Form 10-Q
period 2010-03-31
S&W Seed Co
filed 2010-06-16
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:  001-34719

S&W SEED COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1285894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25552 South Butte Avenue Five Points, CA	93624
(Address of Principal Executive Offices)	(Zip Code)

(559) 884-2535
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 14, 2010, 5,800,000 shares of the registrant’s common stock were outstanding.

S&W SEED COMPANY

Part I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2009	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$367	$357,933
Accounts receivable, net	386,359	1,455,850
Inventories, net	1,111,463	3,630,141
Prepaid expenses and other current assets	14,365	87,155
Due from related parties	63,693	—
TOTAL CURRENT ASSETS	1,576,247	5,531,079

Property, plant and equipment, net of accumulated depreciation	2,241,186	2,143,929
Other intangibles, net	594,910	560,234
TOTAL ASSETS	$4,412,343	$8,235,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,816	$2,334,139
Revolving line of credit	975,682	2,495,609
Accrued expenses and other current liabilities	6,649	32,868
Acquisition purchase obligation	1,163,460	590,674
Notes payable	—	730,000
Due to related parties	—	89,543
TOTAL CURRENT LIABILITIES	2,162,607	6,272,833

TOTAL LIABILITIES	2,162,607	6,272,833

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized; 3,000,000 issued and outstanding	3,000	3,000
Additional paid-in capital	1,732,328	935,548
Retained earnings	378,720	1,023,861
Noncontrolling interests	135,688	—
TOTAL STOCKHOLDERS’ EQUITY	2,249,736	1,962,409
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,412,343	$8,235,242

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2010	2009	2010

Revenue	$771,631	$839,306	$4,816,435	$5,500,504

Cost of revenue	628,121	699,172	3,545,378	3,931,166

Gross profit	143,510	140,134	1,271,057	1,569,338

Operating expenses
Selling, general and administrative expenses	204,367	253,347	396,261	551,235
Research and development expenses	12,331	68,088	41,800	106,217
Depreciation and amortization	47,398	54,464	136,843	161,569
Total operating expenses	264,096	375,899	574,904	819,021

Income (loss) from operations	(120,586)	(235,765)	696,153	750,317

Other (income) expense
Interest expense, net	21,769	35,426	54,738	77,363
Other (income), net	—	—	(7,423)	—

Net income (loss) before income tax benefit	$(142,355)	$(271,191)	$648,838	$672,954

Income tax (benefit) expense	—	(66,602)	—	(66,602)

Net income (loss) including noncontrolling interests	$(142,355)	$(204,589)	$648,838	$739,556
Net income (loss) attributable to noncontrolling interests	(14,236)	—	64,884	94,415
Net income (loss) attributable to S&W Seed Company	$(128,119)	$(204,589)	$583,954	$645,141

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.04)	$(0.07)	$0.19	$0.22
Diluted	$(0.04)	$(0.07)	$0.19	$0.22

Weighted average number of common shares outstanding:
Basic	3,000,000	3,000,000	3,000,000	3,000,000
Diluted	3,000,000	3,000,000	3,000,000	3,000,000

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance, June 30, 2008	3,000,000	$3,000	$2,397,000	$—	$93,608	$2,493,608

Withdrawals by owners	—	—	(664,672)	—	—	(664,672)
Net income for the year ended June 30, 2009	—	—	—	378,720	42,080	420,800
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - 12/31/09	—	—	10,561	—	(230,103)	(219,542)
Equity offering costs	—	—	(727,727)	—	—	(727,727)
Withdrawals by owners	—	—	(79,614)	—	—	(79,614)
Net income for the nine months ended March 31, 2010	—	—	—	645,141	94,415	739,556
Balance, March 31, 2010	3,000,000	$3,000	$935,548	$1,023,861	$—	$1,962,409

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$648,838	$739,556
Adjustments to reconcile net income from operating activities to net cash provided by operating activities
Depreciation and amortization	136,843	161,569
Accretion of acquisition purchase obligation	49,459	27,214
Changes in:
Accounts receivable	(136,994)	(1,069,491)
Inventories	(943,214)	(2,518,678)
Prepaid expenses and other current assets	11,450	(72,790)
Due from related parties	421,831	63,693
Accounts payable	(2,401)	2,317,323
Accrued expenses and other current liabilities	(758)	26,219
Net cash provided by (used in) operating activities	185,054	(325,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(151,698)	(29,635)
Proceeds from disposal of property, plant and equipment	15,912	—
Net cash used in investing activities	(135,786)	(29,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	(313,520)	(79,614)
Equity offering costs	—	(727,727)
Borrowing (repayments) on revolving credit loan	541,686	1,519,927
Repayments to related parties	(277,439)	—
Net cash provided by (used in) financing activities	(49,273)	712,586

NET INCREASE OR (DECREASE) IN CASH	(5)	357,566

CASH AND CASH EQUIVALENTS, beginning of the period	7	367

CASH AND CASH EQUIVALENTS, end of period	$2	$357,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,279	$34,950
Income taxes	—	—

Non-Cash Transactions:
Debt issued for acquisition of minority interests	$—	$819,542

See notes to consolidated financial statements

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BACKGROUND AND ORGANIZATION

Organization

Seed Holding, LLC (“Seed Holding” or “the Company”) was formed as a Nevada limited liability company on June 27, 2008 for the purpose of acquiring a majority ownership interest in S&W Seed Company, a California general partnership (“S&W”), which is engaged in the business of breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains.

On June 27, 2008, the general partners of S&W entered into an agreement for sale of their partnership interests to Seed Holding. Under the terms of the agreement, Seed Holding agreed to purchase 90% of S&W for $3,600,000 in three separate closing transactions. By amendment to that agreement, in December 2009, Seed Holding agreed to purchase the entire partnership.

S&W Seed Company (“S&W Seed Delaware” or “the Company”) was incorporated in Delaware on October 2, 2009. Effective January 28, 2010, the members of Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, which became the sole member of Seed Holding.  Prior period consolidated financial statements have been re-classified to conform to the equity presentation of the Company as a C-corporation.

See Notes 3 and 10 for further discussion.

Business Overview

Since its establishment, the Company has been principally engaged in breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that the Company has operated since its inception. The Company’s products are grown under contract by farmers in the San Joaquin Valley of Central California. Though the Company’s proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The Company legally owns 85% of S&W Seed Company, a California general partnership as of December 31, 2009 and March 31, 2010 but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its controlled subsidiary, S&W Seed Company. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in owners’ equity on the consolidated balance sheet.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2010, consolidated statements of operations for the three and nine months ended March 31, 2009 and 2010, consolidated statement of owners’ equity for the nine months ended March 31, 2010 and consolidated statements of cash flows for the nine months ended March 31, 2009 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2010 and its results of operations and its cash flows for the nine months ended March 31, 2009 and 2010. The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, asset impairments, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. The Company’s top three customers accounted for 44% and 64% of its net sales for the nine months ended March 31, 2009 and 2010, respectively.

Three customers comprised 96% and  97% of the Company’s accounts receivable at June 30, 2009 and March 31, 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. Three growers accounted for 44% and 43% of the Company’s seed requirements for the nine months ended March 31, 2009 and 2010, respectively.

Revenue Recognition

The Company derives its revenue from sales of alfalfa seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company’s facilities. When selling to distributors who distribute the Company’s products internationally, title to the product is transferred at the time the product is delivered to the port of debarkation.

When the right of return exists in the Company’s seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.

The Company recognizes revenue from milling services according to the terms of the sales agreements and when delivery has occurred, performance is complete, no right of return exists and pricing is fixed or determinable at the time of sale.

Additional conditions for recognition of revenue for all sales include the requirements that the collection of sales proceeds must be reasonably assured based on historical experience and current market conditions, the sales price is fixed and determinable and that there must be no further performance obligations under the sale.

Shipping and Handling Costs

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of goods sold. In most instances, products are shipped F.O.B. shipping point and as a result the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company’s consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of goods sold.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2009 or March 31, 2010.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at June 30, 2009 and March 31, 2010.

Inventories

Inventories consist of alfalfa seed purchased from our growers under year-to-year production contracts as well as packaging materials. Alfalfa inventories are accounted for on a specific lot-by-lot identification basis. Inventories are sold to the Company’s customers on the same specific lot-by-lot identification basis.

Inventories are stated at the lower of cost or market, and the inventory reserve reduces the cost basis of inventory. Inventories are valued as follows: Actual cost is used to value raw materials such as packaging materials, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at actual cost. Actual cost for finished goods includes plant conditioning and packaging costs, direct labor and raw materials and manufacturing overhead costs based on normal capacity. The Company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of finished goods based on the normal capacity of the production facilities.

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. The Company sells its inventory to distributors and directly to growers.

Components of inventory are:

	June 30,	March 31,
	2009	2010

Raw materials and supplies	$72,347	$68,447
Work in progress	—	—
Finished goods	1,039,116	3,561,694
Reserve for obsolescence	—	—
	$1,111,463	$3,630,141

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset—periods of approximately 18-28 years for buildings, 3-7 years for machinery and equipment and 3-5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Intangible Assets

Intangible assets acquired in the business acquisition of S&W in 2008 are reported at their initial fair value, which is not updated on a recurring basis. The intangible assets are amortized based on useful lives ranging from 3-20 years.

Research and Development Costs

The Company is engaged in ongoing research and development (“R&D”) of proprietary seed varieties. The Company accounts for R&D under standards issued by the Financial Accounting Standards Board (“FASB”). Under these standards, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses.

Income Taxes

Organized as a limited liability company until January 28, 2010, the Company was not a taxable entity for income tax purposes until January 28, 2010.  Prior to January 28, 2010, items of membership income, deductions and credits are allocated among the members for inclusion in their respective income tax returns.

Effective January 28, 2010, the Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB.  Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

The provision for income taxes is comprised of the following:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2010
Current federal tax benefit	$(62,269)	$(62,269)
Deferred federal tax benefit	(4,333)	(4,333)
Total income tax benefit	$(66,602)	$(66,602)

A reconciliation of the actual income tax expense (benefit) recorded to that based upon expected federal tax rates are as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2010	March 31, 2010
Expected federal tax expense at statutory rates	$228,804	$228,804
Permenant differences	(295,406)	(295,406)
Tax expense (benefit) as recorded	$(66,602)	$(66,602)

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances  warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2009. There were no impairment indicators during the nine months ended March 31, 2010.

Forward Purchase Contracts

Pursuant to FASB ASC 480-10-55-53 through ASC 480-10-55-54, the Company records fixed price forward purchase contracts at the estimated net present value of the obligation and accretes the net present value of the obligation up to the face value of the obligation using the effective interest method as a component of interest expense. During the year ended June 30, 2009 and the nine months ended March 31, 2009 and 2010, the Company recorded a liability for its obligations to purchase additional interests in S&W Seed Company, a California general partnership. See Note 3 for further discussion.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•      Level 1. Observable inputs such as quoted prices in active markets;

•                  Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value on a non-recurring basis at June 27, 2008. The assets presented below were acquired on June 27, 2008 as discussed in Note 3.

•                  Level 1: none

•                  Level 2: none

•                  Level 3:

•      Property, plant, and equipment: $2,168,044

•      Intangible assets: $641,146

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2007, the FASB amended its existing standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The new standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment. The Company adopted the new standard effective July 1, 2009.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.” ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s consolidated results of operations or financial condition. See Note 10 for disclosures regarding the Company’s subsequent events.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE 3—BUSINESS COMBINATIONS

On June 27, 2008, Seed Holding entered into an agreement to purchase a 90% interest in the general partnership interests of S&W over a two-year period (the “Purchase Agreement”). Under the terms of the Purchase Agreement, Seed Holding agreed to three separate closing transactions. Pursuant to the Purchase Agreement, Seed Holding had initially purchased a 60% interest in the partnership for $2,400,000 in cash plus transaction costs of $7,500, with the obligation to acquire an additional 15% interest on June 30, 2009 for $600,000 in cash and another 15% interest on June 30, 2010 for an additional $600,000 in cash. The Purchase Agreement contemplated that 10% of the partnership would remain in the hands of one of the original partners. Despite the legal outcome of the Purchase Agreement, the accounting standards set forth in FASB ASC 480-10-55-53 through ASC 480-10-55-54 mandated that the Company record the entire 90% interest as purchased as of the initial closing date (June 27, 2008).

The payment terms and obligations set forth in the Purchase Agreement are deemed to be a fixed price forward contract. Pursuant to FASB ASC 480-10-55-53 through ASC 480-10-55-54, the purchase of the entire 90% interest was recorded on the date of the initial Purchase Agreement (June 27, 2008) and the remaining 10% as a non-controlling interest. Because the Purchase Agreement required Seed Holding to purchase the remaining 30% interest subsequent to June 27, 2008, an acquisition purchase obligation of $1,097,084 was recorded on the June 2008 closing date. The $1,097,084 purchase obligation represented the present value of the $600,000 payment initially due on June 30, 2009 (second closing) and the $600,000 due on June 30, 2010 (third closing).

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accretes the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $66,376 for the year ended June 30, 2009 and $49,459 and $27,214 for the nine months ended March 31, 2009 and 2010, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

The purchase transaction was negotiated at arm’s length and was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a “bargain purchase.” The events and circumstances allowing the Company to acquire S&W at a bargain were related to the timing of the initial acquisition and the positive reputation of the Company’s management team. Because the consideration paid is less than the fair value of the assets acquired, the excess fair value over cost is allocated on a pro-rata reduction to the non-current assets acquired. Non-controlling interest of 10% were recorded at the net carry value of the partnership based upon the applicable accounting guidance at the date of the acquisition.

The following table summarizes the final allocation of the purchase price:

Current assets	$1,084,992
Property, plant and equipment	2,168,044
Trade name	247,469
Customer relationships	127,796
Technology/IP	262,090
Non-compete	3,791
Assumed liabilities	(295,990)
Non-controlling interest	(93,608)
Total purchase price	$3,504,584

The total purchase price of $3,504,584 consisted of $2,400,000 in cash, $7,500 of acquisition costs, and $1,097,084 which was the net present value of the acquisition purchase obligation.

The intangible assets included the fair value of trade name, customer relationships, technology/IP, and non-compete agreements. The useful lives of the acquired intangibles are as follows:

Useful Lives (Years)
Trade name	20
Customer relationships	20
Technology/IP	10
Non-compete	3

Effective December 1, 2009, Seed Holding entered into an amendment to the Purchase Agreement among the original general partners of S&W and Seed Holding. Amendment Number 1 to the Purchase Agreement, dated December 1, 2009, deferred the date of the second closing (originally, June 30, 2009) and provided for the issuance of promissory notes bearing 4% interest (“Notes”) in lieu of the $600,000 cash payment originally contemplated to be paid at the second closing for 15% of the general partnership interests. The Notes are payable on May 1, 2011, but upon the occurrence of certain specified events, the maturity date is accelerated. At the time the December 1, 2009 Notes were issued, the Company recorded a $600,000 note payable and reduced the acquisition purchase obligation by the corresponding amount. In exchange for the Notes, the selling general partners, as parties to Amendment Number 1, collectively transferred to the Company an additional 15% ownership interest in S&W, which resulted in the Company’s legal ownership increasing to 75% at December 1, 2009. The Company paid the $600,000 Notes in full in May 2010.  See Note 10 for further discussion of subsequent events.

Seed Holding entered into Amendment Number 2 to the Purchase Agreement, dated effective December 31, 2009, which provided for the transfer of a selling general partner’s 10% interest in S&W to the Company in exchange for a cash payment of $89,543, a $130,000 4% promissory note and 560 member units in Seed Holding. The promissory note is payable May 1, 2011, but upon the occurrence of certain specified events, the maturity date is accelerated. The note payable was measured at par value which approximated fair value. The membership units were recorded at their fair value of $276,000. The Company accounted for the acquisition of the remaining 10% non-controlling interests pursuant to FASB Standard ASC 810. The reduction to the carrying amount of non-controlling interests in connection with the December 31, 2009 acquisition exceeded the consideration the Company paid. Pursuant to the guidance in ASC 810-45-23, the Company recorded those differences as increases in contributed capital. The cash payment of $89,543 was paid by Yellowjacket, LP, the Company’s principal stockholder, on behalf of the Company and accordingly is shown as due to related parties on the Company’s consolidated balance sheet at March 31, 2010. See Note 9 for further discussion of related party transactions. The Company paid the $130,000 note in full in May 2010.  See Note 10 for further discussion on subsequent events.

The closing of the transactions contemplated by Amendment Number 1 and Amendment Number 2 to the Purchase Agreement resulted in the Company having acquired an 85% legal ownership interest in S&W at December 31, 2009. The Company’s financial statements reflect a 100% ownership interest at December  31, 2009 and subsequent periods, as mandated by the applicable accounting guidance in FASB ASC 480-10-55-53 through ASC 480-10-55-54 due to the Company’s fixed price forward contract to acquire the remaining partnership interests.

The transactions contemplated by the Purchase Agreement Amendment Number 1 and Amendment Number 2 were negotiated at arm’s length among unrelated parties.

The financial results of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Seed Holding did not have any operations prior to the acquisition of S&W. Due to the lack of operations in Seed Holding prior to the acquisition and that the inception date is near the end of the period, period ended 2008 proforma information is not presented as it would duplicate the statement of operations presented in these consolidated financial statements.

NOTE 4—OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2009	Additions	Amortization	March 31, 2010
Trade name	$235,096	$—	$(9,280)	$225,816
Customer relationships	121,406	—	(4,792)	116,614
Technology/IP	235,881	—	(19,656)	216,225
Non-compete	2,527	—	(948)	1,579
	$594,910	$—	$(34,676)	$560,234

Amortization expense totaled $34,677 and $34,676 for the nine months ended March 31, 2009 and 2010, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2010	2011	2012	2013	2014
Amortization expense	$46,236	$46,236	$46,236	$46,236	$46,236

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	March 31,
	2009	2010

Land and improvements	$126,895	$126,895
Buildings and improvements	1,984,749	1,984,749
Machinery and equipment	113,911	143,546
Vehicles	156,468	156,468
Total property, plant and equipment	2,382,023	2,411,658

Less: accumulated depreciation	(140,837)	(267,730)

Property, plant and equipment, net	$2,241,186	$2,143,929

Depreciation expense totaled $102,166 and $126,893 for the nine months ended March 31, 2009 and 2010, respectively.

NOTE 6—SHORT TERM DEBT

S&W is party to a revolving line of credit with Wells Fargo Bank dated December 26, 2008. S&W is entitled to borrow up to $2,500,000 for working capital purposes beginning December 26, 2008 and up to and including December 1, 2009. The line of credit can be repaid, in part or in whole, at any time. S&W has the ability to re-borrow, subject to all of the limitations, terms and conditions of the credit agreement. The credit agreement is evidenced by a promissory note dated December 26, 2008. The line of credit is secured by all of S&W’s accounts receivable, inventory and general intangibles. Further, the indebtedness is guaranteed by Seed Holding, Grover T. Wickersham, Yellowjacket, LP and The Paul F. Shoen Revocable Trust.  On December 18, 2009, the line of credit maturity date was extended to March 1, 2010. On February 26, 2010, Wells Fargo Bank renewed the line of credit. Under the renewed credit facility, the outstanding principal balance and all accrued and unapid interest is due and payable in full on April 1, 2011.

Interest charged on the outstanding principal balance of the line of credit is variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the Wells Fargo Bank line of credit was $5,279 for the period December 26, 2008 through March 31, 2009 and $50,149 for the nine months ended March 31, 2010.

At June 30, 2009 and March 31, 2010, S&W had an aggregate principal amount outstanding of $975,682 and $2,495,609 on the revolving line of credit.

In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility. See Note 10 for further discussion of subsequent events.

NOTE 7—STOCKHOLDERS’ EQUITY

On January 28, 2010, the members of Seed Holding transferred 100% of their members’ interest to S&W Seed Delaware, in exchange for 3,000,000 shares of authorized and unissued common stock in a tax-free exchange pursuant to Section 351 of the Internal Revenue Code. As a result, S&W Seed Delaware became the sole member of Seed Holding and became the legal owner of 85% of S&W. S&W Seed Delaware also assumed Seed Holding’s obligations to repay the $730,000 Notes when they come due and to purchase the remaining 15% general partnership interest in S&W. The Company accounted for the January 2010 exchange transaction in accordance with standards promulgated by the FASB regarding transactions between entities under common control, ASC 805-50-15.

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock.  At March 31, 2010, there were 3,000,000 shares issued and outstanding. The Company’s equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

During the nine months ended March 31, 2010, there were $79,614 of owners’ withdrawals.

On March 9, 2010, the Company granted options to purchase 375,000 shares of its common stock to its employees, directors and consultants pursuant to its 2009 Equity Incentive Plan. The options are exercisable at $4.00 per share. The options vest in equal quarterly installments, commencing on July 1, 2010 and expire on March 9, 2015.  None of the options vested as of March 31, 2010 and accordingly no stock-based compensation expense was recorded for the three and nine months ended March 31, 2010.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 9—RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company’s Chairman of the Board, also serves as the Chairman of the Board of Triangle T Partners, LLC and is a member of the board of directors of Triangle T Ranch, Inc. (collectively with Triangle T Partners, LLC, “Triangle T”), which owns 100% of Triangle T Partners, LLC. Mr. Wickersham and his family are the majority owners of TTR Holdings, Inc., which owns 100% of Triangle T Ranch.

Triangle T has been one of the Company’s alfalfa seed growers for four years. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the nine months ended March 31, 2010, the Company purchased from Triangle T $832,486 for alfalfa seed Triangle T grew and sold to the Company under annual contracts. Mr. Wickersham did not personally receive any funds from these transactions. The Company has contracted with Triangle T to plant 893 acres of various alfalfa seed varieties as part of the Company’s calendar 2010 production for which the Company will pay Triangle T the same price the Company has agreed to pay its other growers. Triangle T has also agreed to plant up to 30 acres of proprietary varieties of stevia plantings in 2010. The Company has agreed to reimburse Triangle T for its direct and indirect costs of planting and harvesting stevia plants ($34,574 as of March 31, 2010). Triangle T purchases milled alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells milled alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. For the nine months ended March 31, 2010, the Company sold $405,601 of milled alfalfa seed to Triangle T.

Amounts due from Triangle T totaled $27,820 and $74,301 at June 30, 2009 and March 31, 2010, respectively, which are included in accounts receivable on the Company’s consolidated balance sheets. Amounts due to Triangle T totaled $0 and $488,657 at June 30, 2009 and March 31, 2010, respectively, which are included in accounts payable  and accrued expenses on the Company’s consolidated balance sheets.

In December 2008, S&W entered into a one-year revolving line of credit arrangement with Wells Fargo Bank, National Association, under the terms of which S&W is allowed to draw down up to $2,500,000 (bearing interest at 3% over the daily one-month LIBOR in effect from time to time), which the Company uses for working capital requirements. In connection with this credit arrangement, Mr. Wickersham, among other parties, executed continuing guaranties of S&W’s obligations under the revolving line of credit. Those guaranties remain in full force and effect at March 31, 2010. See Note 6 for further discussion.

The $89,543 cash payment, made as part of the consideration for the acquisition of a selling general partner’s 10% interest in S&W dated effective December 31, 2009, was advanced by Yellowjacket, LP, the principal stockholder of S&W Seed Delaware, on behalf of Seed Holding, and accordingly, is shown as due to related parties on the Company’s consolidated balance sheet at March 31, 2010. The Company repaid the balance in full on June 10, 2010. See Note 10 for further discussion.

In the normal course of operations, S&W entered into various verbal non-interest bearing revolving loan agreements with the general partners of the S&W, whereby S&W would advance capital to the general partners and in certain instances the general partners would advance capital to S&W. Amounts due from parties totaled $63,693 and $0 at June 30, 2009 and March 31, 2010, respectively. Amounts due to related parties totaled $0 and $89,543 at June 30, 2009 and March 31, 2010, respectively.

NOTE 10—SUBSEQUENT EVENTS

On May 7, 2010, the Company closed its initial public offering (“IPO”) of 1,400,000 units, which priced at $11.00 per unit, raising gross proceeds of $15,400,000. Each unit consists of two shares of common stock, one Class A warrant and one Class B warrant.  In connection with the IPO, the Company issued Representative’s Warrants to Paulson Investment Company, Inc. and Feltl and Company to purchase up to an aggregate of 140,000 units at $13.20, expiring May 3, 2015.

In May 2010, the Company repaid the outstanding balance of $2,173,142 under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility.

On May 7, 2010, the Company issued common stock purchase warrants to Cardiff Partners, LLC (“Cardiff Partners”) pursuant to its prior agreement under which Cardiff Partners provided certain consulting services in connection with the Company’s IPO. The warrants grant Cardiff Partners the right to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share, subject to a cashless exercise right. The warrants expire on May 7, 2015.

On May 7, 2010, the Company issued common stock purchase warrants to PR Financial Marketing, LLC (“PRFM”) pursuant to its Client Services Agreement under which PRFM provides certain investor and public relations services, including services in connection with the Company’s IPO. The warrants grant PRFM the right to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $4.00 per share, subject to a cashless exercise right. The warrants expire on May 7, 2015.

On May 18, 2010, the Company completed the acquisition of S&W using $600,000 of the net proceeds from its initial public offering, Seed Holding acquired the 15% interest in the partnership that it had not previously acquired in prior closings in June 2008 and December 2009. The Company also paid an additional approximately $743,000 of the net proceeds from the IPO to pay the full amount of principal and accrued interest owed to certain of the selling partners on notes issued in connection with the December 2009 closings. As a result of the foregoing, the partnership has ceased to exist, and the business and property of S&W is now wholly-owned and operated by S&W Seed Delaware and its subsidiary, Seed Holding.

On June 10, 2010, the Company repaid the $89,543 advanced by Yellowjacket, LP, the principal stockholder of S&W Seed Delaware, on behalf of Seed Holding. This balance is shown as due to related parties on the Company’s consolidated balance sheet at March 31, 2010.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 4, 2010. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are in the business of contracting production of our proprietary alfalfa seed varieties, processing the seed at our facility and marketing it as certified seed to agribusiness firms and farmers throughout the world. Until we incorporated in October 2009, our business was operated for almost 30 years as a general partnership owned by five general partners. Our business has been relatively consistent for many years: (i) we contract with a small network of growers, many of whom have grown our proprietary seed for us for more than two decades; (ii) we process the seed purchased from our growers in our seed cleaning and processing facility, which we modernized and rebuilt in the late 1980’s and which has been more than adequate for our needs since then; and (iii) we sell our seed through our network of dealers and distributors, as well directly to farmers, many of whom have been our customers for many years. Beginning in the fiscal year ended June 30, 2009, we employed a small internal sales staff to supplement our dealer and distributor networks. Although never a large portion of our business, we also have historically provided cleaning and processing services for other growers of alfalfa seed and small grains, including wheat, barley and triticale. Except for a small loss in 2002, we have been profitable every year since our inception in 1980. The partners, being satisfied with their return from the business, chose not to significantly expand, intentionally electing to maintain the same scale of operations rather than incurring significant debt and engaging in a meaningful amount of sales and marketing activities. Instead, the business relied on in-the-field results, word of mouth testimonials and the results of university-conducted trials of seed varieties, in which our proprietary seed varieties consistently perform at or near the top in terms of yield and other characteristics, such as heat and salt tolerance.

Beginning in the fiscal 2010 year that started on July 1, 2009 (the “2010 Fiscal Year”), the management team installed by the new owners began to alter this historical course of business in order to increase stockholder value. We raised capital in our recently completed initial public offering in order both to grow the existing business and take the company in a new direction. We intend to increase our grower acreage, expand our sales and marketing efforts, both domestically and internationally, and extend the breadth and depth of our product offerings. Although we do believe a real opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. These could include, by way of example, discovering that growers in the San Joaquin Valley want to grow crops that provide greater profit than alfalfa seed. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our current business. We could also fail to accurately anticipate the impact of our expanded sales and marketing efforts and not see a material increase in revenue after we ramp up sales and marketing activities. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties, despite our optimism. We also are entering a new line of business by beginning the operation of a stevia breeding and cultivation pilot project. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We expect to incur substantial additional expenses during the 2010 and 2011 fiscal years as we expand our alfalfa seed development, processing, sales and marketing activities and enter the stevia production business. Additionally, commencing on January 28, 2010, our operations are subject to federal and state income taxes as a result of converting the company from a limited liability company to a corporation. Accordingly, results of operations subsequent to January 28, 2010 are subject to a statutory tax rate of approximately 42.8%.

We currently are using less than 25% of our mill capacity, leaving room for substantial growth without having to incur significant capital costs. Our mill operations are not labor intensive, but we anticipate hiring additional personnel to run additional shifts. We also expect to make some alterations to a portion of our mill facility to accommodate stevia desiccation and bundling and to add seed-coating capabilities. In the future, we may also add a GMO processing line, if Roundup Ready alfalfa becomes legal to sell in the U.S., and our management team decides that it is in our best interest to have the capability (both in terms of licensing rights and facilities) to sell Roundup Ready alfalfa. As the date of this Quarterly Report on Form 10-Q, Roundup Ready alfalfa is still not legally available for sale in the U.S., although in November 2009, the USDA released its draft environmental impact statement for public comment, which is a major step towards the expected deregulation of Roundup Ready alfalfa.

Our business is seasonal, with sales concentrated in the months of September, October and November when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year, with the objective of selling most of the inventory from the current year’s harvest before the next year’s harvest. Tests show that seed that has been held in inventory for over one year produces higher hay yields. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for insufficient inventory availability in the event that we have higher than anticipated demand.

The supply and demand for alfalfa seed, and consequently our revenue and margins, are difficult to project. We contract annually at fixed prices with approximately 15 growers who have established a history of yields that provide some predictability into anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower. Additionally, depending upon market prices for hay, the availability of water and the market prices for alternative crops, alfalfa hay growers may choose to convert growing hay crop to non-certified seed, and this additional supply, though temporary, can drive down the overall market price for seed, including the market for certified alfalfa seed.

Although our alfalfa seed business is largely dependent upon the dairy industry’s demand for alfalfa hay, our sales are made to a worldwide market. From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2009 (the “2009 Fiscal Year”), our seed shipments were allocated approximately 55% to the domestic market and 45% to distributors who sell into international markets. While the dairy business is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand. However, the supply of seed in the marketplace is subject to substantial swings. The negative effect of the severe hay market downturn, which began in fiscal 2009 when the dairy industry prices declined due to over-supply, is somewhat offset by our existing sales to distributors selling internationally and the need of many our customers for the specific seed traits bred into our certified high yield, salt tolerant, non-dormancy products. We anticipate higher sales in the fiscal year ended June 30, 2010 as compared to the 2009 Fiscal Year. The outlook for fiscal 2011, beginning July 1, 2010 (the “2011 Fiscal Year”), is for increased sales as well as increased margins based upon a reduction of seed contract costs, with sales contracts remaining at 2009 Fiscal Year levels. We also plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Historical Background

Our business was operated as a partnership beginning in 1980. On June 27, 2008, the general partners entered into an agreement with Seed Holding, LLC for the purchase of a 90% interest in the partnership over a two-year period. Pursuant to that purchase agreement, Seed Holding had initially purchased a 60% interest in the partnership for $2,400,000 in cash, with the obligation to acquire an additional 15% interest on June 30, 2009 for $600,000 in cash and another 15% interest on June 30, 2010 for an additional $600,000 in cash. The original agreement was modified in December 2009 to permit Seed Holding to purchase the entire partnership. At March 31, 2010, Seed Holding, LLC legally owned an 85% general partnership interest and had issued $730,000 in promissory notes to the four general partners. These notes were due on June 30, 2010 but accelerated upon the closing of our initial public offering. Seed Holding agreed to purchase the remaining 15% general partnership interest on the earlier of June 30, 2010 or the closing of our initial public offering.

S&W Seed Delaware was incorporated in Delaware on October 2, 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the promissory notes in full and purchased the final partnership interests, resulting in Seed Holding owning 100% of the former partnership. Seed Holding and  S&W Seed Delaware collectively paid a total of $3,819,543 in cash plus 69,000 shares of common stock (issued in January 2010 in exchange for 560 membership units of Seed Holding) for 100% of S&W.

Despite the legal consequences intended by the purchase agreement and its amendments, the accounting rules applicable to the agreement mandate that Seed Holding account for the acquisition of 90% of the partnership as of June 30, 2009 and 100% of the partnership as of December 31, 2009 and subsequent periods. The financial statements of S&W Seed Delaware, presented elsewhere in this Report, reflect this accounting treatment.

The historical financial information contained in this Quarterly Report on Form 10-Q has been derived from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) for corporations.

Both because S&W Seed Delaware has moved from the partnership and limited liability structures to the corporate structure, and because  it is entering a new growth mode that it has not historically pursued, management does not believe that  historical financial results are indicative of future results.

Results of Operations

The following discussion and analysis of our results of operations compares the consolidated results of operations for the three months ended March 31, 2009 and 2010.

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2009 was $771,631 compared to $839,306 for the three months ended March 31, 2010. The $67,675 increase in revenue for the three months ended March 31, 2010 was primarily due to a $148,230 increase due to pricing, partially offset by $80,219 decrease in volume. The decrease in volume represented an 8.7%, or 22,403 pound, decrease in the volume of seed sold. The $148,230 increase in pricing is a result of a 19%, or $0.58 per pound, increase in the average selling price of seed in the current period. Revenue for the three months ended March 31, 2009 included approximately $1,691 of milling and other services compared to $1,356 in the current period. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $628,121 in the three months ended March 31, 2009 was 81% of revenue, while the cost of revenue of $699,172 in the three months ended March 31, 2010 was 83% of revenue. The increase in cost of revenue for the three months ended March 31, 2010 was attributed to a $139,596 increase in the cost of seed, partially offset by a $61,968 decrease in volume of seed sold and a $6,577 decrease in costs of milling and other services.Gross margins on seed revenue decreased in the current period as the average selling price of our seed increased by $0.58 per pound or 19% and the average cost of seed sold increased by $0.54 per pound or 24%.

We have arrangements with our growers for the production of seed for harvest periods beginning in August 2010 and ending in October 2010. These grower contracts will be approximately 18% less than the 2010 Fiscal Year product price.

In the second quarter of the 2010 Fiscal Year, we began our stevia production pilot project and, in May 2010, we entered into a trialing arrangement with a major stevia producer that will allow us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. At our request, one of our largest alfalfa seed growers began preparing for planting test varieties of stevia that will be planted in the summer of 2010. We have agreed to reimburse the grower for its direct growing costs, but we do not anticipate earning any revenue from stevia leaf sales in the 2010 Fiscal Year. We do expect to begin commercial sales of stevia leaf in the fiscal year ending June 30, 2011, however, we do not expect the revenues to be meaningful during the fiscal year ending June 30, 2011.

Selling, General and Administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2009 was $204,367 compared to $253,347 for the three months ended March 31, 2010. The $48,980 increase in current period SG&A expense versus the comparable period in the prior year was due primarily to a $40,166 increase in personnel costs for sales and marketing. The remainder of the increase can be attributed to an increase in legal expenses of $15,955, partially offset by other expense reductions. During the 2010 and 2011 Fiscal Years, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace. We also expect an increase in legal, accounting, investor relations and consulting SG&A expenses, associated with operations as a reporting public company. In line with the expanded scope of our operations, we also anticipate a modest increase in employees.

Research and Development Expenses

Research and development expenses (“R&D”) for the three months ended March 31, 2009 and 2010 were $12,331 and $68,088, respectively. R&D expenses have increased $55,757 in the current period due to $44,084 of stevia product development expenses incurred in the current period that were not incurred in the comparable period of the prior year. In addition, we increased our alfalfa seed product development expenses by $11,673 in the current period that are associated primarily with fees paid to our geneticist for developing and improving our seed varieties. We anticipate an increase in R&D of approximately $300,000 per annum as we expand our alfalfa seed and stevia product development.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2009 was $47,398 as compared to $54,464 for three months ended March 31, 2010. Included in these amounts is amortization expense for intangibles assets which totaled $11,559 and $11,558 for the 2009 and 2010 periods, respectively. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including vehicles, a trailer and other equipment.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2009 was $21,769 as compared to $35,426 for three months ended March 31, 2010. The increase in the current period was attributable primarily to the increase in borrowings on the working capital line of credit. This increase was partially offset by a decrease in interest expense (accretion expense) associated with our acquisition purchase obligation. Accretion expense was $16,490 and $9,082 for the three months ended March 31, 2009 and 2010, respectively.

Income Tax Benefit

Income tax benefit totaled $66,602 for the three months ended March 31, 2010 and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Loss Including Non-Controlling Interests

We had net loss including non-controlling interests of $142,355 for the three months ended March 31, 2009 compared to $204,589 for the three months ended March 31, 2010. The $62,234 or 44% increase in net loss in the current period was attributable primarily to the increase in SG&A, R&D and interest expenses discussed above.

The following discussion and analysis of our results of operations compares the consolidated results of operations for the nine months ended March 31, 2009 and 2010.

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2009 was $4,816,435 compared to $5,500,504 for the nine months ended March 31, 2010. The $684,069 increase in revenue for the nine months ended March 31, 2010 was due to a $9,614 increase in volume, a $559,066 increase due to pricing and an $115,389 increase in milling and other services. The increase in volume represented a 0.2%, or 2,861 pound, increase in the volume of seed sold. The $559,066 increase in pricing is a result of a 13%, or $0.38 per pound, increase in the average selling price of our seed in the current period. Revenue for the nine months ended March 31, 2009 included approximately $471,053 of milling and other services compared to $586,442 in the current period. The increase can also be attributed to an increase in milling services and other services during the nine-month period ended March 31, 2010. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $3,545,378 in the nine months ended March 31, 2009 was 74% of revenue, while the cost of revenue of $3,931,166 in the nine months ended March 31, 2010 was 72% of revenue. The increase in cost of revenue for the nine months ended March 31, 2010 was attributed to a $496,233 increase in the cost of seed and a $7,311 increase in volume of seed sold, partially offset by an $117,756 decrease in costs of milling and other services. The decrease in percentage cost of revenue in the nine months ended March 31, 2010 was attributable primarily to an increase in higher margin milling services in the current period. Gross margins on seed revenue decreased in the current period as the average selling price of our seed increased by $0.38 per pound or 13% and the average cost of seed sold increased by $0.34 per pound or 15%.

We have arrangements with our growers for the production of seed for harvest periods beginning in August 2010 and ending in October 2010. These grower contracts will be approximately 18% less than the 2010 Fiscal Year product price.

In the second quarter of the 2010 Fiscal Year, we began our stevia production pilot project and, in May 2010, we entered into a trialing arrangement with a major stevia producer that will allow us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. At our request, one of our largest alfalfa seed growers began preparing for planting test varieties of stevia that will be planted in the spring of 2010. We have agreed to reimburse the grower for its direct and indirect growing costs, but we do not anticipate earning any revenue from stevia leaf sales in the 2010 Fiscal Year. We do expect to begin commercial sales of stevia leaf in the fiscal year ending June 30, 2011, however, we do not anticipate earning meaningful revenue during the fiscal year ending June 30, 2011.

Selling, General and Administrative expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended March 31, 2009 was $396,261 compared to $551,235 for the nine months ended March 31, 2010. The $154,974 increase in current period SG&A expense versus the comparable period in the prior year was due primarily to a $106,959 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be attributed to an increase in advertising expenses of $18,736 and legal expenses of $16,295. During the 2010 and 2011 Fiscal Years, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace. We also expect an increase in legal, accounting, investor relations and consulting SG&A expenses, associated with operations as a reporting public company. In line with the expanded scope of our operations, we also anticipate a modest increase in employees.

Research and Development Expenses

Research and development expenses (“R&D”) for the nine months ended March 31, 2009 and 2010 were $41,800 and $106,217, respectively. R&D expenses have increased $64,417 in the current period due to $44,084 of stevia product development expenses incurred in the current period that were not incurred in the comparable period of the prior year. In addition, we increased our alfalfa seed product development expenses by $20,333 in the current period that are associated primarily with fees paid to our geneticist for developing and improving our seed varieties. We anticipate an increase in R&D of approximately $300,000 per annum as we expand our alfalfa seed and stevia product development.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2009 was $136,843 as compared to $161,569 for nine months ended March 31, 2010. Included in these amounts is amortization expense for intangibles assets which totaled $34,677 and $34,676 for the 2009 and 2010 periods, respectively. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including vehicles, a trailer and other equipment.

Interest Expense, Net

Interest expense, net for the nine months ended March 31, 2009 was $54,738 as compared to $77,363 for nine months ended March 31, 2010. The increase in the current period was attributable primarily to the increase in borrowings on the working capital line of credit. This increase was partially offset by a decrease in interest expense (accretion expense) associated with our acquisition purchase obligation. Accretion expense was $49,459 and $27,214 for the nine months ended March 31, 2009 and 2010, respectively.

Income Tax Benefit

Income tax benefit totaled $66,602 for the nine months ended March 31, 2010 and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income Including Non-Controlling Interests

We had net income including non-controlling interests of $648,838 for the nine months ended March 31, 2009 compared to $739,556 for the nine months ended March 31, 2010. The $90,718 or 14% increase in net income in the current period was attributable primarily to the increase in gross profit and income tax benefit as discussed above, partially offset by an increase in SG&A, R&D and interest expenses which is also discussed above.

Liquidity and Capital Resources

Overview

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments to later in the year to coincide with collections from our customers. We have long-term relationships with our growers, and we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the current fiscal year, we deferred certain grower payments due in February and paid our growers approximately 65% of the total obligation for the Fall 2009 harvest as of March 31, 2010. We made the remaining growers payments in May 2010. Combined, these payments represent approximately 80% of our annual cash operating expenses. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash during the planting season in the first fiscal and second fiscal quarters. Due to the concentration of sales to our distributor who sells into Saudi Arabia, representing approximately 43% of sales in the 2009 Fiscal Year, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from our distributor who sells into Saudi Arabia, which have varied significantly from year to year.

The concentration of sales has also resulted in a concentration of credit. At March 31, 2010, this customer accounted for 84% of our accounts receivable. However, we have a long-standing relationship of over two decades with this customer, and we believe that all of its outstanding accounts receivable balances are fully collectible. We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our relationships with our distributors do not include a right of return.

Our principal working capital components include accounts receivable, inventory, prepaid expense and other current assets, and accounts payable and interest payable. Since our inception until 2009, we generated sufficient operating cash flow throughout the year to fund our operations and to distribute surplus annually to the partners. Until the 2009 Fiscal Year, one of the general partners advanced working capital from time to time as the business needs dictated on a seasonal basis to fund operations. As of May 18, 2010, the S&W Seed Company partnership ceased to exist, and the business of the partnership is now owned and operated by S&W Seed Company and our wholly-owned subsidiary, Seed Holding, LLC.

In the 2009 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $2,500,000 to fund our seasonal working capital needs. At March 31, 2010, the outstanding balance was $2,495,609. The line bears interest at 3% over the daily one month LIBOR in effect from time to time. On February 26, 2010, the line was renewed and will mature on April 1, 2011. In May 2010, we paid off the line with the net proceeds from our initial public offering and terminated the line.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2009 and 2010:

	Nine Months Ended March 31,
	2009	2010
Cash flows from operating activities	$185,054	$(325,385)
Cash flows from investing activities	(135,786)	(29,635)
Cash flows from financing activities	(49,273)	712,586
Net increase (decrease) in cash	(5)	357,566
Cash and cash equivalents, beginning of period	7	367
Cash and cash equivalents, end of period	2	357,933

At March 31, 2010, we had $357,933 in cash on hand. Subsequent to the end of the period covered by this Report, we completed our initial public offering of securities in which we received net proceeds of $13,975,500, before deducting offering expenses other than the 3% non-accountable expense allowance we paid to the representative of the underwriters. We believe that the net proceeds of this offering, together with cash flows from operations will be sufficient to meet our working capital requirements for the next 12 months.

Operating Activities

For the nine months ended March 31, 2009, operating activities provided $185,054 in cash, as a result of net income including noncontrolling interests of $648,838, depreciation and amortization of $136,843 and a decrease of due from related parties of $421,831, partially offset by an increase in accounts receivable of $136,994 and an increase in inventories of $943,214. In the nine months ended March 31, 2010, operating activities used $325,385 in cash, as a result of net income including noncontrolling interests of $739,556 depreciation and amortization of $161,569 and an increase of accounts payable of $2,317,323, partially offset by an increase in accounts receivable of $1,069,491 and an increase in inventories of $2,518,678. Due to the seasonality of our business, our inventory and accounts payable balances are at their highest levels in first and second quarters of the fiscal year. In the current fiscal year, we made larger commitments with our growers and accordingly we were carrying higher levels of inventory and accounts payable at March 31, 2010 than at March 31, 2009. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. In fiscal 2010, we intend to sell the majority of our current levels of inventory from the 2009 harvest, and any remaining inventory balances will be sold in first fiscal quarter of fiscal 2011. We do not see any recoverability issues with respect to our current inventory balances on hand. Additionally, our current inventory balances will not result in us reducing the commitments we made to growers to purchase seed from them in the 2010 harvest. We plan to purchase an estimated 3.0 to 3.2 million pounds ($6,750,000 to $7,200,000) of alfalfa seed that is expected to be harvested during the 2010 harvest (which occurs in our fiscal year ending June 30, 2011). We intend to carry higher levels of inventory in future periods to meet anticipated demand resulting from anticipated increased marketing efforts.

The increase in accounts receivable can be primarily attributed to differences in timing of sales and timing of collections from our customers. We believe that we will fully collect all accounts receivable balances outstanding at March 31, 2010, although the exact timing cannot be predicted with certainty.

Our largest customer, Genetics International, Inc., owed us $1,221,737 at March 31, 2010. These outstanding invoices have 90 day payment terms. We are in communication with this customer and have a very long-standing relationship with the customer. In over 25 years of selling to Genetics International, we have never had to write off any receivables due from it. We anticipate collecting the remaining outstanding balances in the near future. To the best of our knowledge, there is no company-related issue that might be delaying payment, nor are there any negative issues impacting our relationship with this customer. Moreover, we believe that all of our outstanding accounts receivable balances are fully collectible. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to Genetics International.

Investing Activities

Our primary investing activities during the nine months ended March 31, 2009 consisted of $151,698 of additions of certain new fixed assets, including vehicles, a trailer and other equipment. Our investing activities during the nine months ended March 31, 2010 totaled $29,635. We expect to have ongoing capital expenditure requirements to support our stevia production and seed-coating facility plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering, which was completed in May 2010.

Financing Activities

During the nine months ended March 31, 2009, our financing activities consisted primarily of withdrawals by owners of $313,520 and repayments to related parties of $277,439, partially offset by $541,686 of borrowings on the revolving credit loan. During the nine months ended March 31, 2010, our financing activities consisted primarily of withdrawals by owners of $79,614 and borrowings on the revolving credit loan of $1,519,927 as well as $727,727 of equity offering costs.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the nine months ended March 31, 2010.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•      the extent and duration of future operating income;

•      the level and timing of future sales and expenditures;

•      working capital required to support our growth;

•      investment capital for plant and equipment;

•      our sales and marketing programs;

•      competition; and

•      market developments.

The alfalfa seed revenue and associated fixed and variable operating expenses, as well as research and development expenses have historically been relatively stable, and we expect this trend to continue. Our new focus on sales and marketing efforts is expected to increase sales volume over time, which, in turn, we anticipate will result in increasing revenue. Our available labor force is plentiful and stable, and many of our laborers have worked for us for over a decade. Our network of distributors in the western United States and growers in California has been stable and productive for over 10 years. The price we pay to growers is contracted annually and prior to establishing our sales prices for the season. Therefore, while the market price for alfalfa seed may fluctuate year to year, we are generally able to maintain a profitable margin between our seed costs and selling prices. We have not seen, nor do we expect, technology changes in the methods of processing and milling alfalfa or other small grain products requiring a capital investment to maintain our competitive high quality and low cost position. Consequently, our capital investment needs and our maintenance expenses from year to year are relatively minor, predictable and stable.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the audited financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies set forth in the notes to the unaudited financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Intangible Assets:    All amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the consolidated statement of operations. Significant changes in key assumptions about the business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized could result in an impairment charge. We have performed an annual review for impairment and none existed as of June 30, 2009.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In December 2007, the FASB amended its existing standards for a parent’s non-controlling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. The new standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The new standard requires, among other things, that a non-controlling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any non-controlling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment. We adopted the new standard effective July 1, 2009.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4T.                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.               Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.            Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2010. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Prospectus.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock, Class A warrants or Class B warrants.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in the Prospectus for our initial public offering and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously disclosed in the Company’s registration statement on Form S-1 (File No. 333-164588), in March 2010, the Company granted options to purchase 375,000 shares of its common stock to its employees, directors, consultants and other service providers pursuant to its 2009 Equity Incentive Plan, all of which are exercisable at $4.00 per share and expire five years from the date of grant. The options were granted in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The optionees represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with the registrant, to information about the registrant. The Company intends to file a Form S-8 registration statement to cover the grant and exercise of options under its 2009 Equity Incentive Plan in the near future.

Use of Proceeds

On May 3, 2010, the Company’s registration statement on Form S-1 (File No. 333-164588) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 1,400,000 units, each unit consisting of two shares of the Company’s common stock, one Class A warrant and one Class B warrant and the additional sale pursuant to the underwriters’ over-allotment option for an additional 210,000 units, at a public offering price of $11.00 per unit. As of the date of this report, the underwriters have not exercised the over-allotment option, which expires on June 17, 2010. The representative of the underwriters was Paulson Investment Company, Inc.

As a result of the offering, the Company received net proceeds of approximately $13,225,500, after deducting underwriting discounts and commissions reasonably estimated at $1,424,500 and additional offering-related expenses reasonably estimated at approximately $750,000, for total expenses reasonably estimated at approximately $2,174,500. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

In May 2010, we used approximately (i) $2,173,142 to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank credit facility; and (ii) $1,342,964 to pay the principal and accrued interest owed on the promissory notes issued to the former partners of S&W Seed Company, a general partnership and to purchase the final 15% of the general partnership not previously owned by our wholly-owned subsidiary, Seed Holding, LLC, all as set out under the captions “Use of Proceeds,” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 4, 2010. We also used approximately $360,208 of the net proceeds allocated to working capital to pay the net amounts owed to our grower and customer, Triangle T, and approximately $1,276,356 to pay the remaining amounts owed to our growers for alfalfa seed we previously purchased. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). We anticipate that the remaining funds will be used for funding our stevia pilot program, financing and warehousing inventory in Saudi Arabia, research and development, upgrading our seed processing facility, expanding sales and marketing activities and working capital and general corporate purposes. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 3.               Defaults Upon Senior Securities.

None.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of June, 2010.

S&W SEED COMPANY

By:	/s/ Matthew K. Szot
Matthew K. Szot
Vice President Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)