Form 10-K
period 2010-06-30
S&W Seed Co
filed 2010-09-28
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34719

S&W SEED COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-1285894 (I.R.S. Employer Identification No.)

25552 South Butte Avenue Five Points, CA (Address of Principal Executive Offices)	93624 (Zip Code)

(559) 884-2535

(Registrant’s Telephone Number,
Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
Class A Warrants to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Class B Warrants to purchase one share of Common Stock	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

The number of shares outstanding of common stock of the Registrant as of September 22, 2010 was 5,800,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement related to its 2010 Annual Meeting of Stockholders be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 30, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, our results may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of this Report, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports. We assume no obligation and do not intend to update these forward-looking statements.

PART I

Item 1.           Business

Overview

We are in the business of contracting production of our proprietary alfalfa seed varieties, processing the seed at our facilities, obtaining state certification and marketing the certified seed to agribusiness firms and farmers throughout the world. Since the inception of our predecessor general partnership in 1980, we have built our reputation in the niche market for salt- and heat-tolerant, non-dormant varieties of alfalfa seed. We believe our proprietary varieties are well-suited to meet the needs of the marketplace, typified by surging nutritional demands in developing countries that are plagued by declining resources of arable land and fresh water. Our “flagship” salt-tolerant variety, SW 9720, was rated No. 1 out of 44 top alfalfa varieties as of the end of the 2008 season in yield per acre tests conducted by UC Davis. During the fall of 2009, we contracted with certain of our growers to produce our recently introduced seed variety, SW 9215, in quantity. SW 9215, which evolved from our popular SW 9720, is more salt tolerant than SW 9720 while producing equal or better yields. In June 2010, we began sales of our newly-certified alfalfa seed variety, SW 8421S, a high-yielding, highly-salt tolerant alfalfa seed that is an “8” dormancy variety. We are not aware of any other “8” dormancy salt tolerant alfalfa seed on the market.

We contract locally-grown alfalfa seed from farmers in the San Joaquin Valley (many of which are family farmers who have grown for us for two or three generations). In the current growing season, we have contracted for approximately 3,280 acres of seed. Several of our growers are capable of increasing the acreage they devote to alfalfa seed production as we expand our seed business and have indicated a willingness to do so. We also believe we could add growers to our network.

We own a seed cleaning and processing facility in Five Points, California that we constructed and have operated since 1980. Our facility was extensively modernized and rebuilt in the late 1980’s. The property encompasses a total of 40 acres, including 35 acres that are in reserve for future development and five acres on which are situated permanent structures and three seed processing lines. We believe that the replacement cost of our Five Points facility would be at least $12 million. The facility has been operating at less than 25% of capacity, providing ample opportunity for growth. We intend to capitalize on our facility’s central location in the San Joaquin Valley by aggressively marketing our seed cleaning and processing services to other growers of alfalfa seed, as well as growers of small grains such as wheat, barley and triticale, which are processed at different times of the year than alfalfa seed. We have allocated a portion of the net proceeds from our May 2010 initial public offering to upgrading and expanding the use of our seed cleaning facility.

In fiscal 2010, we began the launch of our stevia cultivation program with the goal of developing and supplying high quality stevia leaf that we intend to sell to stevia processors. Stevia, a completely natural, non-caloric sweetener, became available as an additive in food and beverages in the U.S. in December 2008, and the industry has seen a rapid expansion of products that incorporate its extracts or derivatives in the intervening months. Stevia and alfalfa seed can be grown in the same climate and soil, so we believe we are well situated to take advantage of this new opportunity. Moreover, we believe there is more than enough acreage available within a reasonable distance of our facility so that planting of stevia will not impact our alfalfa seed production. We are working with one of our largest alfalfa seed growers to supply our initial test quantities of several proprietary varieties of stevia leaf, and once harvested, we will begin processing stevia as part of our initial pilot project. Our preliminary arrangement with this grower is that we will reimburse it for its direct and indirect costs incurred in assisting us during this initial phase. In addition, we currently pay a monthly fee of $15,000 to this grower for management services related to our stevia program, including services related to fulfilling the commercial production contract with PureCircle. In fiscal 2010, we incurred expenses but earned no revenue in connection with our new stevia business.

World Agriculture Overview

One of the biggest challenges of the 21st century will be to expand agricultural production so that it can meet the food and nutritional demands of the world’s growing population. According to World Population Prospects, The 2008 Revision, Executive Summary, published by the United Nations in 2009, the world population is projected to reach 7.0 billion in late 2011, up from the 6.8 billion previously estimated, and surpass 9.0 billion people by 2050.

Improvements in farm productivity have allowed agriculture to keep pace with growing food demand. Yield-enhancing technologies such as mechanization, hybrid seed and crop protection chemicals have enabled farmers to meet the ever-growing demand for food. Because of decreases in the amount of arable land and shrinking worldwide fresh water resources, further increases in agricultural production must come from improvements in agricultural productivity. We address this need by breeding high-yielding alfalfa seed that is tolerant to inferior, saline soils, thereby allowing farmers to make marginal soils with inferior water quality as productive as superior soils.

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing animal feed, known as “forage.” Seed is planted to produce alfalfa that is then used for grazing, “greenchop” (fresh alfalfa cut in the field without drying), silage, baled hay, cubes or pellets as a primary food stock for the livestock industry, which includes dairy and beef cattle, horses and sheep. Although originally a hot climate plant native to the Middle East, dormant and semi-dormant varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which fully dormant varieties are rated 2 through 4, and the most non-dormant varieties are rated 10. The non-dormant varieties are best suited to hot, dry climates, where the growing season is able to be sustained for most of the year, resulting in larger yields per plant.

Approximately 80 million pounds of alfalfa seed are produced in the U.S. each year according to a study by Shannon Mueller (Alfalfa Seed Production in the Western United States, published by the University of California at Davis). The Pacific Northwest produces seed of semi-dormant and dormant varieties, while substantially all of the seed produced in California is of non-dormant varieties, with dormancy ratings of between 7 and 10. The climate in the western U.S. is excellent for production of high-quality alfalfa seed, and Mueller’s study cited above estimates that 85% of U.S. alfalfa seed is produced in California, Idaho, Oregon, Washington and Nevada. Although California is the largest supplier of alfalfa seed in the U.S., changes in economics, including the cost of water and the economic return to farmers for planting competing crops, as well as environmental and regulatory constraints, including pesticide regulations, have had a negative impact on California production. While expansion in Idaho, Oregon and Washington has maintained total U.S. supplies of alfalfa seed at a near constant level, this production has not replaced California’s production of non-dormant varieties because these Northwestern states lack the warm climate suited to non-dormant varieties. A significant percentage of California’s production is exported to the Middle East, North Africa, Mexico and other hot, arid regions of the world.

Alfalfa seed production is demanding for even the most experienced farmers. Farming practices must be tailored to the climatic conditions of each area. Irrigation must be carefully controlled and timed to stress the plants to cause maximum flowering and seed production. Weed control is essential in order to pass inspections for purity needed for certification. Insect pests, especially lygus bugs, must be managed throughout the season, using strategies that protect pollinators, such as honey bees, leafcutter bees and alkali bees. Fields are desiccated using chemicals that remove moisture and then are harvested as quickly thereafter as possible to limit or avoid rain damage.

The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. In recent years, the California dairy industry has been severely impacted by prices being set below production costs. Dairy prices are now improving, albeit slowly.

Stevia and the Sweetener Industry

High-grade stevia is a fast-growing newcomer in the estimated $50 billion global sweetener market, which is still dominated by sugar, although sugar substitutes now account for more than $5 billion of the global sweetener market (according to data derived from Artificial Sweeteners—Global Strategic Business Report, Global Industry Analysts, Inc., July 2007; United States Department of Agriculture, Economic Research Service, and World Sugar Reports).

Traditional sweeteners include sugar and high fructose corn syrup or corn sugar. Sugar is ubiquitous throughout the world; however, it carries risks associated with over-consumption. Such over-consumption has contributed to increased rates of obesity, diabetes and other health-related issues. In recent years, these concerns have stimulated a demand in the market for alternatives to sugar and especially non-nutritive sweeteners (i.e., carbohydrate sugar substitutes that do not require insulin in the metabolism process), a trend that is occurring globally.

High-intensity sweeteners, also known as artificial sweeteners, currently represent only a small portion of the global sweetener market. However, because that market is so large, high intensity sweeteners still represent billions of dollars in annual sales. According to Artificial Sweeteners—Global Strategic Business Report, referred to above, based on historical trends, high intensity sweeteners are expected to increase their share of the global sweetener market annually. The primary products in this category include (i) aspartame, which is marketed under the brand names Equal® and NutraSweet®, (ii) saccharin, which is marketed under the brand name Sweet’N Low® and (iii) sucralose, which is marketed under the brand name Splenda®. These products are classified as “high intensity” sweeteners because they are estimated to be at least 200 times sweeter than sugar.

Stevia is a natural, non-caloric sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar. However, a common complaint is that some of its extracts and derivatives have a bitter aftertaste, and its taste does not uniformly correspond to all regional taste preferences. Nevertheless, the incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009.

The stevia plant is indigenous to the rain forests of Paraguay and Brazil and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China where growing conditions and labor costs are favorable.

Stevia has been used broadly in Japan since the 1970s. Despite its acceptance in other countries, stevia has had only limited market penetration in the U.S. A 1995 FDA interpretation treated stevia as a nutritional supplement for product-labeling purposes, which precluded its use as a food additive. As a result, stevia was found primarily in natural and health food stores. In December 2008, the FDA issued two no objection letters to companies seeking a determination that Rebaudioside A (“Reb-A”), a high-purity stevia glycoside extract, could be designated as GRAS, which means “generally accepted as safe” as a food additive. This designation has resulted in stevia’s emergence as a potentially “mainstream” sweetening product. Both The Coca-Cola Company and PepsiCo, among other companies, are now marketing products incorporating stevia extracts. Mintel International, a global supplier of consumer, product and media information, stated in a September 2009 press release entitled “Stevia market to break $100 million this year,” that by mid-July 2009, stevia sales in the U.S. had exceeded $95 million in 2009, compared to approximately $21 million in all of 2008. They also projected that the stevia market could exceed $2 billion by the end of 2011. Annual new product activity for stevia more than doubled between 2007 and 2008, and in the first eight months of 2009, Mintel’s Global New Products Database (GNPD) monitored the launch in the U.S. of more than 110 food, drink and healthcare products made with stevia by leading global food and beverage companies such as The Coca Cola Company, Cargill Incorporated, PepsiCo and Merisant Company.

According to a Harris Poll (#67, June 26, 2008), three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, the 2008 Food and Health Survey: Consumer Attitudes Toward Food, by the International Food Information Council Foundation, reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin. Stevia presents food and beverage companies with the opportunity to offer consumers a healthier, natural alternative.

In the food and beverage industry, products catering to healthy lifestyles are one of the key drivers in sector growth. Increases in obesity, diabetes, and associated health risks have led consumers to pay more attention to diet. Global trends toward natural, healthy, organic and “green” products have been evident. Food and beverage companies are formulating and launching new products in response to consumer demand, and we believe stevia provides a solution that fits within consumer expectations for taste and health benefits. We anticipate that trends toward healthier living will continue to drive the market opportunity for stevia.

We believe stevia extracts such as Reb-A are positioned to become leading high-intensity sweeteners as a result of their appealing profile, which includes:

•                              zero calories;

•                              100% natural and thus perceived as healthier than artificial sweeteners;

•                              stable under heat and thus can be utilized in processed foods;

•                              200 to 300 times sweeter than sugar; and

•                              measures zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic diet.

We also believe that the acceptance of stevia as a mass market sweetener in the U.S. and, in the future, European markets, will create a demand for agricultural production of high quality stevia varieties. We believe that acreage under cultivation for stevia leaf will need to increase substantially by 2011 in order to meet projected demand.

Although UC Davis conducted pilot programs for stevia production as early as 1984, the stevia plant has not yet entered agricultural production in California on a commercial scale. We believe that widespread acceptance of stevia and its derivatives will justify large-scale commercial production in the U.S. and that the climate in the California’s San Joaquin Valley is well-suited for stevia cultivation. We also believe that the stringent regulation of agricultural production in California by state and federal government agencies inspires consumer confidence in products grown and processed in California, and therefore, California is poised to be a major grower and processor of stevia as the commercial market for food, drink and healthcare products incorporating stevia grows.

Business Strategy

We plan to enhance our growth potential and improve gross margins, by increasing our alfalfa seed business and by leveraging our expertise in plant development, seed processing and marketing into a new business opportunity in the newly opened U.S. market for stevia production.

Our goal is to grow our alfalfa seed business by:

•                              increasing distribution into foreign markets through credit extensions to key distributors in foreign markets and in Saudi Arabia in particular;

•                              increasing advertising and promoting worldwide the economic advantages of our high-yielding, salt-tolerant alfalfa seed varieties;

•                              leveraging our existing grower base to expand alfalfa seed production; and

•                              expanding and improving our distribution channels.

We also plan to exploit the emerging market of stevia cultivation and sales. We are immediately beginning this process by:

•                              determining the best varieties for producing the highest Reb-A content stevia for our local growing conditions;

•                              developing methods for mechanizing the harvesting and processing of stevia to reduce labor costs in order to be competitive with stevia processing in China, where most stevia currently is processed;

•                              entering into a non-exclusive supply agreement with a major stevia processor; and

•                              leveraging our existing grower base to contract for stevia plant production.

Seed Product Development

We produce, condition and market certified alfalfa seed varieties that are optimized for Mediterranean climates. Alfalfa plants that contribute genetics to our alfalfa varieties are selected from old alfalfa plantings by visual means for preferred characteristics of both above ground shoot growth and for healthy roots under adverse growing conditions.

Seed development is divided into three stages: The breeder generation of seed is planted to produce the foundation generation of seed. Foundation seed is planted to produce certified seed for marketing. Foundation seed is the seed that we produce from the original seed of a particular variety (breeder seed) and maintain to generate larger crops of what then will become certified seed. The point at which breeder seed becomes foundation seed is entirely up to us, and if sufficient breeder seed is available, we may go directly to certified seed, skipping the foundation seed stage completely. However, the foundation seed cycle is usually needed to produce sufficient seed to increase the acreage planted to yield the certified seed.

The selection process and seed production process is outdoors under normal field growing environmental conditions. Our competitors’ varieties are mostly developed in greenhouses with fabricated soils and controlled atmospheric conditions.

We differentiate ourselves by planting in an outdoor nursery with highly saline soils and caged in 30 feet by 30 feet plots for cross-pollination of flowers using both honey bees and leafcutting bees to produce what is known as synthetic generation No. 1 seed. (“Syn 1 seed”).

Syn 1 seed is then planted in another block within the outdoor nursery to determine if plant growth is uniform for desired visual traits. If plant growth is acceptable, then second generation seed (“Syn 2 seed”) is produced. Syn 2 Seed is tested for forage yield in third party university yield trials in the expected areas of environmental use. Syn 2 seed is also tested for resistance to several insects, diseases and nematodes by a contracting laboratory. Although we use a particular laboratory for this purpose, this work can be handled by a number of different independent laboratories.

If the yield trial data and resistance data meet our quality standards, we may then pursue salt tolerance selection of plants, which is conducted by an unaffiliated university. This process may take two to four generations of plant selection and seed production in our nursery to produce the final breeder seed for a salt-tolerant variety.

Testing of our alfalfa varieties for yield and resistance characteristics is all done by professional third-party contractors to protect against potentially biased results. All of our alfalfa varieties are certified by the California Crop Improvement Association at U.C. Davis prior to marketing.

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding. We believe we differentiate our products by optimizing our varieties for geographical regions with high-temperature climate and high-salt soil. Our leading competitive advantage is that farmers can achieve excellent alfalfa hay production with our seed varieties, notwithstanding adverse temperature and soil conditions. We operate research projects in North and South America and participate in yield trials in virtually all of the major alfalfa production areas of the world that have Mediterranean climates. Currently, approximately 50% of our seed is exported by one of our distributors to the Middle East where these conditions exist. Through our distributors, we also export a small quantity of seed to Mexico, Morocco, Peru, Ecuador and Colombia. Because of its high-protein content and highly digestible fiber, alfalfa is grown for dairy feed which, in turn, produces dairy products that serve as an economical protein source.

Many years are needed to create, test and build a market for seed products. We enjoy barriers to entry because of the long length of time required to develop competitive alfalfa seed varieties. We have been developing our current proprietary, high non-dormancy varieties since 1980. Our alfalfa-breeding program has focused on improved forage yield, salt tolerance, forage quality, pest resistance and persistence (stand life). Our high-yielding seed varieties enable farmers to harvest more hay from identical acreage, as compared to our competitors’ lower yielding varieties. Our accomplishments include:

•                              recognition as the leader in developing and marketing new non-dormant level 10 varieties that have superior winter activity and forage production compared with competing products;

•                              consistent top-10 ranking of our varieties in a field of more than 300 alfalfa varieties tested in UC Davis yield trials;

•                              excellent stand persistence, meaning that production is maintained at high yield levels into the fourth year from initial planting; and

•                              industry leadership in breeding for high seed yields, thereby making our varieties more profitable to our growers.

We believe that our long history in alfalfa plant biology and alfalfa plant breeding will enable us to improve the characteristics of stevia varieties, lending them to large scale agricultural production.

Our primary products are our high fall dormancy (“FD”) (i.e., the higher end of the non-dormant scale) alfalfa seed varieties. In addition, we also have developed, and we continue to market and sell, other varieties, including FD 7, 6 and 4 varieties. We sell only seed certified by the California Crop Improvement Association (“CCIA”). The following table highlights, in order of FD rating, certain traits and other information regarding our high FD alfalfa seed, including the year of introduction, target markets and university trial results.

Variety	Year	Description	Target Markets	University Trials
SW 10	2004	High yielding Resistant to fusarium, spotted aphid, blue aphid and bacterial wilt	Extremely hot areas of California (including South San Joaquin and the Imperial Valley), Arizona and Saudi Arabia

Highest yield in University of Arizona trial of 25 varieties at Tucson—2001 to 2003

Second highest average yielding variety in UC Davis forage trial of 44 entries at Imperial Valley—2001 to 2003 (APR 287, Dec. 2003)

SW 9628	2001	High yielding, persistent, Group 9 dormancy variety Same resistance as SW 10	Extremely hot areas of California (including Palo Verde and Southern San Joaquin Valleys), Arizona and Saudi Arabia

Highest yielding alfalfa in three-year trials of 51 varieties by UC Davis at both Imperial Valley and Kearney Research Centers from 1997 to 2000 and in the University of Arizona trials of 23 varieties at Tucson—2008 to 2010
(APR 267, Jan. 2000; APR 273, Jan. 2001)

SW 9720	2001	Very good results in a very wide array of adverse conditions, including salty irrigation waters and salty soils Consistently high yields of high quality hay	California (Central Valley) and Saudi Arabia

Currently No. 1 high yielding variety in UC Davis three year trial; (APR 300, Dec. 2009) Highest yielding alfalfa in UC Davis forage trial of 48 non-dormant entries for 1998 and 1999
(APR 267, Jan. 2000; APR 273, Jan. 2001)

Out-yielded CUF 101 (a non-proprietary, common variety) in Imperial Valley three-year trial by 5.2% and is currently performing well in trials at University of Arizona at Maricopa, Arizona
(APR 287, Dec. 2003)

Leads all entries in both yield and feed quality in the current trials at the USDA salinity laboratory where alfalfa and other forage species are under salt water irrigation management at Riverside, California
(“Evaluation of salt-tolerant forages for sequential water reuse systems, II. Plant-ion relations,” by C.M. Grieve, J.A. Poss, S.R. Grattan, D.L. Suarez, S.E. Benes, P.H. Robinson, April 2004)

SW 9215	2007	Among the highest yielding salt-tolerant alfalfas certified to date, yielding 18% above salinity check varieties when irrigated with EC15 water (very high saline content)	California (San Joaquin and Imperial Valleys), Arizona and Saudi Arabia

Yielded in the top group of varieties in three-year trials conducted by UC Davis in Imperial Valley and Parlier (APR 289, Dec. 2005) and in two-year forage trials conducted by the University of Arizona (Tucson)

SW 8718	2003	High yielding, persistent	California (San Joaquin Valley, Central and Northern San Joaquin Valley)

Highest average yielding Group 8 dormancy alfalfa in 2000-2002 UC Davis forage trials of 45 varieties at Kearney Research Center, Parlier
(APR 280, April 2003)

Out-yielded CUF 101 in UC Davis forage trials at Parlier by 18%
(APR 280, April 2003)

The trials referred to in the above table above were conducted by independent university researchers, and the more recent results are posted on their respective websites. For the trial results compiled by UC Davis, see http://alfalfa.ucdavis.edu/, then click on the link for the Variety Selection drop down menu to select specific trials. The UC Davis trial results are also published in Agronomy Progress Report, published by the Agronomy Research and Information Center of UC Davis. References in the above table to “APR” are to Agronomy Progress Report. For trial results compiled by the University of Arizona, see http://ag.arizona.edu/research/azalfalf/yield/. In addition, the 2008 yield trial results compiled by the University of Arizona, which include results for SW 10, SW 9628, SW 9720, SW 9215 and SW 8718, are available in Nondormant Alfalfa Varieties for Arizona—2008, September 2008, published by the College of Agriculture and Life Sciences, Arizona Cooperative Extension.

In June 2010, we announced the commercial launch of our newest certified seed variety, a high-yielding, highly-salt tolerant alfalfa seed that is an “8” dormancy variety, which we called SW 8421S. We are not aware of any other “8” dormancy salt-tolerant alfalfa seed varieties on the market. This variety will be available for sale for the first time during the sales season in fiscal 2011.

We continue to develop other varieties of alfalfa seed, focusing primarily on non-dormant, salt-tolerant varieties. We also plan to create blends of seed varieties. We grow no alfalfa seed intended for human consumption, which alleviates the need to comply with the more rigorous regulatory requirements applicable to products intended for human consumption.

Historically, we have not employed genetic engineering in the development of our proprietary seed varieties. We believe that our GMO-free products provide a marketing benefit because there are many geographic regions in which GMO products are not permitted, including Europe, the Middle East, the U.S. and certain other parts of the world. This situation could change soon in the U.S., given a June 2010 U.S. Supreme Court ruling in favor of Monsanto Company, which licenses the technology to enable growers to produce Roundup Ready alfalfa, an existing GMO product. The ruling provided that the U.S. Department of Agriculture may now consider allowing limited planting of Roundup Ready alfalfa, pending completion of the USDA’s environmental impact statement that ultimately could clear the way for unrestricted planting in the U.S.

Because we expect Roundup Ready alfalfa to become legal for sale in the U.S. in the future, we may consider initiating joint venture or other arrangements to license GMO germplasm for use with our proprietary varieties. There are numerous factors that would weigh in this decision, including the impact it could have on sales of our seed, through our distributors, to end users outside of the U.S. We are currently investigating the steps we would need to take were we to decide to license the technology, when it becomes available, although we have made no formal decisions about whether we will add Roundup Ready alfalfa seed varieties to our product offerings.

Cleaning and Processing

We currently process approximately 2.25 million pounds of seed per year on our three cleaning lines, which is less than 25% of the capacity of our cleaning and processing facility. This under-utilization estimate is based on the fact that we currently operate the facility for one eight-hour shift per day, using two of our three processing lines, and only from July until November. By hiring more employees to run the plant 24-hours per day (that is, adding two additional shifts per line) and continuing our processing operations through December, we could process over 12.0 million pounds of seed per year, compared to the approximately 2.25 million pounds of seed that we processed in the 2010 fiscal year. We expect to increase the utilization of our processing facilities in future growing seasons, which we can do without making any capital improvements, simply by running additional shifts. However, we also are making plant improvements that we believe will increase efficiency and provide additional benefits for our customers.

The production process is straightforward: Upon harvesting, our growers collect raw seed in large truck-pulled containers loaded from combines on their fields. We weigh each container as it arrives from the grower. Each lot is tagged with customer-specific lot numbers and its weight, then stored in one of our bulk storage tanks. We then move seed from the bulk storage tanks into our milling facility, to one of our operational seed cleaning lines, where we clean the seed, removing foreign matter, such as weeds. The seed is then weighed, bagged, palletized until ready for shipment and then shipped. Although our basic cleaning process is the same for each lot, we can treat specific seed pursuant to the customer’s specifications, including chemical applications. Some export and domestic orders also require the seed to be coated, which we outsource to a seed-coating company.

We take samples to determine if all weed seed and inert material has been removed. As the samples are cleared by an official seed analysis report, we send the reports to the CCIA for certification. Once seed is certified by the CCIA, we bag it in 50-pound sacks for our domestic sales.

We bag with S&W logos for each variety and label with a California “Certified” tag. We also offer custom bags for customers with logos incorporated into the bag print. If seed is treated with a chemical of any kind, a treatment tag must also be placed on the bagged, finished product. Most of our seed sold into the domestic market is not chemically treated. If seed is used to satisfy an export order, we usually treat it with Thiram, a widely used seed fungicide, and then bag for the order immediately prior to shipment.

For specific foreign markets, additional pre-shipment testing may be required. Seed samples are sent to the Federal Seed Laboratory (U.S. Department of Agriculture) for all Saudi Arabian shipments. Seed samples are sent to the California Department of Food & Agriculture Seed Laboratory for each lot of seed we market in Mexico, as this is required in order to qualify for a Phytosanitary Certificate issued by the USDA, a requirement for all seed shipments to Mexico.

Unlike many seed varieties, particularly many kinds of vegetable seed, alfalfa seed improves with some aging. Although historically we have typically sold the majority of our inventory of seed each year, if we do have unsold seed at the end of the planting season, it can be stored and sold in the next year, and its yield per acre typically will improve.

Sales, Marketing and Distribution

We sell high quality proprietary seed product to those parts of the world with hot, arid climates, which include the Western U.S., Mexico, South America, the Middle East and other countries with Mediterranean climates. Unlike cooler climates, the geographic areas on which we concentrate are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. Our customers and end users are primarily dairy farmers and other hay growers. However, our largest customers are two of our distributors, Genetics International, Inc. and S.C.A.L.E. Ag Services, representing 46% and 15% of our consolidated revenue in fiscal 2010, respectively. The loss of either would have a material adverse effect on our business unless we were able to offset the lost alfalfa seed revenue with sales from other alfalfa seed customers or other sources. We do not have written contracts with either of these customers; however, our relationship with Genetics International dates back to the 1980’s, and we have been selling to S.C.A.L.E. since 2006.

We primarily sell our seed through our network of distributors and dealers and brokers. We do not have formal distribution agreements with our distributors, but instead, operate on the basis of purchase orders and invoices. As a small company, we have very little pricing power. Generally, the large seed producing companies set their prices, and we follow, usually at a slight discount. The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors do not include a right of return. Typical terms for domestic customers require payment in full within 60 days of the date of shipment. Sales to our dealers who distribute internationally are either paid in advance of shipment or typically within 60 to 120 days of the date of embarkation. Our credit policies are determined based upon the long-term nature of the relationship with our customers. Credit limits are established for individual customers based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.

Domestically, we market our alfalfa seed in California, Arizona, New Mexico, Texas and Nevada. Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Since our marketing efforts in California have been somewhat limited in recent years, we believe there are opportunities to expand our sales volume in California by implementing a marketing program that will reach beyond the network of customers and end users with whom we typically transact business. We launched this new marketing effort in late June 2010, with our first ever radio advertising campaign in order to educate local alfalfa hay growers in California’s Central Valley as to the benefits of our high yield, non-dormant, salt-tolerant certified alfalfa seed varieties.

All of our international sales are made to U.S. distributors who then, in turn, sell our seed into foreign markets. Our primary export market is Saudi Arabia and, to a lesser extent, other Middle Eastern and North African countries such as Sudan, Egypt and Morocco. We also market in Mexico and, to a very small degree, Latin America, which we view as an important area for potential expansion.

We are currently exploring the possibility of warehousing product in Saudi Arabia, with title retained either by us or by Genetics International, Inc., our U.S. distributor who sells into Saudi Arabia.  The details of the arrangement are still to be determined. We believe that if either we or Genetics International warehouses our alfalfa seed in Saudi Arabia, it may be possible to gain the benefits of local warehousing and increase sales volume by improving the availability of product. We have allocated a portion of the net proceeds of our initial public offering for this purpose, although we believe the majority of those funds would be for inventory because we do not expect the facility expense to be significant.

Although we have an internal sales staff of three people, we primarily sell our seed through our network of distributors and dealers. Dealers and distributors enable our products to reach growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We limit the number of dealers with whom we have relationships in any particular area. In addition, we build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. Other than our distributor who sells into Saudi Arabia and our distributor in New Mexico, no single dealer or distributor accounted for greater than 10% of our total sales in fiscal year 2010.

Both farmers (dairy farmers and hay growers) and dealers use pest-control consultants who recommend the varieties of alfalfa that will produce the best results in a particular location. Therefore, a key part of our marketing strategy is to educate the consultants, as well as the farmers, as to benefits of our non-dormant varieties of seed.

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed varieties of those persons who make the hay growing decisions. Accordingly, we plan to expand our sales and marketing activities, a process that began shortly after our initial public offering. We intend to increase our sales force, place advertisements in trade journals, participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate, as well as devote significant resources to media resources, such as the radio campaign underway in the summer of 2010.

Grower Production

We contract with farmers located in the San Joaquin Valley of California to produce our alfalfa seed. Most of our growers are located no more than an hour’s drive from our processing facility. Double L Ranch, Triangle T Ranch and WC Davis Farms, each of which provided us with at least 10% of the seed we purchased from our growers during the past harvest season that ended in the fall of 2009, collectively accounted for approximately 44% of our total seed purchased in fiscal 2010. The loss of any of these growers could have a material adverse effect on our ability to have sufficient inventory available to satisfy the needs of our customers. Triangle T Partners has informed us that it is likely to conclude a sale and partial leaseback of its real estate, Triangle T Ranch, before November 2010. Whether or not the sale is consummated, we are advised that Triangle T plans to farm its existing plantings of S&W alfalfa seed in 2011 and that Triangle T is willing to farm significant seed acres in 2012. In addition, we have been informed that Triangle T intends to retain enough acres to more than satisfy our current plans for stevia cultivation. We believe that our foreseeable needs for alfalfa seed production can be met by other growers, if necessary. We enter into one-year contracts to purchase seed. The price for the seed is fixed annually and does not vary from grower to grower or variety to variety. We pay our growers based on the weight of cleaned and processed seed.

Alfalfa seed is an extremely demanding crop to grow, and many farmers do not have the skill or experience needed to consistently obtain satisfactory results. Our network of growers has that expertise. We have worked with substantially the same growers for much of the past 25 years, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed varieties each year. The growers incur their greatest cost in the first year of production, when they plant seed, eradicate weeds and pests and manage the pollination process; they then may be able to harvest seed from the same stands for several additional years, with the average alfalfa seed field producing for three years. We believe we have the ability to expand our production with our existing growers, although we also believe that we could contract with additional growers if our current network of growers could not fulfill our needs as we expand our business or otherwise.

Although a right of return does not exist, from time to time we will allow growers to return unused alfalfa seed to us for credit against future sales. These infrequent product returns are a result of seed delivered to the grower’s farm at the time of planting that was found to be in excess of the amount needed to fully plant the grower’s farmlands. These credits issued to growers are small and infrequent. If a right of return existed in our seed business, sales revenue would be reduced at the time of sale to reflect expected returns.

Processor Services

In addition to processing seed for our alfalfa seed business, we also provide processing services for outside growers’ alfalfa seed, as well as safflower and cotton seed and small grains, such as barley and wheat. We currently have one co-packing agreement under which we clean, process and bag another company’s triticale varieties. This portion of our business typically represents less than 10% of our revenue in any fiscal year. However, we believe processing is a valuable service that we can make available to neighboring growers, and we plan to pursue other co-packing opportunities as they become available as a means of increasing our revenue and using the excess capacity in our mill.

Backlog

In general we do not produce our seed products against a backlog of orders. We manage our production and inventory levels based on projections of future demand. Because of the long lead time for growing alfalfa seed, the majority of our seed is sold to long-term customers who have predictable order patterns and express their buying intentions a year or more in advance. We believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Seasonality

Sale of alfalfa seed is affected by seasonal planting patterns of farmers in the geographical areas in which our seed varieties are sold. Our sales and earnings performance in North America typically is the strongest in the autumn. As a result of the seasonal nature of our business, our inventory is at its highest level at the end of the first fiscal quarter (September 30) and is reduced by sales during the remaining quarters. Our working capital requirements are typically greatest in our second and third fiscal quarters (between October and March) since payments to growers are largely deferred until this time. Our trade receivables are at a low point in September and increase through the selling season to peak at the end of the second fiscal quarter. We experience seasonality in capacity utilization at our Five Points, California facility associated with the alfalfa seed harvest (typically September and October) and, to a lesser extent, the wheat harvest (typically June and July).

Proprietary Rights

Ownership of and access to intellectual property rights are important to us and our competitors. We sell only our proprietary alfalfa seed varieties that have been specially selected to manifest the traits we deem best suited to particular regions in which our seed is planted for alfalfa hay. Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop any technologies that substantially equal or surpass our process technology, it will adversely affect our competitive position. We do not rely upon patent protection, but guard our proprietary property by exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties. Historically, we have found that this control mechanism has been an effective means to protect our proprietary seed. However, because we do not have more formal proprietary rights protections in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market our proprietary seed varieties, which could significantly harm our business and our reputation. In the future, we may deem it appropriate to implement more formal proprietary rights protections.

Stevia Production

In October 2009, we formed Stevia California, LLC, which we intend to use as a vehicle for commercializing the production of stevia plant varieties. We believe that the FDA’s GRAS no objections letters issued in December 2008 with respect to the stevia extract, Reb-A, opened a previously largely untapped market for high quality stevia leaf production in the U.S.

Stevia must be processed promptly, through desiccation, or much of the natural sweetening agent will be lost through organic decomposition. Our processing facility, located in the heart of California’s San Joaquin Valley, is within a short distance of farmland that we believe is well suited for stevia production.

We believe that the method for growing alfalfa plants for seed can be easily adapted to stevia and that production of stevia plants is likely to be substantially less demanding of farming expertise than alfalfa seed production. We further believe that our existing grower base provides a scalable production platform for large scale cultivation of stevia in the San Joaquin Valley.

We are working with one of our largest alfalfa seed growers to plant our initial stevia crop under our supervision and that of our suppliers. Stevia leaf will be brought to our facilities for desiccation and packaging. For this initial phase of our stevia plant breeding program, we have not entered into any formal contracts, either with suppliers of stevia test plants or with our grower. We do have an oral arrangement to reimburse our grower for its direct and indirect costs. In addition, we currently pay a monthly fee of $15,000 to this grower for management services related to our stevia program, including services related to fulfilling the commercial production contract with PureCircle.

In this first year of the pilot program, we do not anticipate earning any meaningful amount of revenue from stevia sales but instead will be using the trial for proof of concept purposes and to determine which varieties are likely to be best suited for commercial exploitation. We have been in discussions with stevia processors, who are potential purchasers of our stevia leaf. In July 2010, we entered into a three-year supply agreement with a major stevia processor that has agreed to purchase our production of stevia that is grown from plants sourced through that company or its agents. Our goal is to pick varieties that produce the highest Reb A content stevia under our local growing conditions, which we believe will be desired by our future customers. The initial supply agreement does set certain minimum specifications for Reb-A content and factors, and our stevia cultivation program will focus on developing varieties that meet the stated requirements. After the pilot period, we expect to contract with additional growers for production and harvest of the varieties of stevia leaf we settle upon. After harvest, we will process the stevia, which will primarily involve separating the leaves from the stems, drying the leaves and packaging them, and will then market and sell the dried stevia leaf to companies that process it for its derivatives (primarily Reb-A) for incorporation into food and beverages. Because we will only be acting as a supplier of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we will not need to apply to the FDA for a GRAS no objections determination. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination.

Competition

Competition in the alfalfa seed industry in California and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), Cal/West Seeds (a cooperative of seed growers), Dairyland Seed Co., Inc. (owned by Dow AgroSciences LLC, a wholly owned subsidiary of The Dow Chemical Company) and Pioneer Seed Company (a Dupont business). We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field. We believe we have a competitive advantage over many of these large companies since we have not been involved in the GMO breeding program, and many of the customers that we service around the world demand GMO-free products. In addition, we believe that our strong personal relationships with growers in the San Joaquin Valley and our reputation for breeding and producing high quality varieties of alfalfa seed combine to give us a competitive advantage in the niche market for highly salt- and heat-tolerant, non-dormant alfalfa seed.

However, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

•                              succeed in developing products that are equal to or superior to our products or potential products or that achieve greater market acceptance than our products or potential products;

•                            devote greater resources to developing, marketing or selling their products;

•                            respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our products or potential products obsolete or less preferable;

•                            obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products we might otherwise develop;

•                            withstand price competition more successfully than we can;

•                            establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and

•                            take advantage of acquisition or other opportunities more readily than we can.

We are a new entrant in the stevia production business and do not expect to compete with companies that process stevia for the food and beverage industry. Our major competitors are existing stevia producers, primarily located in Japan, Korea, China and Malaysia, where stevia has been grown for many years. We are not aware of any domestic competitors. The vast majority of stevia farmers are subsistence-based farmers in the developing world. However, we expect that additional competitors, both foreign and domestic, may enter the stevia farming business as stevia extracts are incorporated in more food and beverage products.

Environmental and Regulatory Matters

Our agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act.

These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals relating to seed treatment both for domestic and overseas varieties. We maintain particulate matter air emissions from our milling activities below annual tonnage limits through cyclone air handling systems. We maintain storm water onsite, which eliminates the risk of waterway or tributary contamination. Pesticide and agricultural chemicals are managed by trained individuals, certified and licensed through the California Department of Pesticide Regulation. County agricultural commissioners monitor all seed-treating activity for compliance.

Compliance with these laws and related regulations is an ongoing process that is not expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

We also are subject to the Federal Seed Act (the “FSA”), which regulates the interstate shipment of agricultural and vegetable seed. The FSA requires that seed shipped in interstate commerce be labeled with information that allows seed buyers to make informed choices and mandates that seed labeling information and advertisements pertaining to seed must be truthful. The FSA also helps promote uniformity among state laws and fair competition within the seed industry.

Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act and similar non-U.S. laws and regulations) and local government regulations. To help ensure compliance with these laws and regulations, we have adopted specific risk management and compliance practices and policies, including a specific policy addressing the U.S. Foreign Corrupt Practices Act.

We are also subject to numerous other laws and regulations applicable to businesses operating in California, including, without limitation, health and safety regulations.

Employees

As of September 22, 2010, we had nine full-time employees and nine part-time, seasonal employees, and our chief executive officer and chief financial officer, both of whom work for us part-time. Of the full-time employees, three work in the mill, three work in sales and three are in administrative positions. All of the nine part-time, seasonal employees work in the mill. Our labor requirements typically peak during the first fiscal quarter, when we generally use temporary labor to supplement our full-time work force. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Corporate History

S&W Seed Company was founded as a California general partnership in July 1980. Between June 2008 and December 2009, our wholly-owned subsidiary, Seed Holding, LLC, acquired 85% of the general partnership and, as a result, became the consolidated operating entity for accounting purposes. As a result of the applicable accounting rules, we were treated as the 100% owner of the partnership at December 31, 2009 for accounting purposes.

In January 2010, we became the sole member of Seed Holding by consummating an exchange of 100% of the membership units in Seed Holding for 3,000,000 shares of our common stock in a tax-free exchange pursuant to Section 351 of the Internal Revenue Code. We acquired the remaining 15% of the general partnership with a portion of the net proceeds of our initial public offering.

Executive Officers

Our executive officers as of September 22, 2010 are as follows:

Mark S. Grewal, age 54, President and Chief Executive Officer

Mr. Grewal was appointed our President, Chief Executive Officer and a director in October 2009. Beginning in February 2009 until October 2009, he provided advisory services to S&W Seed Company, our predecessor general partnership (the “Partnership”). He also has served as the Chief Executive Officer, President and Farm Manager of Chowchilla, California-based Triangle T Partners, LLC (“TTP”) since August 2009 and has held the same positions with Triangle T Ranch, Inc. (“TTR”), the parent of TTP, since February 2009. At TTP and TTR, Mr. Grewal is responsible for all operations involved in farming a 13,000 acre diversified farming operation. Since October 2009, he also has held the title of President and manager of our subsidiary, Seed Holding, LLC. Mr. Grewal devotes a minimum of 80 hours per month to carry out his functions as our President and Chief Executive Officer. From January 2006 until he joined TTR, Mr. Grewal was the principal of Grewal Consulting, in Lemoore, California, where he addressed water, land, drainage and fertilizing, herbicide and insecticide management issues. From February 2005 to December 2006, Mr. Grewal served as the Chief Operations Officer of SK Foods, in Lemoore, California, a leading grower and processor of vegetable products for remanufacturers, retail and foodservice markets (“SK Foods”). His responsibilities included being in charge of procuring raw products to ensure proper plant production, with the goal of maximizing cost benefits. From 1999 to February 2005, Mr. Grewal served as the Vice President of Ranching/Director of JG Boswell, Co., in Corcoran, California, a very large grower of agricultural crops. At both SK Foods and JG Boswell, he managed over 300 employees. Mr. Grewal is Chairman of the Board of California Ammonia Co. and privately held TTP; he is the Chairman of the Plant Science Advisory Council of California State University and a member of the Leadership Committee of California State University, Fresno. Mr. Grewal earned a B.S. in Agronomy from California State University, Fresno, and an M.A. in Leadership from Saint Mary’s College, Moraga, California.

Matthew K. Szot, age 36, Vice President of Finance and Chief Financial Officer

Mr. Szot has served as our Vice President of Finance and Chief Financial Officer since March 2010. He will devote such time as is necessary to carry out his functions as our Vice President of Finance and Chief Financial Officer, which we expect will be approximately 60 hours per month. Since February 2007, Mr. Szot has served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provides executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. Mr. Szot also serves as Chief Financial Officer of Trans-Pacific Aerospace Company, Inc. (since June 2009). Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

Daniel Z. Karsten, age 43, Executive Vice President of Operations and Plant Manager

From August 2008 until February 2010, Mr. Karsten served as Plant Manager for our Five Points facility, maintaining overall responsibility for our manufacturing operations. He was appointed to the position of Vice President of Operations in February 2010 and Executive Vice President in June 2010. His responsibilities include operations, engineering and design and start-up of our manufacturing operations. From March 2005 until he joined our company in August 2008, Mr. Karsten was Production Manager and Safety Officer for Colusa County Canning, a canning and industrial bulk tomato processing company located in Williams, California, where his responsibilities included operations, maintenance, compliance with facility safety and environmental requirements and supervision of a crew of 200-450 seasonal and non-seasonal employees.

Item 1A.         Risk Factors

Risks Relating to Our Business and Industry

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. While we do not grow the alfalfa seed we sell, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed, reducing our inventory and supply of seed we sell to our customers, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition.

Our earnings may be sensitive to fluctuations in market prices and demand for our products.

Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product. Recently, the severe downturn in the California dairy industry that resulted from over-supply had a corresponding negative effect on sales of alfalfa hay and therefore our alfalfa seed. In addition, demand for our products could decline, whether because of supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decrease in the selling price received for our products or a decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Because our business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

Our business is highly seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. As a result, operating activities during the second and third fiscal quarters use significant amounts of cash because we typically pay our growers progressively, starting in the second quarter. In contrast, operating activities for the fourth and first fiscal quarters typically generate cash as we ship inventory and collect accounts receivable. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

Our top three customers together accounted for approximately 67% of our net sales in fiscal 2010. We are dependent upon sales to our two largest distributors, Genetics International, Inc. and S.C.A.L.E

Ag Services, which accounted for approximately 46% and 15% of our fiscal 2010 net revenue, respectively. Genetics International distributes our products to Saudi Arabia and other foreign countries. S.C.A.L.E. distributes our products to its customers in the U.S. We do not have written contracts with either of these customers.

Our results of operations are significantly impacted not only by the quantity of seed purchased by these customers, but also by the timing of their purchases, a factor over which we do not have any control. Timing of purchases, particularly by our customer for Saudi Arabian sales, has in the past impacted our financial results. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our customers, and they may not continue to purchase our products.

Because our two largest customers account for such a material portion of our sales, the loss of, or a significant adverse change in, our relationship with these customers, or any other major customer, could have a material adverse effect on our business, financial position, results of operations and operating cash flows. The loss of, or a reduction in orders from any significant customers, losses arising from customers’ disputes regarding shipments, product quality, or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse effect on us. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

Because we do not grow any of the alfalfa seed that we sell, we are entirely dependent on our network of growers, and our sales, cash flows from operations and results of operations may be negatively affected if our largest growers were to stop supplying seed to us.

We currently have a relatively small network of growers of alfalfa seed that together provide all of the seed we sell to our customers. Double L Ranch, Triangle T Ranch and WC Davis Farms, each of whom provided us with at least 10% of the seed we purchased from our growers during the past harvest season that ended in the fall of 2009, collectively accounted for approximately 44% of our total seed purchases from growers in fiscal 2010. Each of these growers is a well-established farming organization located in California’s San Joaquin Valley and have produced alfalfa seed under annual contracts with us for many years. Most of our other growers also have had long-term grower relationships with us. However, we do not have long-term supply contracts with any of these growers, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices or competition could disrupt our chain of supply. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenues in the subsequent marketing season. Such disruption could also damage our distributor relationships and rancher and farmer loyalty to us if we cannot supply the quantity of seed expected by them.

We are particularly dependent on our relationship with Triangle T.

Triangle T Partners has informed us that it is in advanced stages of a potential sale and partial leaseback of the Ranch, during the fourth quarter of calendar 2010. Whether or not the sale is consummated, we are advised that Triangle T has agreed to farm its existing plantings of S&W alfalfa seed in 2011, and we expect that Triangle T will enter into our customary one-year production contract. We have been further advised that Triangle T is willing to farm significant seed acres in 2012. We have been advised that Triangle T intends to retain enough acres to more than satisfy our current plans for stevia cultivation. We believe that our foreseeable needs for alfalfa seed production can be met by other growers, if necessary.

A lack of availability of water in California’s San Joaquin Valley could impact our business.

Adequate quantities and correct timing of the application of water are vital for most agriculture to thrive. Due to three consecutive years of drought conditions in California, the state experienced below normal snowpack, river runoff and reservoir levels between 2006 and 2009. Although many people believe that the drought was over because of above-average rainfall in 2010, shortages remain in many places in the state. Federal allocations of water to farmers have been severely cut back during the drought years and continued, although in slightly less severe amounts, in 2010. These conditions have caused some farmers to revise their crop plans to plant less water-intensive crops or, in the most severe cases, to lose their farms. Whether particular farms are experiencing water shortages depends, in large part, on their location, although continuing drought conditions could threaten all farmland other than those properties with their own water sources. Although alfalfa seed is not a water-intensive crop, the availability or the cost of water is a factor in the planting of the alfalfa hay grown from our seed. If the dairy farmers and others who purchase our alfalfa seed to grow hay cannot get an adequate supply of water, or if the cost of water makes it uneconomical for the farmers to grow alfalfa, we may not be able to sell our seed, which could have an adverse impact on our results of operations. We cannot predict if water shortages will impact our business in the future, but if alfalfa hay growers are impacted, our business could also materially decline.

We face intense competition, and our inability to compete effectively for any reason could adversely affect our business.

The alfalfa seed market is highly competitive, and our products face competition from a number of small seed companies, as well as large agricultural and biotechnology companies. We compete primarily on the basis of consistency of product quality, product availability, customer service and price. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing or financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new products more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

If we are unable to estimate our customers’ future needs accurately and to match our production to the demand of our customers, our business, financial condition and results of operations may be adversely affected.

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to hay and dairy farmers who grow hay for dairy cattle and other livestock. Due to the nature of the alfalfa seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in reduced gross margins and excess inventory investment. On the other hand, if we underestimate demand, which has happened in the past, we may not be able to satisfy our dealers and distributors’ demand for alfalfa seed, and thus damage our customer relations and end-user loyalty. Our failure to estimate end users’ future needs and to match our production to the demand of our dealers, distributors and farmers to whom we sell seed directly may adversely affect our business, financial condition and results of operations.

Our single business line of seed development and production does not permit us to spread our business risks among different business segments and, thus, a disruption in our seed production or the industry would harm us more immediately and directly than if we were diversified.

We operate mainly in the alfalfa seed business, and we do not expect this to change materially in the foreseeable future, even as we begin our stevia pilot project. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa industry, payment disruptions and customer rejection of our varieties of alfalfa seed. If there is a disruption as described above, our revenue and income will be reduced, and our business operations may have to be scaled back.

If we fail to introduce and commercialize new alfalfa seed varieties, we may not be able to maintain market share, and our future sales may be harmed.

We cannot guarantee that the performance of our new alfalfa seed varieties will meet our customers’ expectations, or that we will be able to introduce and commercialize specific seed varieties. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed variety that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of even a successful product introduction.

Roundup Ready alfalfa could be available for sale in 2010 or soon thereafter, and its availability could negatively impact our sales if we do not license the technology.

Roundup Ready alfalfa, which is a GMO product of Monsanto Company developed in partnership with Forage Genetics International, currently cannot be sold in the U.S. as a result of a 2007 federal injunction that halted its sale pending release of an environmental impact statement (“EIS”) by the Animal and Plant Health Inspection Service (“APHIS”) of the U.S. Department of Agriculture (the “USDA”). APHIS released for comment the draft EIS in November 2009, although the USDA has not provided a timetable for the release of a final EIS and record of decision deregulating the crop. However, in June 2010, a U.S. Supreme Court ruling opened the way for limited planting of Roundup Ready alfalfa, pending the environmental reviews. Once Roundup Ready alfalfa is available for sale in the U.S., we expect that there will be end users who will choose Roundup Ready alfalfa over conventionally grown alfalfa seed varieties, including our proprietary varieties, because it does make weed control easier. Unless we are willing to enter into a license with Monsanto to allow us to incorporate the Roundup Ready genetic trait into our seed, we could potentially lose sales to customers or end users who desire the benefits of Roundup Ready alfalfa. If we do license the technology to grow Roundup Ready alfalfa, we will incur royalty costs and will need to upgrade our facilities to accommodate GMO products by adding a separate cleaning and processing line, both of which will increase our expenses.

The approval of GMO alfalfa seed products in the U.S. could negatively impact our operations if our growers cannot satisfy field separation requirements we may have to impose on them to avoid cross-pollination of GMO and non-GMO products.

Currently, foreign purchasers of our alfalfa seed do not allow seed to have GMO traits. In the event that the USDA adopts rules that allow insufficient field separation between GMO and non-GMO seed production, and assuming that, if adopted, such rules survive anticipated legal challenges, our business might be negatively impacted. For example, we may need to impose restrictions on our growers’ cultivation techniques or apportion our grower contracts to minimize the potential of cross-pollination of GMO and non-GMO products. In the event that such measures were not effective, and assuming that the foreign purchasers of our seed do not modify their restrictions on GMO traits, we might need to move some seed production offshore or otherwise take measures to preserve the purity of our varieties. These measures could materially increase our expenses and otherwise negatively impact our business.

We have recently started a new business venture to pursue the development and production of stevia, and this part of our business is subject to many of the risks of a new business enterprise.

We are in the beginning stages of expanding our business to include the development of high quality stevia varieties for production and processing of the stevia extract, Rebaudioside A (“Reb-A”). We have never developed stevia varieties or worked with growers to plant and harvest stevia. Therefore, we face numerous uncertainties relating to this startup business, including the possibility that the stevia seedlings planted during the pilot program may not grow as anticipated, the stevia varieties we select for production may not produce the results we or our growers expect; our community of farmers may not be interested in growing stevia; or we may be unable to satisfactorily contract with customers for our dried stevia product. The failure to build a successful stevia business could materially impact our growth potential.

The stevia market may not develop as we anticipate and therefore our investment in stevia may not be as profitable as we expect.

There are a number of challenges to market acceptance of stevia as a natural, non-caloric sweetener. Stevia has its own unique flavor, which can affect the taste of some foods and beverages. Other factors that could impact market acceptance include the price structure compared to other sugar substitutes and availability. If the high intensity, non-caloric sweetener market declines or if stevia fails to achieve substantially greater market acceptance than it currently enjoys, we will not be able to grow our revenue sufficiently for us to achieve consistent profitability from this portion of our business. Even if products conform to applicable safety and quality standards, sales could be adversely affected if consumers in target markets lose confidence in the safety, efficacy and quality of stevia. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products that contain stevia. Any of these developments could adversely impact the amount of processed stevia leaves or extract we are able to sell, which could adversely impact our results of operations.

If demand for stevia does not increase, there may be excess capacity that could decrease the market price of stevia and reduce our revenue expectations.

Historically, stevia has been marketed and sold in the U.S. as a dietary supplement, available in natural food and health food stores. Since December 2008, stevia producers have increased production capacity in expectation of a large demand for stevia products, and we have started our pilot stevia operation because we expect that demand for stevia will increase significantly in the future, particularly since Reb-A, a stevia extract, has received GRAS (meaning generally accepted as safe) status in the U.S., which allows it to be used as a food and beverage additive. However, there can be no assurance that there will be widespread demand for stevia products, and if demand for stevia does not increase, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and negatively impact our expectations with respect to stevia as a revenue source.

Stevia competes with sugar and other high intensity sweeteners in the global sweetener market, and the success of stevia will largely depend on consumer perception of the positive health implications of stevia relative to other sweeteners.

The continued growth of stevia’s share of the global sweetener market depends upon consumer acceptance of stevia and stevia-related products and the health implications of consuming stevia relative to other sweetener products. The publication of any studies or revelation of other information that has negative implications regarding the health impacts of consuming stevia may slow or reverse the growth in consumer acceptance of stevia, which may have a material adverse effect on our business operations and financial condition.

There are difficulties in managing our storage system, which may result in damage to our seeds in storage.

Alfalfa seed storage, particularly outside the U.S., entails significant risks, including difficulties in the management of moisture, temperature and humidity. In addition, stevia can lose all viability unless stored in a controlled, refrigerated environment. Any material storage problem may result in damage to our seed or dried stevia leaf and, thus, could create operating losses.

If we are unable to acquire sufficient raw materials or produce sufficient finished product, we will not be able to meet the demands of our customers.

We currently must acquire sufficient alfalfa seed to meet the demands of our customers. An alfalfa seed shortage could result in loss of sales and damage to our reputation. Because our proprietary seed is only available from our growers, if our growers become unable or unwilling to produce the required commercial quantities of alfalfa seed on a timely basis and at commercially reasonable prices, we will likely be unable to meet customer demand. The failure to satisfy our customers not only could adversely impact our financial results but could irreparably harm our reputation. Although we are just entering the stevia production business, we know we will encounter similar risks if we are unable to satisfy our customers’ requirements for dried stevia due to our inability to obtain sufficient quantities of plants from our growers or are unable to timely process the stevia to satisfy our customers’ needs. In addition, we currently have only a small quantity of acreage allocated to growing stevia plants, and there is no assurance that growers in the San Joaquin Valley will decide in future growing seasons that growing stevia is the best use for their land. If we are unable to contract for a sufficient amount of acreage to grow stevia, we may not be able to capitalize on what we consider to be a very large opportunity.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, and in particular Mark S. Grewal, our Chief Executive Officer, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. We do not have “key person” insurance on the lives of any of our management team, nor do we have employment agreements with any of our executive officers. Also, as we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage our expansion of operations effectively.

We expect our operations to grow rapidly in the near future, both as we expand our historical business by implementing new sales and marketing activities, expanding our mill utilization and increasing our growers’ production, and as we develop and begin operating our stevia production and sales business. These efforts will require the addition of employees, expansion of facilities and greater oversight. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

Our management will also be required to maintain and expand our relationships with customers, suppliers and third parties as well as attract new customers and suppliers. We expect that our sales and marketing costs will increase as we grow our product lines and as we increase our sales efforts in new and existing markets.

There is no assurance that our current and planned operations, personnel, systems, and internal procedures and controls will be adequate to support our future growth. We expect that our general and administrative costs will increase as our operations grow to meet existing sales orders for our products and for future growth as we increase our sales efforts in new and existing markets.

Changes in government policies and laws could adversely affect international sales and therefore, our financial results.

Sales to our distributors who then, in turn, sell our products outside the U.S. constitute almost half of our annual revenue. We anticipate that these sales will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion, particularly in Saudi Arabia and North Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

We could face international transportation risks in the future.

Revenue from our seed sales is recognized when risk and title to the product are transferred to the customer, which usually occurs at the time shipment is made from our facilities. For sales to dealers or distributors who distribute internationally, title to the product is transferred at the time the product is delivered to the port of debarkation. A portion of the net proceeds from our initial public offering has been allocated to warehousing some of our seed inventory in Saudi Arabia in order to have inventory more readily available for sale when desired by end users. The terms of such an arrangement have not yet been determined, but if we retain title to the seed in the warehouse in Saudi Arabia rather than first selling the seed and agreeing to hold it for our distributor, we could be subject to the risk of loss in the event our seed does not arrive in Saudi Arabia. This could occur because of interruptions in the shipments of product due to strikes, natural disasters or otherwise. While we would attempt to ensure that we are adequately insured and would attempt to transport our seed by alternative means in the event of a transportation interruption, we may not be able to do so or be successful in doing so in a timely and cost-effective manner. Future significant increases in transportation costs could have a material adverse effect on our business, particularly if we are not able to pass on such price increases to our customers. Material interruptions in service or stoppages in transportation, whether caused by strike or otherwise, could adversely impact our business, results of operations, financial position and operating cash flows.

Insurance covering warranty claims may become unavailable or be inadequate.

Defective seed could result in warranty claims and negative publicity. Although we carry general liability insurance to cover warranty claims, such coverage may become unavailable or be inadequate. Even if coverage is offered, it may be at a price and on terms not acceptable to us. If claims exceed coverage limits, or if insurance is not available to us, the occurrence of significant claims could have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to product quality claims, which may cause us to incur substantial legal expenses and, if determined adversely against us, may cause us to pay significant damage awards.

We may be subject to legal proceedings and claims from time to time relating to our seed quality. The defense of these proceedings and claims can be both costly and time consuming and may significantly divert efforts and resources of our management personnel. An adverse determination in any such proceeding could subject us to significant liability and damage our market reputation and prevent us from achieving increased sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

The current global economic downturn could result in a decrease in our sales and revenue, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these trends.

The global economic downturn of the past two years has significantly impacted the agricultural industry, with many farmers losing their farms or laying fallow their fields, as well as other negative impacts. The full impact of the current global economic downturn on growers, customers, vendors and other business partners cannot be known with any certainty. For example, major customers may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a grower, customer or other business partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors that could have wide ranging impacts on the future of the industry.

Capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our growers and customers.

The capital and credit markets have experienced increased volatility and disruption over the past two years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows and recent access to the capital market will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a continued slowdown in the general economy.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop any technologies that substantially equal or surpass our process technology, it will adversely affect our competitive position. We do not rely upon patent protection, but guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain. However, because we do not have more formal proprietary rights protections in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market our proprietary seed varieties, which could significantly harm our business and our reputation. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could be able to market products that compete with our proprietary products without obtaining a license from us.

Risks Relating to Our Securities

An active market may not develop or be maintained for our securities.

Our common stock, Class A warrants and Class B warrants trade on the NASDAQ Capital Market and is thinly traded. We can provide no assurance that a more active public market will develop or be sustained for any of our securities. If a more active public trading market for our securities does not develop or cannot be sustained, it may be difficult for investors to resell their securities at the price investors feel is appropriate.

Our largest stockholder has a controlling interest in our company and may have interests that differ from our other stockholders.

Yellowjacket, LP, our largest stockholder, owns 2,566,000 shares, or approximately 44%, of our outstanding common stock. Yellowjacket could, for the foreseeable future, have significant influence over our management and affairs and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets. Its interests could differ from ours and those of our other stockholders. In addition, the concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

While the public warrants are outstanding, it may be more difficult to raise additional equity capital.

We issued Class A warrants and Class B warrants as part of the units we sold in our initial public offering. Both classes of warrants have a five-year term, expiring in May 2015. During the term that these warrants are outstanding, the holders of the warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

The redemption of the Class A warrants or Class B warrants issued in our initial public offering may require warrantholders to sell or exercise the those warrants at a time that may be disadvantageous for them.

At any time after November 3, 2010, provided that our common stock has closed at a price at least equal $8.80 for five consecutive trading days, we may redeem the outstanding Class A warrants, in whole or in part, upon not less than 30 days’ notice, at a price of $0.25 per warrant. Our Class B warrants are redeemable, in whole or in part, for $0.25 upon 30 days’ notice after November 3, 2010, provided that our common stock has closed at a price at least equal to $13.75. The terms of our warrants prohibit us from redeeming them unless we have a current and effective registration statement available covering the exercise of the warrants. In the event we exercise our right to redeem either the Class A warrants or the Class B warrants, those warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder thereof will be entitled only to the redemption price of $0.25 per warrant. Notice of redemption of the public warrants could force holders to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so or to sell the warrants at the current market price when they might otherwise wish to hold the warrants or accept the redemption price, which is likely to be substantially less than the market value of the warrants at the time of redemption.

Future sales or the potential for future sales of shares of our common stock may cause the trading price of our common stock and public warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

Approximately 52% of our outstanding common stock is held by our pre-IPO stockholders, all of whom will be able to sell their securities under Rule 144 after November 3, 2010 without restriction, other than affiliates, who must comply with the timing and volume restrictions of Rule 144. If those stockholders sell a large number of shares of our common stock at one time or over a short period of time, the market price of our common stock could decline significantly. This decline could, in turn, have a negative impact on the market price of our warrants. In addition, the perception in the public market that holders of restricted stock might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of those stockholders. These sales could also make it more difficult for us to sell shares of our common stock or equity-related securities in the future.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult.

Our certificate of incorporation contains provisions that would make it more difficult for a third party to acquire control of us, including a provision that our board of directors may issue preferred stock without stockholder approval. In addition, certain anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders.

The value of our common stock and public warrants could be volatile.

The overall market and the price of our common stock and public warrants may fluctuate greatly. The trading price of our common stock and public warrants may be significantly affected by various factors, including:

•                              economic status and trends in the dairy industry, which underlies domestic demand for our alfalfa seed;

•                              quarterly fluctuations in our operating results;

•                              termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares;

•                              our ability to meet the earnings estimates and other performance expectations of investors or financial analysts (at such time as analysts begin following our company);

•                              fluctuations in the stock prices of our peer companies or in stock markets in general; and

•                              general economic or political conditions.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our business is highly seasonal because it is tied to the growing and harvesting seasons. Typically, a substantial portion of our revenue is recognized during our first and second fiscal quarters. We generally experience lower revenue during our third and fourth fiscal quarters. Sales in the first and second fiscal quarters accounted for approximately 69% of our revenue for the fiscal year ended June 30, 2010. If sales in these quarters are lower than expected, expenses may not be offset, which would adversely affect our operating results and would have a disproportionately large impact on our operating results for that fiscal year.

Our future expense estimates are based, in large part, on estimates of future revenue, which are difficult to predict. We expect to continue to make significant expenditures in order to expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our securities may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                   Properties

We own our headquarters and principal production facilities, which are located on 40 acres in Five Points, California. This facility occupies five acres of mill and processing structures, consisting of 20,336 square feet of office and production space and 46,912 square feet of warehousing facilities.

We believe that our facilities are generally well maintained and are in good operating condition. We currently have excess capacity and therefore believe that our facilities will be adequate for our needs in the foreseeable future.

Item 3.                                   Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.                                   [Reserved]

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company’s securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit under the ticker symbol “SANWU.” Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities under the ticker symbols “SANW,” “SANWA” and “SANWZ,” for the common stock, Class A warrants and Class B warrants, respectively. The following table sets forth the range of high and low closing prices per share of Common Stock as reported on NASDAQ for the period indicated.

	High	Low
Year Ended June 30, 2010
Fourth Quarter (commencing June 14, 2010)	$4.10	$3.27

The last reported sale price of our common stock on the NASDAQ Capital Market on September 22, 2010 was $3.40 per share.

Holders

As of September 22, 2010, we had 5,800,000 shares of common stock outstanding held by approximately 9 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)                                  Sales of Unregistered Securities

On June 15, 2010, our Board of Directors granted options to purchase an aggregate of 105,000 shares of common stock under our 2009 Equity Incentive Plan to a new director and our chief executive officer. The options are exercisable at $4.00 per share, which was the closing price of the common stock on the date of grant. The options expire on June 15, 2015.

The options were granted in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. All securities described in this subsection (a) of this Item are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer. The optionees represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with the registrant, to information about the registrant. The Company intends to file a Form S-8 registration statement to cover the grant and exercise of options under its 2009 Equity Incentive Plan concurrently with the filing of this Form 10-K or shortly thereafter.

(b)                                  Use of Proceeds

On May 3, 2010, our registration statement on Form S-1 (File No. 333-164588) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 1,400,000 units, each unit consisting of two shares of our common stock, one Class A warrant and one Class B warrant, at a public offering price of $11.00 per unit.

We raised approximately $12,822,056 in net proceeds after deducting underwriting discounts of $1,424,500 and other estimated offering costs of $1,153,444. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on May 4, 2010.

In May 2010, we used approximately (i) $2,173,142 to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank credit facility; and (ii) $1,342,964 to pay the principal and accrued interest owed on the promissory notes issued to the former partners of S&W Seed Company, a general partnership and to purchase the final 15% of the general partnership not previously owned by our wholly-owned subsidiary, Seed Holding, LLC.  We also used approximately $360,208 of the net proceeds allocated to working capital to pay the net amounts owed to our grower and customer, Triangle T, and approximately $1,276,356 to pay the remaining amounts owed to our growers for alfalfa seed we previously purchased.  We also have used approximately $147,000 to fund our stevia pilot program, $80,000 to fund research and development, 156,000 to the expansion of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plans

The following table provides a summary of the number of options granted under our 2009 Equity Incentive Plan, the weighted average exercise price and the number of options remaining available for issuance at June 30, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders
2009 Equity Incentive Plan	480,000	$4.00	270,000
Equity compensation plans not approved by security holders	—	—	—

TOTAL	480,000	$4.00	270,000

2009 Equity Incentive Plan

In October 2009 and January 2010, our Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the “2009 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to our directors, employees, officers and consultants, and those of our subsidiaries and parent, if any. Initially, 750,000 shares of have been reserved for issuance under the 2009 Plan.

The 2009 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2009 Plan, the Committee determines who will receive the options or other equity incentive grants or awards, the number of options or other awards granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of June 30, 2010, options to purchase 480,000 shares of common stock were outstanding and unexercised, and 270,000 shares remain available under the 2009 Plan for future grants and awards.

Item 6.                                   Selected Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under “Item 1A. Risk Factors”).

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

Beginning in the fiscal 2010 year that started on July 1, 2009 (the “2010 Fiscal Year”), the management team installed by the new owners began to alter this historical course of business in order to increase stockholder value. We raised capital in our recently completed initial public offering in order both to grow the existing business and take the company in a new direction. We intend to increase our grower acreage, expand our sales and marketing efforts, both domestically and internationally, and extend the breadth and depth of our product offerings. Although we do believe a real opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. These could include, by way of example, discovering that growers in the San Joaquin Valley want to grow crops that provide greater profit than alfalfa seed. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our current business. We could also fail to accurately anticipate the impact of our expanded sales and marketing efforts and not see a material increase in revenue after we ramp up sales and marketing activities. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties. We also are entering a new line of business by beginning the operation of a stevia cultivation pilot project. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We expect to incur substantial additional expenses during the 2011 fiscal year as we expand our alfalfa seed development, processing, sales and marketing activities and enter the stevia production business. Additionally, commencing on January 28, 2010, our operations are subject to federal and state income taxes as a result of converting the company from a limited liability company to a corporation. Accordingly, results of operations subsequent to January 28, 2010 are subject to a statutory tax rate of approximately 42.8%.

We currently are using less than 25% of our mill capacity, leaving room for substantial growth without having to incur significant capital costs. Our mill operations are not labor intensive, but we anticipate hiring additional personnel to run additional shifts, if and as needed. We also expect to make some alterations to a portion of our mill facility to accommodate stevia desiccation and bundling. In the future, we may also add a GMO processing line, if Roundup Ready alfalfa becomes legal to sell in the U.S., and our management team decides that it is in our best interest to have the capability (both in terms of licensing rights and facilities) to sell Roundup Ready alfalfa. In November 2009, the USDA released its draft environmental impact report for public comment, which is a major step towards the expected deregulation of Roundup Ready alfalfa, and a June 2010 U.S. Supreme Court case opened the door to limited planting of Roundup Ready alfalfa in the U.S., pending release of final environmental studies We have not made any definitive decision regarding whether to pursue licensing of Roundup Ready alfalfa.

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

The supply and demand for alfalfa seed, and consequently our revenue and margins, are difficult to project, particularly with respect to our distributor who sells our seed to its customers in Saudi Arabia and other international markets. We contract annually at fixed prices with approximately 15 growers who have established a history of yields that provide some predictability into anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower. Additionally, depending upon market prices for hay, the availability of water and the market prices for alternative crops, alfalfa hay growers may choose to convert growing hay crop to non-certified seed, and this additional supply, though temporary, can drive down the overall market price for seed, including the market for certified alfalfa seed.

Although our alfalfa seed business is largely dependent upon the dairy industry’s demand for alfalfa hay, our sales are made to a worldwide market. From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 43% to the domestic market and 57% to distributors who sell into international markets. While the dairy business is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand. However, the supply of seed in the marketplace is subject to substantial swings. The negative effect of the severe hay market downturn, which began in fiscal 2009 when the dairy industry prices declined due to over-supply, is somewhat offset by our existing sales to distributors selling internationally and the need of many our customers for the specific seed traits bred into our certified high yield, salt tolerant, non-dormancy products. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

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

The corporate entity, S&W Seed Company (S&W Seed Delaware”) was incorporated in Delaware on October 2, 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the former S&W partners the principal and interest due under the outstanding promissory notes and purchased the remaining 15% of the partnership, resulting in Seed Holding owning 100% of the former partnership. Seed Holding and S&W Seed Delaware collectively paid a total of $3,819,542 in cash plus 69,000 shares of common stock (issued in January 2010 in exchange for 560 membership units of Seed Holding) for 100% of S&W.

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

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for fiscal year ended June 30, 2010 (the “2010 Fiscal Year”) was $6,729,020 compared to $4,947,105 for the fiscal year ended June 30, 2009 (the “2009 Fiscal Year”). The $1,781,915 increase in revenue for the 2010 Fiscal Year was due to a $1,089,718 increase in volume, a $539,987 increase due to pricing and a $ 153,210 increase in milling and other services. The increase in volume represented a 22%, or 322,133 pound, increase in the volume of seed sold. The $539,987 increase in pricing is a result of a 12%, or $0.36 per pound, increase in the average selling price of our seed in the 2010 Fiscal Year. Revenue for the 2010 Fiscal Year included approximately $606,729 of milling and other services compared to $453,519 in the 2009 Fiscal Year. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $4,880,250 in the 2010 Fiscal Year was 73% of revenue, while the cost of revenue of $3,652,226 in the 2009 Fiscal Year was 74% of revenue. The dollar increase in cost of revenue for the 2010 Fiscal Year was attributed to a $560,655 increase in the cost of seed and an $827,646 increase in volume of seed sold, partially offset by a $160,277 decrease in costs of milling and other services. The slight decrease in the percentage cost of revenue in the 2010 Fiscal Year was attributable primarily to an increase in higher margin milling services. Gross margins on seed revenue decreased in the 2010 Fiscal Year as the average selling price of our seed increased by $0.36 per pound or 12% and the average cost of seed sold increased by $0.38 per pound or 17%.

We have contracts with our growers for the production of seed for harvest periods that began in August 2010 and will end in October 2010. The price per pound in these grower contracts is approximately 18% less than the 2010 Fiscal Year product price.

Stevia Pilot Program

In the second quarter of the 2010 Fiscal Year, we began our stevia production pilot program. In May 2010, we entered into a trialing arrangement with a major stevia producer that will allow us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, one of our largest alfalfa seed growers planted test varieties of stevia in June 2010. We have agreed to reimburse the grower for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting. In addition, we currently pay a monthly fee of $15,000 to this grower for management services related to our stevia program, including services related to fulfilling the commercial production contract with PureCircle. These grower costs aggregated $102,681 in the 2010 Fiscal Year and are included in research and development expense on the consolidated statement of operations. There was no harvest of stevia in the 2010 Fiscal Year, inasmuch as the stevia seedlings were not planted until the last month of the fiscal year. We expect to begin commercial sales of dried stevia leaf during the fiscal year ending June 30, 2011, however, we do not anticipate earning meaningful revenue from this product in this fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the 2010 Fiscal Year was $1,017,608 compared to $559,377 for the 2009 Fiscal Year. The $458,231 increase in 2010 SG&A expense versus the prior year was primarily due to a $220,355 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in marketing expenses of $42,812, legal expenses of $48,071, accounting expenses of $31,012 and other miscellaneous expenses. During the 2011 Fiscal Year, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace. We also expect an increase in legal, accounting, investor relations and consulting SG&A expenses, associated with operations as a reporting public company. In line with the expanded scope of our operations, we also anticipate a modest increase in employees.

Research and Development Expense

Research and development expenses (“R&D”) for the 2010 Fiscal Year and the 2009 Fiscal Year were $218,834 and $56,782, respectively. R&D expenses increased $162,052 in 2010 due to $112,191 of stevia product development expenses incurred the 2010 Fiscal Year that were not incurred in the prior fiscal year. In addition, we increased our alfalfa seed product development expenses by $49,861 in the 2010 Fiscal Year, primarily due to fees paid to our geneticist for developing and improving our seed varieties. We anticipate an increase in R&D in fiscal 2011 as we expand our alfalfa seed and stevia product development. As we move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit. This could occur as early as fiscal 2011, although the timing of commencement of commercial sales is not yet certain.

Depreciation and Amortization

Depreciation and amortization expense in the 2010 Fiscal Year was $216,035 compared to $187,073 in the 2009 Fiscal Year. Included in the amount is amortization expense for intangibles assets, which totaled $46,236 in both fiscal 2010 and 2009. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including vehicles, a trailer and other equipment.

Interest Expense, Net

Interest expense, net in the 2010 Fiscal Year was $101,890 compared to $77,565 in the 2009 Fiscal Year. The increase in 2010 was attributable primarily to the increase in borrowings on the working capital line of credit. This increase was partially offset by a decrease in interest expense (accretion expense) associated with our acquisition purchase obligation. Accretion expense was $66,376 and $36,540 for the 2010 and 2009 Fiscal Years, respectively.

Income Tax Benefit

Income tax benefit totaled $184,488 for the 2010 Fiscal Year and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income Including Non-Controlling Interests

We had net income including non-controlling interests of $478,891 for the 2010 Fiscal Year compared to $420,800 for the 2009 Fiscal Year. The $58,091 or 14% increase in net income in 2010 was attributable primarily to the increase in gross profit and income tax benefit discussed above, partially offset by an increase in SG&A, R&D and interest expenses which is also discussed above.

Liquidity and Capital Resources

Overview

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with our growers, we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the 2010 Fiscal Year, we deferred a portion of grower payments due in February and had paid our growers approximately 65% of the total obligation for the Fall 2009 harvest as of March 31, 2010. We made the remaining growers payments in May 2010. Combined, these payments represent approximately 80% of our annual cash operating expenses. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Due to the concentration of sales to our distributor who sells into Saudi Arabia, which represented approximately 46% of sales in the 2010 Fiscal Year, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from that distributor, which have varied significantly from year to year.

This concentration of sales has also resulted in a concentration of credit. At June 30, 2010, this customer accounted for 58% of our accounts receivable. However, we have a long-standing relationship of over two decades with this customer, and we believe that all of its outstanding accounts receivable balances are fully collectible. We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our relationships with our distributors do not include a right of return.

Our principal working capital components include cash and cash equivalents, accounts receivable, inventory, prepaid expense and other current assets, and accounts payable. Since our inception until 2009, we generated sufficient operating cash flow throughout the year to fund our operations and to distribute surplus annually to the partners of the predecessor general partnership. Until the 2009 Fiscal Year, one of the general partners advanced working capital from time to time as the business needs dictated on a seasonal basis to fund operations. As of May 18, 2010, the S&W Seed Company general partnership ceased to exist, and the business of the partnership is now owned and operated by S&W Seed Company and our wholly-owned subsidiary, Seed Holding, LLC.

In the 2009 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we were able to draw down up to $2,500,000 to fund our seasonal working capital needs. The line bore interest at 3% over the daily one month LIBOR in effect from time to time. In May 2010, we paid off the line with a portion of the net proceeds from our initial public offering and terminated the line.

Summary of Cash Flows

The following table shows a summary of our cash flows for the fiscal years ended June 30, 2010 and 2009:

	Fiscal Year Ended June 30,
	2010	2009
Cash flows from operating activities	$(2,477,952)	$179,005
Cash flows from investing activities	(39,116)	(212,216)
Cash flows from financing activities	10,347,218	33,571
Net increase (decrease) in cash	7,830,150	360
Cash and cash equivalents, beginning of period	367	7
Cash and cash equivalents, end of period	$7,830,517	$367

As of June 30, 2010, we had cash and cash equivalents of $7.8 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash and cash equivalents balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash and cash equivalents.

Operating Activities

For the 2010 Fiscal Year, operating activities used $2,477,952 in cash, as a result of net income including noncontrolling interests of $478,891, depreciation and amortization of $216,035 and an increase of accounts payable of $279,443, partially offset by an increase in accounts receivable of $1,728,509 and an increase in inventories of $1,602,720. In the 2009 Fiscal Year, operating activities provided $179,005 in cash, as a result of net income including noncontrolling interests of $420,800, depreciation and amortization of $187,073 and a decrease in due from related parties of $421,830, partially offset by an increase in inventories of $956,286. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. In the 2010 Fiscal Year, we made larger commitments with our growers and accordingly we were carrying higher levels of inventory at June 30, 2010 than at June 30, 2009. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. In fiscal 2010, we sold the majority of our current levels of inventory from the 2009 harvest, and we expect to sell the remaining inventory balances in first and second fiscal quarters of fiscal 2011. We do not see any recoverability issues with respect to our current inventory balances on hand. Additionally, our current inventory balances will not result in us reducing the commitments we made to growers to purchase seed from them in the 2010 harvest. We have preliminary indications that we will have below-average seed yields during the 2010 harvest. We intend to carry higher levels of inventory in future periods to meet anticipated demand resulting from anticipated increased marketing efforts.

The increase in accounts receivable can be primarily attributed to differences in timing of sales and timing of collections from our customers. We believe that we will fully collect all accounts receivable balances outstanding at June 30, 2010, although the exact timing cannot be predicted with certainty.

Our largest customer, Genetics International, Inc., owed us $1,221,737 at June 30, 2010. These outstanding invoices have 90 to 120 day payment terms. We are in communication with this customer and have an excellent, long-standing relationship with this company and its principal. In over 25 years of selling to Genetics International, we have never had to write off any receivables due from it. To the best of our knowledge, there is no company-related issue that might be delaying payment, nor are there any negative issues impacting our relationship with this customer. Moreover, we believe that all of our outstanding accounts receivable balances are fully collectible, and we anticipate collecting the remaining outstanding balances in the near future. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to Genetics International.

Investing Activities

Our investing activities during the 2010 Fiscal Year totaled $39,116.  Our investing activities during the 2009 Fiscal Year totaled $212,216 and consisted of additions of certain new fixed assets, including vehicles, a trailer and other equipment. During fiscal 2011, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering, which was completed in May 2010.

Financing Activities

With the exception of our initial public offering in May 2010, during the 2010 Fiscal Year, our financing activities consisted primarily of repayment of promissory notes of $730,000, purchasing the remaining 15% of the general partnership interest of $600,000, net repayments on the revolving credit loan of $975,682, withdrawals by the general partners of the predecessor partnership of $79,614 and repayments to related parties of $89,542. We received approximately $12.8 million in proceeds, net of issuance costs, from the sale of our securities pursuant to our initial public offering, which was completed in May 2010.  During Fiscal Year 2009, our financing activities consisted primarily of withdrawals from the general partners of the predecessor partnership of $664,672, borrowings on the revolving credit loan of $975,682 and repayments to related parties of $277,439.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the fiscal year ended June 30, 2010.

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

•                              our sales and marketing programs;

•                              investment capital for potential acquisitions;

•                              competition; and

•                              market developments.

The alfalfa seed revenue and associated fixed and variable operating expenses, as well as its associated research and development expenses, have historically been relatively stable, and we expect this trend to continue. Our new focus on sales and marketing efforts is expected to increase sales volume over time, which, in turn, we anticipate will result in increasing revenue. Our available labor force is plentiful and stable, and many of our laborers have worked for us for over a decade. Our networks of distributors in the western United States and growers in California have been stable and productive for over 10 years. The price we pay to growers is contracted annually and prior to establishing our sales prices for the season. Therefore, while the market price for alfalfa seed may fluctuate year to year, we are generally able to maintain a profitable margin between our seed costs and selling prices. We have not seen, nor do we expect, technology changes in the methods of processing and milling alfalfa or other small grain products requiring a capital investment to maintain our competitive high quality and low cost position. Consequently, our capital investment needs and our maintenance expenses from year to year are relatively minor, predictable and stable.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the audited financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 — Significant Accounting Policies set forth in the notes to the financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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

Stock-Based Compensation

We recognize share-based compensation expense for costs related to all share-based payments including stock options, based on the fair value of the award at the grant date and over the requisite service period. We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans.  The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Item 7A.        Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8.           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of S&W Seed Company

Five Points, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&W Seed Company as of June 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 24, 2010

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,830,517	$367
Accounts receivable, net	2,114,868	386,359
Inventories, net	2,714,183	1,111,463
Prepaid expenses and other current assets	75,901	14,365
Income tax receivable	184,488	—
Due from related parties	—	63,693
TOTAL CURRENT ASSETS	12,919,957	1,576,247

Property, plant and equipment, net of accumulated depreciation	2,110,503	2,241,186
Other intangibles, net	548,674	594,910
TOTAL ASSETS	$15,579,134	$4,412,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$296,259	$16,816
Revolving line of credit	—	975,682
Accrued expenses and other current liabilities	31,348	6,649
Acquisition purchase obligation	—	1,163,460
TOTAL CURRENT LIABILITIES	327,607	2,162,607

TOTAL LIABILITIES	327,607	2,162,607

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,800,000 issued and outstanding at June 30, 2010; 3,000,000 issued and outstanding at June 30, 2009	5,800	3,000
Additional paid-in capital	14,482,531	1,732,328
Retained earnings	763,196	378,720
Noncontrolling interests	—	135,688
TOTAL STOCKHOLDERS’ EQUITY	15,251,527	2,249,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,579,134	$4,412,343

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2010	2009
Revenue	$6,729,020	$4,947,105

Cost of revenue	4,880,250	3,652,226

Gross profit	1,848,770	1,294,879

Operating expenses
Selling, general and administrative expenses	1,017,608	559,377
Research and development expenses	218,834	56,782
Depreciation and amortization	216,035	187,073
Total operating expenses	1,452,477	803,232

Income from operations	396,293	491,647

Other (income) expense
Interest expense, net	101,890	77,566
Other (income), net	—	(6,719)

Net income before income tax benefit	$294,403	$420,800

Income tax (benefit) expense	(184,488)	—

Net income including noncontrolling interests	$478,891	$420,800
Net income attributable to noncontrolling interests	94,415	42,080
Net income attributable to S&W Seed Company	$384,476	$378,720

Net income attributable to S&W Seed Company per common share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

Weighted average number of common shares outstanding:
Basic	3,415,385	3,000,000
Diluted	3,415,385	3,000,000

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance, June 30, 2008	3,000,000	$3,000	$2,397,000	$—	$93,608	$2,493,608

Withdrawals by owners	—	—	(664,672)	—	—	(664,672)
Net income for the year ended June 30, 2009	—	—	—	378,720	42,080	420,800
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - December 31, 2009	—	—	10,561	—	(230,103)	(219,542)
Equity offering costs	—	—	(1,153,444)	—	—	(1,153,444)
Withdrawals by owners	—	—	(79,614)	—	—	(79,614)
Proceeds from IPO net of underwriters fees	2,800,000	2,800	13,972,700	—	—	13,975,500
Net income for the year ended June 30, 2010	—	—	—	384,476	94,415	478,891
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$—	$15,251,527

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$478,891	$420,800
Adjustments to reconcile net income from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	216,035	187,073
Accretion of acquisition purchase obligation	36,540	66,376
Changes in:
Accounts receivable	(1,728,509)	52,766
Inventories	(1,602,720)	(965,286)
Prepaid expenses and other current assets	(61,536)	(205)
Income tax receivable	(184,488)	—
Due from related parties	63,693	421,830
Accounts payable	279,443	972
Accrued expenses and other current liabilities	24,699	(5,321)
Net cash provided by (used in) operating activities	(2,477,952)	179,005

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(39,116)	(228,854)
Proceeds from disposal of property, plant and equipment	—	16,638
Net cash used in investing activities	(39,116)	(212,216)

CASH FLOWS FROM FINANCING ACTIVITIES

Withdrawals by owners	(79,614)	(664,672)
Equity offering costs	(1,153,444)	—
Repayment of acquisition purchase obligation	(600,000)	—
Repayment of promissory notes	(730,000)	—
Net proceeds from initial public offering	13,975,500	—
Borrowing (repayments) on revolving credit loan	(975,682)	975,682
Repayments to related parties	(89,542)	(277,439)
Net cash provided by financing activities	10,347,218	33,571

NET INCREASE OR (DECREASE) IN CASH	7,830,150	360

CASH AND CASH EQUIVALENTS, beginning of the period	367	7

CASH AND CASH EQUIVALENTS, end of period	$7,830,517	$367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$52,319	$11,371
Income taxes	—	—

Non-Cash Transactions:
Debt and member units issued for acquisition of non-controlling interests	$219,542	$—
Note payable issued for acquisition obligation	600,000	—

See notes to consolidated financial statements

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND ORGANIZATION

Organization

Seed Holding, LLC (“Seed Holding”) was formed as a Nevada limited liability company on June 27, 2008 for the purpose of acquiring a majority ownership interest in S&W Seed Company, a California general partnership (“S&W”), which was engaged in the business of breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains.

On June 27, 2008, the general partners of S&W entered into an agreement for sale of their partnership interests to Seed Holding. Under the terms of the agreement, Seed Holding agreed to purchase 90% of S&W for $3,600,000 in three separate closing transactions. By amendment to that agreement, in December 2009, Seed Holding agreed to purchase the entire partnership.  At December 31, 2009, Seed Holding legally owned an 85% general partnership interest and had issued $730,000 in promissory notes to the four general partners. These notes were due on June 30, 2010 but accelerated upon the closing of the Company’s initial public offering. Seed Holding agreed to purchase the remaining 15% general partnership interest on the earlier of June 30, 2010 or the closing of the Company’s initial public offering.

The corporate entity, S&W Seed Company (the “Company”), was incorporated in Delaware on October 2, 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of the Company, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the promissory notes in full and purchased the final partnership interests, resulting in Seed Holding owning 100% of the former partnership.

The accounting rules applicable to the agreement mandate that Seed Holding account for the acquisition of 90% of the partnership as of June 30, 2009 and 100% of the partnership as of December 31, 2009 and subsequent periods. These financial statements reflect this accounting treatment. Prior period consolidated financial statements have been re-classified to conform to the equity presentation of the Company as a C-corporation.

See Notes 3 and 10 for further discussion.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that the Company has operated since its inception. The Company’s products are grown under contract by farmers in the San Joaquin Valley of Central California. Though the Company’s proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The Company legally owned 60% of S&W Seed Company, a California general partnership, as of June 30, 2009, 85% as of December 31, 2009 and 100% as of May 18, 2010 and June 30, 2010 respectively, but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiary, Stevia California, LLC. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in stockholders’ equity on the consolidated balance sheet.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. The Company’s top three customers accounted for 67% and 61% of its net sales for the years ended June 30, 2010 and 2009, respectively.

Three customers comprised 99% and 96% of the Company’s accounts receivable at June 30, 2010 and 2009, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. Three growers accounted for 44% and 43% of the Company’s seed requirements for the years ended June 30, 2010 and 2009, respectively.

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

When the right of return exists in the Company’s seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand.  At June 30, 2010 no customers had the right of return.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at June 30, 2010 and 2009.

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

Components of inventory are:

	June 30,	June 30,
	2010	2009

Raw materials and supplies	$64,948	$72,347
Work in progress	—	—
Finished goods	2,649,235	1,039,116
Reserve for obsolescence	—	—
	$2,714,183	$1,111,463

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

Research and Development Costs

The Company is engaged in ongoing research and development (“R&D”) of proprietary seed and stevia varieties. The Company accounts for R&D under standards issued by the Financial Accounting Standards Board (“FASB”). Under these standards, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses.

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its share-based compensation plans by expensing the estimated fair value of share-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the binomial lattice valuation model and the assumptions shown in Note 10. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows.   See Note 10 for a detailed discussion of share-based compensation.

Net Income Per Common Share Data

Basic net income per common share, or earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding options, restricted stock awards, and common stock warrants.

	Year Ended
	June 30,
	2010	2009

Net income including noncontrolling interests	$478,891	$420,800
Net income attributable to noncontrolling interests	94,415	42,080
Net income attributable to S&W Seed Company	$384,476	$378,720

Net income attributable to S&W Seed Company per common share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

Weighted average number of common shares outstanding:
Basic	3,415,385	3,000,000
Diluted	3,415,385	3,000,000

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows:

	June 30,	June 30,
	2010	2009

Class A warrants	1,400,000	—
Class B warrants	1,400,000	—
Other warrants	50,000	—
Stock options	480,000	—
Total	3,330,000	—

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

The provision for income taxes is comprised of the following:

Year Ended
June 30, 2010

Current federal tax benefit	$(175,866)
Deferred federal tax benefit	(8,622)
Total income tax benefit	$(184,488)

A reconciliation of the actual income tax expense (benefit) recorded to that based upon expected federal tax rates are as follows:

Year Ended
June 30, 2010
Expected federal tax expense at statutory rates	$108,718
Permanent differences	(293,206)
Tax expense (benefit) as recorded	$(184,488)

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2010 and 2009.

Forward Purchase Contracts

Pursuant to FASB ASC 480-10-55-53 through ASC 480-10-55-54, the Company records fixed price forward purchase contracts at the estimated net present value of the obligation and accretes the net present value of the obligation up to the face value of the obligation using the effective interest method as a component of interest expense. During the years ended June 30, 2010 and 2009, the Company recorded a liability for its obligations to purchase additional interests in S&W Seed Company, a California general partnership. See Note 3 for further discussion.

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

The following presents the gross value of assets that were measured and recognized at fair value on a recurring and non-recurring basis at June 27, 2008. The assets presented below were acquired on June 27, 2008 as discussed in Note 3.

•                Level 1: none

•                Level 2: none

•                Level 3: none

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

Recent Accounting Pronouncements

In December 2007, the FASB amended its existing standards for a parent’s non-controlling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. The new standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The new standard requires, among other things, that a non-controlling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any non-controlling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment. The Company adopted the new standard effective July 1, 2009.  See Note 3 for further discussion.

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

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accretes the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $36,540 and $66,376 for the years ended June 30, 2010 and 2009, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

The purchase transaction was negotiated at arm’s length and was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a “bargain purchase.” The events and circumstances allowing the Company to acquire S&W at a bargain were related to the timing of the initial acquisition and the positive reputation of the Company’s management team. Because the consideration paid is less than the fair value of the assets acquired, the excess fair value over cost is allocated on a pro-rata reduction to the non-current assets acquired. Non-controlling interest of 10% was recorded at the net carrying value of the partnership based upon the applicable accounting guidance at the date of the acquisition.

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

The intangible assets included the fair value of trade name, customer relationships, technology/IP, and non-compete agreements. The useful lives of the acquired intangibles are as follows:

Useful Lives
(Years)
Trade name	20
Customer relationships	20
Technology / IP	10
Non-compete	3

Effective December 1, 2009, Seed Holding entered into an amendment to the Purchase Agreement among the original general partners of S&W and Seed Holding. Amendment Number 1 to the Purchase Agreement, dated December 1, 2009, deferred the date of the second closing (originally, June 30, 2009) and provided for the issuance of promissory notes bearing 4% interest (“Notes”) in lieu of the $600,000 cash payment originally contemplated to be paid at the second closing for 15% of the general partnership interests. The Notes were payable on May 1, 2011, but upon the occurrence of certain specified events, including the Company’s initial public offering, the maturity date would be accelerated. At the time the December 1, 2009 Notes were issued, the Company recorded a $600,000 note payable and reduced the acquisition purchase obligation by the corresponding amount. In exchange for the Notes, the selling general partners, as parties to Amendment Number 1, collectively transferred to the Company an additional 15% ownership interest in S&W, which resulted in the Company’s legal ownership increasing to 75% at December 1, 2009. The Company paid the $600,000 Notes in full in May 2010.

Seed Holding entered into Amendment Number 2 to the Purchase Agreement, dated effective December 31, 2009, which provided for the transfer of a selling general partner’s 10% interest in S&W to the Company in exchange for a cash payment of $89,542, a $130,000 4% promissory note and 560 member units in Seed Holding. The promissory note was payable May 1, 2011, but upon the occurrence of certain specified events, including the Company’s initial public offering, the maturity date would be accelerated. The note payable was measured at par value which approximated fair value. The membership units were recorded at their fair value of $276,000. The Company accounted for the acquisition of the remaining 10% non-controlling interests pursuant to FASB Standard ASC 810. The reduction to the carrying amount of non-controlling interests in connection with the December 31, 2009 acquisition exceeded the consideration the Company paid. Pursuant to the guidance in ASC 810-45-23, the Company recorded those differences as increases in contributed capital. The cash payment of $89,542 was paid by Yellowjacket, LP, the Company’s principal stockholder, on behalf of the Company.  Company repaid the $89,542 balance in full on June 10, 2010. The Company paid the $130,000 note in full in May 2010. See Note 9 for further discussion of related party transactions.

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

NOTE 4—OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2008	Additions	Amortization	June 30, 2009

Trade name	$247,469	$—	$(12,373)	$235,096
Customer relationships	127,796	—	(6,390)	121,406
Technology/IP	262,090	—	(26,209)	235,881
Non-compete	3,791	—	(1,264)	2,527
	$641,146	$—	$(46,236)	$594,910

	Balance at			Balance at
	July 1, 2009	Additions	Amortization	June 30, 2010

Trade name	$235,096	$—	$(12,373)	$222,723
Customer relationships	121,406	—	(6,390)	115,016
Technology/IP	235,881	—	(26,209)	209,672
Non-compete	2,527	—	(1,264)	1,263
	$594,910	$—	$(46,236)	$548,674

Amortization expense totaled $46,236 and $46,236 for the years ended June 30, 2010 and 2009, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$46,236	$44,972	$44,972	$44,972	$44,972

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2010	2009

Land and improvements	$136,376	$126,895
Buildings and improvements	1,984,749	1,984,749
Machinery and equipment	143,546	113,911
Vehicles	156,468	156,468
Total property, plant and equipment	2,421,139	2,382,023

Less: accumulated depreciation	(310,636)	(140,837)

Property, plant and equipment, net	$2,110,503	$2,241,186

Depreciation expense totaled $169,799 and $140,837 for the years ended June 30, 2010 and 2009, respectively.

NOTE 6—SHORT TERM DEBT

S&W was party to a revolving line of credit with Wells Fargo Bank dated December 26, 2008. S&W was entitled to borrow up to $2,500,000 for working capital purposes beginning December 26, 2008 and up to and including December 1, 2009. The credit agreement was evidenced by a promissory note dated December 26, 2008. The line of credit was secured by all of S&W’s accounts receivable, inventory and general intangibles. Further, the indebtedness was guaranteed by Seed Holding, Grover T. Wickersham, Yellowjacket, LP and The Paul F. Shoen Revocable Trust. On December 18, 2009, the line of credit maturity date was extended to March 1, 2010. On February 26, 2010, Wells Fargo Bank renewed the line of credit. Under the renewed credit facility, the outstanding principal balance and all accrued and unpaid interest was due and payable in full on April 1, 2011. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility.

Interest charged on the outstanding principal balance of the line of credit was variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the Wells Fargo Bank line of credit was $65,377 for the year ended June 30, 2010 and $11,190 for the period December 26, 2008 through June 30, 2009.

At June 30, 2010 and 2009, S&W had an aggregate principal amount outstanding of $0 and $975,682, respectively, on the revolving line of credit.

NOTE 7—STOCKHOLDERS’ EQUITY

On January 28, 2010, the members of Seed Holding transferred 100% of their members’ interest to S&W Seed Delaware, in exchange for 3,000,000 shares of authorized and unissued common stock in a tax-free exchange pursuant to Section 351 of the Internal Revenue Code. As a result, S&W Seed Delaware became the sole member of Seed Holding and became the legal owner of 85% of the general partnership. S&W Seed Delaware also assumed Seed Holding’s obligations to repay the $730,000 Notes when they come due and to purchase the remaining 15% general partnership interest in S&W. The Company accounted for the January 2010 exchange transaction in accordance with standards promulgated by the FASB regarding transactions between entities under common control, ASC 805-50-15.

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock.

On May 7, 2010, the Company closed its initial public offering (“IPO”) of 1,400,000 units, which priced at $11.00 per unit, raising gross proceeds of $15,400,000. Each unit consists of two shares of common stock, one Class A warrant and one Class B warrant. In connection with the IPO, the Company issued Representative’s Warrants to Paulson Investment Company, Inc. and Feltl and Company to purchase up to an aggregate of 140,000 units at $13.20, expiring May 3, 2015. Equity offering costs included $1,424,500 of underwriters’ fees and $1,153,444 of other equity offering costs.

Each Class A warrant entitles its holder to purchase one share of the Company’s common stock at an assumed exercise price of $7.15. Each Class B warrant entitles its holder to purchase one share of common stock at an assumed exercise price of $11.00. The Class A warrants and Class B warrants are exercisable at any time until their expiration on May 3, 2015. The Class A warrants and Class B warrants will be redeemable at the Company’s option for $0.25 upon 30 days’ prior written notice beginning November 3, 2010, provided certain conditions are met. The Class A warrants will be redeemable provided that the Company’s common stock has closed at a price at least equal to $8.80 for at least five consecutive trading days. The Class B warrants will be redeemable on the same terms, provided the Company’s common stock has closed at a price at least equal to $13.75 for five consecutive trading days.

At June 30, 2010, there were 5,800,000 shares issued and outstanding. The Company’s equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

During the year ended June 30, 2010, there were $79,614 of owners’ withdrawals.

On May 7, 2010, the Company issued common stock purchase warrants to Cardiff Partners, LLC (“Cardiff Partners”) pursuant to its prior agreement under which Cardiff Partners provided certain consulting services in connection with the Company’s IPO. The warrants grant Cardiff Partners the right to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share, vest upon issuance, and are subject to a cashless exercise right. The warrants expire on May 7, 2015.  The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

On May 7, 2010, the Company issued common stock purchase warrants to PR Financial Marketing, LLC (“PRFM”) pursuant to its Client Services Agreement under which PRFM provides certain investor and public relations services, including services in connection with the Company’s IPO. The warrants grant PRFM the right to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $4.00 per share, vest upon issuance, and are subject to a cashless exercise right. The warrants expire on May 7, 2015.  The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

See Note 10 for discussion on equity- based compensation.

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

Triangle T has been one of the Company’s alfalfa seed growers for four years. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the year ended June 30, 2010, the Company purchased from Triangle T $832,486 for alfalfa seed Triangle T grew and sold to the Company under annual contracts. Mr. Wickersham did not personally receive any funds from these transactions. The Company has contracted with Triangle T to plant 893 acres of various alfalfa seed varieties as part of the Company’s calendar 2010 production for which the Company will pay Triangle T the same price the Company has agreed to pay its other growers. Triangle T has also agreed to plant up to 30 acres of proprietary varieties of stevia plantings in calendar 2010. The Company has agreed to reimburse Triangle T for its direct and indirect costs of planting and harvesting stevia plants. In addition, the Company currently pays a monthly fee of $15,000 to Triangle T for management services related to the Company’s stevia program. The Company paid $102,681 during the year ended June 30, 2010. Triangle T purchases milled alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells milled alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. For the year ended June 30, 2010, the Company sold $405,601 of milled alfalfa seed to Triangle T.

Amounts due from Triangle T totaled $0 and $27,820 at June 30, 2010 and 2009, respectively, which are included in accounts receivable on the Company’s consolidated balance sheets. Amounts due to Triangle T totaled $1,782 and $0 at June 30, 2010 and 2009, respectively, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

In December 2008, S&W entered into a one-year revolving line of credit arrangement with Wells Fargo Bank, National Association, under the terms of which S&W is allowed to draw down up to $2,500,000 (bearing interest at 3% over the daily one-month LIBOR in effect from time to time), which the Company uses for working capital requirements. In connection with this credit arrangement, Mr. Wickersham, among other parties, executed continuing guaranties of S&W’s obligations under the revolving line of credit. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility. See Note 6 for further discussion.

The $89,542 cash payment, made as part of the consideration for the acquisition of a selling general partner’s 10% interest in S&W dated effective December 31, 2009, was advanced by Yellowjacket, LP, the principal stockholder of S&W Seed Delaware. The Company repaid the balance in full on June 10, 2010.

In the normal course of operations, S&W entered into various verbal non-interest bearing revolving loan agreements with the general partners of the S&W, whereby S&W would advance capital to the general partners and in certain instances the general partners would advance capital to S&W. Amounts due from parties totaled $0 and $63,693 at June 30, 2010 and 2009, respectively. There were no material amounts due to related parties at June 30, 2010 and 2009, respectively.

NOTE 10— EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company’s Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the “2009 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company’s directors, employees, officers and consultants, and those of the Company’s subsidiaries and parent, if any. Initially, 750,000 shares of have been reserved for issuance under the 2009 Plan.

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of June 30, 2010, options to purchase 480,000 shares of common stock were outstanding and unexercised, and 270,000 shares remain available under the 2009 Plan for future grants and awards.

The outstanding options are exercisable at $4.00 per share. These options vest in equal quarterly installments over three years, commencing on July 1, 2010 and expire five years from the date of grant.

The Company has adopted ASC 718, Stock Compensation, (“ASC 718”). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

For stock-based awards granted, the Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a three-year vesting period.

The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The weighted average assumptions used in the model are outlined in the following table:

	June 30,	June 30,
	2010	2009

Risk-free rate of interest	2.34%	—
Dividend yield	0%	—
Volatility of common stock	61%	—
Exit / attrition rates	14%	—
Target exercise factor	1.68	—

A summary of activity related to the Company’s stock option incentive plans for the year ended June 30, 2010 is presented below:

	Number Oustanding	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Life (Years)
Outstanding at July 1, 2008	—	—	—
Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at June 30, 2009	—	—	—
Granted	480,000	$4.00	4.75
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at June 30, 2010	480,000	$4.00	4.75

Options vested and exercisable at June 30, 2010	—	—	—

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.62.  At June 30, 2010, the Company had $296,332 of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option plans, which will be recognized over the weighted average remaining service period of 3.0 years. There was no stock compensation expense recorded in the year ended June 30, 2010 as the amount was deemed to be immaterial.  The Company settles employee stock option exercises with newly issued shares of common stock.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at http://www.swseed.com in the Investors section under “Corporate Governance.” Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

Item 11.         Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership” in our definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Item 14.         Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(1)   Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2)   Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3)   Exhibits:

The following exhibits are filed herewith or incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	1/29/10
3.1	Registrant’s Certificate of Incorporation	S-1	333-164588	3.1	1/29/10
3.2	Registrant’s By-laws, as amended	S-1	333-164588	3.2 and 3.2.1	1/29/10 and 5/3/10
3.4	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/10 3/10/10
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/10
4.2	Form of Class A Warrant	S-1	333-164588	4.3	4/23/10
4.3	Form of Class B Warrant	S-1	333-164588	4.4	4/23/10
4.4	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/10
4.5	Form of Representative’s Warrants	S-1	333-164588	4.6	4/23/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

10.1	S&W Seed Company 2009 Equity Incentive Plan and forms of stock option agreements*	S-1	333-164588	10.1	1/29/10
10.2	Form of Indemnification Agreement	S-1	333-164588	10.2	1/29/10
10.3	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010 CTR					X
10.4	Support Services Agreement between the Registrant and Cardiff Partners, LLC, dated as of March 1, 2010	S-1	333-164588	10.14	5/3/10
10.5	Client Service Agreement dated as of January 26, 2010 between the Registrant and PR Financial Marketing, LLC	S-1	333-164588	10.15	5/3/10
10.6	Annual Production Contracts between S&W Seed Company, a general partnership, and each of its major growers (Double L Ranch, Triangle T Ranch and WC Davis Farms) for the 2009 and 2010 growing seasons	S-1	333-164588	10.17	5/3/10
10.7	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/10
10.8	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/10
21.1	Subsidiaries of Registrant					X
24.1	Power of Attorney (see signature page)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**

This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 2010

S&W SEED COMPANY

By:	/s/ Mark S. Grewal
Mark S. Grewal
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Grewal and Matthew K. Szot, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Grewal	President, Chief Executive Officer and Director	September 28, 2010
Mark S. Grewal	(Principal Executive Officer)

/s/ Matthew K. Szot	Vice President, Finance and Chief Financial Officer	September 28, 2010
Matthew K. Szot	(Principal Financial and Accounting Officer)

/s/ Grover T. Wickersham	Chairman of the Board	September 28, 2010
Grover T. Wickersham

/s/ Michael C. Culhane	Director	September 28, 2010
Michael C. Culhane

/s/ Michael M. Fleming	Director	September 28, 2010
Michael M. Fleming

/s/ Michael N. Nordstrom	Director	September 28, 2010
Michael N. Nordstrom

/s/ Charles B. Seidler	Director	September 28, 2010
Charles B. Seidler