Form 10-Q
period 2010-09-30
S&W Seed Co
filed 2010-11-15
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(559) 884-2535

(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November  12, 2010, 5,800,000 shares of the registrant’s common stock were outstanding.

S&W SEED COMPANY

Part I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,176,785	$7,830,517
Accounts receivable, net	2,463,746	2,114,868
Inventories, net	6,828,090	2,714,183
Prepaid expenses and other current assets	128,995	75,901
Income tax receivable	289,045	184,488
TOTAL CURRENT ASSETS	16,886,661	12,919,957

Property, plant and equipment, net of accumulated depreciation	2,258,850	2,110,503
Other intangibles, net	537,112	548,674
TOTAL ASSETS	$19,682,623	$15,579,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,382,581	$294,477
Accounts payable - related party	1,230,711	1,782
Accrued expenses and other current liabilities	25,635	31,348
TOTAL CURRENT LIABILITIES	4,638,927	327,607

TOTAL LIABILITIES	4,638,927	327,607

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,800,000 issued and outstanding at September 30, 2010 and June 30, 2010	5,800	5,800
Additional paid-in capital	14,528,779	14,482,531
Retained earnings	509,117	763,196
TOTAL STOCKHOLDERS’ EQUITY	15,043,696	15,251,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,682,623	$15,579,134

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenue	$933,143	$1,633,772

Cost of revenue	561,820	815,169

Gross profit	371,323	818,603

Operating expenses
Selling, general and administrative expenses	534,562	150,443
Research and development expenses	134,278	12,736
Depreciation and amortization	59,391	52,012

Total operating expenses	728,231	215,191

Income (loss) from operations	(356,908)	603,412

Other (income) expense
Loss on sale of fixed assets	5,706	—
Interest (income) expense, net	(3,978)	16,461

Net income (loss) before income tax benefit	$(358,636)	$586,951

Income tax (benefit) expense	(104,557)	—

Net income (loss) including noncontrolling interests	$(254,079)	$586,951
Net income attributable to noncontrolling interests	—	58,695
Net income (loss) attributable to S&W Seed Company	$(254,079)	$528,256

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.04)	$0.18
Diluted	$(0.04)	$0.18

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000
Diluted	5,800,000	3,000,000

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - December 31, 2009	—	—	10,561	—	(230,103)	(219,542)
Equity offering costs	—	—	(1,153,444)	—	—	(1,153,444)
Withdrawals by owners	—	—	(79,614)	—	—	(79,614)
Proceeds from IPO net of underwriters fees	2,800,000	2,800	13,972,700	—	—	13,975,500
Net income for the year ended June 30, 2010	—	—	—	384,476	94,415	478,891
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$—	$15,251,527

Stock-based compensation	—	—	46,248	—	—	46,248
Net loss for the three months ended September 30, 2010	—	—	—	(254,079)	—	(254,079)
Balance, September 30, 2010	5,800,000	$5,800	$14,528,779	$509,117	$—	$15,043,696

See notes to consolidated financial statements

S&W SEED COMPANY

(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$(254,079)	$586,951
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Accretion of acquisition purchase obligation	—	8,994
Stock based compensation	46,248	—
Depreciation and amortization	59,391	52,012
Loss on disposal of fixed assets	5,706	—
Changes in:
Accounts receivable	(348,878)	(241,184)
Inventories	(4,113,907)	(5,260,372)
Prepaid expenses and other current assets	(53,094)	3,849
Income tax receivable	(104,557)	—
Accounts payable	3,086,322	5,877,678
Accounts payable - related party	1,230,711	—
Accrued expenses and other current liabilities	(5,713)	30,519
Net cash provided by (used in) operating activities	(451,850)	1,058,447

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(206,382)	(194)
Proceeds from disposal of property, plant and equipment	4,500	—
Net cash used in investing activities	(201,882)	(194)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	—	(47,144)
Borrowing (repayments) on revolving credit loan	—	(975,682)
Net cash provided by financing activities	—	(1,022,826)

NET INCREASE OR (DECREASE) IN CASH	(653,732)	35,427

CASH AND CASH EQUIVALENTS, beginning of the period	7,830,517	367

CASH AND CASH EQUIVALENTS, end of period	$7,176,785	$35,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$7,467
Income taxes	—	—

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

The corporate entity, S&W Seed Company (the “Company”), was incorporated in Delaware on October 2, 2009. In January 2010, the members of Seed Holding exchanged their membership units for 3,000,000 shares of the Company’s common stock, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, the Company repaid the promissory notes in full and purchased the final partnership interests, resulting in Seed Holding owning 100% of the former partnership.

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

See Note 3 for further discussion.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that the Company has operated since its inception. The Company’s products are grown under contract by farmers in the San Joaquin Valley of Central California. Though the Company’s proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. In fiscal 2010, the Company began a pilot stevia cultivation program under which it is test growing various varieties of stevia in the San Joaquin Valley as a prelude to operating a commercial stevia production operation in which its dried stevia leaf will be sold to stevia processors who will, in turn, sell the processed stevia to their customers for incorporation into food and beverages.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The Company legally owned 60% of S&W Seed Company, a California general partnership, as of June 30, 2009, 85% as of December 31, 2009 and 100% as of May 18, 2010 and September 30, 2010, respectively, but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiary, Stevia California, LLC. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in stockholders’ equity on the consolidated balance sheet.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2010, consolidated statements of operations for the three months ended September 30, 2010 and 2009, consolidated statement of owners’ equity for the three months ended September 30, 2010 and consolidated statements of cash flows for the three months ended September 30, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2010 and its results of operations and its cash flows for the three months ended September 30, 2010 and 2009. The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 52% of its net sales for the three months ended September 30, 2010. Three different customers accounted for 59% of its net sales for the three months ended September 30, 2009.

Three customers comprised 81% and 99% of the Company’s accounts receivable at September 30, 2010 and June 30, 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. Three growers accounted for 50% and 43% of the Company’s seed requirements for the three months ended September 30, 2010 and 2009, respectively.

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

When the right of return exists in the Company’s seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At September 30, 2010, no customers had the right of return.

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

Shipping and Handling Costs

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of goods sold. In most instances, products are shipped F.O.B. shipping point and, as a result, the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company’s consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of goods sold.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at September 30, 2010 and June 30, 2010.

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

Components of inventory are:

	September 30,	June 30,
	2010	2010

Raw materials and supplies	$62,263	$64,948
Work in progress	12,556	—
Finished goods	6,753,271	2,649,235
Reserve for obsolescence	—	—
	$6,828,090	$2,714,183

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset — periods of approximately 18-28 years for buildings, 3-7 years for machinery and equipment and 3-5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Intangible Assets

Intangible assets acquired in the business acquisition of S&W in 2008 are reported at their initial fair value less accumulated amortization. The intangible assets are amortized based on useful lives ranging from 3-20 years.

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its share-based compensation plan by expensing the estimated fair value of share-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the binomial lattice valuation model and the assumptions shown in Note 10. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 10 for a detailed discussion of share-based compensation.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share (“EPS”), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Three Months Ended
	September 30,
	2010	2009

Net income (loss) including noncontrolling interests	$(254,079)	$586,951
Net income attributable to noncontrolling interests	—	58,695
Net income (loss) attributable to S&W Seed Company	$(254,079)	$528,256

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.04)	$0.18
Diluted	$(0.04)	$0.18

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000
Diluted	5,800,000	3,000,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	September 30,
	2010	2009

Class A warrants	1,400,000	—
Class B warrants	1,400,000	—
Under-writer warrants	140,000
Other warrants	50,000	—
Stock options	480,000	—
Total	3,470,000	—

Income Taxes

Organized as a limited liability company until January 28, 2010, the Company was not a taxable entity for income tax purposes until January 28, 2010. Prior to January 28, 2010, items of membership income, deductions and credits are allocated among the members for inclusion in their respective income tax returns.

Effective January 28, 2010, the Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

No assets were valued at fair value on a recurring or non-recurring basis as of September 30, 2010 or June 30, 2010, respectively.

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

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies  — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.” ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

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

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accretes the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $0 and $8,994 for the three months ended September 30, 2010 and 2009, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

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

Seed Holding entered into Amendment Number 2 to the Purchase Agreement, dated effective December 31, 2009, which provided for the transfer of a selling general partner’s 10% interest in S&W to the Company in exchange for a cash payment of $89,542, a $130,000 4% promissory note and 560 member units in Seed Holding. The promissory note was payable May 1, 2011, but upon the occurrence of certain specified events, including the Company’s initial public offering, the maturity date would be accelerated. The note payable was measured at par value which approximated fair value. The membership units were recorded at their fair value of $276,000. The Company accounted for the acquisition of the remaining 10% non-controlling interests pursuant to FASB Standard ASC 810. The reduction to the carrying amount of non-controlling interests in connection with the December 31, 2009 acquisition exceeded the consideration the Company paid. Pursuant to the guidance in ASC 810-45-23, the Company recorded those differences as increases in contributed capital. The cash payment of $89,542 was paid by Yellowjacket, LP, the Company’s principal stockholder, on behalf of the Company. The Company repaid the $89,542 balance in full on June 10, 2010. The Company paid the $130,000 note in full in May 2010. See Note 9 for further discussion of related party transactions.

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

NOTE 4—OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

				Balance at
	Balance at			September 30,
	July 1, 2010	Additions	Amortization	2010

Trade name	$222,723	$—	$(3,093)	$219,630
Customer relationships	115,016	—	(1,599)	113,417
Technology/IP	209,672	—	(6,552)	203,120
Non-compete	1,263	—	(318)	945
	$548,674	$—	$(11,562)	$537,112

Amortization expense totaled $11,562 and $11,559 for the three months ended September 30, 2010 and 2009, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$46,236	$44,972	$44,972	$44,972	$44,972

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2010	2010

Land and improvements	$139,827	$136,376
Buildings and improvements	1,995,125	1,984,749
Machinery and equipment	291,609	143,546
Vehicles	183,885	156,468
Total property, plant and equipment	2,610,446	2,421,139

Less: accumulated depreciation	(351,596)	(310,636)

Property, plant and equipment, net	$2,258,850	$2,110,503

Depreciation expense totaled $47,829 and $40,453 for the three months ended September 30, 2010 and 2009, respectively.

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

Interest charged on the outstanding principal balance of the line of credit was variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the Wells Fargo Bank line of credit was $0 and $7,467 for the three months ended September 30, 2010 and 2009, respectively.

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

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At September 30 and June 30, 2010, there were 5,800,000 shares issued and outstanding. The Company’s equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

During the year ended June 30, 2010, there were $79,614 of owners’ withdrawals.

On May 7, 2010, the Company issued common stock purchase warrants to Cardiff Partners, LLC (“Cardiff Partners”) pursuant to its prior agreement under which Cardiff Partners provided certain consulting services in connection with the Company’s IPO. The warrants grant Cardiff Partners the right to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share, vest upon issuance and are subject to a cashless exercise right. The warrants expire on May 7, 2015. The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

On May 7, 2010, the Company issued common stock purchase warrants to PR Financial Marketing, LLC (“PRFM”) pursuant to its Client Services Agreement under which PRFM provides certain investor and public relations services, including services in connection with the Company’s IPO. The warrants grant PRFM the right to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $4.00 per share, vest upon issuance and are subject to a cashless exercise right. The warrants expire on May 7, 2015. The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

See Note 10 for discussion on equity- based compensation.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 9—RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company’s Chairman of the Board, also serves as the Chairman of the Board of Triangle T Partners, LLC (“Triangle T Partners”) and is a member of the board of directors of Triangle T Ranch, Inc. (“Triangle T Ranch” and, collectively with Triangle T Partners, “Triangle T”). Mr. Wickersham indirectly owns a controlling interest in Triangle T Partners. Michael Nordstrom, one of the Company’s directors, is also a director of Triangle T Partners and Triangle T Ranch. Until October 2010, Mark S. Grewal, the Company’s President and Chief Executive Officer, as well as a member of the Company’s board, also served as President and Chief Executive Officer and was on the boards of Triangle T Partners and Triangle T Ranch. He no longer holds these positions.

Triangle T is one of the Company’s alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the three months ended September 30, 2010 and 2009, the Company purchased from Triangle T $1,232,815 and $832,486, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2010 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received any portion of these funds.

As one of the Company’s customers, Triangle T purchases milled alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells milled alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company did not sell milled alfalfa seed to Triangle T during the three months ended September 30, 2010 or 2009.

Triangle T also works with the Company as the initial provider of stevia leaf for the Company’s pilot stevia cultivation program. The Company paid Triangle T $74,246 during the three months ended September 30, 2010 for its services and costs in connection with the stevia cultivation program. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received any portion of these funds. Through September 2010, the Company paid Triangle T $15,000 per month for management services, plus reimbursement of its direct and indirect costs in connection with the stevia cultivation program. In October 2010, this arrangement was modified to provide a monthly payment of $2,500 plus reimbursement of costs. The arrangement changed because, with Triangle T’s consent, S&W has directly hired the key Triangle T people who are working on the stevia project.

Amounts due from Triangle T totaled $10,840 and $0 at September 30, 2010 and June 30, 2010, respectively, which are included in accounts receivable on the Company’s consolidated balance sheets. Amounts due to Triangle T totaled $1,230,711 and $1,782 at September 30, 2010 and June 30, 2010, respectively, which are included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

In December 2008, S&W entered into a one-year revolving line of credit arrangement with Wells Fargo Bank, National Association, under the terms of which S&W was allowed to draw down up to $2,500,000 (bearing interest at 3% over the daily one-month LIBOR in effect from time to time), which the Company used for working capital requirements. In connection with this credit arrangement, Mr. Wickersham and Yellowjacket, LP, the principal stockholder of S&W Seed Delaware (“Yellowjacket”), among other parties, executed continuing guaranties of S&W’s obligations under the revolving line of credit. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility. See Note 6 for further discussion.

The $89,542 cash payment, made as part of the consideration for the acquisition of a selling general partner’s 10% interest in S&W dated effective December 31, 2009, was advanced by Yellowjacket. The Company repaid the balance in full on June 10, 2010.

NOTE 10—EQUITY-BASED COMPENSATION

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

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of September 30, 2010, options to purchase 480,000 shares of common stock were outstanding and unexercised, and 270,000 shares remain available under the 2009 Plan for future grants and awards.

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

The fair value of each option grant is estimated on the date of grant using a binomial lattice model. The weighted average assumptions used in the model are outlined in the following table:

Risk-free rate of interest	2.34%
Dividend yield	0%
Volatility of common stock	61%
Exit / attrition rates	14%
Target exercise factor	1.68

A summary of activity related to the Company’s stock option incentive plans for the year ended June 30, 2010 and three months ended September 30, 2010 is presented below:

Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2009	—	—	—
Granted	480,000	$4.00	5.00
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	—	—	—
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at September 30, 2010	480,000	$4.00	4.50

Options vested and exercisable at September 30, 2010	39,992	$4.00	4.50

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.62. At September 30, 2010, the Company had $250,084 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plans which will be recognized over the weighted average remaining service period of 2.75 years. Stock-based compensation expense recorded for the three months ended September 30, 2010 and 2009 totaled $46,248 and $0, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the possibility that certain foreign markets into which our distributors sell continue to be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers choose to grow more profitable crops instead of our alfalfa seed, and the dairy industry decline does not recover as quickly as we anticipate, as well as those additional risks and factors discussed in the section titled “Risk Factors” included in Item 1A of Part II, below, and in our Form 10-K filed with the Securities and Exchange Commission on September 28, 2010. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are in the business of contracting production of our proprietary alfalfa seed varieties, processing the seed at our facility and marketing it as certified seed to agribusiness firms and farmers throughout the world. Until we incorporated in October 2009, our business was operated for almost 30 years as a general partnership owned by five general partners. Our business has been relatively consistent for many years: (i) we contract with a small network of growers, many of whom have grown our proprietary seed for us for more than two decades; (ii) we process the seed purchased from our growers in our seed cleaning and processing facility, which we modernized and rebuilt in the late 1980’s and which has been more than adequate for our needs since then; and (iii) we sell our seed through our network of dealers and distributors, as well directly to farmers, many of whom have been our customers for many years. Beginning in the fiscal year ended June 30, 2009, we have employed a small internal sales staff to supplement our dealer and distributor networks. Although never a large portion of our business, we also have historically provided cleaning and processing services for other growers of alfalfa seed and small grains, including wheat, barley and triticale. In fiscal 2010, we initiated our stevia cultivation program.

Beginning in the fiscal 2010 year that started on July 1, 2009 (the “2010 Fiscal Year”), the management team installed by the new owners began to alter this historical course of business in order to increase stockholder value. We raised capital in our recently completed initial public offering in order both to grow the existing business and take the Company in a new direction. We intend to expand our sales and marketing efforts, both domestically and internationally, and extend the breadth and depth of our product offerings. Although we do believe a real opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. These could include, by way of example, discovering that growers in the San Joaquin Valley want to grow crops that provide greater profit than alfalfa seed or our distributors that sell internationally continue to face severe price competition from discounted pricing of non-proprietary seed. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our current business. We could also fail to accurately anticipate the impact of our expanded sales and marketing efforts and not see a material increase in revenue after we ramp up sales and marketing activities. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties. We also are entering a new line of business by beginning the operation of a stevia cultivation pilot project. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We expect to incur substantial additional expenses during the 2011 fiscal year as we expand our alfalfa seed development, processing, sales and marketing activities and enter the stevia production business. Additionally, commencing on January 28, 2010, our operations are subject to federal and state income taxes as a result of converting the Company from a limited liability company to a corporation. Accordingly, results of operations subsequent to January 28, 2010 are subject to a statutory tax rate of approximately 42.8%.

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

Our business is seasonal, with sales concentrated in the months of September, October and November when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year, with the objective of selling most of the inventory from the current year’s harvest before the next year’s harvest. Tests show that seed that has been held in inventory for over one year produces higher hay yields. Therefore, although we have not specifically contracted for inventory carryover for the fiscal 2011 growing season, provided that we have sufficient capital to carry additional inventory, in the future we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for insufficient inventory availability in the event that we have higher than anticipated demand.

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

Although our alfalfa seed business is largely dependent upon the dairy industry’s demand for alfalfa hay, our sales are made to a worldwide market. From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 43% to the domestic market and 57% to distributors who sell into international markets. During the three months ended September 30, 2010, the domestic market comprised 96% of our revenue primarily due to the significant decrease in seed sales to our distributor who sells into the Saudi Arabian market.  We believe that Saudi Arabian sales are being impacted by reduced pricing of alfalfa seed in Saudi Arabia by other distributors that are under financial pressure, which, in turn, negatively affected S&W’s distributor’s sales efforts in the quarter ended September 30, 2010. While the dairy business is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand. However, the supply of seed in the marketplace is subject to substantial swings. Recently, we also have been negatively impacted by the increase in the price of cotton, which has caused certain of our growers to reconsider their crop plans and, in some cases, to decrease the amount of alfalfa seed they are planting this year. The negative effect of the severe hay market downturn, which began in fiscal 2009 when the dairy industry prices declined due to over-supply, is somewhat offset by the need of many our customers for the specific seed traits bred into our certified high yield, salt tolerant, non-dormancy products. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Historical Background

Our business was operated as a partnership beginning in 1980. On June 27, 2008, the general partners entered into an agreement with Seed Holding for the purchase of a 90% interest in the partnership over a two-year period. Pursuant to that purchase agreement, Seed Holding had initially purchased a 60% interest in the partnership for $2,400,000 in cash, with the obligation to acquire an additional 15% interest on June 30, 2009 for $600,000 in cash and another 15% interest on June 30, 2010 for an additional $600,000 in cash. The original agreement was modified in December 2009 to permit Seed Holding to purchase the entire partnership.

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

Despite the legal consequences intended by the purchase agreement and its amendments, the accounting rules applicable to the agreement mandate that Seed Holding account for the acquisition of 90% of the partnership as of June 30, 2009 and 100% of the partnership as of December 31, 2009 and subsequent periods. The financial statements of S&W Seed Delaware, presented elsewhere in this Form 10-Q, reflect this accounting treatment.

Both because S&W Seed Delaware has moved from the partnership and limited liability structures to the corporate structure, and because it is entering a new growth mode that it has not historically pursued, management does not believe that historical financial results are indicative of future results.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended September 30, 2010 was $933,143 compared to $1,633,772 for the three months ended September 30, 2009. The $700,629 decrease in revenue for the current quarter was due to a $453,664 decrease in alfalfa seed revenue and a $246,965 decrease in milling and other services. The decrease in alfalfa seed revenue is due to a $584,299 decrease in volume of seed sold, partially offset by a $130,635 increase due to pricing. The decrease in volume represented a 52%, or 189,649 pound, decrease in the volume of seed sold and can be primarily be attributed to the $749,552 decrease in sales to our distributor who sells into Saudi Arabia, which represented approximately 4% of sales in the current quarter versus 48% in the comparable quarter in the prior year. We believe that the Saudi Arabian sales are impacted by reduced pricing of non-proprietary alfalfa seed in Saudi Arabia by other distributors that are under financial pressure, which, in turn, negatively affected our distributor’s sales efforts in the fiscal first quarter. We and our distributor believe it is not in our long-term interest to participate in the price discounting that is now going on in the Saudi market, due to what we believe are temporary factors. We and our distributor share the belief that supplies of non-proprietary seed will drop in 2011 while alfalfa hay prices will rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets serviced by this distributor. However, the changes in market conditions may not happen in the time period anticipated, or at all, and this recent development could continue to negatively impact our sales to our distributor in Saudi Arabia. Excluding alfalfa sales to this particular distributor, our alfalfa seed revenue is up $295,888, or 86%, compared to the three months ended September 30, 2009. This increase is in despite of the recent unfavorable domestic market conditions. Recently, the prices of commodities, such as cotton, corn and wheat which compete with alfalfa hay for acreage, have increased dramatically and, in some cases, have hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry is lagging in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which has experienced dramatic price increases in recent weeks. This poses near term sales challenges in the domestic market, but also creates the possibility of a developing shortage (and pricing power) for our alfalfa seed product in the near future.

The $130,635 increase in pricing mentioned above is a result of a 24%, or $0.73 per pound, increase in the average selling price of our seed in the current quarter. Revenue for the three months ended September 30, 2010 included approximately $254,018 of milling and other services compared to $500,982 for the three months ended September 30, 2010. The decrease in milling and other services is primarily due to timing as the 2010 harvest occurred later in the quarter as a result of an unusually cool summer in the San Juaquin Valley of California versus the comparable period in the prior year. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $561,820 in the current quarter was 60% of revenue, while the cost of revenue of $815,169 in the three months ended September 30, 2009 was 50% of revenue. The dollar decrease in cost of revenue for the current quarter was attributed to a $380,863 decrease in volume of seed sold, partially offset by the $124,649 increase in the cost of seed. The increase in the percentage cost of revenue in the current quarter was attributable primarily to an increase in the cost of seed sold and a decrease in higher margin milling services. Gross margins on seed revenue decreased in the current quarter as the average selling price of our seed increased by $0.73 per pound, or 24%, and the average cost of seed sold increased by $0.70 per pound, or 35%.

We have contracts with our growers for the production of seed for harvest periods that began in September 2010 and will end in November 2010. The price per pound in these grower contracts is approximately 18% less than the 2009 harvest product price.

Stevia Pilot Program

In the second quarter of the 2010 Fiscal Year, we began our stevia cultivation program. In May 2010, we entered into a trialing arrangement with a major stevia producer that is allowing us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, one of our largest alfalfa seed growers planted test varieties of stevia in June 2010. We have agreed to reimburse the grower for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to this grower for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement with the aforementioned major stevia producer. These grower costs aggregated $74,246 during the three months ended September 30, 2010. Of this amount, $12,556 has been included as work in process inventory at September 30, 2010, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly expense has been reduced to $2,500 as of October 1, 2010, and, with the consent of our grower, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, cultivation and production. There was no harvest of stevia in the current quarter. Based on our current progress, we expect to have stevia plants in initial commercial production, in the field, in early 2011 with the first of up to three cuttings occurring during the first half of the calendar year. We expect to begin commercial sales of dried stevia leaf during the fiscal year ending June 30, 2011, however, we do not anticipate earning meaningful revenue from this product in this fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2010 totaled $534,562 compared to $150,443 for the comparable period in the prior year. The $384,119 increase in SG&A expense versus the comparable period in the prior year was primarily due to a $216,875 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising and marketing expenses of $97,249, legal expenses of $60,297, non-cash stock-based compensation charges of $46,248, accounting expenses of $12,435 and other miscellaneous expenses. During the 2011 Fiscal Year, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace. We also expect an increase in legal, accounting, investor relations and consulting SG&A expenses, associated with operations as a reporting public company. In line with the expanded scope of our operations, we also anticipate a modest increase in employees.

Research and Development Expense

Research and development expenses (“R&D”) for the three months ended September 30, 2010 totaled $134,278 compared to $12,736 for the comparable period in the prior year. R&D expenses increased $121,542 in the current quarter due to $77,998 of stevia product development expenses incurred in the current quarter that were not incurred in the prior year. In addition, we increased our alfalfa seed product development expenses by $43,544 in the current quarter, primarily due to fees paid to our geneticist for developing and improving our seed varieties. We anticipate an increase in R&D in fiscal 2011 compared to fiscal 2010 as we expand our alfalfa seed and stevia product development. As we move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit. This could occur as early as fiscal 2011, although the timing of commencement of commercial sales is not yet certain.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2010 was $59,391 compared to $52,012 for the three months ended September 30, 2009. Included in the amount is amortization expense for intangibles assets, which totaled $11,562 in the current quarter and $11,559 for the three months ended September 30, 2009. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the three months ended September 30, 2010 totaled $3,978 compared to interest expense of $16,461 for the three months ended September 30, 2009. Current period interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit and interest expense (accretion expense) associated with the acquisition purchase obligation. Accretion expense was $0 and $8,994 for the three months ended September 30, 2010 and 2009, respectively.

Income Tax Benefit

Income tax benefit totaled $104,557 for the three months ended September 30, 2010 and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $254,079 for the three months ended September 30, 2010 compared to net income including non-controlling interests of $586,951 for the three months ended September 30, 2009. The decrease in profitability was attributable primarily to the decrease in gross profit and an increase in SG&A and R&D expenses, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current quarter was $0.04 compared to net income per basic and diluted common share of $0.18 in the first quarter of fiscal 2010.

Liquidity and Capital Resources

Overview

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with our growers, we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the 2010 Fiscal Year, we deferred a portion of grower payments due in February and had paid our growers approximately 65% of the total obligation for the Fall 2009 harvest as of March 31, 2010. We made the remaining growers payments in May 2010. Combined, these payments represent approximately 80% of our annual cash operating expenses. In October 2010, we paid our growers approximately 50% of the estimated cost of the 2010 harvest. We expect to pay the remainder of the cost of the 2010 harvest in the third quarter of this fiscal year. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Due to the concentration of sales to our distributor who sells into Saudi Arabia, which represented approximately 4% of sales in the current quarter compared to 48% in the comparable quarter in the prior year, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from that distributor, which have varied significantly from year to year.

This concentration of sales has also resulted in a concentration of credit. At September 30, 2010, this customer accounted for 35% of our accounts receivable. However, we have a long-standing relationship of over two decades with this customer, and we believe that all of its outstanding accounts receivable balances are fully collectible. We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our relationships with our distributors do not include a right of return.

Our principal working capital components include cash and cash equivalents, accounts receivable, inventory, prepaid expense and other current assets and accounts payable.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities	$(451,850)	$1,058,447
Cash flows from investing activities	(201,882)	(194)
Cash flows from financing activities	—	(1,022,826)
Net increase (decrease) in cash	(653,732)	35,427
Cash and cash equivalents, beginning of period	7,830,517	367
Cash and cash equivalents, end of period	$7,176,785	$35,794

As of September 30, 2010, we had cash and cash equivalents of approximately $7.2 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the three months ended September 30, 2010, operating activities used $451,850 in cash, as a result of a net loss of $254,079, and an increase in accounts receivables of $348,878, an increase in inventories of $4,113,907, partially offset by an increase in accounts payable of $4,317,033. In the three months ended September 30, 2009, operating activities provided $1,058,447 in cash, as a result of net income including non-controlling interests of $586,951 and an increase in accounts payable of $5,877,678, partially offset by an increase in inventories of $5,260,372 and an increase in accounts receivable of $241,184. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances on hand. We have preliminary indications that we will have below-average seed yields during the 2010 harvest. We may choose to carry higher levels of inventory in future periods to meet anticipated demand resulting from anticipated increased marketing efforts.

We believe that we will fully collect all accounts receivable balances outstanding at September 30, 2010, although the exact timing cannot be predicted with certainty.

Our largest customer, Genetics International, Inc., owed us $850,481 at September 30, 2010. These outstanding invoices have 90 to 120 day payment terms. We are in communication with this customer and have an excellent, long-standing relationship with this company and its principal. In over 25 years of selling to Genetics International, we have never had to write off any receivables due from it. To the best of our knowledge, there is no company-related issue that might be delaying payment, nor are there any negative issues impacting our relationship with this customer. Moreover, we believe that all of our outstanding accounts receivable balances are fully collectible, and we anticipate collecting the remaining outstanding balances over the next two fiscal quarters. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together.

Investing Activities

Our investing activities during the three months ended September 30, 2010 totaled $201,882 versus only $194 in the comparable period in the prior year. Our investing activities during the current period consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During fiscal 2011, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering, which was completed in May 2010.

Financing Activities

We did not have any financing activities during the three months ended September 30, 2010. During the three months ended September 30, 2009, our financing activities consisted primarily of withdrawals by the general partners of the predecessor partnership of $47,144 and repayments on the revolving credit loan of $975,682.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three months ended September 30, 2010.

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

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the unaudited financial statements.

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

Stock-Based Compensation:  We recognize share-based compensation expense for costs related to all share-based payments including stock options, based on the fair value of the award at the grant date and over the requisite service period. We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.                 Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Form 10-K, filed with the SEC on September 28, 2010. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Form 10-K.

Our actual operating results may differ significantly from our guidance.

Although we have not provided earnings guidance to date, from time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. If we issue guidance, we will generally state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we would release guidance would be to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance, if given, is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock, Class A warrants or Class B warrants.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in the Form 10-K and in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Sales of Unregistered Securities

None.

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

In May 2010, we used approximately (i) $2,173,142 to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank credit facility; and (ii) $1,342,964 to pay the principal and accrued interest owed on the promissory notes issued to the former partners of S&W Seed Company, a general partnership and to purchase the final 15% of the general partnership not previously owned by our wholly-owned subsidiary, Seed Holding, LLC. We also used approximately $360,208 of the net proceeds allocated to working capital to pay the net amounts owed to our grower and customer, Triangle T, and approximately $1,276,356 to pay the remaining amounts owed to our growers for alfalfa seed we previously purchased. We also have used approximately $203,827 to fund our stevia pilot program, $104,775 to fund research and development and $184,039 to fund an upgrade of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November, 2010.

S&W SEED COMPANY

By:	/s/ Matthew K. Szot
Matthew K. Szot
Vice President Finance and Chief Financial Officer
(Principal Accounting and Financial Officer and Duly Authorized Signatory)