Form 10-Q
period 2010-12-31
S&W Seed Co
filed 2011-02-14
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	27-1285894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25552 South Butte Avenue
Five Points, CA    93624
(Address of Principal Executive Offices, including Zip Code)

(559) 884-2535
(Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      As of February 11, 2011, 5,800,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,696,890	$7,830,517
Accounts receivable, net	1,668,979	2,114,868
Inventories, net	6,829,122	2,714,183
Prepaid expenses and other current assets	142,279	75,901
Deferred tax asset	56,001	184,488
TOTAL CURRENT ASSETS	14,393,271	12,919,957

Property, plant and equipment, net of accumulated depreciation	2,235,706	2,110,503
Other intangibles, net	525,550	548,674
Deferred tax asset - long term	363,974	-
TOTAL ASSETS	$17,518,501	$15,579,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,568,489	$294,477
Accounts payable - related party	844,394	1,782
Accrued expenses and other current liabilities	121,226	31,348
TOTAL CURRENT LIABILITIES	2,534,109	327,607

TOTAL LIABILITIES	2,534,109	327,607

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,800,000 issued and outstanding
at December 31, 2010 and June 30, 2010	5,800	5,800
Additional paid-in capital	14,551,672	14,482,531
Retained earnings	426,920	763,196
TOTAL STOCKHOLDERS' EQUITY	14,984,392	15,251,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,518,501	$15,579,134

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$909,656	$3,027,426	$1,842,799	$4,661,198

Cost of revenue	446,941	2,416,825	1,008,761	3,231,994

Gross profit	462,715	610,601	834,038	1,429,204

Operating expenses
Selling, general and administrative expenses	490,851	147,446	1,025,413	297,889
Research and development expenses	127,850	25,392	262,128	38,128
Depreciation and amortization	60,306	55,093	119,697	107,105

Total operating expenses	679,007	227,931	1,407,238	443,122

Income (loss) from operations	(216,292)	382,670	(573,200)	986,082

Other (income) expense
Loss on sale of fixed assets	-	-	5,706	-
Interest (income) expense, net	(3,165)	25,476	(7,143)	41,937

Net income (loss) before income tax benefit	(213,127)	357,194	(571,763)	944,145

Income tax (benefit) expense	(130,930)	-	(235,487)	-

Net income (loss) including noncontrolling interests	(82,197)	357,194	(336,276)	944,145
Net income attributable to noncontrolling interests	-	35,719	-	94,415
Net income (loss) attributable to S&W Seed Company	$(82,197)	$321,475	$(336,276)	$849,730

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.01)	$0.11	$(0.06)	$0.28
Diluted	$(0.01)	$0.11	$(0.06)	$0.28

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000	5,800,000	3,000,000
Diluted	5,800,000	3,000,000	5,800,000	3,000,000

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - December 31, 2009	-	-	10,561	-	(230,103)	(219,542)
Equity offering costs	-	-	(1,153,444)	-	-	(1,153,444)
Withdrawals by owners	-	-	(79,614)	-	-	(79,614)
Proceeds from IPO net of underwriters fees	2,800,000	2,800	13,972,700	-	-	13,975,500
Net income for the year ended June 30, 2010	-	-	-	384,476	94,415	478,891
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$-	$15,251,527

Stock-based compensation	-	-	69,141	-	-	69,141
Net loss for the six months ended December 31, 2010	-	-	-	(336,276)	-	(336,276)
Balance, December 31, 2010	5,800,000	$5,800	$14,551,672	$426,920	$-	$14,984,392

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$(336,276)	$944,145
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities
Accretion of acquisition purchase obligation	-	18,132
Stock-based compensation	69,141	-
Depreciation and amortization	119,697	107,105
Loss on disposal of fixed assets	5,706	-
Changes in:
Accounts receivable	445,889	(2,190,593)
Inventories	(4,114,939)	(3,174,476)
Prepaid expenses and other current assets	(66,378)	4,196
Deferred tax asset	(235,487)	-
Due from related parties	-	1
Accounts payable	1,274,012	3,648,906
Accounts payable - related party	842,612	-
Accrued expenses and other current liabilities	89,878	8,386
Net cash used in operating activities	(1,906,145)	(634,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(231,982)	(29,635)
Proceeds from disposal of property, plant and equipment	4,500	-
Net cash used in investing activities	(227,482)	(29,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	-	(79,614)
Equity offering costs	-	(99,620)
Borrowing on revolving credit loan	-	1,225,804
Net cash provided by financing activities	-	1,046,570

NET INCREASE OR (DECREASE) IN CASH	(2,133,627)	382,737

CASH AND CASH EQUIVALENTS, beginning of the period	7,830,517	367

CASH AND CASH EQUIVALENTS, end of period	$5,696,890	$383,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$16,323
Income taxes	-	-

Non-cash transactions:
Debt issued for acquisition of minority interests	$-	$819,542

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BACKGROUND AND ORGANIZATION

Organization

Seed Holding, LLC ("Seed Holding") was formed as a Nevada limited liability company on June 27, 2008 for the purpose of acquiring a majority ownership interest in S&W Seed Company, a California general partnership ("S&W"), which was engaged in the business of breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains.

On June 27, 2008, the general partners of S&W entered into an agreement for sale of their partnership interests to Seed Holding. Under the terms of the agreement, Seed Holding agreed to purchase 90% of S&W for $3,600,000 in three separate closing transactions. By amendment to that agreement, in December 2009, Seed Holding agreed to purchase the entire partnership. At December 31, 2009, Seed Holding legally owned an 85% general partnership interest and had issued $730,000 in promissory notes to the four general partners. These notes were due on June 30, 2010 but accelerated upon the closing of the Company's initial public offering. Seed Holding agreed to purchase the remaining 15% general partnership interest on the earlier of June 30, 2010 or the closing of the Company's initial public offering.

The corporate entity, S&W Seed Company (the "Company"), was incorporated in Delaware on October 2, 2009. In January 2010, the members of Seed Holding exchanged their membership units for 3,000,000 shares of the Company's common stock, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, the Company repaid the promissory notes in full and purchased the final partnership interests, resulting in Seed Holding owning 100% of the former partnership.

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

See Note 3 for further discussion.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that the Company has operated since its inception. The Company's products are grown under contract by farmers in the San Joaquin Valley of Central California. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. In fiscal 2010, the Company began a pilot stevia cultivation program under which it is test growing various varieties of stevia in the San Joaquin Valley as a prelude to operating a commercial stevia production operation in which its dried stevia leaf will be sold to stevia processors who will, in turn, sell the processed stevia to their customers for incorporation into food and beverages.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The Company legally owned 60% of S&W Seed Company, a California general partnership, as of June 30, 2009, 85% as of December 31, 2009 and 100% as of May 18, 2010 and December 31, 2010, respectively, but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiary, Stevia California, LLC. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in stockholders' equity on the consolidated balance sheet.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2010, consolidated statements of operations for the three and six months ended December 31, 2010 and 2009, consolidated statement of owners' equity for the six months ended December 31, 2010 and consolidated statements of cash flows for the six months ended December 31, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at December 31, 2010 and its results of operations and its cash flows for the six months ended December 31, 2010 and 2009. The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, asset impairments, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 33% and 39% of its net sales for the three and six months ended December 31, 2010, respectively. Three different customers accounted for 63% and 58% of its net sales for the three and six months ended December 31, 2009.

Three customers comprised 93% and 99% of the Company's accounts receivable at December 31, 2010 and June 30, 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. Three growers accounted for 55% and 21% of the Company's seed requirements for the six months ended December 31, 2010 and 2009, respectively.

Revenue Recognition

The Company derives its revenue from sales of alfalfa seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities. When selling to distributors who distribute the Company's products internationally, title to the product is transferred at the time the product is delivered to the port of debarkation.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At December 31, 2010, no customers had the right of return.

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

Shipping and Handling Costs

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of goods sold. In most instances, products are shipped F.O.B. shipping point and, as a result, the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company's consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of goods sold.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 at December 31, 2010 and June 30, 2010.

Inventories

Inventories consist of alfalfa seed purchased from the Company's growers under year-to-year production contracts as well as packaging materials. Alfalfa inventories are accounted for on a specific lot-by-lot identification basis. Inventories are sold to the Company's customers on the same specific lot-by-lot identification basis.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers.

Components of inventory are:

	December 31,	June 30,
	2010	2010
Raw materials and supplies	$91,940	$64,948
Work in progress	30,816	-
Finished goods	6,706,366	2,649,235
Reserve for obsolescence	-	-
	$6,829,122	$2,714,183

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18-28 years for buildings, 3-7 years for machinery and equipment and 3-5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Intangible Assets

Intangible assets acquired in the business acquisition of S&W in 2008 are reported at their initial fair value less accumulated amortization. The intangible assets are amortized based on useful lives ranging from 3-20 years.

Research and Development Costs

The Company is engaged in ongoing research and development ("R&D") of proprietary seed and stevia varieties. The Company accounts for R&D under standards issued by the Financial Accounting Standards Board ("FASB"). Under these standards, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses.

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the binomial lattice valuation model and the assumptions shown in Note 10. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 10 for a detailed discussion of stock-based compensation.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss) including noncontrolling interests	$(82,197)	$357,194	$(336,276)	$944,145
Net income attributable to noncontrolling interests	-	35,719	-	94,415
Net income (loss) attributable to S&W Seed Company	$(82,197)	$321,475	$(336,276)	$849,730

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.01)	$0.11	$(0.06)	$0.28
Diluted	$(0.01)	$0.11	$(0.06)	$0.28

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000	5,800,000	3,000,000
Diluted	5,800,000	3,000,000	5,800,000	3,000,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2010	2009
Class A warrants	1,400,000	-
Class B warrants	1,400,000	-
Underwriter warrants	140,000	-
Other warrants	50,000	-
Stock options	480,000	-
Total	3,470,000	-

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2010 and 2009.

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

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's consolidated financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

  Level 1. Observable inputs such as quoted prices in active markets;

  Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

  Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2010 or June 30, 2010, respectively.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In April 2008, the FASB issued Accounting Standards Codification ("ASC") 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies - an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations." ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company's accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's consolidated results of operations or financial condition.

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles - Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force, which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact its consolidated results of operations and financial condition.

NOTE 3 — BUSINESS COMBINATIONS

On June 27, 2008, Seed Holding entered into an agreement to purchase a 90% interest in the general partnership interests of S&W over a two-year period (the "Purchase Agreement"). Under the terms of the Purchase Agreement, Seed Holding agreed to three separate closing transactions. Pursuant to the Purchase Agreement, Seed Holding had initially purchased a 60% interest in the partnership for $2,400,000 in cash plus transaction costs of $7,500, with the obligation to acquire an additional 15% interest on June 30, 2009 for $600,000 in cash and another 15% interest on June 30, 2010 for an additional $600,000 in cash. The Purchase Agreement contemplated that 10% of the partnership would remain in the hands of one of the original partners. Despite the legal outcome of the Purchase Agreement, the accounting standards set forth in FASB ASC 480-10-55-53 through ASC 480-10-55-54 mandated that the Company record the entire 90% interest as purchased as of the initial closing date (June 27, 2008).

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

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accreted the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $0 and $18,132 for the six months ended December 31, 2010 and 2009, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

The purchase transaction was negotiated at arm's length and was accounted for as a purchase transaction. As required by the applicable guidance in effect at the time of the acquisition, the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The fair value of the net assets acquired was in excess of the consideration paid by the Company, resulting in a "bargain purchase." The events and circumstances allowing the Company to acquire S&W at a bargain were related to the timing of the initial acquisition and the positive reputation of the Company's management team. Because the consideration paid is less than the fair value of the assets acquired, the excess fair value over cost is allocated on a pro-rata reduction to the non-current assets acquired. Non-controlling interest of 10% was recorded at the net carrying value of the partnership based upon the applicable accounting guidance at the date of the acquisition.

The following table summarizes the final allocation of the purchase price:

Current assets	$1,084,992
Property, plant and equipment	2,168,044
Trade name	247,469
Customer relationships	127,796
Technology/IP	262,090
Non-compete	3,791
Assumed liabilities	(295,990)
Non-controlling interest	(93,608)
Total purchase price	$3,504,584

The total purchase price of $3,504,584 consisted of $2,400,000 in cash, $7,500 of acquisition costs and $1,097,084, which was the net present value of the acquisition purchase obligation.

The intangible assets included the fair value of trade name, customer relationships, technology/IP and non-compete agreements. The useful lives of the acquired intangibles are as follows:

Useful Lives
(Years)
Trade name	20
Customer relationships	20
Technology / IP	10
Non-compete	3

Effective December 1, 2009, Seed Holding entered into an amendment to the Purchase Agreement among the original general partners of S&W and Seed Holding. Amendment Number 1 to the Purchase Agreement, dated December 1, 2009, deferred the date of the second closing (originally, June 30, 2009) and provided for the issuance of promissory notes bearing 4% interest ("Notes") in lieu of the $600,000 cash payment originally contemplated to be paid at the second closing for 15% of the general partnership interests. The Notes were payable on May 1, 2011, but upon the occurrence of certain specified events, including the Company's initial public offering, the maturity date would be accelerated. At the time the December 1, 2009 Notes were issued, the Company recorded a $600,000 note payable and reduced the acquisition purchase obligation by the corresponding amount. In exchange for the Notes, the selling general partners, as parties to Amendment Number 1, collectively transferred to the Company an additional 15% ownership interest in S&W, which resulted in the Company's legal ownership increasing to 75% at December 1, 2009. The Company paid the $600,000 Notes in full in May 2010.

Seed Holding entered into Amendment Number 2 to the Purchase Agreement, dated effective December 31, 2009, which provided for the transfer of a selling general partner's 10% interest in S&W to the Company in exchange for a cash payment of $89,542, a $130,000 4% promissory note and 560 member units in Seed Holding. The promissory note was payable May 1, 2011, but upon the occurrence of certain specified events, including the Company's initial public offering, the maturity date would be accelerated. The note payable was measured at par value which approximated fair value. The membership units were recorded at their fair value of $276,000. The Company accounted for the acquisition of the remaining 10% non-controlling interests pursuant to FASB Standard ASC 810. The reduction to the carrying amount of non-controlling interests in connection with the December 31, 2009 acquisition exceeded the consideration the Company paid. Pursuant to the guidance in ASC 810-45-23, the Company recorded those differences as increases in contributed capital. The cash payment of $89,542 was paid by Yellowjacket, LP, the Company's principal stockholder, on behalf of the Company. The Company repaid the $89,542 balance in full on June 10, 2010. The Company paid the $130,000 note in full in May 2010. See Note 9 for further discussion of related party transactions.

The closing of the transactions contemplated by Amendment Number 1 and Amendment Number 2 to the Purchase Agreement resulted in the Company having acquired an 85% legal ownership interest in S&W at December 31, 2009. The Company's financial statements reflect a 100% ownership interest at December 31, 2009 and subsequent periods, as mandated by the applicable accounting guidance in FASB ASC 480-10-55-53 through ASC 480- 10-55-54 due to the Company's fixed price forward contract to acquire the remaining partnership interests.

The transactions contemplated by the Purchase Agreement Amendment Number 1 and Amendment Number 2 were negotiated at arm's length among unrelated parties.

NOTE 4 — OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

				Balance at
	Balance at			December 31,
	July 1, 2010	Additions	Amortization	2010

Trade name	$222,723	$-	$(6,186)	$216,537
Customer relationships	115,016	-	(3,198)	111,818
Technology/IP	209,672	-	(13,104)	196,568
Non-compete	1,263	-	(636)	627
	$548,674	$-	$(23,124)	$525,550

Amortization expense totaled $11,562 and $11,559 for the three months ended December 31, 2010 and 2009, respectively. Amortization expense totaled $23,124 and $23,118 for the six months ended December 31, 2010 and 2009, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$46,236	$44,972	$44,972	$44,972	$44,972

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2010	2010
Land and improvements	$139,827	$136,376
Buildings and improvements	1,995,126	1,984,749
Machinery and equipment	317,209	143,546
Vehicles	183,884	156,468
Total property, plant and equipment	2,636,046	2,421,139

Less: accumulated depreciation	(400,340)	(310,636)

Property, plant and equipment, net	$2,235,706	$2,110,503

Depreciation expense totaled $48,744 and $43,534 for the three months ended December 31, 2010 and 2009, respectively. Depreciation expense totaled $96,573 and $83,987 for the six months ended December 31, 2010 and 2009, respectively.

NOTE 6 — SHORT TERM DEBT

S&W was party to a revolving line of credit with Wells Fargo Bank dated December 26, 2008. S&W was entitled to borrow up to $2,500,000 for working capital purposes beginning December 26, 2008 and up to and including December 1, 2009. The credit agreement was evidenced by a promissory note dated December 26, 2008. The line of credit was secured by all of S&W's accounts receivable, inventory and general intangibles. Further, the indebtedness was guaranteed by Seed Holding, Grover T. Wickersham, Yellowjacket, LP and other parties. On December 18, 2009, the line of credit maturity date was extended to March 1, 2010. On February 26, 2010, Wells Fargo Bank renewed the line of credit. Under the renewed credit facility, the outstanding principal balance and all accrued and unpaid interest was due and payable in full on April 1, 2011. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility.

Interest charged on the outstanding principal balance of the line of credit was variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the Wells Fargo Bank line of credit was $16,361 and $23,828 for the three and six months ended December 31, 2009. There was no interest expense incurred during the three and six months ended December 31, 2010.

NOTE 7 — STOCKHOLDERS' EQUITY

On January 28, 2010, the members of Seed Holding transferred 100% of their members' interest to S&W Seed Delaware, in exchange for 3,000,000 shares of authorized and unissued common stock in a tax-free exchange pursuant to Section 351 of the Internal Revenue Code. As a result, S&W Seed Delaware became the sole member of Seed Holding and became the legal owner of 85% of the general partnership. S&W Seed Delaware also assumed Seed Holding's obligations to repay the $730,000 Notes when they come due and to purchase the remaining 15% general partnership interest in S&W. The Company accounted for the January 2010 exchange transaction in accordance with standards promulgated by the FASB regarding transactions between entities under common control, ASC 805-50-15.

On May 7, 2010, the Company closed its initial public offering ("IPO") of 1,400,000 units, which priced at $11.00 per unit, raising gross proceeds of $15,400,000. Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. In connection with the IPO, the Company issued Representative's Warrants to Paulson Investment Company, Inc. and Feltl and Company to purchase up to an aggregate of 140,000 units at $13.20, expiring May 3, 2015. Equity offering costs included $1,424,500 of underwriters' fees and $1,153,444 of other equity offering costs.

Each Class A warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $7.15. Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00. The Class A warrants and Class B warrants are exercisable at any time until their expiration on May 3, 2015. The Class A warrants and Class B warrants are redeemable at the Company's option for $0.25 upon 30 days' prior written notice beginning November 3, 2010, provided certain conditions are met. The Class A warrants are redeemable provided that the Company's common stock has closed at a price at least equal to $8.80 for at least five consecutive trading days. The Class B warrants are redeemable on the same terms, provided the Company's common stock has closed at a price at least equal to $13.75 for five consecutive trading days.

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At December 31 and June 30, 2010, there were 5,800,000 shares issued and outstanding. The Company's equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

During the year ended June 30, 2010, there were $79,614 of owners' withdrawals.

On May 7, 2010, the Company issued common stock purchase warrants to Cardiff Partners, LLC ("Cardiff Partners") pursuant to its prior agreement under which Cardiff Partners provided certain consulting services in connection with the Company's IPO. The warrants grant Cardiff Partners the right to purchase up to 25,000 shares of the Company's Common Stock at an exercise price of $4.00 per share, vest upon issuance and are subject to a cashless exercise right. The warrants expire on May 7, 2015. The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

On May 7, 2010, the Company issued common stock purchase warrants to PR Financial Marketing, LLC ("PRFM") pursuant to its Client Services Agreement under which PRFM provides certain investor and public relations services, including services in connection with the Company's IPO. The warrants grant PRFM the right to purchase up to 25,000 shares of the Company's common stock at an exercise price of $4.00 per share, vest upon issuance and are subject to a cashless exercise right. The warrants expire on May 7, 2015. The issuance of these warrants were treated as equity offering costs and recorded to additional paid in capital accordingly.

See Note 10 for discussion on equity-based compensation.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 — RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the Chairman of the Board of Triangle T Partners, LLC ("Triangle T Partners") and, until December 14, 2010 was a member of the board of directors of Triangle T Ranch, Inc. ("Triangle T Ranch" and, collectively with Triangle T Partners, "Triangle T"). Mr. Wickersham indirectly owned a controlling interest in Triangle T Partners until December 14, 2010 and now owns such interest directly as a member of Triangle T Partners. Michael Nordstrom, one of the Company's directors, is also a director of Triangle T Partners and, until December 14, 2010, was a director of Triangle T Ranch. Until October 2010, Mark S. Grewal, the Company's President and Chief Executive Officer, as well as a member of the Company's board, also served as President and Chief Executive Officer and was on the boards of Triangle T Partners and Triangle T Ranch. He no longer holds these positions. Triangle T Ranch was dissolved on December 14, 2010.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the six months ended December 31, 2010 and 2009, the Company purchased from Triangle T $1,495,023 and $832,486, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2010 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received or will receive any portion of these funds.

As one of the Company's customers, Triangle T purchases milled alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells milled alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company sold $0 and $405,601 of milled alfalfa seed to Triangle T during the six months ended December 31, 2010 and 2009, respectively.

Triangle T also works with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company paid Triangle T $147,286 during the six months ended December 31, 2010 for its services and costs in connection with the stevia cultivation program. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received any portion of these funds. Through September 2010, the Company paid Triangle T $15,000 per month for management services, plus reimbursement of its direct and indirect costs in connection with the stevia cultivation program. Effective October 1, 2010, the Company agreed to pay the grower $2,500 per month for management services and $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot being used for commercial production. The arrangement changed because, with Triangle T's consent, S&W has directly hired the key Triangle T personnel who are working on the stevia project.

Amounts due from Triangle T totaled $40 and $0 at December 31, 2010 and June 30, 2010, respectively, which are included in accounts receivable on the Company's consolidated balance sheets. Amounts due to Triangle T totaled $844,394 and $1,782 at December 31, 2010 and June 30, 2010, respectively, which are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

In December 2008, S&W entered into a one-year revolving line of credit arrangement with Wells Fargo Bank, National Association, under the terms of which S&W was allowed to draw down up to $2,500,000 (bearing interest at 3% over the daily one-month LIBOR in effect from time to time), which the Company used for working capital requirements. In connection with this credit arrangement, Mr. Wickersham and Yellowjacket, LP, the principal stockholder of S&W Seed Delaware ("Yellowjacket"), among other parties, executed continuing guaranties of S&W's obligations under the revolving line of credit. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility. See Note 6 for further discussion.

The $89,542 cash payment, made as part of the consideration for the acquisition of a selling general partner's 10% interest in S&W dated effective December 31, 2009, was advanced by Yellowjacket. The Company repaid the balance in full on June 10, 2010.

NOTE 10 — EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. Initially, 750,000 shares of have been reserved for issuance under the 2009 Plan.

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of December 31, 2010, options to purchase 480,000 shares of common stock were outstanding and unexercised, and 270,000 shares remain available under the 2009 Plan for future grants and awards.

The outstanding options are exercisable at $4.00 per share. These options vest in equal quarterly installments over three years, commencing on July 1, 2010 and expire five years from the date of grant.

The Company has adopted ASC 718, Stock Compensation, ("ASC 718"). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

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

A summary of activity related to the Company's stock option incentive plans for the year ended June 30, 2010 and six months ended December 31, 2010 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2009	-	-	-
Granted	480,000	$4.00	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	480,000	$4.00	4.25

Options vested and exercisable at December 31, 2010	79,984	$4.00	4.25

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.62. At December 31, 2010, the Company had $227,191 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plan, which will be recognized over the weighted average remaining service period of 2.5 years. Stock-based compensation expense recorded for the six months ended December 31, 2010 and 2009 totaled $69,141 and $0, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the possibility that certain foreign markets into which our distributors sell continue to be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline does not recover as quickly as we anticipate, as well as those additional risks and factors discussed in the section titled "Risk Factors" included in Item 1A of Part II, below, and in our Form 10-K filed with the Securities and Exchange Commission on September 28, 2010. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are in the business of contracting production of our proprietary alfalfa seed varieties, processing the seed at our facility and marketing it as certified seed to agribusiness firms and farmers throughout the world. Until we incorporated in October 2009, our business was operated for almost 30 years as a general partnership owned by five general partners. Our business has been relatively consistent for many years: (i) we contract with a small network of growers, many of whom have grown our proprietary seed for us for more than two decades; (ii) we process the seed purchased from our growers in our seed cleaning and processing facility, which we modernized and rebuilt in the late 1980's and which has been more than adequate for our needs since then; and (iii) we sell our seed through our network of dealers and distributors, as well directly to farmers, many of whom have been our customers for many years. Beginning in the fiscal year ended June 30, 2009, we have employed a small internal sales staff to supplement our dealer and distributor networks. Although never a large portion of our business, we also have historically provided cleaning and processing services for other growers of alfalfa seed and small grains, including wheat, barley and triticale. In fiscal 2010, we initiated our stevia cultivation program.

Beginning in the fiscal 2010 year that started on July 1, 2009 (the "2010 Fiscal Year"), we began to alter this historical course of business. We raised capital in our May 2010 initial public offering in order both to grow the existing business and take the Company in a new direction. We have begun to expand our sales and marketing efforts, both domestically and internationally, and we intend to extend the breadth and depth of our product offerings.

Although we believe a real opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems, some of which have impacted our business in fiscal 2011. These could include, by way of example, the decision by growers in the San Joaquin Valley to grow crops that provide greater profit than alfalfa seed. Or our distributors that sell internationally could continue to face severe price competition from discounted pricing of non-proprietary seed. Both of these factors have, in fact, proven to be challenges for us in the first two quarters of fiscal 2011. We also could be negatively impacted by the recent deregulation of Roundup Ready alfalfa, which became legal to plant without any restrictions on field separation or isolation in January 2011, making available to farmers a GMO alfalfa on which the powerful herbicide, Roundup, can be applied. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our current business. We could also fail to accurately anticipate the impact of our expanded sales and marketing efforts and not see a material increase in revenue after we ramp up sales and marketing activities. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties.

We also are entering a new line of business by beginning the operation of a stevia cultivation project. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all.

We are incurring substantial additional expenses during the 2011 fiscal year as we expand our alfalfa seed development, processing, sales and marketing activities and enter the stevia production business. Additionally, commencing on January 28, 2010, our operations are subject to federal and state income taxes as a result of converting the Company from a limited liability company to a corporation. As a result, our results of operations subsequent to January 28, 2010 are subject to a statutory tax rate of approximately 42.8%.

We continue to use less than 25% of our mill capacity, leaving room for substantial growth without having to incur significant capital costs. Our mill operations are not labor intensive, but we anticipate hiring additional personnel to run additional shifts, if and as needed. We also expect to make some alterations to a portion of our mill facility to accommodate stevia desiccation and bundling. We may also add a GMO processing line, if our management team decides that it is in our best interest to have the capability (both in terms of licensing rights and facilities) to sell Roundup Ready alfalfa. However, until there is greater clarity on planting protocols of GMO alfalfa, which will mitigate the risk of cross-contamination of crops, we will not make any definitive decision regarding whether to pursue licensing of Roundup Ready alfalfa.

Our business is seasonal, with sales historically concentrated in first and second fiscal quarters when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year, with the objective of selling most of the inventory from the current year's harvest before the next year's harvest. Tests show that seed that has been properly stored in inventory for over one year has higher germination rates. Therefore, although we have not specifically contracted for inventory carryover for the fiscal 2011 growing season, provided that we have sufficient capital to carry additional inventory, in the future we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for insufficient inventory availability in the event that we have higher than anticipated demand. To date, we have had sufficient inventory levels to fill demand.

The supply and demand for alfalfa seed, and consequently our revenue and margins, are difficult to project, particularly with respect to our distributor who sells our seed to its customers in Saudi Arabia and other international markets. We contract annually at fixed prices with approximately 15 growers who have established a history of yields that provide some predictability of anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower. Additionally, depending upon market prices for hay, the availability of water and the market prices for alternative crops, alfalfa hay growers may choose to convert growing hay crop to non-certified seed, and this additional supply, although temporary, can drive down the overall market price for seed, including the market for certified alfalfa seed.

Although our alfalfa seed business is largely dependent upon the dairy industry's demand for alfalfa hay, our sales are made to a worldwide market. From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 43% to the domestic market and 57% to distributors who sell into international markets. During the six months ended December 31, 2010, the domestic market comprised 94% of our revenue, primarily due to the significant decrease in seed sales to our distributor who sells into the Saudi Arabian market. We understand from our distributor that Saudi Arabian sales are being impacted by reduced pricing of alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the first half of the current fiscal year.

The dairy business is subject to significant cycles of over-supply and under-supply and the supply of seed in the marketplace is subject to substantial swings. Recently, we also have been negatively impacted by the increase in the price of cotton, which has caused certain of our growers to reconsider their crop plans and, in some cases, to decrease the amount of alfalfa seed they are planting or to decide to forego planting alfalfa seed altogether this year. The negative effect of the severe hay market downturn, which began in fiscal 2009 when the dairy industry prices declined due to over-supply, is somewhat offset by the need of many our customers for the specific seed traits bred into our certified high yield, salt tolerant, non-dormancy products. However, our domestic sales have not been left unscathed by the substantial problems in the dairy industry. We plan to continue to expand our served markets and therefore attempt to minimize the risks associated with any specific geographic market.

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

The corporate entity, S&W Seed Company (S&W Seed Delaware") was incorporated in Delaware on October 2, 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the former S&W partners the principal and interest due under the outstanding promissory notes and purchased the remaining 15% of the partnership, resulting in Seed Holding owning 100% of the former partnership. Seed Holding and S&W Seed Delaware collectively paid a total of $3,819,542 in cash plus 69,000 shares of common stock (issued in January 2010 in exchange for 560 membership units of Seed Holding) for 100% of S&W.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended December 31, 2010 was $909,656 compared to $3,027,426 for the three months ended December 31, 2009. The $2,117,770 decrease in revenue for the current quarter was due to a $2,426,708 decrease in alfalfa seed revenue, partially offset by $308,938 increase in milling and other services. The decrease in alfalfa seed revenue is due to a $2,430,999 decrease in volume of seed sold, partially offset by a slight, $4,291, increase due to pricing. The decrease in volume represented an 83%, or 710,766 pound, decrease in the volume of seed sold, due to two concurrent factors that were largely out of our control: (i) the glut of low price, non-proprietary seed being sold in Saudi Arabia and (ii) the continued downturn in the U.S. dairy industry on which the alfalfa hay market is highly dependent.

The decrease in alfalfa seed revenue in the second fiscal quarter can be primarily attributed to the $1,386,218 decrease in sales to our distributor who sells into Saudi Arabia. We made no sales to this distributor in the current quarter, whereas in the comparable quarter in the prior year, sales to this distributor represented 46% of our total sales. We understand from our distributor that the Saudi Arabian sales were impacted by reduced pricing of non-proprietary alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the fiscal second quarter. We and our distributor believe it is not in our long-term interest to participate in the price discounting that is now going on in the Saudi market, due to what we believe are temporary factors. We and our distributor share the belief that supplies of non-proprietary seed will drop in the 2011 calendar year while alfalfa hay prices will rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets serviced by this distributor. However, the changes in market conditions may not happen in the time period anticipated, or at all, and this recent development could continue to negatively impact our sales to our distributor in Saudi Arabia.

The decrease in volume can also be attributed to the recent unfavorable domestic market conditions. Recently, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, have increased dramatically and, in some cases, have hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry is lagging in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which has experienced dramatic price increases in recent months. This poses near term sales challenges in the domestic market, but also creates the possibility of a developing shortage (and pricing power) for our alfalfa seed product in the near future.

At the present time, we cannot predict the timing of a turnaround in either the domestic or the international market, nor can we provide assurance that we will ultimately benefit as a result of anticipated shortages of alfalfa hay, but we believe our business strategy puts us in a position to be able to supply those markets with high quality, certified seed when and if the market demands it.

The $4,291 increase in pricing mentioned above is a result of a 1%, or $0.03 per pound, increase in the average selling price of our seed in the current quarter.

Revenue for the three months ended December 31, 2010 included approximately $393,043 of milling and other services compared to $84,105 for the three months ended December 31, 2009. The increase in milling and other services is primarily due to timing as the 2010 harvest occurred later in the first half of the fiscal year as a result of an unusually cool summer in the San Joaquin Valley of California versus the comparable period in the prior year. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $446,941 in the current quarter was 49% of revenue, while the cost of revenue of $2,416,825 in the three months ended December 31, 2009 was 80% of revenue. The dollar decrease in cost of revenue for the current quarter was attributed to a $1,946,399 decrease in volume of seed sold and a $10,619 decrease in the cost of seed. The decrease in the percentage cost of revenue in the current quarter was attributable primarily to an increase in higher margin milling services coupled with a decrease in the cost of seed sold. Gross margins on seed revenue increased in the current quarter as the average selling price of our seed increased by $0.03 per pound, or 1%, and the average cost of seed sold decreased by $0.07 per pound, or 3%.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in fall. The price per pound in these grower contracts is approximately 18% less than the 2009 harvest product price. Certain of our long-term growers chose to plant higher priced crops this year and plant less or no acreage of our alfalfa seed. However, we believe we will have sufficient supply to meet our anticipated need for seed for the upcoming harvest season.

Stevia Program

In the second quarter of the 2010 Fiscal Year, we began our stevia cultivation program. In May 2010, we entered into a trialing arrangement with a major stevia producer that is allowing us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, one of our largest alfalfa seed growers planted test varieties of stevia in June 2010. In July 2010, we entered into a five-year supply agreement with the same major stevia producer. We have agreed to reimburse the grower for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting for both the pilot program and our commercial production program. In addition, we paid a monthly fee of

$15,000 through September 30, 2010 to this grower for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement with the aforementioned major stevia producer. Costs related to our commercial production program were capitalized to inventory and costs related to our pilot program were expensed as incurred. These grower costs aggregated $73,040 during the three months ended December 31, 2010. Of this amount, $18,260 has been included as work in process inventory at December 31, 2010, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly management expense has been reduced to $2,500 as of October 1, 2010, and, with the consent of our grower, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, cultivation and production. Effective October 1, 2010, we agreed to pay the grower $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production. There was no harvest of stevia in the current quarter. Based on our current progress, we expect to have stevia plants in initial commercial production, in the field, in early 2011 with the first of up to three cuttings occurring in July 2011. We expect to begin commercial sales of dried stevia leaf during the first quarter of the fiscal year ending June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2010 totaled $490,851 compared to $147,446 for the comparable period in the prior year. The $343,405 increase in SG&A expense versus the comparable period in the prior year was primarily due to a $174,812 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising and marketing expenses of $56,851, board of director's fees of $28,375, legal expenses of $49,456, non-cash stock-based compensation charges of $22,893, accounting expenses of $12,274 and other miscellaneous expenses. The increase in legal, accounting, investor relations and board of director fee expenses are primarily associated with our new operations as a reporting company. During the remainder of the 2011 Fiscal Year, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended December 31, 2010 totaled $127,850 compared to $25,392 for the comparable period in the prior year. R&D expenses increased $102,458 in the current quarter due to $79,283 of stevia product development expenses incurred in the current quarter that were not incurred in the prior year. In addition, we increased our alfalfa seed product development expenses by $23,175 in the current quarter, primarily due to fees paid to our geneticist for developing and improving our seed varieties. We anticipate a further increase in R&D in the remainder of fiscal 2011 compared to fiscal 2010 as we expand our alfalfa seed and stevia product development. As we continue to move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2010 was $60,306 compared to $55,093 for the three months ended December 31, 2009. Included in the amount is amortization expense for intangibles assets, which totaled $11,562 in the current quarter and

$11,559 for the three months ended December 31, 2009. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the three months ended December 31, 2010 totaled $3,165 compared to interest expense of $25,476 for the three months ended December 31, 2009. Current period interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit, which has been paid off, and interest expense (accretion expense) associated with the acquisition purchase obligation, which was completed in fiscal 2010. Accretion expense was $0 and $9,138 for the three months ended December 31, 2010 and 2009, respectively.

Income Tax Benefit

Income tax benefit totaled $130,930 for the three months ended December 31, 2010 and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $82,197 for the three months ended December 31, 2010 compared to net income including non-controlling interests of $357,194 for the three months ended December 31, 2009. The decrease in profitability was attributable primarily to the decrease in gross profit and an increase in SG&A and R&D expenses, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current quarter was $0.01 compared to net income per basic and diluted common share of $0.11 in the second quarter of fiscal 2010.

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the six months ended December 31, 2010 was $1,842,799 compared to $4,661,198 for the six months ended December 31, 2009. The $2,818,399 decrease in revenue for the current period was due to a $2,880,372 decrease in alfalfa seed revenue partially offset by $61,973 increase in milling and other services. The decrease in alfalfa seed revenue is due to a $2,988,191 decrease in volume of seed sold, partially offset by a $107,819 increase due to pricing. The decrease in volume represented a 73%, or 900,415 pound, decrease in the volume of seed sold, due to two concurrent factors that were largely out of our control: (i) the glut of low priced, non-proprietary seed being sold in Saudi Arabia and (ii) the continued downturn in the U.S. dairy industry on which the alfalfa hay market is highly dependent.

The decrease in alfalfa seed revenue in the current period can be primarily attributed to the $2,135,771 decrease in sales to our distributor who sells into Saudi Arabia, which represented approximately 2% of total sales in the current period versus 47% in the comparable period in the prior year. We understand from our distributor that the Saudi Arabian sales are impacted by reduced pricing of non-proprietary alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the fiscal second quarter. We and our distributor believe it is not in our long-term interest to participate in the price discounting that is now going on in the Saudi market, due to what we believe are temporary factors. We and our distributor share the belief that supplies of non-proprietary seed will drop in calendar year 2011 while alfalfa hay prices will rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets serviced by this distributor. However, the changes in market conditions may not happen in the time period anticipated, or at all, and this recent development could continue to negatively impact our sales to our distributor in Saudi Arabia.

The decrease in volume can also be attributed to the recent unfavorable domestic market conditions. Recently, the prices of commodities, such as cotton, corn and wheat which compete with alfalfa hay for acreage, have increased dramatically and, in some cases, have hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry is lagging in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which has experienced dramatic price increases in recent months. This poses near term sales challenges in the domestic market, but also creates the possibility of a developing shortage (and pricing power) for our alfalfa seed product, in the near future.

At the present time, we cannot predict the timing of a turnaround in either the domestic or the international market, nor can we provide assurance that we will ultimately benefit as a result of anticipated shortages of alfalfa hay, but we believe our business strategy puts us in a position to be able to supply those markets with high quality, certified seed when and if the market demands it.

The $107,819 increase in pricing mentioned above is a result of a 10%, or $0.33 per pound, increase in the average selling price of our seed in the current period.

Revenue for the six months ended December 31, 2010 included approximately $647,060 of milling and other services compared to $585,087 for the six months ended December 31, 2009. The increase in milling and other services is due to expanding our milling services business. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $1,008,761 in the current period was 55% of revenue, while the cost of revenue of $3,231,994 in the six months ended December 31, 2009 was 69% of revenue. The dollar decrease in cost of revenue for the current period was attributed to a $2,279,249 decrease in volume of seed sold and an $84,027 increase in the cost of seed. The decrease in the percentage cost of revenue in the current period was attributable primarily to an increase in higher margin milling services. Gross margins on seed revenue were consistent with the comparable period in the prior year.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in fall. The price per pound in these grower contracts is approximately 18% less than the 2009 harvest product price. Certain of our long-term growers chose to plant higher priced crops this year and plant less or no acreage of our alfalfa seed. However, we believe we will have sufficient supply to meet our anticipated need for seed for the upcoming harvest season.

Stevia Program

In the second quarter of the 2010 Fiscal Year, we began our stevia cultivation program. In May 2010, we entered into a trialing arrangement with a major stevia producer that is allowing us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, one of our largest alfalfa seed growers planted test varieties of stevia in June 2010. In July 2010, we entered into a five-year supply agreement with the same major stevia producer. We have agreed to reimburse the grower for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting for both the pilot program and our commercial production program. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to this grower for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement with the aforementioned major stevia producer. Costs related to our commercial production program were capitalized to inventory and costs related to our pilot program were expensed as incurred. These grower costs aggregated $147,286 during the six months ended December 31, 2010. Of this amount, $30,816 has been included as work in process inventory at December 31, 2010, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly management expense has been reduced to $2,500 as of October 1, 2010, and, with the consent of our grower, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, cultivation and production. Effective October 1, 2010, we agreed to pay the grower $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production. There was no harvest of stevia in the current quarter. Based on our current progress, we expect to have stevia plants in initial commercial production, in the field, in early 2011 with the first of up to three cuttings occurring in July 2011. We expect to begin commercial sales of dried stevia leaf during the first quarter of the fiscal year ending June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 2010 totaled $1,025,413 compared to $297,889 for the comparable period in the prior year. The $727,524 increase in SG&A expense versus the comparable period in the prior year was primarily due to a $356,510 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising and marketing expenses of $154,100, board of director's fees of $39,750, legal expenses of $109,752, and non- cash stock-based compensation charges of $69,141. The increase in legal, accounting, investor relations and board of director fee expenses are primarily associated with our new operations as a reporting company. During the remainder of 2011 Fiscal Year, selling expenses will increase further, both in dollar amount and as a percentage of revenue, as we expand our marketing activities (both in terms of the nature and extent of such activities, as well as in geographic expansion) in support of our efforts to expand our presence in the marketplace.

Research and Development Expense

Research and development expenses ("R&D") for the six months ended December 31, 2010 totaled $262,128 compared to $38,128 for the comparable period in the prior year. R&D expenses increased $224,000 in the current period due to $157,281 of stevia product development expenses incurred in the current period that were not incurred in the prior year. In addition, we increased our alfalfa seed product development expenses by $66,719 in the current period, primarily due to fees paid to our geneticist for developing and improving our seed varieties. We anticipate a further increase in R&D in the remainder of fiscal 2011 compared to fiscal 2010 as we expand our alfalfa seed and stevia product development. As we continue to move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2010 was $119,697 compared to $107,105 for the six months ended December 31, 2009. Included in the amount is amortization expense for intangibles assets, which totaled $23,124 in the current period and $23,118 for the six months ended December 31, 2009. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the six months ended December 31, 2010 totaled $7,143 compared to interest expense of $41,937 for the six months ended December 31, 2009. Current period interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit, which has been paid off, and interest expense (accretion expense) associated with the acquisition purchase obligation, which was completed in fiscal 2010. Accretion expense was $0 and $18,132 for the six months ended December 31, 2010 and 2009, respectively.

Income Tax Benefit

Income tax benefit totaled $235,487 for the six months ended December 31, 2010 and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $336,276 for the six months ended December 31, 2010 compared to net income including non-controlling interests of $944,145 for the six months ended December 31, 2009. The decrease in profitability was attributable primarily to the decrease in gross profit and an increase in SG&A and R&D expenses, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current period was $0.06 compared to net income per basic and diluted common share of $0.28 for the six months ended December 31, 2009.

Liquidity and Capital Resources

Overview

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with many of our growers, we historically have had the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In October 2010, we paid our growers approximately 50% of the estimated cost of the 2010 harvest. We expect to pay the remainder of the cost of the 2010 harvest in the third quarter of this fiscal year, and we have sufficient cash on hand to cover these payments. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

We typically have a concentration of sales to our distributor who sells into Saudi Arabia. However, that trend was altered in the first six months of Fiscal 2011, in that only approximately 2% of sales were made to this customer compared to 47% in the comparable period in the prior year. However, due to the typical concentration of sales to this customer, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from that distributor, which have varied significantly from year to year.

This concentration of sales has also resulted in a concentration of credit. At December 31, 2010, this customer accounted for 35% of our accounts receivable. However, we have a long-standing relationship of over two decades with this customer, and we believe that all of its outstanding accounts receivable balances are fully collectible.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2010 and 2009:

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities	$(1,906,145)	$(634,198)
Cash flows from investing activities	(227,482)	(29,635)
Cash flows from financing activities	-	1,046,570
Net increase (decrease) in cash	(2,133,627)	382,737
Cash and cash equivalents, beginning of period	7,830,517	367
Cash and cash equivalents, end of period	$5,696,890	$383,104

As of December 31, 2010, we had cash and cash equivalents of approximately $5.7 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the six months ended December 31, 2010, operating activities used $1,906,145 in cash, as a result of a net loss of $336,276, and a decrease in accounts receivables of $445,889, an increase in inventories of $4,114,939, partially offset by an increase in accounts payable of $2,116,624. In the six months ended December 31, 2009, operating activities used $634,198 in cash, as a result of net income including non-controlling interests of $944,145, depreciation and amortization of $107,105 and an increase in accounts payable of $3,648,906, partially offset by an increase in accounts receivable of $2,190,593 and an increase in inventories of $3,174,476. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand resulting from anticipated increased marketing efforts, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

We believe that we will fully collect all accounts receivable balances outstanding at December 31, 2010, although the exact timing cannot be predicted with certainty.

Our largest customer, Genetics International, Inc., owed us $580,647 at December 31, 2010. These outstanding invoices have 90 to 120 day payment terms. We are in communication with this customer and have an excellent, long-standing relationship with this company and its principal. In over 25 years of selling to Genetics International, we have never had to write off any receivables due from it. To the best of our knowledge, there is no company-related issue that might be delaying payment, nor are there any negative issues impacting our relationship with this customer. Our relationship with this customer continues to be strong, and we intend to continue to do a significant amount of business together. With respect to the remaining receivables, we believe that all of our other outstanding accounts receivable balances are fully collectible, and we anticipate collecting the remaining outstanding balances over the next two fiscal quarters.

Investing Activities

Our investing activities during the six months ended December 31, 2010 totaled $227,482 versus $29,635 in the comparable period in the prior year. Our investing activities during the current period consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During the remainder of fiscal 2011, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering, which was completed in May 2010.

Financing Activities

We did not have any financing activities during the six months ended December 31, 2010. During the six months ended December 31, 2009, our financing activities consisted primarily of withdrawals by the general partners of the predecessor partnership of $79,614 and borrowings on the revolving credit loan of $1,225,804, as well as $99,620 of equity offering costs.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the six months ended December 31, 2010.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

  the extent and duration of future operating income;

  the level and timing of future sales and expenditures;

  working capital required to support our growth;

  investment capital for plant and equipment;

  our sales and marketing programs;

  investment capital for potential acquisitions;

  competition; and

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

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 - Significant Accounting Policies set forth in the notes to the financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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

Stock-Based Compensation: We recognize share-based compensation expense for costs related to all share-based payments including stock options, based on the fair value of the award at the grant date and over the requisite service period. We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies-an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles-Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form& 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Form 10-K, filed with the SEC on September 28, 2010. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Form 10-K.

The recent deregulation of Roundup Ready alfalfa could negatively impact our sales of proprietary alfalfa seed.

In December 2010, the U.S. Department of Agriculture ("USDA") published the final environmental impact statement on Roundup Ready Alfalfa ("RRA"). Following that publication, in late January 2011, the USDA announced the deregulation of RRA, without imposing any regulations, providing any guidance pertaining to field separation or mandating any other conditions. We believe that Forage Genetics, a co-developer of RRA, and other licensed seed companies, have a substantial supply of RRA in inventory that has been awaiting this decision, and Forage Genetics has publicly announced that RRA will be available for the spring 2011 planting season. This development potentially could adversely impact both our domestic and international sales. Domestically, hay farmers may choose the GMO alfalfa seed over our seed in order to control weeds with Roundup, Monsanto's powerful herbicide. Internationally, we may face a challenge to demonstrate to the customers of our distributors that our seed is free of any cross-contamination between GMO and organic and conventionally-farmed fields since GMO crops currently are prohibited in most of the international markets in which our distributors sell our proprietary seed. No decision has been made whether it is in our best interest to enter the GMO alfalfa market, and no timetable for such a decision has been fixed. The decision will depend, in part, on the impact of RRA on the markets into which we sell seed. Although we have been in discussions with Monsanto about a possible licensing arrangement, there is no assurance that we will be able to obtain a license or, if a license becomes available, whether it will be on terms that we will find commercially acceptable. If we were to decide to pursue a formal licensing agreement, we believe it would be at least into fiscal 2013 before the arrangements were finalized and the RRA traits incorporated into our seed. In the intervening time period, our domestic sales could be negatively impacted, although the actual impact on the alfalfa seed market in general and on sales of our proprietary seed in particular is currently unknown.

Our actual operating results may differ significantly from our guidance.

Although we have not provided earnings guidance to date, from time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. If given, this guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in the Form 10-K and in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

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

Since receipt of the net proceeds from the IPO, we have used $2,173,142 to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank credit facility; and $1,342,964 to pay the principal and accrued interest owed on the promissory notes issued to the former partners of S&W Seed Company, a general partnership and to purchase the final 15% of the general partnership not previously owned by our wholly-owned subsidiary, Seed Holding, LLC. We also used approximately $360,208 of the net proceeds allocated to working capital to pay the net amounts owed to our grower and customer, Triangle T, and approximately $1,276,356 to pay the remaining amounts owed to our growers for alfalfa seed we previously purchased. We also have used approximately $295,176 to fund our stevia pilot program, $137,842 to fund research and development and $184,039 to fund an upgrade of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of February, 2011.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)