Form 10-Q
period 2011-03-31
S&W Seed Co
filed 2011-05-16
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

      As of May 13, 2011, 5,800,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,133,439	$7,830,517
Accounts receivable, net	1,009,779	2,114,868
Inventories, net	6,601,833	2,714,183
Prepaid expenses and other current assets	31,825	75,901
Deferred tax asset	133,978	184,488
TOTAL CURRENT ASSETS	11,910,854	12,919,957

Property, plant and equipment, net of accumulated depreciation	2,194,956	2,110,503
Other intangibles, net	513,988	548,674
Deferred tax asset - long term	552,595	-
TOTAL ASSETS	$15,172,393	$15,579,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$98,636	$294,477
Accounts payable - related party	259,164	1,782
Accrued expenses and other current liabilities	101,439	31,348
TOTAL CURRENT LIABILITIES	459,239	327,607

TOTAL LIABILITIES	459,239	327,607

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
5,800,000 issued and outstanding
at March 31, 2011 and June 30, 2010	5,800	5,800
Additional paid-in capital	14,574,068	14,482,531
Retained earnings	133,286	763,196
TOTAL STOCKHOLDERS' EQUITY	14,713,154	15,251,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,172,393	$15,579,134

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	$439,890	$839,306	$2,282,689	$5,500,504

Cost of revenue	249,707	699,172	1,258,468	3,931,166

Gross profit	190,183	140,134	1,024,221	1,569,338

Operating expenses
Selling, general and administrative expenses	614,820	253,347	1,640,233	551,235
Research and development expenses	77,645	68,088	339,773	106,217
Depreciation and amortization	60,714	54,464	180,411	161,569

Total operating expenses	753,179	375,899	2,160,417	819,021

Income (loss) from operations	(562,996)	(235,765)	(1,136,196)	750,317

Other (income) expense
Loss on sale of fixed assets	-	-	5,706	-
Interest (income) expense, net	(2,764)	35,426	(9,907)	77,363

Net income (loss) before income tax benefit	(560,232)	(271,191)	(1,131,995)	672,954

Income tax (benefit) expense	(266,598)	(66,602)	(502,085)	(66,602)

Net income (loss) including noncontrolling interests	(293,634)	(204,589)	(629,910)	739,556
Net income attributable to noncontrolling interests	-	-	-	94,415
Net income (loss) attributable to S&W Seed Company	$(293,634)	$(204,589)	$(629,910)	$645,141

Net income (loss) attributable to S&W Seed Company
per common share:
Basic	$(0.05)	$(0.07)	$(0.11)	$0.22
Diluted	$(0.05)	$(0.07)	$(0.11)	$0.22

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000	5,800,000	3,000,000
Diluted	5,800,000	3,000,000	5,800,000	3,000,000

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - December 31, 2009	-	-	10,561	-	(230,103)	(219,542)
Equity offering costs	-	-	(1,153,444)	-	-	(1,153,444)
Withdrawals by owners	-	-	(79,614)	-	-	(79,614)
Proceeds from IPO net of underwriters fees	2,800,000	2,800	13,972,700	-	-	13,975,500
Net income for the year ended June 30, 2010	-	-	-	384,476	94,415	478,891
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$-	$15,251,527

Stock-based compensation	-	-	91,537	-	-	91,537
Net loss for the nine months ended March 31, 2011	-	-	-	(629,910)	-	(629,910)
Balance, March 31, 2011	5,800,000	$5,800	$14,574,068	$133,286	$-	$14,713,154

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$(629,910)	$739,556
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities
Accretion of acquisition purchase obligation	-	27,214
Stock-based compensation	91,537	-
Depreciation and amortization	180,411	161,569
Loss on disposal of fixed assets	5,706	-
Changes in:
Accounts receivable	1,105,089	(1,069,491)
Inventories	(3,887,650)	(2,518,678)
Prepaid expenses and other current assets	44,076	(72,790)
Deferred tax asset and income tax receivable	(502,085)	-
Due from related parties	-	63,693
Accounts payable	(195,841)	2,317,323
Accounts payable - related party	257,382	-
Accrued expenses and other current liabilities	70,091	26,219
Net cash used in operating activities	(3,461,194)	(325,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(240,384)	(29,635)
Proceeds from disposal of property, plant and equipment	4,500	-
Net cash used in investing activities	(235,884)	(29,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	-	(79,614)
Equity offering costs	-	(727,727)
Borrowing (repayments) on revolving credit loan	-	1,519,927
Net cash provided by financing activities	-	712,586

NET INCREASE OR (DECREASE) IN CASH	(3,697,078)	357,566

CASH AND CASH EQUIVALENTS, beginning of the period	7,830,517	367

CASH AND CASH EQUIVALENTS, end of period	$4,133,439	$357,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$34,950
Income taxes	-	-

Non-cash transactions:
Debt issued for acquisition of minority interests	$-	$819,542

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

See Note 3 for further discussion.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are grown under contract by farmers in the San Joaquin and Imperial Valleys of California. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. In fiscal 2010, the Company began a pilot stevia cultivation program under which it is test growing various varieties of stevia in the San Joaquin Valley as a prelude to operating a commercial stevia production operation in which its dried stevia leaf will be sold to stevia processors who will, in turn, sell the processed stevia to their customers for incorporation into food and beverages.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The Company legally owned 60% of S&W Seed Company, a California general partnership, as of June 30, 2009, 85% as of December 31, 2009 and 100% as of May 18, 2010 and March 31, 2011, respectively, but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiary, Stevia California, LLC. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in stockholders' equity on the consolidated balance sheet.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2011, consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010, consolidated statement of owners' equity for the nine months ended March 31, 2011 and consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2011 and its results of operations and its cash flows for the nine months ended March 31, 2011 and 2010. The results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011.

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

Reclassifications

Certain amounts in the 2010 fiscal year consolidated financial statements have been reclassified to conform to the 2011 fiscal year presentation.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 35% and 50% of its net sales for the three and nine months ended March 31, 2011, respectively. Three different customers accounted for 75% and 70% of its net sales for the three and nine months ended March 31, 2010.

Three customers comprised 94% and 99% of the Company's accounts receivable at March 31, 2011 and June 30, 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. Three growers accounted for 52% and 43% of the Company's seed requirements for the nine months ended March 31, 2011 and 2010, respectively.

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At March 31, 2011, no customers had the right of return.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 at March 31, 2011 and June 30, 2010.

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

Components of inventory are:

	March 31,	June 30,
	2011	2010
Raw materials and supplies	$85,955	$64,948
Work in progress	114,172	-
Finished goods	6,401,706	2,649,235
Reserve for obsolescence	-	-
	$6,601,833	$2,714,183

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

	Three Months Ended		Six Months Ended
	March 31,		December 31,
	2011	2010	2011	2010
Net income (loss) including noncontrolling interests	$(293,634)	$(204,589)	$(629,910)	$739,556
Net income attributable to noncontrolling interests	-	-	-	94,415
Net income (loss) attributable to S&W Seed Company	$(293,634)	$(204,589)	$(629,910)	$645,141

Net income (loss) attributable to S&W Seed Company
per common share:
Basic	$(0.05)	$(0.07)	$(0.11)	$0.22
Diluted	$(0.05)	$(0.07)	$(0.11)	$0.22

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000	5,800,000	3,000,000
Diluted	5,800,000	3,000,000	5,800,000	3,000,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	March 31,
	2011	2010
Class A warrants	1,400,000	-
Class B warrants	1,400,000	-
Under-writer warrants	280,000	-
Other warrants	50,000	-
Stock options	480,000	375,000
Total	3,610,000	375,000

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2011 or June 30, 2010, respectively.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," which is now codified under FASB ASC Topic 350, "Intangibles - Goodwill and Other." This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units' goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to the Company's consolidated financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," which is now codified under FASB ASC Topic 805, "Business Combinations." A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated statement of financial position, results of operations or cash flows.

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

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accreted the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $0 and $27,214 for the nine months ended March 31, 2011 and 2010, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

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

The closing of the transactions contemplated by Amendment Number 1 and Amendment Number 2 to the Purchase Agreement resulted in the Company having acquired an 85% legal ownership interest in S&W at December 31, 2009. The Company's financial statements reflect a 100% ownership interest at December 31, 2009 and subsequent periods, as mandated by the applicable accounting guidance in FASB ASC 480-10-55-53 through ASC 480-10-55-54 due to the Company's fixed price forward contract to acquire the remaining partnership interests.

The transactions contemplated by the Purchase Agreement Amendment Number 1 and Amendment Number 2 were negotiated at arm's length among unrelated parties.

NOTE 4 — OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

				Balance at
	Balance at			March 31,
	July 1, 2010	Additions	Amortization	2011

Trade name	$222,723	$-	$(9,279)	$213,444
Customer relationships	115,016	-	(4,797)	110,219
Technology/IP	209,672	-	(19,656)	190,016
Non-compete	1,263	-	(954)	309
	$548,674	$-	$(34,686)	$513,988

Amortization expense totaled $11,562 and $11,558 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense totaled $34,686 and $34,676 for the nine months ended March 31, 2011 and 2010, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$46,236	$44,972	$44,972	$44,972	$44,972

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2011	2010
Land and improvements	$139,827	$136,376
Buildings and improvements	1,998,878	1,984,749
Machinery and equipment	321,859	143,546
Vehicles	183,884	156,468
Total property, plant and equipment	2,644,448	2,421,139
Less: accumulated depreciation	(449,492)	(310,636)
Property, plant and equipment, net	$2,194,956	$2,110,503

Depreciation expense totaled $49,152 and $42,906 for the three months ended March 31, 2011 and 2010, respectively. Depreciation expense totaled $145,725 and $126,893 for the nine months ended March 31, 2011 and 2010, respectively.

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

Interest charged on the outstanding principal balance of the line of credit was variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the Wells Fargo Bank line of credit was $26,348 and $50,149 for the three and nine months ended March 31, 2010. There was no interest expense incurred during the three and nine months ended March 31, 2011.

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

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At March 31, 2011 and June 30, 2010, there were 5,800,000 shares issued and outstanding. The Company's equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the Chairman of the Board of Triangle T Partners, LLC ("Triangle T Partners") and, until December 14, 2010 was chairman of the board of directors of Triangle T Ranch, Inc. ("Triangle T Ranch" and, collectively with Triangle T Partners, "Triangle T"). Mr. Wickersham indirectly owned a controlling interest in Triangle T Partners until December 14, 2010 and now owns such interest directly as a member of Triangle T Partners. Michael N. Nordstrom, one of the Company's directors, is also a member of the board of managers of Triangle T Partners and, until December 14, 2010, was a director of Triangle T Ranch. Until October 2010, Mark S. Grewal, the Company's President and Chief Executive Officer, as well as a member of the Company's board, also served as President and Chief Executive Officer and was on the boards of Triangle T Partners and Triangle T Ranch. He no longer holds these positions. Triangle T Ranch was dissolved on December 14, 2010.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the nine months ended March 31, 2011 and 2010, the Company purchased from Triangle T $1,381,458 and $832,486, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2010 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received or will receive any portion of these funds.

As one of the Company's customers, Triangle T purchases milled alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells milled alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company sold $10,880 and $405,601 of milled alfalfa seed to Triangle T during the nine months ended March 31, 2011 and 2010, respectively.

Triangle T also works with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company paid Triangle T $267,151 during the nine months ended March 31, 2011 for its services and costs in connection with the stevia cultivation program. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received any portion of these funds. Through September 2010, the Company paid Triangle T $15,000 per month for management services, plus reimbursement of its direct and indirect costs in connection with the stevia cultivation program. Effective October 1, 2010, the Company agreed to pay Triangle T $2,500 per month for management services and $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot being used for commercial production. The arrangement changed because, with Triangle T's consent, S&W has directly hired the key Triangle T personnel who are working on the stevia project.

There were no amounts due from Triangle T at March 31, 2011 and June 30, 2010, respectively. Amounts due to Triangle T totaled $259,164 and $1,782 at March 31, 2011 and June 30, 2010, respectively.

In December 2008, S&W entered into a one-year revolving line of credit arrangement with Wells Fargo Bank, National Association, under the terms of which S&W was allowed to draw down up to $2,500,000 (bearing interest at 3% over the daily one- month LIBOR in effect from time to time), which the Company used for working capital requirements. In connection with this credit arrangement, Mr. Wickersham and Yellowjacket, LP, the principal stockholder of the Company ("Yellowjacket"), among other parties, executed continuing guaranties of S&W's obligations under the revolving line of credit. In May 2010, the Company repaid the outstanding balance under its revolving credit facility with Wells Fargo Bank credit facility and terminated the facility. See Note 6 for further discussion.

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

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of March 31, 2011, options to purchase 480,000 shares of common stock were outstanding and unexercised, and 270,000 shares remain available under the 2009 Plan for future grants and awards.

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

A summary of activity related to the Company's stock option incentive plans for the year ended June 30, 2010 and nine months ended March 31, 2011 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2009	-	-	-
Granted	480,000	$4.00	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2011	480,000	$4.00	4.00

Options vested and exercisable at March 31, 2011	119,976	$4.00	4.00

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.62. At March 31, 2011, the Company had $204,795 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plan, which will be recognized over the weighted average remaining service period of 2.25 years. Stock-based compensation expense recorded for the nine months ended March 31, 2011 and 2010 totaled $91,537 and $0, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 — SUBSEQUENT EVENTS

The Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Lender") and related loan documents, dated April 1, 2011. The Credit Agreement provides the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Amounts outstanding under the revolving credit facility may be repaid and reborrowed through April 1, 2012, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Credit Agreement. The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. Under the Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly.

The loan is secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted the Lender a continuing security interest in all existing and after-acquired "Rights to Payment" and "Inventory," both as defined in the Continuing Security Agreement - Rights to Payment and Inventory. The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including but not limited to, minimum working capital and tangible net worth and quick ratio affirmative covenants and limitations on liens and certain additional indebtedness, guarantees and certain merger, consolidation or transfer of asset transactions, among others. The Company has not yet drawn down on the newly-available line of credit.

On April 22, 2011, the Company entered into a Farmland Lease Agreement with Widgeon Land Company, Inc. of Delano, California. The leased property includes approximately 800 acres, for which the Company will annually pay $125 per acre actually farmed, plus the cost of water and all farming-related expenses. The initial lease term provides for four planting years (2011 through 2014). The lease will expire in October 2014, subject to a two-year extension that will automatically go into effect unless either party gives notice in September 2014 that it does not intend to extend the original term.

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

Beginning in the fiscal 2010 year that started on July 1, 2009 (the "2010 Fiscal Year"), we began to alter this historical course of business. We raised capital in our May 2010 initial public offering in order both to grow the existing business and take the Company in a new direction. We have begun to expand our sales and marketing efforts, both domestically and internationally, and we intend to extend the breadth and depth of our product offerings. In fiscal 2010, we initiated our stevia cultivation program. In addition, in the fourth quarter of fiscal 2011, we entered into a farmland lease that will allow us to grow some of our own seed, although we do not expect to see a material impact on our results of operations in the short term.

Although we believe a real opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems, some of which have impacted our business in fiscal 2011. These could include, by way of example, the decision by growers in the San Joaquin and Imperial Valleys to grow crops that provide greater profit than alfalfa seed. Or our distributors that sell internationally could continue to face severe price competition from discounted pricing of non-proprietary seed. Both of these factors have, in fact, proven to be challenges for us in the first three quarters of fiscal 2011. We also could be negatively impacted by the recent deregulation of Roundup Ready alfalfa, which became legal to plant without any restrictions on field separation or isolation in January 2011, making available to farmers a GMO alfalfa on which the powerful herbicide, Roundup, can be applied. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our current business. We could also fail to accurately anticipate the impact of our expanded sales and marketing efforts and not see a material increase in revenue after we ramp up sales and marketing activities. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to uncertainties, some of which have been realized in fiscal 2011.

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

We continue to have excess capacity in our mill, leaving room for substantial growth without having to incur significant capital costs. We anticipate hiring additional personnel to run additional shifts, if and as needed. In fiscal 2012, we also expect to make some alterations to a portion of our mill facility to accommodate our stevia business.

Our business is seasonal, with sales historically concentrated in the first and second fiscal quarters when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year, with the objective of selling most of the inventory from the current year's harvest before the next year's harvest. However, tests show that seed that has been properly stored in inventory for over one year has higher germination rates. Therefore, although we have not specifically contracted for inventory carryover for the fiscal 2011 growing season, provided that we have sufficient capital to carry additional inventory, in the future we may increase our planned season end inventory with additional seed purchases or by growing our own seed if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for insufficient inventory availability in the event that we have higher than anticipated demand. To date, we have had sufficient inventory levels to fill demand.

We contract annually at fixed prices with approximately 15 growers who have established a history of yields that provide some predictability of anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower.

The supply and demand for alfalfa seed, and consequently our revenue and margins, are difficult to project, particularly with respect to our distributor who sells our seed to its customers in Saudi Arabia and other international markets. Additionally, depending upon market prices for hay, the availability of water and the market prices for alternative crops, alfalfa hay growers may choose to convert growing hay crop to non-certified seed, and this additional supply, although temporary, can drive down the overall market price for seed, including the market for certified alfalfa seed. We understand from our distributor that an abundant supply of less expensive, non-proprietary alfalfa seed in the Saudi Arabian market has had a material impact on the distributor in the current fiscal year, which, in turn, has negatively impacted our revenues in fiscal 2010 and 2011.

Although our alfalfa seed business is largely dependent upon the dairy industry's demand for alfalfa hay, our sales are made to a worldwide market. From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 43% to the domestic market and 57% to distributors who sell into international markets. During the nine months ended March 31, 2011, the domestic market comprised 95% of our revenue, primarily due to the significant decrease in seed sales to our distributor who sells into the Saudi Arabian market. We understand from our distributor that Saudi Arabian sales are being impacted by reduced pricing of alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the current fiscal year.

The dairy business is subject to significant cycles of over-supply and under-supply and the supply of seed in the marketplace is subject to substantial swings. Recently, we also have been negatively impacted by the increase in the price of cotton, which has caused certain of our growers to reconsider their crop plans and, in some cases, to decrease the amount of alfalfa seed they are planting or to decide to forego planting alfalfa seed altogether this year. The negative effect of the severe hay market downturn, which began in fiscal 2009 when the dairy industry prices declined due to over-supply, is somewhat offset by the need of many of our customers for the specific seed traits bred into our certified high yield, salt tolerant, non-dormancy products. However, our domestic sales have not been left unscathed by the substantial problems in the dairy industry. We plan to continue to expand our served markets and therefore attempt to minimize the risks associated with any specific geographic market.

Historical Background

Our business was operated as a partnership beginning in 1980. In June 2008, the general partners entered into an agreement with Seed Holding for the purchase of a 90% interest in the partnership over a two-year period. Pursuant to that purchase agreement, Seed Holding had initially purchased a 60% interest in the partnership for $2,400,000 in cash, with the obligation to acquire an additional 15% interest on June 30, 2009 for $600,000 in cash and another 15% interest on June 30, 2010 for an additional $600,000 in cash. The original agreement was modified in December 2009 to permit Seed Holding to purchase the entire partnership.

The corporate entity, S&W Seed Company (S&W Seed Delaware") was incorporated in Delaware in October 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the former S&W partners the principal and interest due under the outstanding promissory notes and purchased the remaining 15% of the partnership, resulting in Seed Holding owning 100% of the former partnership. Seed Holding and

S&W Seed Delaware collectively paid a total of $3,819,542 in cash plus 69,000 shares of common stock (issued in January 2010 in exchange for 560 membership units of Seed Holding) for 100% of S&W.

Despite the legal consequences intended by the purchase agreement and its amendments, the accounting rules applicable to the agreement mandate that Seed Holding account for the acquisition of 90% of the partnership as of June 30, 2009 and 100% of the partnership as of December 31, 2009 and subsequent periods. Our financial statements reflect this accounting treatment.

As mentioned above, we moved from the partnership and limited liability structures to the corporate structure as of fiscal 2010. Also, we commenced our stevia initiative in fiscal 2010, and we now have the capability to grow some of our own seed, although we have not planted in fiscal 2011. As a result of these changes, management does not believe that historical financial results are indicative of future results.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended March 31, 2011 was $439,890 compared to $839,306 for the three months ended March 31, 2010. The $399,416 decrease in revenue for the current quarter was due to a $634,198 decrease in alfalfa seed revenue, partially offset by a $234,782 increase in milling and other services. The decrease in alfalfa seed revenue is due to a $632,106 decrease in volume of seed sold coupled with a slight, $2,092, decrease due to pricing. The decrease in volume represented a 75%, or 176,525 pound, decrease in the volume of seed sold, due to two concurrent factors that were largely out of our control: (i) the glut of low price, non-proprietary seed being sold in Saudi Arabia and (ii) the continued downturn in the U.S. dairy industry on which the alfalfa hay market is highly dependent.

The decrease in alfalfa seed revenue in the third fiscal quarter can be primarily attributed to the $627,865 decrease in sales to our distributor who sells into Saudi Arabia. We made no sales to this distributor in the current quarter, whereas in the comparable quarter in the prior year, sales to this distributor represented 75% of our total sales. We understand from our distributor that the Saudi Arabian sales were impacted by reduced pricing of non-proprietary alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the fiscal third quarter. We and our distributor believe it is not in our long-term interest to participate in the price discounting that is now going on in the Saudi market, due to what we believe are temporary factors. We and our distributor share the belief that supplies of non-proprietary seed will drop in the 2011 calendar year while alfalfa hay prices will rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets serviced by this distributor. However, the changes in market conditions may not happen in the time period anticipated, or at all, and this recent development could continue to negatively impact our sales to our distributor in Saudi Arabia

At the present time, we cannot predict the timing of a turnaround in either the domestic or the international market, nor can we provide assurance that we will ultimately benefit as a result of anticipated shortages of alfalfa hay, but we believe our business strategy puts us in a position to be able to supply those markets with high quality, certified seed when and if the market demands it.

The $2,092 decrease in pricing mentioned above is a result of a 1%, or $0.04 per pound, decrease in the average selling price of our seed in the current quarter.

Revenue for the three months ended March 31, 2011 included approximately $236,138 of milling and other services compared to $1,356 for the three months ended March 31, 2010. The increase in milling and other services is primarily due to a concerted effort to expand our milling services business, as well as timing, as the 2010 harvest occurred later in the fiscal year as a result of an unusually cool summer in the San Joaquin Valley of California versus the comparable period in the prior year. We plan to devote additional resources in the future to expanding our milling services business and, accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $249,707 in the current quarter was 57% of revenue, while the cost of revenue of $699,172 in the three months ended March 31, 2010 was 83% of revenue. The dollar decrease in cost of revenue for the current quarter was attributed to a $502,817 decrease in volume of seed sold and a $34,528 decrease in the cost of seed. The decrease in the percentage cost of revenue in the current quarter was attributable primarily to an increase in higher margin milling services coupled with a decrease in the cost of seed sold. Gross margins on seed revenue increased in the current quarter as the average cost of seed sold decreased by $0.60 per pound, or 21%.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in fall. The price per pound in these grower contracts is approximately 18% less than the 2009 harvest product price. Certain of our long-term growers chose to plant higher priced crops this year and plant less or no acreage of our alfalfa seed. However, we believe we will have sufficient supply to meet our anticipated need for seed for the upcoming harvest season. As of April 2011, have leased approximately 800 acres on which we will be able to plant seed in future years. We believe that this capability will enable us to enhance margins as well as exert greater control over our seed crop production, although we do not expect to see any material impact on our results until at least fiscal 2012.

Stevia Program

In the second quarter of the 2010 Fiscal Year, we began our stevia cultivation program. In May 2010, we entered into a trialing arrangement with a major stevia producer that is allowing us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, one of our alfalfa seed growers (Triangle T) planted test varieties of stevia in June 2010. In July 2010, we entered into a five-year supply agreement with the same major stevia producer. We have agreed to reimburse Triangle T for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting for both the pilot program and our commercial production program. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to Triangle T for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement with the aforementioned major stevia producer. Costs related to our commercial production program were capitalized to inventory and costs related to our pilot program were expensed as incurred. Stevia expenditures aggregated $108,196 during the three months ended March 31, 2011. Of this amount, $83,356 has been included as work in process inventory at March 31, 2011, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly management expense was reduced to $2,500 as of October 1, 2010, and, with the consent of our grower, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, cultivation and production. Effective October 1, 2010, we agreed to pay the grower $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production. There was no harvest of stevia in the current quarter. Based on our current progress, we expect to have stevia plants in initial commercial production, in the field, in May 2011, with the first of one or more cuttings anticipated for the second half of this calendar year. We expect to begin commercial sales of dried stevia leaf during the first half of the fiscal year ending June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2011 totaled $614,820 compared to $253,347 for the comparable period in the prior year. The $361,473 increase in SG&A expense versus the comparable period in the prior year was primarily due to a $124,076 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising, marketing, and investor relation expenses of $60,772, franchise tax fees of $49,863, NASDAQ fees of $30,567, non-cash stock-based compensation charges of $22,396, board of director's fees of $17,375, accounting expenses of $16,935 and other miscellaneous expenses. The increase in legal, accounting, investor relations, NASDAQ fees, and board of director fee expenses are primarily associated with our new operations as a reporting company.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended March 31, 2011 totaled $77,645 compared to $68,088 for the comparable period in the prior year. R&D expenses increased $9,557 in the current quarter due to a $28,800 increase in our alfalfa seed product development expenses, primarily due to fees paid to our geneticist for developing and improving our seed varieties. This increase was partially offset by a $19,243 decrease in stevia product development expenses incurred in the current quarter. As we continue to move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2011 was $60,714 compared to $54,464 for the three months ended March 31, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $11,562 in the current quarter and $11,558 for the three months ended March 31, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the three months ended March 31, 2011 totaled $2,764 compared to interest expense of $35,426 for the three months ended March 31, 2010. Current period interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit, which has been paid off, and interest expense (accretion expense) associated with the acquisition purchase obligation, which was completed in fiscal 2010. Accretion expense was $0 and $9,082 for the three months ended March 31, 2011 and 2010, respectively.

Income Tax Benefit

Income tax benefit totaled $266,598 and $66,602 for the three months ended March 31, 2011 and 2010, respectively, and represents the tax benefits to be realized in future periods for losses incurred since completing the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $293,634 for the three months ended March 31, 2011 compared to net loss including non-controlling interests of $204,589 for the three months ended March 31, 2010. The increase in net loss was attributable primarily to the increase in SG&A, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current quarter was $0.05 compared to net loss per basic and diluted common share of $0.07 in the third quarter of fiscal 2010. In the fiscal 2010 quarter, there were 3,000,000 shares outstanding compared to 5,800,000 shares outstanding in the current quarter, which difference impacts the net loss per share comparison.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the nine months ended March 31, 2011 was $2,282,689 compared to $5,500,504 for the nine months ended March 31, 2010. The $3,217,815 decrease in revenue for the current period was due to a $3,514,571 decrease in alfalfa seed revenue partially offset by $296,756 increase in milling and other services. The decrease in alfalfa seed revenue is due to a $3,619,203 decrease in volume of seed sold, partially offset by a $104,632 increase due to pricing.

The decrease in volume represented a 74%, or 1,076,941 pound, decrease in the volume of seed sold, due to two concurrent factors that were largely out of our control: (i) the glut of low priced, non-proprietary seed being sold in Saudi Arabia and (ii) the continued downturn in the U.S. dairy industry on which the alfalfa hay market is highly dependent.

The decrease in alfalfa seed revenue in the current period can be primarily attributed to the $2,764,340 decrease in sales to our distributor who sells into Saudi Arabia, which represented approximately 2% of total sales in the current period versus 51% in the comparable period in the prior year. We understand from our distributor that the Saudi Arabian sales are impacted by reduced pricing of non-proprietary alfalfa seed in Saudi Arabia by other distributors, which, in turn, negatively affected our distributor's sales efforts in the current fiscal year. We and our distributor believe it is not in our long-term interest to participate in the price discounting that is now going on in the Saudi market, due to what we believe are temporary factors. We and our distributor share the belief that supplies of non-proprietary seed will drop in calendar year 2011 while alfalfa hay prices will rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets serviced by this distributor. However, the changes in market conditions may not happen in the time period anticipated, or at all, and this recent development could continue to negatively impact our sales to our distributor in Saudi Arabia.

The decrease in volume can also be attributed to the recent unfavorable domestic market conditions. Throughout the first three quarters of fiscal 2011, the prices of commodities, such as cotton, corn and wheat which compete with alfalfa hay for acreage, have increased dramatically and, in some cases, have hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry is lagging in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which has experienced dramatic price increases in the first three quarters of this fiscal year. This poses near term sales challenges in the domestic market, but also creates the possibility of a developing shortage (and pricing power) for our alfalfa seed product, in the near future.

At the present time, we cannot predict the timing of a turnaround in either the domestic or the international market, nor can we provide assurance that we will ultimately benefit as a result of anticipated shortages of alfalfa hay, but we believe our business strategy puts us in a position to be able to supply those markets with high quality, certified seed when and if the market demands it.

The $104,632 increase in pricing mentioned above is a result of an 8%, or $0.27 per pound, increase in the average selling price of our seed in the current period.

Revenue for the nine months ended March 31, 2011 included approximately $883,198 of milling and other services compared to $586,442 for the nine months ended March 31, 2010. The increase in milling and other services is due to expanding our milling services business. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $1,258,468 in the current period was 55% of revenue, while the cost of revenue of $3,931,166 in the nine months ended March 31, 2010 was 71% of revenue. The dollar decrease in cost of revenue for the current period was primarily attributable to a $2,792,860 decrease in volume of seed sold and a $4,802 increase in the cost of seed. The decrease in the percentage cost of revenue in the current period was attributable primarily to an increase in higher margin milling services coupled with an increase in gross margins on seed revenue as the average selling price of our seed increased 8% over the comparable period in the prior year.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in fall. The price per pound in these 2011 grower contracts is approximately 7% more than the 2010 harvest product price. Certain of our long- term growers chose to plant higher priced crops this year and plant less or no acreage of our alfalfa seed. However, we believe we will have sufficient supply to meet our anticipated need for seed for the upcoming harvest season.

Stevia Program

In the second quarter of the 2010 Fiscal Year, we began our stevia cultivation program. In May 2010, we entered into a trialing arrangement with a major stevia producer that is allowing us to plant stevia material provided by it for evaluation purposes, and we have agreed to share our evaluation results with the processor. In connection with this pilot program, Triangle T, one of our alfalfa seed growers, planted test varieties of stevia in June 2010. In July 2010, we entered into a five-year supply agreement with the same major stevia producer. We have agreed to reimburse Triangle T for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year prior to planting for both the pilot program and our commercial production program. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to Triangle T for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement with the aforementioned major stevia producer. Costs related to our commercial production program were capitalized to inventory, and costs related to our pilot program were expensed as incurred. Stevia expenditures aggregated $296,294 during the nine months ended March 31, 2011. Of this amount, $114,172 has been included as work in process inventory at March

31, 2011, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly management expense was reduced to $2,500 as of October 1, 2010, and, with the consent of Triangle T, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, cultivation and production. Effective October 1, 2010, we agreed to pay Triangle T $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production. There was no harvest of stevia in the current quarter. Based on our current progress, we expect to have stevia plants in initial commercial production, in the field, in May 2011, with the first of one or more cuttings anticipated for the second half of this calendar year. We expect to begin commercial sales of dried stevia leaf during the first half of the fiscal year ending June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 2011 totaled $1,640,233 compared to $551,235 for the comparable period in the prior year. The $1,088,998 increase in SG&A expense versus the comparable period in the prior year was primarily due to a $488,547 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising, marketing and investor relations expenses of $199,067, board of director's fees of $57,125, legal expenses of $113,393, non-cash stock-based compensation charges of $91,537, franchise tax fees of $49,863 and NASDAQ fees of $30,567. The increase in legal, investor relations, NASDAQ fees and board of director fee expenses are primarily associated with our new operations as a reporting company.

Research and Development Expense

Research and development expenses ("R&D") for the nine months ended March 31, 2011 totaled $339,773 compared to $106,217 for the comparable period in the prior year. R&D expenses increased $233,556 in the current period due to a $138,038 increase in stevia product development expenses. In addition, we increased our alfalfa seed product development expenses by $95,518 in the current period, primarily due to fees paid to our geneticist for developing and improving our seed varieties. As we continue to move from the pilot program to stevia commercial sales, R&D expense associated with stevia will decline, and such expenses will impact cost of revenue and gross profit.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2011 was $180,411 compared to $161,569 for the nine months ended March 31, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $34,686 in the current period and $34,676 for the nine months ended March 31, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the nine months ended March 31, 2011 totaled $9,907 compared to interest expense of $77,363 for the nine months ended March 31, 2010. Current period interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit, which has been paid off, and interest expense (accretion expense) associated with the acquisition purchase obligation, which was completed in fiscal 2010. Accretion expense was $0 and $27,214 for the nine months ended March 31, 2011 and 2010, respectively.

Income Tax Benefit

Income tax benefit totaled $502,085 and $66,602 for the nine months ended March 31, 2011and 2010, respectively, and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $629,910 for the nine months ended March 31, 2011 compared to net income including non-controlling interests of $739,556 for the nine months ended March 31, 2010. The decrease in profitability was attributable primarily to the decrease in gross profit and an increase in SG&A and R&D expenses, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current period was $0.11 compared to net income per basic and diluted common share of $0.22 for the nine months ended March 31, 2010. In the fiscal 2010 period, there were 3,000,000 shares outstanding compared to 5,800,000 shares outstanding in the current period, which difference impacts the net loss per share comparison.

Liquidity and Capital Resources

Overview

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with many of our growers, we historically have had the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In October 2010, we paid our growers approximately 50% of the estimated cost of the 2010 harvest, and we paid the remainder of the cost of the 2010 harvest in the third quarter of this fiscal year. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

We typically have a concentration of sales to our distributor who sells into Saudi Arabia. However, that trend was altered in the first nine months of Fiscal 2011, in that only approximately 2% of sales were made to this customer compared to 51% in the comparable period in the prior year. Due to the typical concentration of sales to this customer, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from that distributor, which have varied significantly from year to year.

At March 31, 2011, one customer accounted for 31% of our accounts receivable and another customer accounted for 59% of our accounts receivable. However, we have long-standing relationships with these customers, and we believe that all of our outstanding accounts receivable balances are fully collectible.

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

On April 1, 2011, we established a revolving credit facility with Wells Fargo Bank under the terms of which we are able to draw up to $5,000,000 for working capital requirements. The line bears interest at 2% over the daily one month LIBOR in effect from time to time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities	$(3,461,194)	$(325,385)
Cash flows from investing activities	(235,884)	(29,635)
Cash flows from financing activities	-	712,586
Net increase (decrease) in cash	(3,697,078)	357,566
Cash and cash equivalents, beginning of period	7,830,517	367
Cash and cash equivalents, end of period	$4,133,439	$357,933

As of March 31, 2011, we had cash and cash equivalents of approximately $4.1 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the nine months ended March 31, 2011, operating activities used $3,461,194 in cash, as a result of a net loss of $629,910, and an increase in inventories of $3,887,650 and an increase in deferred tax asset and income tax receivable of $502,085, partially offset by a decrease in accounts receivable of $1,105,089. In the nine months ended March 31, 2010, operating activities used $325,385 in cash, as a result of net income including non-controlling interests of $739,556, depreciation and amortization of $161,569 and an increase in accounts payable of $2,317,323, partially offset by an increase in accounts receivable of $1,069,491 and an increase in inventories of $2,518,678. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand resulting from anticipated increased marketing efforts, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

We believe that we will fully collect all accounts receivable balances outstanding at March 31, 2011, although the exact timing cannot be predicted with certainty.

Investing Activities

Our investing activities during the nine months ended March 31, 2011 totaled $235,884 versus $29,635 in the comparable period in the prior year. Our investing activities during the current period consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During the remainder of fiscal 2011, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering, which was completed in May 2010.

Financing Activities

We did not have any financing activities during the nine months ended March 31, 2011. During the nine months ended March 31, 2010, our financing activities consisted primarily of withdrawals by the general partners of the predecessor partnership of $79,614 and borrowings on the revolving credit loan of $1,519,927, as well as $727,727 of equity offering costs.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the nine months ended March 31, 2011.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," which is now codified under FASB ASC Topic 350, "Intangibles - Goodwill and Other." This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units' goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our consolidated financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," which is now codified under FASB ASC Topic 805, "Business Combinations." A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In December 2010, the U.S. Department of Agriculture ("USDA") published the final environmental impact statement on Roundup Ready Alfalfa ("RRA"). Following that publication, in late January 2011, the USDA announced the deregulation of RRA, without imposing any regulations, providing any guidance pertaining to field separation or mandating any other conditions. We believe that Forage Genetics, a co-developer of RRA, and other licensed seed companies, have a substantial supply of RRA in inventory that has been awaiting this decision, and Forage Genetics has publicly announced that RRA will be available for the spring 2011 planting season. This development potentially could adversely impact our sales. Domestically, hay farmers may choose the GMO alfalfa seed over our seed in order to control weeds with Roundup, Monsanto's powerful herbicide. Internationally, we may face a challenge to demonstrate to the customers of our distributors that our seed is free of any cross-contamination between GMO and organic and conventionally-farmed fields since GMO crops currently are prohibited in most of the international markets in which our distributors sell our proprietary seed. No decision has been made whether it is in our best interest to enter the GMO alfalfa market, and no timetable for such a decision has been fixed. In the intervening time period, our domestic sales could be negatively impacted, although the actual impact on the alfalfa seed market in general and on sales of our proprietary seed, in particular, is currently unknown.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

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

Since receipt of the net proceeds from the IPO, we have used $2,173,142 to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank credit facility; and $1,342,964 to pay the principal and accrued interest owed on the promissory notes issued to the former partners of S&W Seed Company, a general partnership and to purchase the final 15% of the general partnership not previously owned by our wholly-owned subsidiary, Seed Holding, LLC. We also used approximately $360,208 of the net proceeds allocated to working capital to pay the net amounts owed to our grower and customer, Triangle T, and approximately $1,276,356 to pay the remaining amounts owed to our growers for alfalfa seed we previously purchased. We also have used approximately $311,901 to fund our stevia pilot program, $182,646 to fund research and development and $192,441 to fund an upgrade of our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of May, 2011.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)