Form 10-K
period 2011-06-30
S&W Seed Co
filed 2011-09-27
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

(559) 884-2535
 (Registrant's Telephone Number,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $10,527,000.

The number of shares outstanding of common stock of the Registrant as of September 26, 2011 was 5,800,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement related to its 2011 Annual Meeting of Stockholders be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 30, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold continue to be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline does not recover as quickly as we anticipate, macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this Report, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a leading producer of warm climate, high-yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils. We also offer seed cleaning and processing for other seed manufacturers, leveraging the excess capacity currently available at milling facilities. In addition, in fiscal 2010, we launched a business expansion initiative to commercially produce stevia leaf in the U.S. in response to growing global demand from the food and beverage industry for the all-natural, zero calorie sweetener. In that regard, in June 2011, we planted our first commercial acreage of stevia seedlings and anticipate that we will earn our first stevia-generated revenues in fiscal 2012.

We own a seed cleaning and processing facility in Five Points, California that we constructed and have operated since 1980. Our facility was modernized and rebuilt in the late 1980's. The property encompasses a total of 40 acres, including 35 acres that are in reserve for future development and five acres on which are situated permanent structures and three seed processing lines. We believe that the replacement cost of our Five Points facility would be at least $12 million. The facility has been operating at less than 25% of capacity, providing ample opportunity for growth. We recently have begun capitalizing on our facility's central location in the San Joaquin Valley by more aggressively marketing our seed cleaning and processing services to other growers of alfalfa seed, as well as growers of small grains such as wheat, barley and triticale, which are processed earlier in the year compared to alfalfa seed.

World Agriculture Overview

One of the biggest challenges of the 21st century will be to expand agricultural production so that it can meet the food and nutritional demands of the world's growing population. According to World Population Prospects, The 2008 Revision, Executive Summary, published by the United Nations in 2009, the world population is projected to reach 7.0 billion in late 2011, up from the 6.8 billion previously estimated, and surpass 9.0 billion people by 2050.

Improvements in farm productivity have allowed agriculture to keep pace with growing food demand. Yield- enhancing technologies such as mechanization, hybrid seed and crop protection chemicals have enabled farmers to meet the ever-growing demand for food. Because of decreases in the amount of arable land and shrinking worldwide fresh water resources, further increases in agricultural production must come from improvements in agricultural productivity. We address this need by breeding high-yielding alfalfa seed that is tolerant to inferior, saline soils, thereby allowing farmers to make marginal soils with inferior water quality as productive as superior soils.

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing animal feed, known as "forage." Seed is planted to produce alfalfa that is then used for grazing, "greenchop" (fresh alfalfa cut in the field without drying), silage, baled hay, cubes or pellets as a primary food stock for the livestock industry, which includes dairy and beef cattle, horses and sheep. Although originally a hot climate plant native to the Middle East, dormant and semi-dormant varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which fully dormant varieties are rated 2 through 4, and the most non-dormant varieties are rated 10. The non-dormant varieties are best suited to hot, dry climates, where the growing season is able to be sustained for most of the year, resulting in larger yields per plant.

Approximately 80 million pounds of alfalfa seed are produced in the U.S. each year according to a study by Shannon Mueller (Alfalfa Seed Production in the Western United States, published by the University of California at Davis). The Pacific Northwest produces seed of semi-dormant and dormant varieties, while substantially all of the seed produced in California is of non-dormant varieties, with dormancy ratings of between 7 and 10. The climate in the western U.S. is excellent for production of high-quality alfalfa seed, and Mueller's study cited above estimates that 85% of U.S. alfalfa seed is produced in California, Idaho, Oregon, Washington and Nevada. Although California is the largest supplier of alfalfa seed in the U.S., changes in economics, including the cost of water and the economic return to farmers for planting competing crops, as well as environmental and regulatory constraints, including pesticide regulations, have had a negative impact on California production. While expansion in Idaho, Oregon and Washington has maintained total U.S. supplies of alfalfa seed at a near constant level, this production has not replaced California's production of non-dormant varieties because these Northwestern states lack the warm climate suited to non-dormant varieties. A significant percentage of California's production is exported to the Middle East, North Africa, Mexico and other hot, arid regions of the world.

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

Stevia and the Sweetener Industry

High-grade stevia is a fast-growing newcomer in the estimated $50 billion global sweetener market, which is still dominated by sugar, although sugar substitutes now account for more than $5 billion of the global sweetener market (according to data derived from Artificial Sweeteners-Global Strategic Business Report, Global Industry Analysts, Inc., July 2007; United States Department of Agriculture, Economic Research Service, and World Sugar Reports).

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

High-intensity sweeteners, also known as artificial sweeteners, currently represent only a small portion of the global sweetener market. However, because that market is so large, high intensity sweeteners still represent billions of dollars in annual sales. According to Artificial Sweeteners—Global Strategic Business

Report, referred to above, based on historical trends, high intensity sweeteners are expected to increase their share of the global sweetener market annually. The primary products in this category include (i) aspartame, which is marketed under the brand names Equal® and NutraSweet®, (ii) saccharin, which is marketed under the brand name Sweet'N Low® and (iii) sucralose, which is marketed under the brand name Splenda®. These products are classified as "high intensity" sweeteners because they are estimated to be at least 200 times sweeter than sugar.

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

Stevia has been used broadly in Japan since the 1970s. Despite its acceptance in other countries, stevia has had only limited market penetration in the U.S. A 1995 FDA interpretation treated stevia as a nutritional supplement for product-labeling purposes, which precluded its use as a food additive. As a result, stevia was found primarily in natural and health food stores. In December 2008, the FDA issued two no objection letters to companies seeking a determination that Rebaudioside A ("Reb-A"), a high-purity stevia glycoside extract, could be designated as GRAS, which means "generally accepted as safe" as a food additive. This designation has resulted in stevia's emergence as a potentially "mainstream" sweetening product. Both The Coca-Cola Company and PepsiCo, among other companies, are now marketing products incorporating stevia extracts. Mintel International, a global supplier of consumer, product and media information, stated in a September 2009 press release entitled "Stevia market to break $100 million this year," that by mid-July 2009, stevia sales in the U.S. had exceeded $95 million in 2009, compared to approximately $21 million in all of 2008. They also projected that the stevia market could exceed $2 billion by the end of 2011. Annual new product activity for stevia more than doubled between 2007 and 2008, and in the first eight months of 2009, Mintel's Global New Products Database (GNPD) monitored the launch in the U.S. of more than 110 food, drink and healthcare products made with stevia by leading global food and beverage companies such as The Coca Cola Company, Cargill Incorporated, PepsiCo and Merisant Company.

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

In the food and beverage industry, products catering to healthy lifestyles are one of the key drivers in sector growth. Increases in obesity, diabetes, and associated health risks have led consumers to pay more attention to diet. Global trends toward natural, healthy, organic and "green" products have been evident. Food and beverage companies are formulating and launching new products in response to consumer demand, and we believe stevia provides a solution that fits within consumer expectations for taste and health benefits. We anticipate that trends toward healthier living will continue to drive the market opportunity for stevia.

We believe stevia extracts such as Reb-A are positioned to become leading high-intensity sweeteners as a result of their appealing profile, which includes:

  zero calories;

  100% natural and thus perceived as healthier than artificial sweeteners;

  stable under heat and thus can be utilized in processed foods;

  200 to 300 times sweeter than sugar; and

  measures zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic diet.

We also believe that the acceptance of stevia as a mass market sweetener in the U.S. and, in the future, European markets, will create a demand for agricultural production of high quality stevia varieties. We believe that acreage under cultivation for stevia leaf will need to increase substantially in the years ahead in order to meet projected demand.

Although UC Davis conducted pilot programs for stevia production as early as 1984, the stevia plant has not yet entered agricultural production in California on a commercial scale. We believe that widespread acceptance of stevia and its derivatives will justify large-scale commercial production in the U.S. and that the climate in the California's San Joaquin Valley is well-suited for stevia cultivation. We also believe that the stringent regulation of agricultural production in California by state and federal government agencies inspires consumer confidence in products grown and processed in California, and therefore, California is poised to be a major grower and processor of stevia as the commercial market for food, drink and healthcare products incorporating stevia grows.

Business Strategy

We plan to enhance our growth potential and improve gross margins, by increasing our alfalfa seed business and by leveraging our expertise in plant development, seed processing and marketing into a new business opportunity in the newly opened U.S. market for stevia production.

Our goal is to grow our alfalfa seed business by:

  increasing distribution into foreign markets through direct sales in the Middle East and North Africa and through credit extensions to key distributors in those and other foreign markets;

  increasing advertising and promoting worldwide the economic advantages of our high-yielding, salt-tolerant alfalfa seed varieties;

  leveraging our existing grower base to expand alfalfa seed production; and

  expanding and improving our distribution channels.

We also plan to exploit the emerging market of stevia breeding, cultivation and sales. We have begun this process by:

  breeding the best varieties for producing the highest Reb-A content stevia for our local growing conditions;

  developing methods for mechanizing the harvesting and processing of stevia to reduce labor costs in order to be competitive with stevia processing in China, where most stevia currently is processed; and

  entering into a non-exclusive supply agreement with a major stevia processor

As our stevia production operations grow beyond what we choose to grow ourselves, we expect to leverage our existing grower base to provide us with a strong grower base in the San Joaquin Valley for our stevia plant production.

We also continue to leverage our milling facilities in an effort to expand our seed cleaning and conditioning operations by pursuing new co-packing arrangements with other seed companies;

Alfalfa Seed Product Development

We produce, condition and market certified alfalfa seed varieties that are optimized for Mediterranean climates. Alfalfa plants that contribute genetics to our alfalfa varieties are selected from old alfalfa plantings by visual and analytical means for preferred characteristics of both above ground shoot growth and for healthy roots under multiple adverse growing conditions.

Seed development is divided into three stages: The breeder generation of seed is planted to produce the foundation generation of seed. Foundation seed is planted to produce certified seed for marketing. Foundation seed is the seed that we produce from the original seed of a particular variety (breeder seed) and maintain to generate larger crops of what then will become certified seed. The point at which breeder seed becomes foundation seed is entirely up to us in cooperation with the California Crop Improvement Association, and if sufficient breeder seed is available, we may go directly to certified seed, skipping the foundation seed stage completely. However, the foundation seed cycle is usually needed to produce sufficient seed to increase the acreage planted to yield the certified seed.

The selection process and seed production process is outdoors under normal field growing environmental conditions. Our competitors' varieties are mostly developed in greenhouses with fabricated soils and controlled atmospheric conditions.

We differentiate ourselves by planting in an outdoor nursery with highly saline soils and caged in 30 feet by 30 feet plots for cross-pollination of flowers using both honey bees and leafcutting bees to produce what is known as synthetic generation No. 1 seed. ("Syn 1 seed").

Syn 1 seed is then planted in another block within the outdoor nursery to determine if plant growth is uniform for desired visual traits. If plant growth is acceptable, then second generation seed ("Syn 2 seed") is produced. Syn 2 Seed is tested for forage yield in third party university yield trials in the expected areas of environmental use. Syn 2 seed is also tested for resistance to several insects, diseases and nematodes by a contracting laboratory. Although we use a particular laboratory for this purpose, this work can be handled by a number of different independent laboratories.

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

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding. We believe we differentiate our products by optimizing our varieties for geographical regions with high-temperature climate and high-salt soil. Our leading competitive advantage is that farmers can achieve excellent alfalfa hay production with our seed varieties, notwithstanding adverse temperature and soil conditions. We operate research projects in North and South America and participate in yield trials in virtually all of the major alfalfa production areas of the world that have Mediterranean climates. Historically, a significant portion of our seed has been exported to the Middle East where these conditions exist. Through our distributors, we also export a small quantity of seed to Mexico, Morocco, and Peru. Because of its high-protein content and highly digestible fiber, alfalfa is grown for dairy feed which, in turn, produces dairy products that serve as an economical protein source.

Many years are needed to create, test and build a market for seed products. We enjoy barriers to entry because of the long length of time required to develop competitive alfalfa seed varieties. We have been developing our current proprietary, high non-dormancy varieties since 1980. Our alfalfa-breeding program has focused on improved forage yield, salt tolerance, forage quality, pest resistance and persistence (stand life). Our high-yielding seed varieties enable farmers to harvest more hay from identical acreage, as compared to our competitors' lower yielding varieties. Our accomplishments include:

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

Our primary products are our high fall dormancy ("FD") (i.e., the higher end of the non- dormant scale) alfalfa seed varieties. In addition, we also have developed, and we continue to market and sell, other varieties, including FD 7, 6 and 4 varieties. We sell only seed certified by the California Crop Improvement Association ("CCIA"). The following table highlights, in order of FD rating, certain traits and other information regarding our high FD alfalfa seed, including the year of introduction, target markets and university trial results.

Variety	Year	Description	Target Markets	University Trials
SW 10	2004	High yielding Resistant to fusarium, spotted aphid, blue aphid and bacterial wilt	Extremely hot areas of California (including South San Joaquin and the Imperial Valley), Arizona and Saudi Arabia

Highest yield in University of Arizona trial of 25 varieties at Tucson-2001 to 2003

Second highest average yielding variety in UC Davis forage trial of 44 entries at Imperial Valley-2001 to 2003 (APR 287, Dec. 2003)

SW 9628	2001	High yielding, persistent, Group 9 dormancy variety Same resistance as SW 10	Extremely hot areas of California (including Palo Verde and Southern San Joaquin Valleys), Arizona and Saudi Arabia

Highest yielding alfalfa in three-year trials of 51 varieties by UC Davis at both Imperial Valley and Kearney Research Centers from 1997 to 2000 and in the University of Arizona trials of 23 varieties at Tucson-2008 to 2010
(APR 267, Jan. 2000; APR 273, Jan. 2001)

SW 9720	2001	Very good results in a very wide array of adverse conditions, including salty irrigation waters and salty soils Consistently high yields of high quality hay	California (Central Valley) and Saudi Arabia

Currently No. 1 high yielding variety in UC Davis three year trial; (APR 300, Dec. 2009) Highest yielding alfalfa in UC Davis forage trial of 48 non- dormant entries for 1998 and 1999
(APR 267, Jan. 2000; APR 273, Jan. 2001)

Out-yielded CUF 101 (a non-proprietary, common variety) in Imperial Valley three-year trial by 5.2% and is currently performing well in trials at University of Arizona at Maricopa, Arizona
(APR 287, Dec. 2003)

Leads all entries in both yield and feed quality in the current trials at the USDA salinity laboratory where alfalfa and other forage species are under salt water irrigation management at Riverside, California
("Evaluation of salt-tolerant forages for sequential water reuse systems, II. Plant-ion relations," by C.M. Grieve, J.A. Poss, S.R. Grattan, D.L. Suarez, S.E. Benes, P.H. Robinson, April 2004)

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

The trials referred to in the above table above were conducted by independent university researchers, and the more recent results are posted on their respective websites. For the trial results compiled by UC Davis, see http://alfalfa.ucdavis.edu/, then click on the link for the Variety Selection drop down menu to select specific trials. The UC Davis trial results are also published in Agronomy Progress Report, published by the Agronomy Research and Information Center of UC Davis. References in the above table to "APR" are to Agronomy Progress Report. For trial results compiled by the University of Arizona, see http://ag.arizona.edu/research/azalfalf/yield/. In addition, the 2008 yield trial results compiled by the University of Arizona, which include results for SW 10, SW 9628, SW 9720, SW 9215 and SW 8718, are available in Nondormant Alfalfa Varieties for Arizona-2008, September 2008, published by the College of Agriculture and Life Sciences, Arizona Cooperative Extension.

In June 2010, we announced the commercial launch of our newest certified seed variety, a high-yielding, highly-salt tolerant alfalfa seed that is an "8" dormancy variety, which we called SW 8421S. We are not aware of any other "8" dormancy salt-tolerant alfalfa seed varieties on the market. This variety was available for sale for the first time during the sales season in fiscal 2011.

We continue to develop other varieties of alfalfa seed, focusing primarily on non-dormant, salt-tolerant varieties. We also plan to create blends of seed varieties. We grow no alfalfa seed intended for human consumption, which alleviates the need to comply with the more rigorous regulatory requirements applicable to products intended for human consumption.

Currently, Europe, the Middle East and certain other parts of the world prohibit the sale of genetically modified organism ("GMO") alfalfa. Therefore, historically, we have not employed genetic engineering in the breeding of our seed varieties, which permits our products to be sold throughout the world. With the January 2011 deregulation by the U.S. Department of Agriculture of Roundup Ready alfalfa, a GMO product, Roundup Ready alfalfa may be grown in the United States, currently without any regulations governing field isolation and other protections. This decision has forced us to evaluate our options with respect to Roundup Ready alfalfa and its impact on our business strategy and operations. We could seek to obtain a license in order to incorporate the GMO traits into one or more of our varieties for sale as Roundup Ready alfalfa to U.S. customers and/or we could decide to grow a portion of our seed outside the U.S. in order to protect our seed from possible cross-contamination for sale in our international markets.

Alfalfa Seed Cleaning and Processing

During fiscal year 2011, we processed approximately two million pounds of seed on our three cleaning lines, which is less than 25% of the capacity of our cleaning and processing facility. This under-utilization estimate is based on the fact that we currently operate the facility for one eight-hour shift per day, using two of our three processing lines, and only from July until November. By hiring more employees to run the plant 24-hours per day (that is, adding two additional shifts per line) and continuing our processing operations through December, we could process over 24 million pounds of seed per year, compared to the approximately two million pounds of seed that we processed in the 2011 fiscal year. We expect to continue efforts to increase the utilization of our processing facilities in future growing seasons, both by adding shifts and, where advisable, implementing further plant improvements that we believe would increase plant efficiency and provide additional benefits to our customers.

The production process is straightforward: Upon harvesting, our growers collect raw seed in large truck-pulled containers loaded from combines on their fields. We weigh each container as it arrives from the grower. Each lot is tagged with customer-specific lot numbers and its weight, then stored in one of our bulk storage tanks. We then move seed from the bulk storage tanks into our milling facility, to one of our operational seed cleaning lines, where we clean the seed, removing foreign matter, such as weeds. The seed is then weighed, bagged, palletized until ready for shipment and then shipped. Although our basic cleaning process is the same for each lot, we can treat specific seed pursuant to the customer's specifications, including chemical applications. Some export and domestic orders also require the seed to be coated, which we outsource to a seed-coating company.

We take samples to determine if all weed seed and inert material has been removed. As the samples are cleared by an official seed analysis report, we send the reports to the CCIA for certification. Once seed is certified by the CCIA, we bag it in sacks for our domestic sales.

We bag with S&W logos for each variety and label with a California "Certified" tag. We also offer custom bags for customers with logos incorporated into the bag print. If seed is treated with a chemical of any kind, a treatment tag must also be placed on the bagged, finished product. Most of our seed sold into the domestic market is not chemically treated. If seed is used to satisfy an export order, we usually treat it with a widely used seed fungicide, and then bag for the order immediately prior to shipment.

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

Unlike many seed varieties, particularly many kinds of vegetable seed, alfalfa seed improves with some aging. If we do have unsold seed at the end of the planting season, it can be stored and sold in the following year.

Sales, Marketing and Distribution

We sell high quality proprietary seed product to those parts of the world with hot, arid climates, which include the Western U.S., Mexico, South America, the Middle East and other countries with Mediterranean climates. Unlike cooler climates, the geographic areas on which we concentrate are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. Our customers are primarily our distributors, dealers and, to a lesser extent, end users. Our distributors and dealers, in turn, sell to end users of our alfalfa seed, consisting primarily of dairy farmers and other hay growers.

Although we have a sales team of three people, we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with our distributors, but instead, operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Historically, all of our international sales were made to U.S. distributors who then, in turn, sold our seed into foreign markets. Through our distributors, our primary export market has been Saudi Arabia and, to a lesser extent, other Middle Eastern and North African countries such as Sudan, Egypt and Morocco. We also market in Mexico and, to a very small degree, other Latin American countries, which we view as an important area for potential expansion.

At the end of fiscal 2011, our distributor in the Middle East and North Africa closed its business, and we purchased the customer list from the owner in July 2011. With the cooperation of our former distributor and the consulting services of its owner, we have begun selling directly to that former distributor's customers. One of the new Saudi Arabian customers to whom we sold directly represented approximately 20% of our consolidated revenue in fiscal 2011. We expect this customer to represent a significant portion of our revenue in fiscal 2012 as well. The loss of this customer would have a material adverse effect on our business unless we were able to offset the lost alfalfa seed revenue with sales from other alfalfa seed customers or other sources. We do not have a written contract with this customer; however, we believe our relationship with this customer is strong.

Domestically, we market our alfalfa seed in California, Arizona, New Mexico, Texas and Nevada. Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Since our marketing efforts in California have been somewhat limited in recent years, we believe there are opportunities to expand our sales volume in California by implementing a marketing program that will reach beyond the network of customers and end users with whom we typically transact business. We launched this new marketing effort in late June 2010, with our first ever radio advertising campaign in order to educate local alfalfa hay growers in California's Central Valley as to the benefits of our high yield, non-dormant, salt-tolerant certified alfalfa seed varieties.

The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors do not include a right of return. Typical terms for domestic customers require payment in full within 60 days of the date of shipment. Sales to our international customers are either paid in advance of shipment or typically within 90 days of shipment. Our credit policies are determined based upon the long-term nature of the relationship with our customers. Credit limits are established for individual customers based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable.

Both farmers (dairy farmers and hay growers) and dealers use pest-control advisors who recommend the varieties of alfalfa that will produce the best results in a particular location. Therefore, a key part of our marketing strategy is to educate the consultants, as well as the farmers, as to benefits of our non-dormant varieties of seed.

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed varieties of those persons who make the hay growing decisions. Accordingly, we plan to continue to expand our sales and marketing activities, a process that began shortly after our initial public offering. We intend to increase our sales force, continue to place advertisements in trade journals, participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate, as well as devote significant resources to media resources, such as the radio campaigns.

Grower Production

We contract with farmers primarily located in the San Joaquin Valley of California to produce our alfalfa seed. Most of our growers are located no more than an hour's drive from our processing facility. Triangle T Ranch, WC Davis Farms, and N.F. Davis Dryer collectively accounted for approximately 51% of our total seed purchased in fiscal 2011. The loss of any of these growers could have a material adverse effect on our ability to have sufficient inventory available to satisfy the needs of our customers. We enter into one-year contracts to purchase seed. The price for the seed is fixed annually and does not vary from grower to grower or variety to variety. We pay our growers based on the weight of cleaned and processed seed.

In fiscal 2011, we entered into a farmland lease agreement under which we are now able to plant up to 800 acres annually. We expect to begin growing selected varieties of our alfalfa seed on a portion of the leased property beginning in fiscal 2012. Nevertheless, we expect that our primary source of alfalfa seed will continue to be our local growers, planting for us under one-year production contracts.

Alfalfa seed is an extremely demanding crop to grow, and many farmers do not have the skill or experience needed to consistently obtain satisfactory results. Our network of growers has that expertise. We have worked with many of the same growers for much of the past 25 years, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed varieties each year. The growers incur their greatest cost in the first year of production, when they plant seed, eradicate weeds and pests and manage the pollination process; they then may be able to harvest seed from the same stands for several additional years, with the average alfalfa seed field producing for three years. We believe we have the ability to expand our production with our existing growers, although we also believe that we could contract with additional growers if our current network of growers could not fulfill our needs as we expand our business or otherwise.

Although a right of return does not exist, from time to time we will allow growers to return unused alfalfa seed to us for credit against future sales. These infrequent product returns are a result of seed delivered to the grower's farm at the time of planting that was found to be in excess of the amount needed to fully plant the grower's farmlands. These credits issued to growers are small and infrequent. If a right of return existed in our seed business, sales revenue would be reduced at the time of sale to reflect expected returns.

Milling Services

In addition to processing seed for our alfalfa seed business, we also provide milling services for outside growers' alfalfa seed, as well as small grains, such as barley and wheat. We currently have one co-packing agreement under which we clean, process and bag another company's triticale varieties. In fiscal 2011, milling services was the only portion of our business to record increased revenues over the prior year. We believe processing is a valuable service that we can make available to neighboring growers, and we plan to pursue other co-packing opportunities as they become available as a means of increasing our revenue and using the excess capacity in our mill.

Stevia Breeding and Production

We believe that the FDA's GRAS no objections letters issued in December 2008 with respect to the stevia extract, Reb-A, opened a previously largely untapped market for high quality stevia leaf production in the U.S. Therefore, in fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on sample stevia material sourced from stevia plant breeders in India, China and Paraguay. We planted our first small-scale commercial crop of stevia in May and June 2011 and expect the first harvest during the first quarter of fiscal 2012. With no history of stevia operations, we cannot guarantee that our stevia production operations will prove profitable.

We believe that the method for growing alfalfa plants for seed can be easily adapted to stevia and that production of stevia plants is likely to be substantially less demanding of farming expertise than alfalfa seed production. We further believe that our existing grower base provides a scalable production platform for large scale cultivation of stevia in the San Joaquin Valley. However, our first commercial crop was planted by us on the property of one of our alfalfa seed growers rather than contracting the growing of stevia to third party growers. We pay $6,745 per month to this grower for use of the land and associated costs. In future years, we may contract with other growers but have made no specific plans in this regard.

Stevia must be processed promptly, through desiccation, or much of the natural sweetening agent will be lost through organic decomposition. Our processing facility, located in the heart of California's San Joaquin Valley, is within a short distance of farmland that we currently have planted, as well as additional farmland we believe is well suited for stevia production. After harvest, we will process the stevia, which will primarily involve separating the leaves from the stems, drying the leaves and packaging them, and will then market and sell the dried stevia leaf to companies that process it for its derivatives (primarily Reb-A) for incorporation into food and beverages.

In July 2010, we entered into a five-year supply agreement with a major stevia processor that has agreed to purchase our production of stevia that is grown from plants sourced through that company or its agents, up to certain maximum amounts. Our goal is to select or breed varieties that produce the highest Reb A content stevia under our local growing conditions, which we believe will be desired by our future customers. The supply agreement does set certain minimum specifications for Reb-A content and other factors, and our stevia cultivation program has focused on developing varieties that meet the stated requirements.

In line with expectations, during the first year of our stevia initiative, we did not earn any revenue from stevia sales but instead used the trial period for proof of concept purposes and to determine which varieties are likely to be best suited for commercial exploitation. We expect our first stevia revenues will be earned in connection with the supply agreement during fiscal 2012.

Seasonality

Sale of alfalfa seed is affected by seasonal planting patterns of farmers in the geographical areas in which our seed varieties are sold. Our sales and earnings performance typically is the strongest in the first and second fiscal quarters. As a result of the seasonal nature of our business, our alfalfa seed inventory is at its highest level at the end of the first fiscal quarter (September 30) and is reduced by sales during the remaining quarters. Our working capital requirements are typically greatest in our second and third fiscal quarters (between October and March) since payments to growers are largely deferred until this time. Our trade receivables increase through the selling season to peak at the end of the second fiscal quarter. We experience seasonality in capacity utilization at our Five Points, California facility associated with the alfalfa seed harvest (typically September and October) and, to a lesser extent, the wheat harvest (typically June, July and August).

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

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Cal/West Seeds (a cooperative of seed growers), Dairyland Seed Co., Inc. (owned by Dow AgroSciences LLC, a wholly-owned subsidiary of The Dow Chemical Company) and Pioneer Seed Company (a Dupont business). We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field. In addition, we believe that our strong personal relationships with growers in the San Joaquin Valley and our reputation for breeding and producing high quality varieties of alfalfa seed that manifest the traits the farmers need combine to give us a competitive advantage in the niche market for highly salt- and heat-tolerant, non-dormant alfalfa seed.

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

  devote greater resources to developing, marketing or selling their products;

  respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our products or potential products obsolete or less preferable;

  obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products we might otherwise develop;

  withstand price competition more successfully than we can;

  establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and

  take advantage of acquisition or other opportunities more readily than we can.

We are a new entrant in the stevia production business and do not expect to compete with companies that process stevia for the food and beverage industry. Our major competitors are existing stevia producers, primarily located in Japan, Korea, China and Malaysia, where stevia has been grown for many years. The vast majority of these stevia farmers are subsistence-based farmers in the developing world. While we are not aware of any significant domestic competitors, there are farmers and companies beginning to plant stevia for commercial production. We expect that additional competitors, both foreign and domestic, may enter the stevia farming business as stevia extracts are incorporated in more food and beverage products, thereby increasing the demand for stevia leaf.

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

We also are subject to the Federal Seed Act (the "FSA"), which regulates the interstate shipment of agricultural and vegetable seed. The FSA requires that seed shipped in interstate commerce be labeled with information that allows seed buyers to make informed choices and mandates that seed labeling information and advertisements pertaining to seed must be truthful. The FSA also helps promote uniformity among state laws and fair competition within the seed industry.

Because we will only be acting as a breeder and supplier of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the FDA for a GRAS no objections determination or any other FDA approval. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our stevia operations are subject to any special regulatory oversight.

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

Employees

As of September 26, 2011, we had seven full-time employees and 16 part-time, seasonal employees. Our chief financial officer works for us part-time. Of the full-time employees, three work in operations, two work in sales and two are in administrative positions. All of the 16 part-time, seasonal employees work in operations. Our labor requirements typically peak during the first fiscal quarter, when we generally use temporary labor to supplement our full- time work force. We also retain consultants for specific purposes when the need arises. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers

Our executive officers as of September 26, 2011 are as follows:

Mark S. Grewal, age 55, President and Chief Executive Officer

Mr. Grewal was appointed our President, Chief Executive Officer and a director in October 2009. Beginning in February 2009 until October 2009, he provided advisory services to S&W Seed Company, our predecessor general partnership (the "Partnership"). He became our full-time employee in October 2010. Since October 2009, he also has held the title of President and manager of our subsidiary, Seed

Holding, LLC. Mr. Grewal served as the Chief Executive Officer, President and Farm Manager of Chowchilla, California-based Triangle T Partners, LLC ("TTP") from August 2009 through October 2010 and held the same positions with Triangle T Ranch, Inc. ("TTR"), the parent of TTP during the same period. At TTP and TTR, Mr. Grewal was responsible for all operations involved in farming a 13,000 acre diversified farming operation. From January 2006 until he joined TTR, Mr. Grewal was the principal of Grewal Consulting, in Lemoore, California, where he addressed water, land, drainage and fertilizing, herbicide and insecticide management issues. From February 2005 to December 2006, Mr. Grewal served as the Chief Operations Officer of SK Foods, in Lemoore, California, a leading grower and processor of vegetable products for remanufacturers, retail and foodservice markets ("SK Foods"). His responsibilities included being in charge of procuring raw products to ensure proper plant production, with the goal of maximizing cost benefits. Mr. Grewal has served in various executive management and operational roles for over 26 years with JG Boswell, Co., in Corcoran, California, a very large grower of agricultural crops. From 1999 to February 2005, Mr. Grewal served as the Vice President of Ranching and a member of the Board of Director of JG Boswell, Co. At both SK Foods and JG Boswell, he managed over 300 employees. Mr. Grewal is Chairman of the Board of California Ammonia Co., Chairman of the Plant Science Advisory Council of California State University and a member of the Leadership Committee of California State University, Fresno. Mr. Grewal earned a B.S. in Agronomy from California State University, Fresno, and an M.A. in Leadership from Saint Mary's College, Moraga, California.

Matthew K. Szot, age 37, Vice President of Finance and Chief Financial Officer

Mr. Szot has served as our Vice President of Finance and Chief Financial Officer since March 2010. He devotes such time as is necessary to carry out his functions as our Vice President of Finance and Chief Financial Officer, which is approximately 60 hours per month, but can increase significantly from month to month. Since February 2007, Mr. Szot has served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provides executive financial services to various publicly traded and privately held companies. Since July 2011, Mr. Szot has also served as the Chief Financial Officer for CommerceTel Corporation. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. Mr. Szot also served as Chief Financial Officer of Trans-Pacific Aerospace Company, Inc. from June 2009 to October 2010 and as Chief Financial Officer of Management Energy, Inc. from January 2009 to September 2010. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

Daniel Z. Karsten, age 44, Executive Vice President of Operations and Plant Manager

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

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Our earnings may be sensitive to fluctuations in demand for our products.

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control. Our earnings declined significantly in fiscal 2011, largely driven by a decline in demand by end users both domestically and internationally. The severe downturn in the California dairy industry in recent years that resulted from over-supply has had a corresponding negative effect on sales of alfalfa hay. Therefore demand for our alfalfa seed in the domestic market declined during fiscal 2011. In the past year, demand for our certified seed also severely declined in the Middle East, which historically has been a significant market. The decline was primarily the result of common, uncertified seed flooding the market at lower prices than those at which we were willing to sell our certified seed. As a result of this price competition, the demand for our proprietary seed materially declined in fiscal 2011. These circumstances could continue or reoccur, and our earnings could again be negatively impacted. In addition, demand for our products could decline because of ordinary, more expected, supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices.

Market prices for our alfalfa seed can be impacted by factors such as the quality of the seed and the available supply, including whether lesser quality, uncertified seed is available. Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors influencing the quality of the seed and therefore, the market price at which we can sell our seed to our customers. A decrease in the prices received for our products could have a material adverse effect on our business, results of operations and financial condition.

Our inventory of seed can be adversely affected by the market price being paid for other crops.

We rely on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow alfalfa seed in favor of receiving a higher return from an alternative crop planted on the same acreage. Some of our growers who have grown alfalfa seed for us for many years did not grow seed for us in fiscal 2011 in order to make acreage available to plant cotton and reap a portion of the historically high prices being paid for that crop in 2011. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers, and our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed, and we may have not be able to get them to return as customers once our inventory levels have returned to normal.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. While historically, we have not grown the alfalfa seed we sell, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed, reducing our inventory and supply of seed we sell to our customers, increasing our costs and decreasing revenue and gross margins, which may have a material adverse effect on our business, results of operations and financial condition. Moreover, beginning in fiscal 2012, we expect to directly grow a small portion of our alfalfa seed and therefore, the adverse effect of weather and pests could impact us directly in future periods.

Because our alfalfa seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

We expect that the majority of our revenues will continue to be generated from our alfalfa seed business, even though we have recently entered the commercial stevia growing business. Our alfalfa seed business is highly seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. As a result, operating activities during the second and third fiscal quarters use significant amounts of cash because we typically pay our growers progressively, starting in the second quarter. In contrast, operating activities for the first and second fiscal quarters typically generate cash as we ship inventory and collect accounts receivable. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

Historically, we have relied upon a small group of customers for a large percentage of our net sales, including Genetics International, which served the Saudi Arabian market. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Fiscal 2011 was a year in which we experienced significant changes in sales concentration because Genetics International was severely negatively impacted by market factors in the Saudi Arabian seed market, resulting in it purchasing a far smaller quantity of seed than it had purchased in recent years. Genetics International has left the alfalfa seed business, and since June 2011, we have been selling directly to its former customers. One of those customers, Sorouh Agricultural Company represented approximately 20% of our net sales in fiscal 2011, and we expect that that customer, together with S.C.A.L.E Ag Services, a domestic distributor, will represent a material amount of our sales in fiscal 2012.

We do not have written contracts with either of these or any other of our customers. The loss of, or a significant adverse change in, our relationship with these customers, or any other major customer, could have a material adverse effect on our business, financial position, results of operations and operating cash flows. The loss of, or a reduction in orders from any significant customers, losses arising from customers' disputes regarding shipments, product quality, or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse effect on us. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

Because we do not grow most of the alfalfa seed that we sell, we are substantially dependent on our network of growers, and our sales, cash flows from operations and results of operations may be negatively affected if our largest growers were to stop supplying seed to us.

Historically, we have relied on a relatively small network of growers of alfalfa seed that together have provided all of the seed we sell to our customers. Although beginning in fiscal 2012, we expect to grow a portion of our own seed, most of our seed will continue to be grown under annual contracts with farmers in the San Joaquin Valley. Three growers collectively accounted for approximately 51% of our total seed purchases in fiscal 2011. Many of our growers have had long-term grower relationships with us. However, we do not have long-term supply contracts with any of these growers, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices or competition could disrupt our chain of supply. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenues in the subsequent marketing season. Such disruption could also damage our distributor relationships and rancher and farmer loyalty to us if we cannot supply the quantity of seed expected by them. We encountered a meaningful shift in our grower network in fiscal 2011, with some of our growers who had grown for us for many years opting to cut back their alfalfa seed acreage or to not grow alfalfa seed at all. This situation could reoccur and could negatively impact our revenues if we do not otherwise have sufficient seed inventory available for sale.

A lack of availability of water in California's San Joaquin Valley could impact our business.

Adequate quantities and correct timing of the application of water are vital for most agriculture to thrive. Whether particular farms are experiencing water shortages depends, in large part, on their location. However, continuing drought conditions can threaten all farmland other than those properties with their own water sources. Although alfalfa seed is not a water-intensive crop, the availability or the cost of water is a factor in the planting of the alfalfa hay grown from our seed. If the dairy farmers and others who purchase our alfalfa seed to grow hay cannot get an adequate supply of water, or if the cost of water makes it uneconomical for the farmers to grow alfalfa, we may not be able to sell our seed, which could have an adverse impact on our results of operations. We cannot predict if water shortages will impact our business in the future, but if alfalfa hay growers are impacted by water shortages, our business could also materially decline.

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

If we are unable to estimate our customers' future needs accurately and to match our production to the demand of our customers, our business, financial condition and results of operations may be adversely affected.

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to hay and dairy farmers who grow hay for dairy cattle and other livestock. Due to the nature of the alfalfa seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in reduced gross margins and excess inventory investment. On the other hand, if we underestimate demand, which has happened in the past, we may not be able to satisfy our dealers and distributors' demand for alfalfa seed, and thus damage our customer relations and end-user loyalty. Our failure to estimate end users' future needs and to match our production to the demand of our dealers, distributors and farmers to whom we sell seed directly may adversely affect our business, financial condition and results of operations.

We could be unsuccessful in transitioning from selling into international markets through distributors to our new business plan that contemplates direct sales into those markets.

Historically, sales of our alfalfa seed in international markets have been made by U.S. distributors having a presence in various international markets. In the last quarter of fiscal 2011, our largest international distributor closed its alfalfa seed business. With the cooperation of the former distributor, we began selling directly to its customers in June 2011. We have never sold directly into Saudi Arabia, Sudan, South Africa, Morocco and Argentina, and we have no direct experience selling alfalfa seed or otherwise doing business in these markets. There is no assurance that we will be able to retain the customers that have purchased our seed from our distributor in the past or that these customers will continue to purchase the quantities of our proprietary seed that they have historically purchased from our distributor. Moreover, one of the Saudi Arabian customers is expected to be one of our largest customers in fiscal 2012, so it is critical that we are successful in maintaining that relationship or our business will materially suffer. We also may not succeed in expanding the customer base in these locations. Failure to sell significant quantities of alfalfa seed to these customers or to new customers in these countries could have a material adverse effect on our financial condition and results of operations.

Our new international customer represents a large portion of our receivables and collection could be more difficult because of its location in Saudi Arabia.

Beginning in the fourth quarter of fiscal 2011, we started to sell seed directly to a customer in Saudi Arabia who previously had purchased our seed through our international distributor. Having been given 90-day payment terms, that customer has purchased on credit a significant amount of seed in the first quarter of fiscal 2012. This customer represents a significant amount of our current receivables and because it is located in Saudi Arabia, collection efforts, were they to become necessary, could be much more difficult and expensive. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from this important customer. Our failure to do so could have a material adverse effect on our results of operations and cash flows.

We extend credit to customers who currently represent or are expected to represent the largest percentage of our sales.

Our largest customer in fiscal 2011 was Sorouh Agricultural Company, which accounted for approximately 20% of our annual revenue. All of the sales to Sorouh were made in June 2011, when we began direct sales to Saudi Arabia, following the closure of our international distributor's business. Although payment terms for our seed sales generally are 90 days, we extended credit to this customer in fiscal 2011, and at June 30, 2011, the receivable totaled $712,600. We expect that sales of our alfalfa seed varieties to Sorouh will represent a material portion of our revenue in fiscal 2012 and that we will continue to extend credit in connection with those sales. In addition, we expect that S.C.A.L.E. Ag Services, a domestic distributor, will also account for a material portion of our alfalfa seed revenue in fiscal 2012 and that we will extend credit to this distributor. The extension of credit to our major customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If either of these customers were unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

Our current reliance on the seed development and production business does not permit us to spread our business risks among different business segments and, thus, a disruption in our seed production or the industry would harm us more immediately and directly than if we were diversified.

We currently operate mainly in the alfalfa seed business, and we do not expect this to change materially in the foreseeable future, even as we begin our commercial stevia business. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa industry, payment disruptions and customer rejection of our varieties of alfalfa seed. If there is a disruption as described above, our revenue and income will be reduced, and our business operations may have to be scaled back.

If we fail to introduce and commercialize new alfalfa seed varieties, we may not be able to maintain market share, and our future sales may be harmed.

We cannot guarantee that the performance of our new alfalfa seed varieties will meet our customers' expectations, or that we will be able to introduce and commercialize specific seed varieties. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by the new availability of Roundup Ready alfalfa, competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed variety that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of even a successful product introduction.

The recent deregulation of Roundup Ready alfalfa could negatively impact our sales of proprietary alfalfa seed.

In December 2010, the U.S. Department of Agriculture ("USDA") published the final environmental impact statement on Roundup Ready Alfalfa ("RRA"). Following that publication, in late January 2011, the USDA announced the deregulation of RRA, without imposing any regulations, providing any guidance pertaining to field separation or mandating any other conditions. We believe that Forage Genetics, a co-developer of RRA, and other licensed seed companies, have a substantial supply of RRA in inventory that has been awaiting this decision, and that RRA was available for the spring 2011 planting season. This development potentially could adversely impact our sales. Domestically, hay farmers may choose the GMO alfalfa seed over our seed in order to control weeds with Roundup, Monsanto's powerful herbicide. Internationally, we may face a challenge to demonstrate to our customers and end users that our seed is free of any cross-contamination between GMO and organic and conventionally-farmed fields since GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. No decision has been made whether it is in our best interest to enter the GMO alfalfa market, and no timetable for such a decision has been fixed. In the intervening time period, our domestic sales could be negatively impacted, although the actual impact on the alfalfa seed market in general and on sales of our proprietary seed, in particular, is currently unknown.

We have just planted our first commercial crop of stevia, and the business continues to be subject to many of the risks of a new business enterprise.

In fiscal 2010, we began expanding our business to include the breeding, selection and planting of high quality stevia varieties for production and processing of the stevia extract, Rebaudioside A ("Reb-A"). We planted our first commercial crop of stevia in fiscal 2011, with the initial harvest expected in the first quarter of fiscal 2012. We have never bred or selected stevia varieties or planted and harvested stevia for commercial purposes. Therefore, we face numerous uncertainties, including the possibility that the stevia seedlings planted during the initial commercial planting may not grow as anticipated, the stevia varieties we select for production may not produce the results we expect; our community of farmers may not be interested in growing stevia; or we may be unable to satisfactorily contract with customers for our dried stevia product. The failure to build a successful stevia business could materially impact our growth potential and could consume company resources that otherwise could be deployed to further the growth of other aspects of our business.

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

Historically, stevia has been marketed and sold in the U.S. as a dietary supplement, available in natural food and health food stores. Since December 2008, stevia producers have increased production capacity in expectation of a large demand for stevia products. We started our stevia operation because we expect that demand for stevia will increase significantly in the future, particularly since Reb-A, a stevia extract, has received GRAS (meaning generally accepted as safe) status in the U.S. That determination by the FDA allows Reb-A to be used as a food and beverage additive. However, there can be no assurance that there will be widespread demand for stevia products. If demand for stevia does not increase to the extent predicted by the industry, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and negatively impact our expectations with respect to stevia as a revenue source.

Stevia competes with sugar and other high intensity sweeteners in the global sweetener market, and the success of stevia will largely depend on consumer perception of the positive health implications of stevia relative to other sweeteners.

The continued growth of stevia's share of the global sweetener market depends upon consumer acceptance of stevia and stevia-related products and the health implications of consuming stevia relative to other sweetener products. The publication of any studies or revelation of other information that has negative implications regarding the health impacts of consuming stevia may slow or reverse the growth in consumer acceptance of stevia, which may have a material adverse effect on our business operations and financial condition.

There are difficulties in managing our storage system, which may result in damage to our products held in storage.

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

We must acquire sufficient alfalfa seed to meet the demands of our customers. An alfalfa seed shortage could result in loss of sales and damage to our reputation. Because our proprietary seed is only available from our growers, if our growers become unable or unwilling to produce the required commercial quantities of alfalfa seed on a timely basis and at commercially reasonable prices, we will likely be unable to meet customer demand. The failure to satisfy our customers not only could adversely impact our financial results but could irreparably harm our reputation. Although we are just entering the commercial stevia production business, we know we will encounter similar risks if we are unable to satisfy our customers' requirements for dried stevia due to our inability to obtain sufficient quantities of plants, either by growing stevia ourselves or acquiring stevia under contract from growers, or are unable to timely process the stevia to satisfy our customers' needs. In addition, we currently have only a small quantity of acreage allocated to growing stevia plants, and there is no assurance that growers in the San Joaquin Valley will decide in future growing seasons that growing stevia is the best use for their land. If we are unable to contract for a sufficient amount of acreage to grow stevia, we may not be able to capitalize on what we currently believe could be a meaningful growth opportunity.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Other than an employment agreement with our Chief Executive Officer, Mark S. Grewal, which expires in January 2013, we have no employment agreements with our key management personnel. We also do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage our expansion of operations effectively.

We expect our operations to grow rapidly in the near future, both as we expand our historical business by implementing new sales and marketing activities both domestically and internationally, expanding our mill utilization and increasing our growers' production, and as we develop and expand our stevia production and sales business. These efforts will require the addition of employees, expansion of facilities and greater oversight. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

Our management will also be required to maintain and expand our relationships with customers, suppliers and third parties as well as attract new customers and suppliers. We expect that our sales and marketing costs will increase as we grow our product lines and as we increase our sales efforts in new and existing markets.

There is no assurance that our current and planned operations, personnel, systems and internal procedures and controls will be adequate to support our future growth. We expect that our general and administrative costs will increase as our operations grow to meet existing sales orders for our products and for future growth as we increase our sales efforts in new and existing markets.

Changes in government policies and laws could adversely affect international sales and therefore, our financial results.

Other than in fiscal 2011, which we believe was an abnormal year, historically sales to our distributors who sell our proprietary alfalfa seed varieties outside the U.S. have constituted a substantial portion of our annual revenue. We anticipate that sales into international markets will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion, particularly in Saudi Arabia and North Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

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

We may be subject to legal proceedings and claims from time to time relating to our seed or dried stevia leaf quality. The defense of these proceedings and claims can be both costly and time consuming and may significantly divert efforts and resources of our management personnel. An adverse determination in any such proceeding could subject us to significant liability and damage our market reputation and prevent us from achieving increased sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

The current global economic downturn could result in a decrease in our sales and revenue, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these trends.

The global economic downturn of the past three years has significantly impacted the agricultural industry, with many farmers losing their farms or laying fallow their fields, as well as other negative impacts. The full impact of the current global economic downturn on growers, customers, vendors and other business partners cannot be known with any certainty. For example, major customers may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a grower, customer or other business partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors that could have wide ranging impacts on the future of the industry.

Capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our growers and customers.

The capital and credit markets have experienced increased volatility and disruption over the past three years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows and recent access to the capital market will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a continued slowdown in the general economy.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. We do not rely upon patent protection, but guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain, as well as over our stevia material. However, because we do not have more formal proprietary rights protections in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market our proprietary seed varieties, which could significantly harm our business and our reputation. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could be able to market products that compete with our proprietary products without obtaining a license from us.

Risks Related to Investment in Our Securities

The value of our common stock and Class A and Class B warrants can be volatile.

The overall market and the price of our common stock and Class A and Class B warrants can fluctuate greatly. The trading price of our common stock and Class A and Class B warrants may be significantly affected by various factors, including:

  economic status and trends in the dairy industry, which underlies domestic demand for our alfalfa seed;

  market conditions for alfalfa seed in the Middle East, where a substantial amount of our seed historically has been purchased by end users ;

  quarterly fluctuations in our operating results;

  our ability to meet the earnings estimates and other performance expectations of investors or financial analysts;

  fluctuations in the stock prices of our peer companies or in stock markets in general; and

  general economic or political conditions.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our business is highly seasonal because it is tied to the growing and harvesting seasons. Typically, a substantial portion of our revenue is recognized during our first and second fiscal quarters. We generally experience lower revenue during our third and fourth fiscal quarters. Sales in the first and second fiscal quarters accounted for approximately 51% of our revenue for the fiscal year ended June 30, 2011 and accounted for 69% of our revenue in fiscal 2010. If sales in these quarters are lower than expected, expenses may not be offset, which would adversely affect our operating results and would have a disproportionately large impact on our operating results for that fiscal year.

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

In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our securities may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The redemption of the Class A warrants or Class B warrants may require warrantholders to sell or exercise the those warrants at a time that may be disadvantageous for them.

At any time after November 3, 2010, provided that our common stock has closed at a price at least equal $8.80 for five consecutive trading days, we may redeem the outstanding Class A warrants, in whole or in part, upon not less than 30 days' notice, at a price of $0.25 per warrant. Our Class B warrants are redeemable, in whole or in part, for $0.25 upon 30 days' notice after November 3, 2010, provided that our common stock has closed at a price at least equal to $13.75. The terms of our warrants prohibit us from redeeming them unless we have a current and effective registration statement available covering the exercise of the warrants. In the event we exercise our right to redeem either the Class A warrants or the Class B warrants, those warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder thereof will be entitled only to the redemption price of $0.25 per warrant. Notice of redemption of the public warrants could force holders to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so or to sell the warrants at the current market price when they might otherwise wish to hold the warrants or accept the redemption price, which is likely to be substantially less than the market value of the warrants at the time of redemption.

While the Class A and Class B warrants are outstanding, it may be more difficult to raise additional equity capital.

During the term that the Class A warrants and Class B warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. In addition, the Class B warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock and redeemable warrants to decline and could materially impair our ability to raise capital through the sale of additional equity securities. For example, the grant of a large number of stock options or other securities under an equity incentive plan or the sale of our securities in private placement transactions at a discount from market value could adversely affect the market price of our common stock or warrants.

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Although we have no plans to issue any shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to the shares of preferred stock.

If we do not maintain an effective registration statement or comply with applicable state securities laws, warrantholders may not be able to exercise the Class A or Class B warrants.

For holders of our Class A and Class B warrants to be able to exercise those securities, the exercise must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which the warrantholders live. Although we will endeavor to have a current registration statement available at all times when the warrants are in-the-money, warrantholders may encounter circumstances in which they will be unable to exercise the Class A or Class B warrants. We can give no assurance that we will be able to continue to maintain a current registration statement relating to the shares of our common stock underlying the redeemable warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for the redeemable warrants and the prices that can be obtained from reselling them.

Our principal stockholder will continue to have substantial control over our company, which could limit the ability of our other stockholders to influence the outcome of key transactions, including a change in control, and could result in the approval of transactions that would be adverse to their interests.

Yellowjacket, LP, our largest stockholder, owns 2,566,000 shares, or approximately 44%, of our outstanding common stock. Although its ownership interest will decline, if outstanding stock options or warrants are exercised, Yellowjacket could, for the foreseeable future, have significant influence over our management and affairs and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets. Its interests could differ from ours and those of our other stockholders. In addition, the concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our actual operating results may differ significantly from our guidance.

Although we have not provided earnings guidance to date, from time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. If given, this guidance, which includes forward- looking statements, will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our "Risk Factors" in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

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

In addition, we lease approximately 800 acres in Kern County, California at an annual rental rate of $125 per farmable acre. The exact amount of acreage subject to the lease fee is determined annually.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company's securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit under the ticker symbol "SANWU." Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities under the ticker symbols "SANW," "SANWA" and "SANWZ," for the common stock, Class A warrants and Class B warrants, respectively. The following table sets forth the range of high and low closing prices per share of Common Stock as reported on NASDAQ for the periods indicated.

	High	Low

Year Ended June 30, 2010
Fourth Quarter (commencing June 14, 2010)	$4.40	$3.25

Year Ended June 30, 2011
First Quarter	$4.00	$2.85
Second Quarter	3.40	2.51
Third Quarter	5.25	3.18
Fourth Quarter	4.31	3.00

On September 22, 2011, the closing price as reported on The NASDAQ Capital Market of our common stock was $4.94 per share.

Holders

As of September 22, 2011, we had 5,800,000 shares of common stock outstanding held by approximately 5 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Sales of Unregistered Securities

We sold no unregistered securities during the fiscal year ended June 30, 2011.

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

From the effective date of the registration statement through June 30, 2011, we used approximately $9.1 million of the net proceeds primarily to pay off the revolving credit facility, complete the purchase of the partnership interests of S&W Seed Company and fund our operations including working capital investments into inventory and the improvements to our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds and short-term investments with original maturities of less than 90 days.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plans

The following table provides a summary of the number of options granted under our 2009 Equity Incentive Plan, the weighted average exercise price and the number of options remaining available for issuance at June 30, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders
2009 Equity Incentive Plan	417,500	$4.00	332,500
Equity compensation plans not approved by security holders	-	-	-

TOTAL	417,500	$4.00	332,500

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

The 2009 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2009 Plan, the Committee determines who will receive the options or other equity incentive grants or awards, the number of options or other awards granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of June 30, 2011, options to purchase 417,500 shares of common stock were outstanding and unexercised, and 332,500 shares remain available under the 2009 Plan for future grants and awards.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under "Item 1A. Risk Factors").

Executive Overview

Our business includes (i) our core alfalfa seed business; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties, primarily with San Joaquin Valley farmers for the production of that seed, cleaning, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. We contract annually at fixed prices with approximately 15 growers who have established a history of yields that provide some predictability into anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased, or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. Consequently our revenue and margins can be difficult to project. In fiscal 2011, we were severely negatively impacted by a glut of uncertified seed on the market, particularly in Saudi Arabia.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings, and fiscal 2011 proved to be a particularly challenging year, as is explained below.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) expanded our sales and marketing efforts; (ii) leased 800 acres on which we plan to grow some of our alfalfa seed ourselves as well as other crops; and (iii) purchased the customer list of our principal international distributor from its owner in order to begin direct international sales rather than relying upon distributors for sales of our alfalfa seed in Saudi Arabia, and, to a lesser extent, other Middle Eastern and North African countries such as Sudan, Egypt and Morocco. We began direct international sales in June 2011.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down compared to the prior year. However because of our decisions in fiscal 2011, we have a large certified seed inventory available for sale in the next sales season and, we believe, most of the common seed that glutted those markets in fiscal 2011 has been sold out or the supply has been greatly diminished. This will allow us to meet expected demand and, to some extent, control pricing as we begin our first year selling directly into international markets, having purchased our distributor's customer list in the first quarter of fiscal 2012 in order to build a direct sales network of customers. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, with sales concentrated in the first five months of our fiscal year when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year, with the objective of selling most of the inventory from the current year's harvest before the next year's harvest. However, tests show that seed that has been held in inventory for over one year improves quality of the seed. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011, some of our growers elected to grow crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, in fiscal 2011, we leased 800 acres in the San Joaquin Valley and therefore we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our primary business. Beginning in fiscal 2011, we also faced the new risk caused by the availability of Roundup Ready alfalfa ("RRA") in the U.S., which could materially impact sales of our seed. We are still uncertain as to the extent to which RRA will negatively impact our business should we continue to sell only non-GMO seed. In the meantime, sales by companies with RRA seed already in inventory could materially harm our sales. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties.

We currently are using less than 25% of our mill capacity, leaving room for substantial revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business. Although only representing a smaller portion of our business, our milling services operations experienced an increase in revenues in fiscal 2011.

Since our May 2010 IPO, we have also been developing our stevia business, working with top stevia breeders and the world's largest stevia processor to conduct trials on numerous varieties to order to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with the stevia processor under which the processor has agreed to purchase all of our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia on 114 acres, with the first commercial harvest expected in the first quarter of fiscal 2012. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenues during the 2011 fiscal year as we entered the stevia production business. We expect that the amount of stevia research and development expenses will decrease in fiscal 2012 as we move to commercial production of stevia leaf.

Commencing on January 28, 2010, our operations became subject to federal and state income taxes as a result of converting the company from a limited liability company to a corporation. Accordingly, results of operations subsequent to January 28, 2010 are subject to a statutory tax rate of approximately 42.8%.

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

Both because S&W Seed Delaware has moved from the partnership and limited liability structures to the corporate structure, and because it has entered a new growth mode that it has not historically pursued, management does not believe that historical financial results are indicative of future results.

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the year ended June 30, 2011 was $3,641,380 compared to $6,729,020 for the year ended June 30, 2010. The $3,087,640 decrease in revenue for the current year was due to a $3,458,035 decrease in alfalfa seed revenue partially offset by $370,395 increase in milling and other services. The decrease in alfalfa seed revenue is due to a $3,540,093 decrease in volume of seed sold, partially offset by an $82,058 increase due to pricing.

The decrease in volume represented a 58%, or 1,046,489 pound, decrease in the volume of seed sold, due to two concurrent factors that were largely out of our control: (i) the glut of low priced, non-proprietary seed being sold in Saudi Arabia and (ii) the continued downturn in the U.S. dairy industry on which the alfalfa hay market is highly dependent.

The decrease in alfalfa seed revenue in the current year can be primarily attributed to the $2,384,502 decrease in sales into Saudi Arabia through a combination of sales to our distributor who sold into Saudi Arabia and our direct sales into Saudi Arabia which commenced in June 2011 upon the agreement with our distributor that we would purchase its customer list. Sales into Saudi Arabia via our distributor and direct sales represented approximately 20% of total sales in the current year versus 46% in the prior year. During the 2011 fiscal year, we believed and continue to do so, that it was not in our long-term interest to participate in the price discounting that was going on in the Saudi market, due to what we believed were temporary factors. We believed that supplies of non-proprietary seed would drop in calendar year 2011 while alfalfa hay prices would rise due to scarcity, prompting increased demand for alfalfa seed in Saudi Arabia and other international markets. Because of our decisions in fiscal 2011, we have a large certified seed inventory available for sale in the next sales season and, we believe, most of the common seed that glutted those markets in fiscal 2011 has been sold out or greatly diminished. This will allow us to meet expected demand and control pricing as we begin our first full year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

The decrease in volume in the 2011 fiscal year can also be attributed to unfavorable domestic market conditions. Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat which compete with alfalfa hay for acreage, have increased dramatically and, in some cases, have hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry is lagging in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This continued to pose certain sales challenges in the domestic market during the 2011 fiscal year, but also created the possibility of a developing shortage (and pricing power) for our alfalfa seed product, in the 2012 fiscal year.

The $82,058 increase in pricing mentioned above is a result of a 3%, or $0.11 per pound, increase in the average selling price of our seed in the current year.

Revenue for year ended June 30, 2011 included approximately $977,124 of milling and other services compared to $606,729 for the year ended June 30, 2010. The increase in milling and other services is due to expanding our milling services business. We plan to devote additional resources in the future to expanding our milling services business and accordingly, we expect our milling revenues to increase commensurately.

Cost of revenue of $2,280,855 in the current year was 63% of revenue, while the cost of revenue of $4,880,250 in the year ended June 30, 2010 was 73% of revenue. The dollar decrease in cost of revenue for the current year was primarily attributable to a $2,688,712 decrease in volume of seed sold partially offset by a $90,844 increase in the cost of seed. The decrease in the percentage cost of revenue in the current period was attributable primarily to an increase in higher margin milling services coupled with a slight increase in gross margins on seed revenue as the average selling price of our seed increased 3% over the comparable period in the prior year.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2011 grower contracts is approximately 7% more than the 2010 harvest product price. Certain of our long-term growers chose to plant higher priced crops this year and plant less or no acreage of our alfalfa seed. However, we believe we will have sufficient supply to meet our anticipated need for seed for the upcoming harvest season.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, but we have not earned any revenue from stevia through fiscal 2011. We expect to have our first stevia revenues in fiscal 2012, primarily in fulfillment under a commercial supply agreement with a major stevia processor.

We have worked with Triangle T, one of our alfalfa seed growers, in connection with our initial stevia efforts. We agreed to reimburse Triangle T for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year for both the pilot program and our commercial production program. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to Triangle T for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement. Costs related to our commercial production program were capitalized to inventory, and costs related to our pilot program were expensed as incurred. Stevia expenditures aggregated $555,973 during the year ended June 30, 2011. Of this amount, $90,767 has been included as work in process inventory, $220,431 has been recorded as an other long term asset at June 30, 2011, and the remaining costs are included in research and development expense on the consolidated statement of operations. The $15,000 monthly management expense was reduced to $2,500 as of October 1, 2010, and, with the consent of Triangle T, we have hired certain of their personnel on a part-time basis to work with us directly on stevia R&D, breeding, cultivation and production. Effective October 1, 2010, we agreed to pay Triangle T $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production. There was no harvest of stevia in the current year. Based on our current progress, we expect to have our first cutting of stevia plants for commercial production in late September 2011. We expect to begin commercial sales of dried stevia leaf during the second quarter of the fiscal year ending June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the year ended June 30, 2011 totaled $2,166,375 compared to $1,017,608 in the prior year. The $1,148,767 increase in SG&A expense versus the prior year was primarily due to a $555,147 increase in personnel costs for sales and marketing and administration. The remainder of the increase can be primarily attributed to an increase in advertising, marketing and investor relations expenses of $232,911, board of director's fees of $88,000, legal expenses of $147,265, non-cash stock-based compensation charges of $122,185, franchise tax fees of $58,438 and NASDAQ fees of $27,500. The increase in legal, investor relations, NASDAQ fees and board of director fee expenses are primarily associated with our new operations as a reporting company.

Research and Development Expense

Research and development expenses ("R&D") for the year ended June 30, 2011 totaled $450,016 compared to $218,834 in the prior year. R&D expenses increased $231,182 in the current year due to a $132,584 increase in stevia product development expenses. In addition, we increased our alfalfa seed product development expenses by $98,598 in the current year, primarily due to fees paid to our geneticist for developing and improving our seed varieties.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2011 was $242,431 compared to $216,035 for the year ended June 30, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $46,238 in the current year and $46,236 for the year ended June 30, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment.

Interest (Income) Expense, Net

Interest income during the year ended June 30, 2011 totaled $6,978 compared to interest expense, net of $101,890 for the year ended June 30, 2010. Current year interest income was derived from cash and cash equivalents. Interest expense in the prior year was attributable primarily to the borrowings on the working capital line of credit, which has been paid off, and interest expense (accretion expense) associated with the acquisition purchase obligation, which was completed in fiscal 2010. Accretion expense was $0 and $36,540 for the years ended June 30, 2011 and 2010, respectively.

Income Tax Benefit

Income tax benefit totaled $685,577 and $184,488 for the years ended June 30, 2011and 2010, respectively, and represents the tax benefit to be realized in future periods for losses incurred since we completed the January 28, 2010 exchange transaction.

Net Income (Loss) Including Non-Controlling Interests

We had a net loss of $811,448 for the year ended June 30, 2011 compared to net income including non- controlling interests of $478,891 for the year ended June 30, 2010. The decrease in profitability was attributable primarily to the decrease in gross profit and an increase in SG&A and R&D expenses, partially offset by the income tax benefit, all of which are discussed above. The net loss per basic and diluted common share for the current year was $0.14 compared to net income per basic and diluted common share of $0.11 for the year ended June 30, 2010.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with most of our growers, we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the 2011 Fiscal Year, we paid our growers approximately 50% of the amount owed in October 2010 (the second fiscal quarter) and the remaining 50% in February 2011 (the third fiscal quarter), in accordance with the annual contracts. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year. At the end of Fiscal 2011, our largest international distributor left the alfalfa seed sales business, and we purchased its customer list in July 2011. Although we have no history of directly selling into the Middle East and other international markets, we believe that we will be able successfully transition into our direct sales model into the Middle East.

We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. At the end of fiscal 2011, we had a large accounts receivable balance owed by our new Saudi Arabian customer, but the balance was paid in full within 90 days. Our relationships with our customers do not include a right of return.

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

In the 2011 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $5,000,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.23% per annum as of September 9, 2011. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. As of September 22, 2011, we have not drawn down on the line, and during the year ended June 30, 2011, we incurred $5,417 of fees for the unused portion of the credit facility.

Summary of Cash Flows

The following table shows a summary of our cash flows for the fiscal years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30,
	2011	2010
Cash flows from operating activities	$(3,699,015)	$(2,477,952)
Cash flows from investing activities	(392,958)	(39,116)
Cash flows from financing activities	-	10,347,218
Net increase (decrease) in cash	(4,091,973)	7,830,150
Cash and cash equivalents, beginning of period	7,830,517	367
Cash and cash equivalents, end of period	$3,738,544	$7,830,517

As of June 30, 2011, we had cash and cash equivalents of $3.7 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the 2011 Fiscal Year, operating activities used $3,699,015 in cash, as a result of a net loss of $811,448, and an increase in inventories of $2,947,680 and an increase in deferred tax assets of $685,577, partially offset by a decrease in accounts receivable of $307,372. In the 2010 Fiscal Year, operating activities used $2,477,952 in cash, as a result of net income including noncontrolling interests of $478,891, depreciation and amortization of $216,035 and an increase of accounts payable of $279,443, partially offset by an increase in accounts receivable of $1,728,509 and an increase in inventories of $1,602,720. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. In the 2011 Fiscal Year, we were carrying higher levels of inventory at June 30, 2011 than at June 30, 2010. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances on hand. Additionally, our current inventory balances will not result in us reducing the commitments we made to growers to purchase seed from them in the 2011 harvest. We may chose to carry higher levels of inventory in future periods to meet anticipated demand, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

Our largest international customer, which is located in Saudi Arabia, owed us $712,600 at June 30, 2011. These outstanding invoices have 90 day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer. We believe that we will fully collect all accounts receivable balances outstanding at June 30, 2011, although the exact timing cannot be predicted with certainty.

Investing Activities

Our investing activities during the 2011 Fiscal Year totaled $392,958, funded with a portion of the net proceeds of our initial public offering in May 2010. These activities consisted primarily of investments in certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment, plus ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. Our investing activities during the 2010 Fiscal Year totaled $39,116 and consisted of additions of certain new fixed assets, including computers, servers, and other equipment. During fiscal 2012, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering.

Financing Activities

We did not have any financing activities during the 2011 Fiscal Year. With the exception of our initial public offering in May 2010, during the 2010 Fiscal Year, our financing activities consisted primarily of repayment of promissory notes of $730,000, purchasing the remaining 15% of the general partnership interest of $600,000, net repayments on the revolving credit loan of $975,682, withdrawals by the general partners of the predecessor partnership of $79,614 and repayments to related parties of $89,542. We received approximately $12.8 million in proceeds, net of issuance costs, from the sale of our securities pursuant to our initial public offering, which was completed in May 2010.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the fiscal year ended June 30, 2011.

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

  competition; and

  market developments.

The alfalfa seed revenue and associated fixed and variable operating expenses, as well as its associated research and development expenses, have historically been relatively stable, and we expect this trend to continue. Our new focus on sales and marketing efforts is expected to increase sales volume over time, which, in turn, we anticipate will result in increasing revenue. Our available labor force is plentiful and stable, and many of our laborers have worked for us for over a decade. Our networks of distributors in the western United States and growers in California have been generally stable and productive for over 10 years. The price we pay to growers is contracted annually and prior to establishing our sales prices for the season. Therefore, while the market price for alfalfa seed may fluctuate year to year, we are generally able to maintain a profitable margin between our seed costs and selling prices. We have not seen, nor do we expect, technology changes in the methods of processing and milling alfalfa or other small grain products requiring a capital investment to maintain our competitive high quality and low cost position. Consequently, our capital investment needs and our maintenance expenses from year to year are relatively minor, predictable and stable.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee's requisite service period (generally the vesting period of the equity grant).

We account for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of S&W Seed Company
Five Points, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&W Seed Company as of June 30, 2011 and 2010 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 19, 2011

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,738,544	$7,830,517
Accounts receivable, net	1,803,909	2,114,868
Inventories	5,664,119	2,714,183
Prepaid expenses and other current assets	58,451	75,901
Deferred tax asset	352,393	184,488
TOTAL CURRENT ASSETS	11,617,416	12,919,957

Property, plant and equipment, net of accumulated depreciation	2,299,306	2,110,503
Other intangibles, net	502,436	548,674
Stevia production costs	220,431	-
Deferred tax asset - long term	517,672	-
TOTAL ASSETS	$15,157,261	$15,579,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$207,074	$294,477
Accounts payable - related party	218,863	1,782
Accrued expenses and other current liabilities	169,060	31,348
TOTAL CURRENT LIABILITIES	594,997	327,607

TOTAL LIABILITIES	594,997	327,607

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
5,800,000 issued and outstanding
at June 30, 2011 and June 30, 2010	5,800	5,800
Additional paid-in capital	14,604,716	14,482,531
Retained earnings (deficit)	(48,252)	763,196
TOTAL STOCKHOLDERS' EQUITY	14,562,264	15,251,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,157,261	$15,579,134

See notes to consolidated financial statements

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2011	2010
Revenue
Seed revenue	$2,664,256	$6,122,291
Milling and other revenue	977,124	606,729
Total revenue	3,641,380	6,729,020

Cost of revenue
Cost of seed revenue	2,052,032	4,649,900
Cost of milling and other revenue	228,823	230,350
Total cost of revenue	2,280,855	4,880,250

Gross profit	1,360,525	1,848,770

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $122,185 and $0)	2,166,375	1,017,608
Research and development expenses	450,016	218,834
Depreciation and amortization	242,431	216,035

Total operating expenses	2,858,822	1,452,477

Income (loss) from operations	(1,498,297)	396,293

Other (income) expense
Loss on sale of fixed assets	5,706	-
Interest (income) expense, net	(6,978)	101,890

Net income (loss) before income tax benefit	(1,497,025)	294,403

Income tax (benefit) expense	(685,577)	(184,488)
	-
Net income (loss) including noncontrolling interests	$(811,448)	$478,891
Net income attributable to noncontrolling interests	-	94,415
Net income (loss) attributable to S&W Seed Company	$(811,448)	$384,476

Net income (loss) attributable to S&W Seed Company
per common share:
Basic	$(0.14)	$0.11
Diluted	$(0.14)	$0.11

Weighted average number of common shares outstanding:
Basic	5,800,000	3,415,385
Diluted	5,800,000	3,415,385

See notes to consolidated financial statements

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Retained Earnings	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balance, June 30, 2009	3,000,000	$3,000	$1,732,328	$378,720	$135,688	$2,249,736

Aquisition of minority interest - December 31, 2009	-	-	10,561	-	(230,103)	(219,542)
Equity offering costs	-	-	(1,153,444)	-	-	(1,153,444)
Withdrawals by owners	-	-	(79,614)	-	-	(79,614)
Proceeds from IPO net of underwriters fees	2,800,000	2,800	13,972,700	-	-	13,975,500
Net income for the year ended June 30, 2010	-	-	-	384,476	94,415	478,891
Balance, June 30, 2010	5,800,000	5,800	14,482,531	763,196	-	15,251,527

Stock-based compensation	-	-	122,185	-	-	122,185
Net loss for the year ended June 30, 2011	-	-	-	(811,448)	-	(811,448)
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$-	$14,562,264

See notes to consolidated financial statements

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$(811,448)	$478,891
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities
Accretion of acquisition purchase obligation	-	36,540
Stock based compensation	122,185	-
Bad debt expense	3,587	-
Depreciation and amortization	242,431	216,035
Loss on disposal of fixed assets	5,706	-
Changes in:
Accounts receivable	307,372	(1,728,509)
Inventories	(2,947,680)	(1,602,720)
Prepaid expenses and other current assets	17,450	(61,536)
Stevia production costs	(220,431)	-
Deferred tax asset	(685,577)	(184,488)
Due from related parties	-	63,693
Accounts payable	(87,403)	279,443
Accounts payable - related party	217,081	-
Accrued expenses and other current liabilities	137,712	24,699
Net cash used in operating activities	(3,699,015)	(2,477,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(397,458)	(39,116)
Proceeds from disposal of property, plant and equipment	4,500	-
Net cash used in investing activities	(392,958)	(39,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	-	(79,614)
Equity offering costs	-	(1,153,444)
Repayment of acquisition purchase obligation	-	(600,000)
Repayment of promissory notes	-	(730,000)
Net proceeds from initial public offering	-	13,975,500
Capital contribution from owners	-	-
Borrowing (repayments) on revolving credit loan	-	(975,682)
Repayments to related parties	-	(89,542)
Net cash provided by financing activities	-	10,347,218

NET INCREASE OR (DECREASE) IN CASH	(4,091,973)	7,830,150

CASH AND CASH EQUIVALENTS, beginning of the period	7,830,517	367

CASH AND CASH EQUIVALENTS, end of period	$3,738,544	$7,830,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$52,319
Income taxes	-	-

Non-cash transactions:
Debt and member units issued for acquisition of non-controlling interests	$-	$819,542

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

See Note 3 for further discussion.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are grown under contract by farmers in the San Joaquin and Imperial Valleys of California. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011, but the Company has not earned any revenue from stevia through fiscal 2011. The Company expects to have its first stevia revenues in fiscal 2012, primarily in fulfillment under a commercial supply agreement with a major stevia processor.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The Company legally owned 60% of S&W Seed Company, a California general partnership, as of June 30, 2009, 85% as of December 31, 2009 and 100% as of May 18, 2010 and June 30, 2011, respectively, but has accounted for a 90% ownership interest at June 30, 2008 and 2009 and a 100% ownership interest at December 31, 2009 and subsequent periods for accounting purposes due to the contractual obligation to purchase the remaining ownership interests. See Note 3 for further discussion. The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiary, Stevia California, LLC. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest is recorded in stockholders' equity on the consolidated balance sheet.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 37% of its net sales for the years ended June 30, 2011. Three different customers accounted for 67% of its net sales for the years ended June 30, 2010. The concentration of revenue from these customers and the related accounts receivable balances at the end of the respective years are as follows:

	June 30, 2011			June 30, 2010
		Accounts			Accounts
	Revenue	Receivable		Revenue	Receivable
Customer A	20%	40%	Customer D	46%	58%
Customer B	9%	19%	Customer E	15%	41%
Customer C	8%	0%	Customer F	6%	0%
Total	37%	59%	Total	67%	99%

Sales direct to international customers represented 20% and 0% of revenue during the years ended June 30, 2011 and 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide all of the seed the Company sells to its customers. One grower accounted for 33% of the Company's seed requirements for the year ended June 30, 2011. Four growers accounted for 55% of the Company's seed requirements for the year ended June 30, 2010.

Revenue Recognition

The Company derives its revenue from sales of alfalfa seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At June 30, 2011, no customers had the right of return.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $3,587 and $0 at June 30, 2011 and June 30, 2010, respectively.

Inventories

Alfalfa Seed Inventory

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

Stevia Growing Crops

Expenditures on stevia growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, land preparation, cultivation, ongoing irrigation and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in stevia production costs.

Components of inventory are:

	June 30,	June 30,
	2011	2010
Raw materials and supplies	$ 124,402	$ 64,948
Work in progress	100,812	-
Finished goods	5,438,905	2,649,235
Reserve for obsolescence	-	-
	$ 5,664,119	$ 2,714,183

Stevia Production Costs

Expenditures on stevia production costs are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred stevia production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, intermediate life irrigation equipment, and land amendments and preparation. Stevia production costs are estimated to have a useful life of four years.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18-28 years for buildings, 3-7 years for machinery and equipment and 3- 5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Intangible Assets

Intangible assets acquired in the business acquisition of S&W in 2008 are reported at their initial fair value less accumulated amortization. The intangible assets are amortized based on useful lives ranging from 3- 20 years.

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock- based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the binomial lattice valuation model and the assumptions shown in Note 11. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 11 for a detailed discussion of stock- based compensation.

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

	Year ended
	June 30,
	2011	2010
Net income (loss) including noncontrolling interests	$(811,448)	$478,891
Net income attributable to noncontrolling interests	-	94,415
Net income (loss) attributable to S&W Seed Company	$(811,448)	$384,476

Net income (loss) attributable to S&W Seed Company
per common share:
Basic	$(0.14)	$0.13
Diluted	$(0.14)	$0.13

Weighted average number of common shares outstanding:
Basic	5,800,000	3,000,000
Diluted	5,800,000	3,000,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	June 30,
	2011	2010

Class A warrants	1,400,000	1,400,000
Class B warrants	1,400,000	1,400,000
Underwriter warrants	280,000	280,000
Other warrants	50,000	50,000
Stock options	417,500	480,000
Total	3,547,500	3,610,000

Income Taxes

Organized as a limited liability company until January 28, 2010, the Company was not a taxable entity for income tax purposes until January 28, 2010. Prior to January 28, 2010, items of membership income, deductions and credits are allocated among the members for inclusion in their respective income tax returns.

Effective January 28, 2010, the Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. See Note 8 for further discussion.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2011 and 2010.

Forward Purchase Contracts

Pursuant to FASB ASC 480-10-55-53 through ASC 480-10-55-54, the Company records fixed price forward purchase contracts at the estimated net present value of the obligation and accretes the net present value of the obligation up to the face value of the obligation using the effective interest method as a component of interest expense. During the year ended June 30, 2010, the Company recorded a liability for its obligations to purchase additional interests in S&W Seed Company, a California general partnership. See Note 3 for further discussion.

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

No assets were valued at fair value on a recurring or non-recurring basis as of June 30, 2011 or June 30, 2010, respectively.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

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

The payment terms and obligations set forth in the Purchase Agreement are deemed to be a fixed price forward contract. Pursuant to FASB ASC 480-10-55-53 through ASC 480-10-55-54, the purchase of the entire 90% interest was recorded on the date of the initial Purchase Agreement (June 27, 2008) and the remaining 10% as a non- controlling interest. Because the Purchase Agreement required Seed Holding to purchase the remaining 30% interest subsequent to June 27, 2008, an acquisition purchase obligation of $1,097,084 was recorded on the June 2008 closing date. The $1,097,084 purchase obligation represented the present value of the $600,000 payment initially due on June 30, 2009 (second closing) and the $600,000 due on June 30, 2010 (third closing).

The Company used discount rates of 5.65% and 6.49% in calculating the net present value of the acquisition purchase obligations at the closing date. The discount rates were based on Corporate Bond spreads for industrials with 1 year and 2 year maturities added to the corresponding US treasury rates (2.36% and 2.63%). Under the effective interest method, the Company accreted the acquisition purchase obligation liability to the stated amount payable at each closing date of the contract ($600,000 at June 30, 2009 and $600,000 at June 30, 2010). Accretion of the acquisition purchase obligation totaled $0 and $36,540 for the years ended June 30, 2011 and 2010, respectively. Accretion of the acquisition purchase obligation was charged to interest expense in accordance with FASB ASC 480-10-55-54.

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

NOTE 4—OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2009	Additions	Amortization	June 30, 2010

Trade name	$ 235,096	$ -	$ (12,373)	$ 222,723
Customer relationships	121,406	-	(6,390)	115,016
Technology/IP	235,881	-	(26,209)	209,672
Non-compete	2,527	-	(1,264)	1,263
	$ 594,910	$ -	$ (46,236)	$ 548,674

	Balance at			Balance at
	July 1, 2010	Additions	Amortization	June 30, 2011

Trade name	$ 222,723	$ -	$ (12,372)	$ 210,351
Customer relationships	115,016	-	(6,396)	108,620
Technology/IP	209,672	-	(26,207)	183,465
Non-compete	1,263	-	(1,263)	-
	$ 548,674	$ -	$ (46,238)	$ 502,436

Amortization expense totaled $46,238 and $46,236 for the years ended June 30, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$44,972	$44,972	$44,972	$44,972	$44,972

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2011	2010

Land and improvements	$ 139,827	$ 136,376
Buildings and improvements	2,006,862	1,984,749
Machinery and equipment	470,949	143,546
Vehicles	183,884	156,468
Total property, plant and equipment	2,801,522	2,421,139

Less: accumulated depreciation	(502,216)	(310,636)

Property, plant and equipment, net	$ 2,299,306	$ 2,110,503

Depreciation expense totaled $196,193 and $169,799 for the years ended June 30, 2011 and 2010, respectively.

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

Interest charged on the outstanding principal balance of the line of credit was variable and equal to the daily one-month LIBOR (London Interbank Offered Rate) plus 3.00%. Interest incurred on the terminated Wells Fargo Bank line of credit was $63,577 for the year ended June 30, 2010.

The Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Lender") and related loan documents, dated April 1, 2011. The Credit Agreement provides the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Amounts outstanding under the revolving credit facility may be repaid and reborrowed through April 1, 2012, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Credit Agreement. The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. Under the Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the year ended June 30, 2011, the Company incurred $5,417 of fees for the unused portion of the credit facility.

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

NOTE 7—STOCKHOLDERS' EQUITY

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

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At June 30, 2011 and June 30, 2010, there were 5,800,000 shares issued and outstanding. The Company's equity section of the consolidated financial statements has been retroactively restated as if the Company was a Delaware corporation at June 30, 2008.

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

See Note 11 for discussion on equity-based compensation.

NOTE 8—INCOME TAXES

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

The income tax benefits consists of the following:

	Years Ended June 30,
	2011	2010

Current federal tax benefit	$ (167,905)	$ (175,866)
Deferred federal tax benefit	(517,672)	(8,622)
Total income tax benefit	$ (685,577)	$ (184,488)

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2011	2010

Expected federal tax expense (benefit) at statutory rates	$ (508,989)	$ (196,015)
Permanent differences	(176,588)	11,527
Tax expense (benefit) as recorded	$ (685,577)	$ (184,488)

The Company recognizes federal and state current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal and state deferred tax liabilities or assets based on the Company's estimate of future tax effects attributable to temporary differences and carry forwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2011 or 2011. As of June 30, 2011, the Company has available net operating loss carryforwards of approximately $2.27 million for federal income tax purposes, which will start to expire in June 2030. On October 8, 2010, the State of California extended tax legislation that, among other things, placed a moratorium on the use of net operating loss carryforwards and limited the use of certain tax credits to reduce state income tax liability in 2010 and 2011.

The Company follows the accounting guidance related to financial statement recognition, measurement and disclosure of uncertain tax positions. The Company recognizes the impact of an uncertain income tax position on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10—RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the Chairman of the Board of Triangle T Partners, LLC ("Triangle T Partners") and, until December 2010 was chairman of the board of directors of Triangle T Ranch, Inc. ("Triangle T Ranch" and, collectively with Triangle T Partners, "Triangle T"). Mr. Wickersham indirectly owned a controlling interest in Triangle T Partners until December 2010 and now owns such interest directly as a member of Triangle T Partners. Michael N. Nordstrom, one of the Company's directors, was also a member of the board of managers of Triangle T Partners until April 2011 and, until December 2010, was a director of Triangle T Ranch. Until October 2010, Mark S. Grewal, the Company's President and Chief Executive Officer, as well as a member of the Company's board, also served as President and Chief Executive Officer and was on the boards of Triangle T Partners and Triangle T Ranch. He no longer holds these positions. Triangle T Ranch was dissolved on December 2010.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the years ended June 30, 2011 and 2010, the Company purchased from Triangle T $1,475,007 and $832,486, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2010 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received or will receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $236,465 and $405,601 of certified alfalfa seed and milling services to Triangle T during the years ended June 30, 2011 and 2010, respectively. Triangle T also works with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $246,923 of charges from Triangle T during the year ended June 30, 2011 for its services and costs in connection with the stevia cultivation program. None of Mr. Wickersham, Mr. Grewal nor Mr. Nordstrom personally received any portion of these funds. Through September 2010, the Company paid Triangle T $15,000 per month for management services, plus reimbursement of its direct and indirect costs in connection with the stevia cultivation program. Effective October 1, 2010, the Company agreed to pay Triangle T $2,500 per month for management services and $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot being used for commercial production. The arrangement changed because, with Triangle T's consent, S&W has directly hired the key Triangle T personnel who are working on the stevia project.

There were no amounts due from Triangle T at June 30, 2011 and June 30, 2010, respectively. Amounts due to Triangle T totaled $218,863 and $1,782 at June 30, 2011 and 2010, respectively.

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

NOTE 11—EQUITY-BASED COMPENSATION

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

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of June 30, 2011, options to purchase 417,500 shares of common stock were outstanding and unexercised, and 332,500 shares remain available under the 2009 Plan for future grants and awards.

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

The Company accounts for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

For stock-based awards granted, the Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a three-year vesting period.

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Risk-free rate of interest	-	2.34%	0.81%	2.34%
Dividend yield	-	0%	0%	0%
Volatility of common stock	-	61%	68%	61%
Exit / attrition rates	-	14%	20%	14%
Target exercise factor	-	1.68	1.25	1.68

A summary of activity related to the Company's stock option incentive plans for the years ended June 30, 2010 and June 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2009	-	-	-
Granted	480,000	$4.00	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	(62,500)	4.00	4.00
Outstanding at June 30, 2011	417,500	$4.00	3.75

Options vested and exercisable at June 30, 2011	139,167	$4.00	3.75

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.68. At June 30, 2011, the Company had $193,502 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plan, which will be recognized over the weighted average remaining service period of 2.0 years. Stock-based compensation expense recorded for the years ended June, 2011 and 2010 totaled $122,185 and $0, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 12—SUBSEQUENT EVENTS

On July 6, 2011, the Company entered into a Customer List Purchase Agreement (the "Purchase Agreement") by and between Richard Penner ("Mr. Penner"), the former owner of Genetics International, Inc., a California corporation ("Genetics International"), and the Company. For more than two decades, Genetics International was the Company's international distributor in the Middle East region and other international locations and provided the majority of the Company's international distribution. In connection with the sale of Genetics International's vegetable seed business to new owners, Mr. Penner acquired the right to sell Genetics International's alfalfa seed business customer list. Pursuant to the Purchase Agreement, the Company acquired the list of customers and related information (the "Customer List") from Mr. Penner related to Genetics International's internationally-based alfalfa seed business. The Company intends to use the Customer List to begin soliciting direct sales of its proprietary alfalfa seed in Saudi Arabia, Sudan, Morocco and other international locations.

Pursuant to the Purchase Agreement, the Company paid $165,000 in cash and entered into a consulting agreement with Mr. Penner's consulting company. The transaction closed on July 7, 2011. The Purchase Agreement includes customary representations, warranties and covenants. Subject to certain exceptions and limitations, each party has agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters. The Purchase Agreement also contains a five-year non-competition provision.

As a condition of the closing of the transaction contemplated by the Purchase Agreement, on July 6, 2011, the Company and Richard Penner Consulting, Inc. ("Penner Consulting") entered into a two-year consulting agreement under the terms of which Mr. Penner, the principal of both Genetics International and Penner Consulting, will provide the Company with international sales and marketing services, supporting the transition of existing customers from Genetics International to the Company and assisting the Company in expanding its international customer base (the "Consulting Agreement"). The Company has the right to extend the term of the Consulting Agreement for one additional year at its option. Penner Consulting will be paid a 3% commission on all sales in which by Penner Consulting performs services.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13-a-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

  Changes in Internal Control over Financial Reporting

  There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

  Item 9B. Other Information

  None.

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

  The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

  Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at http://www.swseed.com in the Investors section under "Corporate Governance." Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

  Item 11. Executive Compensation

  The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and
  Related Stockholder Matters

  The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

  Item 13. Certain Relationships and Related Transactions, and Director Independence

  The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

  Item 14. Principal Accountant Fees and Services

  The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

  PART IV

  Item 15. Exhibits and Financial Statement Schedules

  (1) Financial Statements:

  Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

  (2) Financial Statement Schedules:

  As a smaller reporting company, no financial statement schedules are required.

  (3) Exhibits:

  The following exhibits are filed herewith or incorporated by reference:

		Incorporated by Reference
Exhibit			SEC File	Exhibit	Filing	Filed
Number	Exhibit Description	Form	Number	Number	Date	Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	3/10/10
3.1	Registrant's Certificate of Incorporation	S-1	333-164588	3.1	1/29/10
3.2	Registrant's By-laws, as amended	S-1	333-164588	3.2 and 3.2.1	1/29/10 and 5/3/10
3.3	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/10
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/10
4.2	Form of Class A Warrant	S-1	333-164588	4.3	4/23/10
4.3	Form of Class B Warrant	S-1	333-164588	4.4	4/23/10
4.4	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/10
4.5	Form of Representative's Warrants	S-1	333-164588	4.6	4/23/10
10.1	S&W Seed Company 2009 Equity Incentive Plan and forms of stock option agreements*	S-1	333-164588	10.1	1/29/10
10.2	Form of Indemnification Agreement	S-1	333-164588	10.2	1/29/10
10.3	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010 CTR	10-K	001-34719	10.3	9/28/10
10.4	Support Services Agreement between the Registrant and Cardiff Partners, LLC, dated as of March 1, 2010	S-1	333-164588	10.14	5/3/10

10.5	Client Service Agreement dated as of January 26, 2010 between the Registrant and PR Financial Marketing, LLC	S-1	333-164588	10.15	5/3/10
10.6	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/10
10.7	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/10
10.8	Employment Agreement between the Registrant and Mark S. Grewal, dated March 8, 2011*	8-K	001-34719	10.1	3/9/11
10.9

  Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated April 1, 2011 and accompanying Revolving Line of Credit Promissory Note, Security Agreement (Equipment) and Continuing Security Agreement

		8-K	001-34719	10.1 through 10.4	4/1/11
10.10	Customer List Purchase Agreement dated July 6, 2011	8-K	001-34719	10.1	7/8/11
10.11	Consulting Agreement between the Registrant and Richard Penner Consulting, Inc. dated July 6, 2011	8-K	001-34719	10.2	7/8/11
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

  __________

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

  Date: September 26, 2011

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

Signature	Title	Date

/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2011

/s/ Matthew K. Szot Matthew K. Szot	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2011

/s/ Grover T. Wickersham Grover T. Wickersham	Chairman of the Board	September 26, 2011

/s/ Michael C. Culhane Michael C. Culhane	Director	September 26, 2011

/s/ Michael M. Fleming Michael M. Fleming	Director	September 26, 2011

/s/ Michael N. Nordstrom Michael N. Nordstrom	Director	September 26, 2011

/s/ Charles B. Seidler Charles B. Seidler	Director	September 26, 2011