Form 10-Q
period 2011-09-30
S&W Seed Co
filed 2011-11-14
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Delaware	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25552 South Butte Avenue
Five Points, CA    93624
(Address of Principal Executive Offices, including Zip Code)

(559) 884-2535
(Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      As of November 14, 2011, 5,800,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,191,898	$3,738,544
Accounts receivable, net	6,099,608	1,803,909
Inventories	5,775,159	5,664,119
Prepaid expenses and other current assets	102,985	58,451
Deferred tax asset	352,393	352,393
TOTAL CURRENT ASSETS	16,522,043	11,617,416

Property, plant and equipment, net of accumulated depreciation	2,336,807	2,299,306
Other intangibles, net	652,240	502,436
Crop production costs	554,988	220,431
Deferred tax asset - long term	203,743	517,672
TOTAL ASSETS	$20,269,821	$15,157,261

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,845,087	$207,074
Accounts payable - related party	1,232,943	218,863
Accrued expenses and other current liabilities	82,442	169,060
TOTAL CURRENT LIABILITIES	5,160,472	594,997

TOTAL LIABILITIES	5,160,472	594,997

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
5,800,000 issued and outstanding
at September 30, 2011 and June 30, 2011	5,800	5,800
Additional paid-in capital	14,629,036	14,604,716
Retained earnings (deficit)	474,513	(48,252)
TOTAL STOCKHOLDERS' EQUITY	15,109,349	14,562,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,269,821	$15,157,261

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Revenue
Seed revenue	$5,885,312	$679,126
Milling and other revenue	230,367	254,017
Total revenue	6,115,679	933,143

Cost of revenue
Cost of seed revenue	4,297,945	523,779
Cost of milling and other revenue	66,442	38,041
Total cost of revenue	4,364,387	561,820

Gross profit	1,751,292	371,323

Operating expenses
Selling, general and administrative expenses (including stock-based compensation expense of $24,320 and $46,248)	707,953	534,562
Research and development expenses	92,876	134,278
Depreciation and amortization	71,095	59,391

Total operating expenses	871,924	728,231

Income (loss) from operations	879,368	(356,908)

Other (income) expense
Loss on sale of fixed assets	-	5,706
Interest (income) expense, net	4,162	(3,978)

Net income (loss) before income tax expense (benefit)	875,206	(358,636)
Income tax expense (benefit)	352,441	(104,557)
Net income (loss)	$522,765	$(254,079)

Net income (loss) per common share:
Basic	$0.09	$(0.04)
Diluted	$0.09	$(0.04)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000
Diluted	5,836,607	5,800,000

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$15,251,527

Stock-based compensation	-	-	122,185	-	122,185
Net loss for the year ended June 30, 2011	-	-	-	(811,448)	(811,448)
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation	-	-	24,320	-	24,320
Net income for the three months ended September 30, 2011	-	-	-	522,765	522,765
Balance, September 30, 2011	5,800,000	$5,800	$14,629,036	$474,513	$15,109,349

See notes to consolidated financial statements.

S&W SEED COMPANY
(A DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$522,765	$(254,079)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	24,320	46,248
Change in allowance for doubtful accounts	(3,587)	-
Depreciation and amortization	71,095	59,391
Loss on disposal of fixed assets	-	5,706
Changes in:
Accounts receivable	(4,292,112)	(348,878)
Inventories	(111,040)	(4,113,907)
Prepaid expenses and other current assets	(44,534)	(53,094)
Crop production costs	(334,557)	-
Deferred tax asset	313,929	(104,557)
Accounts payable	3,638,013	3,086,322
Accounts payable - related party	1,014,080	1,230,711
Accrued expenses and other current liabilities	(86,618)	(5,713)
Net cash provided by (used in) operating activities	711,754	(451,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(93,400)	(206,382)
Acquisition of customer list	(165,000)	-
Proceeds from disposal of property, plant and equipment	-	4,500
Net cash used in investing activities	(258,400)	(201,882)

NET INCREASE OR (DECREASE) IN CASH	453,354	(653,732)

CASH AND CASH EQUIVALENTS, beginning of the period	3,738,544	7,830,517

CASH AND CASH EQUIVALENTS, end of period	$4,191,898	$7,176,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are grown under contract by farmers in the San Joaquin and Imperial Valleys of California. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011, but the Company has not earned any revenue from stevia through the first quarter of fiscal

2012. The Company expects to have its first stevia revenues in fiscal 2012, primarily in fulfillment under a commercial supply agreement with a major stevia processor.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2011, consolidated statements of operations for the three months ended September 30, 2011 and 2010, consolidated statement of owners' equity for the three months ended September 30, 2011 and consolidated statements of cash flows for the three months ended September 30, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2011 and its results of operations and its cash flows for the three months ended September 30, 2011 and 2010. The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

Reclassifications

Certain amounts in the 2011 fiscal year consolidated financial statements have been reclassified to conform to the 2012 fiscal year presentation.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 87% of its net sales for the three months ended September 30, 2011. Three different customers accounted for 48% of its net sales for the three months ended September 30, 2010. The concentration of revenue from these customers and the related accounts receivable balances at the end of the respective periods are as follows:

	September 30, 2011			September 30, 2010
		Accounts			Accounts
	Revenue	Receivable		Revenue	Receivable
Customer A	80%	88%	Customer D	31%	12%
Customer B	3%	5%	Customer E	8%	3%
Customer C	4%	0%	Customer F	8%	0%
Total	87%	93%	Total	47%	15%

Sales direct to international customers represented 81% and 0% of revenue during the three months ended September 30, 2011 and 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide the majority of the seed the Company sells to its customers. Three growers accounted for 65% and 50% of the Company's seed requirements for three months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

The Company derives its revenue from sales of alfalfa seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At September 30, 2011, no customers had the right of return.

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

Shipping and Handling Costs

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of goods sold. In some instances, products are shipped F.O.B. shipping point and, as a result, the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company's consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of goods sold.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 and $3,587 at September 30, 2011 and June 30, 2011, respectively.

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

Stevia Growing Crops

Expenditures on stevia growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, land preparation, cultivation, ongoing irrigation and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs.

Components of inventory are:

	September 30,	June 30,
	2011	2011
Raw materials and supplies	$3,046,362	$124,402
Work in progress	243,166	100,812
Finished goods	2,485,631	5,438,905
Reserve for obsolescence	-	-
	$5,775,159	$5,664,119

Crop Production Costs

Expenditures on stevia and other crop production costs are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to four years depending on the crop and nature of the expenditure.

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

Intangible Assets

Intangible assets acquired in the business acquisition of the S&W general partnership in 2008 are reported at their initial fair value less accumulated amortization. Intangible assets acquired in the acquisition of the customer list in July 2011 are reported at their initial cost less accumulated amortization. See Note 3 for further discussion. The intangible assets are amortized based on useful lives ranging from 3-20 years.

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

	Three Months Ended
	September 30,
	2011	2010
Net income (loss)	$522,765	$(254,079)

Net income (loss) per common share:
Basic	$0.09	$(0.04)
Diluted	$0.09	$(0.04)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000
Diluted	5,836,607	5,800,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	September 30,
	2011	2010

Class A warrants	1,400,000	1,400,000
Class B warrants	1,400,000	1,400,000
Underwriter warrants	280,000	280,000
Other warrants	-	50,000
Stock options	-	480,000
Total	3,080,000	3,610,000

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2011.

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

No assets were valued at fair value on a recurring or non-recurring basis as of September 30, 2011 or June 30, 2011, respectively.

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

In December 2010, the FASB issued FASB ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," which is now codified under FASB ASC Topic 805, "Business Combinations." A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company's consolidated statement of financial position, results of operations or cash flows.

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

NOTE 3 — ACQUISITION OF CUSTOMER LIST

On July 6, 2011, the Company entered into a Customer List Purchase Agreement (the "Purchase Agreement") by and between Richard Penner ("Mr. Penner"), the former owner of Genetics International, Inc., a California corporation ("Genetics International"), and the Company. For more than two decades, Genetics International was the Company's international distributor in the Middle East region and other international locations and provided the majority of the Company's international distribution. In connection with the sale of Genetics International's vegetable seed business to new owners, Mr. Penner acquired the right to sell Genetics International's alfalfa seed business customer list. Pursuant to the Purchase Agreement, the Company acquired the list of customers and related information (the "Customer List") from Mr. Penner related to Genetics International's customer list.

Pursuant to the Purchase Agreement, the Company paid $165,000 in cash and entered into a consulting agreement with Mr. Penner's consulting company. The transaction closed on July 7, 2011. The Purchase Agreement includes customary representations, warranties and covenants. The Purchase Agreement also contains a five-year non-competition provision.

The purchase was accounted for as an asset acquisition and the consideration paid of $165,000 was allocated to the intangible assets acquired based on their relative fair values on the acquisition date.

The following table summarizes the final allocation of the purchase price and the estimated useful lives of the acquired intangibles:

		Useful Lives
Customer list	$121,786	17
Non-compete	43,214	5
	$165,000

NOTE 4 — OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	June 30,			September 30,
	2011	Additions	Amortization	2011

Trade name	$210,351	$-	$(3,093)	$207,258
Customer relationships	108,620	-	(1,599)	107,021
Technology/IP	183,465	-	(6,552)	176,913
Customer list	-	121,786	(1,791)	119,995
Non-compete	-	43,214	(2,161)	41,053
	$502,436	$165,000	$(15,196)	$652,240

Amortization expense totaled $15,196 and $11,562 for the three months ended September 30, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$60,779	$60,779	$60,779	$60,779	$60,779

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2011	2011

Land and improvements	$ 139,827	$ 139,827
Buildings and improvements	2,006,862	2,006,862
Machinery and equipment	564,348	470,949
Vehicles	183,884	183,884
Total property, plant and equipment	2,894,921	2,801,522

Less: accumulated depreciation	(558,114)	(502,216)

Property, plant and equipment, net	$ 2,336,807	$ 2,299,306

Depreciation expense totaled $55,899 and $47,829 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 6 — SHORT TERM DEBT

The Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Lender") and related loan documents, dated April 1, 2011. The Credit Agreement provides the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Amounts outstanding under the revolving credit facility may be repaid and reborrowed through April 1, 2012, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Credit Agreement. The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. Under the Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the three months ended September 30, 2011, the Company incurred $6,389 of fees for the unused portion of the credit facility.

The loan is secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted the Lender a continuing security interest in all existing and after-acquired "Rights to Payment" and "Inventory," both as defined in the Continuing Security Agreement - Rights to Payment and Inventory. The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including but not limited to, minimum working capital and tangible net worth and quick ratio affirmative covenants and limitations on liens and certain additional indebtedness, guarantees and certain merger, consolidation or transfer of asset transactions, among others. The Company has not yet drawn down on the line of credit.

NOTE 7 — STOCKHOLDERS' EQUITY

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

S&W Seed Delaware is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At September 30, 2011 and June 30, 2011, there were 5,800,000 shares issued and outstanding.

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

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the three months ended September 30, 2011 and 2010, the Company purchased from Triangle T $1,390,569 and $1,232,815, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive or will receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $36,915 and $12,944 of certified alfalfa seed and milling services to Triangle T during the three months ended September 30, 2011 and 2010, respectively. Triangle T also works with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $40,638 of charges from Triangle T during the three months ended September 30, 2011 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds. Through September 2010, the Company paid Triangle T $15,000 per month for management services, plus reimbursement of its direct and indirect costs in connection with the stevia cultivation program. Effective October 1, 2010, the Company agreed to pay Triangle T $2,500 per month for management services and $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot being used for commercial production. The arrangement changed because, with Triangle T's consent, S&W has directly hired the key Triangle T personnel who are working on the stevia project.

There were no amounts due from Triangle T at September 30, 2011 and June 30, 2011, respectively. Amounts due to Triangle T totaled $1,232,943 and $218,863 at September 30, 2011 and June 30, 2011, respectively.

In July 2011, the Company purchased 20 bee trailers from Triangle T for a total price of $85,000. Mr. Wickersham personally did not receive any portion of these funds.

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

The term of incentive stock options granted under the 2009 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2009 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of September 30, 2011, options to purchase 417,500 shares of common stock were outstanding and unexercised, and 332,500 shares remain available under the 2009 Plan for future grants and awards.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	Sept 30,	June 30,	Sept 30,	June 30,
	2011	2011	2011	2011
Risk-free rate of interest	-	-	0.81%	0.81%
Dividend yield	-	-	0%	0%
Volatility of common stock	-	-	68%	68%
Exit / attrition rates	-	-	20%	20%
Target exercise factor	-	-	1.25	1.25

A summary of activity related to the Company's stock option incentive plans for three months ended September 30, 2011 and the year ended June 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	(62,500)	4.00	4.00
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2011	417,500	$4.00	3.50

Options vested and exercisable at September 30, 2011	173,958	$4.00	3.50

The weighted average grant date fair value of options granted during the year ended June 30, 2010 was $0.68. At September 30, 2011, the Company had $169,182 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plan, which will be recognized over the weighted average remaining service period of 1.75 years. Stock-based compensation expense recorded for the three months ended September 30, 2011 and 2010 totaled $24,320 and $46,248, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 — SUBSEQUENT EVENTS

On October 24, 2011, the Company granted 259,500 stock options to its directors, officers, employees and certain consultants at an exercise price of $4.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one and two year periods, commencing on January 1, 2012 and expire five years from the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline does not recover as quickly as we anticipate, macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K, filed with the Commission on September 26, 2011, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

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

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties, primarily with San Joaquin Valley farmers, for the production of that seed, cleaning, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. We contract annually at fixed prices with growers who have established a history of yields that provide some predictability into anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each grower. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased, or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. Consequently our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) expanded our sales and marketing efforts; (ii) leased approximately 800 acres in Kern County in California's San Joaquin Valley, on which we are producing a portion of our alfalfa seed supply ourselves as well as other crops; and (iii) purchased the customer list of our principal international distributor from its owner in order to begin direct international sales rather than relying upon distributors for sales of our alfalfa seed in Saudi Arabia, and to other Middle Eastern and North African countries such as Sudan, Egypt and Morocco. We began direct international sales in June 2011. Our first crop of internally produced alfalfa seed is being planted in the second fiscal quarter of 2012 and will be harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of 2013, along with the seed we purchase from our growers. We believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our existing management infrastructure, experienced agronomics team and milling capacity, while reducing our costs and more directly controlling our inventory.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but the first quarter of fiscal 2012 reflects a significant turnaround in seed revenues.

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

While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in the first quarter of fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing as we began our first year selling directly into international markets, after having purchased our distributor's customer list in the first quarter of fiscal 2012 in order to build a direct sales network of customers. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, with domestic sales concentrated in the first five months of our fiscal year when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. Tests show that seed that has been held in inventory for over one year improves quality of the seed. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our growers elected to grow crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, having leased farmland beginning in fiscal 2011, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our primary business, although, to date, we have not contracted with third parties to grow our stevia crop. Beginning in fiscal 2011, we also faced the new risk caused by the availability of Roundup Ready alfalfa ("RRA") in the U.S., which could materially impact sales of our seed. We are still uncertain as to the extent to which RRA will negatively impact our business, if at all, but lack of regulations regarding field isolation could raise concerns about contamination of our non-GMO seed. Moreover, we sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we will have to be able to maintain the integrity of our seed in order to sell in certain parts of the world. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties.

We currently are using less than 25% of our mill capacity, leaving room for substantial revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California. Although only representing a small portion of our business, our milling services operations experienced an increase in revenues in fiscal 2011 and is the highest margin portion of our business.

Since our May 2010 IPO, we have also been developing our stevia business, working with top stevia breeders and the world's largest stevia processor to conduct trials on numerous varieties to order to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with the stevia processor under which the processor has agreed to purchase all of our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia on 114 acres and harvested a portion of that crop in the fall of 2012. We expect to earn modest revenue from this harvest during the second quarter when leaf is shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest will take place in the quarter ending March 2012, at which time we expect our use of best agronomic practices to be rewarded by continuing yield improvement. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenues during the 2011 fiscal year as we entered the stevia production business. We expect that the amount of stevia research and development expenses will decrease and that we will record our first stevia revenues in fiscal 2012 as we move to commercial production of stevia leaf.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended September 30, 2011 was $6,115,679 compared to $933,143 for the three months ended September 30, 2010. The $5,182,536 or 555% increase in revenue for the current period was due to a $5,206,186 increase in alfalfa seed revenue partially offset by $23,650 decrease in milling and other services. The substantial increase in alfalfa seed revenue is due primarily to the commencement of direct sales to our customers in Saudi Arabia and to a lesser extent other international markets, which reflects the success of our initiatives to sell direct into the international markets along with strong demand for our proprietary alfalfa seed varieties As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to pricing, rather than sell it at prices we felt were too low. Sales (both direct and through distributors) into international markets accounted for 84% of our current period revenue compared to 13% in the comparable period of the prior year. Domestic revenues accounted for 16% and 87% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continues to lag in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed product, in the 2012 fiscal year. We experienced an 18% increase in domestic revenues over the same period of the prior year.

Revenue for the three months ended September 30, 2011 included approximately $230,367 of milling and other services compared to $254,017 for the three months ended September 30, 2010. The slight decrease is primarily due to the timing of the harvests in the first quarter of fiscal 2012, which occurred later in the quarter than it had in the comparable period in the prior year. This, in turn, resulted in a shift in some revenue to the second quarter of this fiscal year.

Cost of revenue of $4,364,387 in the three months ended September 30, 2011 was 71% of revenue, while the cost of revenue of $561,820 in the three months ended September 30, 2010 was 60% of revenue. The dollar increase in cost of revenue for the current period was primarily attributable to an increase in the amount seed sold partially offset by a decrease in the average cost of seed sold. Margins on seed revenue totaled 27% in the current period versus 23% in the comparable period in the prior year. The improvement of seed margins can be primarily attributed to a 15% decrease in the average cost of seed sold versus the comparable period in the prior year as prior period sales consisted of higher concentrations of seed from the 2009 harvest which had higher costs than the subsequent 2010 and 2011 harvests.

Total gross profit margins for the current period totaled 28.6% versus 39.8% in the comparable period of the prior year. The significant increase in seed revenue in the current period principally contributed to the decrease in the total gross profit margins in the current period because seed sales constituted most of the revenue in the current period and margins are lower than for milling services, which represented only 4% of the revenue in the first quarter of fiscal 2012. By comparison, in the first quarter of fiscal 2011, milling and other services contributed over 27% of the total revenue recorded in the period, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 12% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011, but we did not earn any revenue from stevia through the first fiscal quarter of 2012. We expect to have our first stevia revenues in fiscal 2012, primarily in fulfillment under a commercial supply agreement with a major stevia processor.

We have worked with Triangle T in connection with our initial stevia efforts. We initially agreed to reimburse Triangle T for its direct and indirect costs, including costs incurred in the 2010 Fiscal Year for both the pilot program and our commercial production program. In addition, we paid a monthly fee of $15,000 through September 30, 2010 to Triangle T for management services related to our stevia program, including services related to future fulfillment under our existing commercial supply agreement. Costs related to our commercial production program are being capitalized to inventory, and costs related to our pilot program were expensed as incurred. The $15,000 monthly management expense was reduced to $2,500 as of October 1, 2010, and, with the consent of Triangle T, we hired the key stevia employee on a part-time basis to work with us directly on stevia R&D, breeding, cultivation and production. Effective October 1, 2010, we agreed to pay Triangle T $4,245 in monthly rent charges for the use of the 25 acre test plot and the 114 acre main plot used for commercial production.

As a result of the foregoing arrangements, we incurred $406,319 in stevia expenditures for the three months ended September 30, 2011 compared to $103,110 in similar expenditures for the three months ended September 30, 2010. The stevia-related expenses in the first quarter of fiscal 2012 have been allocated as follows: $340,394 has been included in work in process inventory, $8,400 has been recorded as another long-term asset at September 30, 2011 and the balance of the stevia-related costs are included in research and development on the consolidated statements of operations. With respect to the fiscal 2011 period amount, $12,556 has been included as work in process inventory and the remaining costs are included in research and development expense on the consolidated statement of operations.

We harvested the first commercial crop of stevia leaf in the quarter ended September 30, 2011. We expect to earn modest revenue from this harvest during the second quarter when leaf is shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest will take place in the quarter ending June 2012, at which time we expect our use of best agronomic practices to be rewarded by continuing yield improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2011 totaled $707,953 compared to $534,562 in the three months ended September 30, 2010. The $173,391 or 32% increase in SG&A expense versus the prior year period was primarily due to a $148,000 increase in sales commissions paid to our international sales consultant and a $24,000 increase in personnel costs for sales and marketing and administration. Included in SG&A expenses is non-cash stock based compensation, which totaled $24,320 in the current period versus $46,248 in the comparable period in the prior year.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended September 30, 2011 totaled $92,876 compared to $134,278 for the three months ended September 30, 2010. R&D expenses decreased $41,402 in the current period due to a $20,472 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $20,930 in the first quarter of fiscal 2012 compared to the comparable period in fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2011 was $71,095 compared to $59,391 for the three months ended September 30, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $15,196 in the current period and $11,562 for the first quarter of the fiscal year ended September 30, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the three months ended September 30, 2011 totaled $4,162 compared to interest income, net of $3,978 for the three months ended September 30, 2010. Current period interest expense consisted of the fee for the unused credit facility partially offset by interest income derived from cash and cash equivalents.

Income Tax (Benefit)

Income tax expense totaled $352,441 for the three months ended September 30, 2011 compared to an income tax benefit of $104,557 for the three months ended September 30, 2010.

Net Income (Loss)

We had net income of $522,765 for the three months ended September 30, 2011 compared to a net loss of $254,079 for the three months ended September 30, 2010. The increase in profitability was attributable primarily to the increase in shipments into international markets in the first quarter of fiscal 2012, partially offset by an increase in SG&A and income tax expense, all of which are discussed above. The net income per basic and diluted common share for the current period was $0.09, compared to a net loss per basic and diluted common share of $0.04 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long-standing, excellent relationships with most of our growers, we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the 2011 Fiscal Year, we paid our growers approximately 50% of the amount owed in October 2010 (the second fiscal quarter) and the remaining 50% in February 2011 (the third fiscal quarter), in accordance with the annual contracts. We expect to pay our growers on a similar schedule in fiscal 2012. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year. At the end of fiscal 2011, our largest international distributor left the alfalfa seed sales business, and we purchased its customer list in July 2011. Although we have no history of directly selling into the Middle East and other international markets, we believe that we will be able to successfully transition into our direct sales model into the Middle East. We commenced direct international sales in June 2011. We expect that as direct sellers, we will experience similar timing constraints to that which we were accustomed when we sold into these markets through our former distributor.

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

In the 2011 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $5,000,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.25% per annum as of November 2, 2011. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. As of November 14, 2011, we have not drawn down on the line, and during the three months ended September 30, 2011, we incurred $6,389 of fees for the unused portion of the credit facility.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities	$711,754	$(451,850)
Cash flows from investing activities	(258,400)	(201,882)
Net increase (decrease) in cash	453,354	(653,732)
Cash and cash equivalents, beginning of period	3,738,544	7,830,517
Cash and cash equivalents, end of period	$4,191,898	$7,176,785

As of September 30, 2011, we had cash and cash equivalents of approximately $4.2 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the three months ended September 30, 2011, operating activities provided $711,754 in cash, as a result of net income of $522,765 and an increase in accounts payable of $4,652,093, partially offset by an increase in accounts receivable of $4,292,112. For the three months ended September 30, 2010, operating activities used $451,850 in cash, as a result of a net loss of $254,079, and an increase in accounts receivables of $348,878, an increase in inventories of $4,113,907, partially offset by an increase in accounts payable of $4,317,033. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels in the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

Our largest international customer, which is located in Saudi Arabia, owed us $712,600 at June 30, 2011. These outstanding invoices have 90 day payment terms. The outstanding balance of $712,600 was paid in full in September 2011. At September 30, 2011, this particular customer owed us approximately $5.4 million. During October and November 2011, we continued to receive payments within our agreed upon payment terms and collected $4.15 million of the balance outstanding at September 30, 2011. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer. We believe that we will fully collect all accounts receivable balances outstanding at September 30, 2011, although the exact timing cannot be predicted with certainty.

Investing Activities

Our investing activities during the three months ended September 30, 2011 totaled $258,400, funded with a portion of the net proceeds of our initial public offering in May 2010. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $93,400. Our investing activities during the three months ended September 30, 2010 totaled $201,882 and consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During fiscal 2012, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering.

Financing Activities

We did not have any financing activities during the three months ended September 30, 2011 nor the three months ended September 30, 2010.

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

Off Balance Sheet Arrangements

We do not engage in material off-balance sheet transactions.

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

  competition; and

  market developments.

The alfalfa seed revenue and associated fixed and variable operating expenses, as well as its associated research and development expenses, have historically been relatively stable, and we expect this trend to continue. Our more recent focus on sales and marketing efforts is expected to increase sales volume over time, which, in turn, we anticipate will result in increasing revenue. Our available labor force is plentiful and stable, and many of our laborers have worked for us for over a decade. Our networks of distributors in the western United States and growers in California have been generally stable and productive for over 10 years. The price we pay to growers is contracted annually and prior to establishing our sales prices for the season. Therefore, while the market price for alfalfa seed may fluctuate year to year, we are generally able to maintain a profitable margin between our seed costs and selling prices. We have not seen, nor do we expect, technology changes in the methods of processing and milling alfalfa or other small grain products requiring a capital investment to maintain our competitive high quality and low cost position. Consequently, our capital investment needs and our maintenance expenses from year to year are relatively minor, predictable and stable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption "Risk Factors" in our Form 10-K, filed with the SEC on September 26, 2011. There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Form 10-K.

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

From the effective date of the registration statement through June 30, 2011, we used approximately $8.6 million of the net proceeds primarily to pay off the revolving credit facility, complete the purchase of the partnership interests of S&W Seed Company and fund our operations including working capital investments into inventory and the improvements to our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds and short-term investments with original maturities of less than 90 days.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
99.1	Press release of the registrant dated November 14, 2011(1) (PDF as a courtesy)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and June 30, 2011; (ii) the Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010; (iii) the Consolidated Statement of Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2011 and 2010; and (v) the Notes to Consolidated Financial Statements

________

(1) The information in Exhibit 99.1 hereto shall not be deemed "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2011.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)