Form 10-Q
period 2011-12-31
S&W Seed Co
filed 2012-02-08
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25552 South Butte Avenue
Five Points, CA    93624
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

      As of February 8, 2012, 5,800,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,808,285	$3,738,544
Accounts receivable, net	4,064,315	1,803,909
Inventories	3,919,025	5,664,119
Prepaid expenses and other current assets	58,398	58,451
Deferred tax asset	352,393	352,393
TOTAL CURRENT ASSETS	15,202,416	11,617,416

Property, plant and equipment, net of accumulated depreciation	2,341,875	2,299,306
Other intangibles, net	637,044	502,436
Crop production costs	850,752	220,431
Deferred tax asset - long term	56,996	517,672
Other asset - long term	90,000	-
TOTAL ASSETS	$19,179,083	$15,157,261

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,651,445	$207,074
Accounts payable - related party	829,868	218,863
Accrued expenses and other current liabilities	102,374	169,060
TOTAL CURRENT LIABILITIES	3,583,687	594,997

TOTAL LIABILITIES	3,583,687	594,997

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
5,800,000 issued and outstanding
at December 31, 2011 and June 30, 2011	5,800	5,800
Additional paid-in capital	14,672,019	14,604,716
Retained earnings (deficit)	917,577	(48,252)
TOTAL STOCKHOLDERS' EQUITY	15,595,396	14,562,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,179,083	$15,157,261

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue
Seed revenue	$4,073,865	$516,613	$9,959,177	$1,195,739
Milling and other revenue	654,164	393,043	884,531	647,060

Total revenue	4,728,029	909,656	10,843,708	1,842,799

Cost of revenue
Cost of seed revenue	2,960,857	369,734	7,258,802	893,513
Cost of milling and other revenue	243,379	77,207	309,821	115,248
Total cost of revenue	3,204,236	446,941	7,568,623	1,008,761

Gross profit	1,523,793	462,715	3,275,085	834,038

Operating expenses
Selling, general and administrative expenses	761,765	490,851	1,469,718	1,025,413
Research and development expenses	61,629	127,850	154,505	262,128
Depreciation and amortization	65,516	60,306	136,611	119,697

Total operating expenses	888,910	679,007	1,760,834	1,407,238

Income (loss) from operations	634,883	(216,292)	1,514,251	(573,200)

Other (income) expense
Loss on disposal of fixed assets	26,362	-	26,362	5,706
Interest (income) expense, net	4,260	(3,165)	8,422	(7,143)

Net income (loss) before income tax expense (benefit)	604,261	(213,127)	1,479,467	(571,763)
Income tax expense (benefit)	161,197	(130,930)	513,638	(235,487)
Net income (loss)	$443,064	$(82,197)	$965,829	$(336,276)

Net income (loss) per common share:
Basic	$0.08	$(0.01)	$0.17	$(0.06)
Diluted	$0.08	$(0.01)	$0.17	$(0.06)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000	5,800,000	5,800,000
Diluted	5,804,207	5,800,000	5,817,006	5,800,000

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$15,251,527

Stock-based compensation	-	-	122,185	-	122,185
Net loss for the year ended June 30, 2011	-	-	-	(811,448)	(811,448)
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation	-	-	67,303	-	67,303
Net income for the six months ended December 31, 2011	-	-	-	965,829	965,829
Balance, December 31, 2011	5,800,000	$5,800	$14,672,019	$917,577	$15,595,396

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$965,829	$(336,276)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	67,303	69,141
Change in allowance for doubtful accounts	(3,587)	-
Depreciation and amortization	136,611	119,697
Loss on disposal of fixed assets	26,362	5,706
Changes in:
Accounts receivable	(2,256,819)	445,889
Inventories	1,745,094	(4,114,939)
Prepaid expenses and other current assets	53	(66,378)
Crop production costs	(630,321)	-
Deferred tax asset	460,676	(235,487)
Other asset - long term	(90,000)
Accounts payable	2,444,371	1,274,012
Accounts payable - related party	611,005	842,612
Accrued expenses and other current liabilities	(66,686)	89,878
Net cash provided by (used in) operating activities	3,409,891	(1,906,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(175,150)	(231,982)
Acquisition of customer list	(165,000)	-
Proceeds from disposal of property, plant and equipment	-	4,500
Net cash used in investing activities	(340,150)	(227,482)

NET INCREASE OR (DECREASE) IN CASH	3,069,741	(2,133,627)

CASH AND CASH EQUIVALENTS, beginning of the period	3,738,544	7,830,517

CASH AND CASH EQUIVALENTS, end of period	$6,808,285	$5,696,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
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

On December 13, 2011, S&W Seed Company ("S&W Delaware"), consummated a merger (the "Reincorporation") with and into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation ("S&W Nevada"), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by S&W Nevada and S&W Delaware on December 10, 2011 (the "Merger Agreement"). As a result of the Reincorporation, the Company is now a Nevada corporation.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, as well as a small direct farming operation. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011. The Company recorded its first stevia revenue in the second quarter of fiscal 2012 under a commercial supply agreement with a major stevia processor.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2011, consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, consolidated statement of owners' equity for the six months ended December 31, 2011 and consolidated statements of cash flows for the six months ended December 31, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at December 31, 2011 and its results of operations for the three and six months ended December 31, 2011 and its cash flows for the six months ended December 31, 2011 and 2010. The results for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Reclassifications

Certain amounts in the 2011 fiscal year consolidated financial statements have been reclassified to conform to the 2012 fiscal year presentation.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 64% and 84% of its net revenue for the three and six months ended December 31, 2011, respectively. A different combination of three customers accounted for 36% and 52% of its net revenue for the three and six months ended December 31, 2010, respectively.

Three customers comprised 82% of the Company's accounts receivable at December 31, 2011. A different combination of three customers comprised 85% of the Company's accounts receivable at June 30, 2010.

Sales direct to international customers represented 57% and 0% of revenue during the three months ended December 31, 2011 and 2010, respectively. Sales direct to international customers represented 70% and 0% of revenue during the six months ended December 31, 2011 and 2010, respectively.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide the majority of the seed the Company sells to its customers. Three growers accounted for 59% and 55% of the Company's seed requirements for six months ended December 31, 2011 and 2010, respectively.

Revenue Recognition

The Company derives its revenue primarily from sales of seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At December 31, 2011, no customers had the right of return.

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

Sales Commissions

Sales commission expenses are accrued for when the applicable sale is completed and all such expenses are classified within selling, general and administrative expenses on the consolidated statements of operations. Commissions paid to Mr. Penner pursuant to his consulting contract were accounted for consistent with the aforementioned treatment.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 and $3,587 at December 31, 2011 and June 30, 2011, respectively.

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

Growing Crops

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, land preparation, cultivation, ongoing irrigation and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs.

Components of inventory are:

	December 31,	June 30,
	2011	2011
Raw materials and supplies	$49,829	$124,402
Work in progress	816,553	100,812
Finished goods	3,052,643	5,438,905
Reserve for obsolescence	-	-
	$3,919,025	$5,664,119

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$443,064	$(82,197)	$965,829	$(336,276)

Net income (loss) per common share:
Basic	$0.08	$(0.01)	$0.17	$(0.06)
Diluted	$0.08	$(0.01)	$0.17	$(0.06)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000	5,800,000	5,800,000
Diluted	5,804,207	5,800,000	5,817,006	5,800,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2011	2010
Class A warrants	1,400,000	1,400,000
Class B warrants	1,400,000	1,400,000
Under-writer warrants	280,000	280,000
Other warrants	-	50,000
Stock options	-	480,000
Total	3,080,000	3,610,000

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

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2011 or June 30, 2011, respectively.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The adoption of this update is not expected to have a material impact on its consolidated financial statements.

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

Pursuant to the Purchase Agreement, the Company paid $165,000 in cash. The Company also entered into a consulting agreement with Mr. Penner's consulting company. The transaction closed on July 7, 2011. The Purchase Agreement includes customary representations, warranties and covenants. The Purchase Agreement also contains a five-year non-competition provision.

The purchase was accounted for as an asset acquisition and the consideration paid of $165,000 was allocated to the intangible assets acquired based on their relative fair values on the acquisition date.

The following table summarizes the final allocation of the purchase price and the estimated useful lives of the acquired intangibles:

		Useful Lives
Customer list	$121,786	17
Non-compete	43,214	5
	$165,000

NOTE 4 — OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	June 30,			December 31,
	2011	Additions	Amortization	2011

Trade name	$210,351	$-	$(6,186)	$204,165
Customer relationships	108,620	-	(3,198)	105,422
Technology/IP	183,465	-	(13,104)	170,361
Customer list	-	121,786	(3,582)	118,204
Non-compete	-	43,214	(4,322)	38,892
	$502,436	$165,000	$(30,392)	$637,044

Amortization expense totaled $15,196 and $11,562 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense totaled $30,392 and $23,124 for the six months ended December 31, 2011 and 2010, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$60,779	$60,779	$60,779	$60,779	$60,779

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2011	2011

Land and improvements	$ 139,827	$ 139,827
Buildings and improvements	2,006,862	2,006,862
Machinery and equipment	646,099	470,949
Vehicles	123,551	183,884
Total property, plant and equipment	2,916,339	2,801,522

Less: accumulated depreciation	(574,464)	(502,216)

Property, plant and equipment, net	$ 2,341,875	$ 2,299,306

Depreciation expense totaled $50,320 and $48,744 for the three months ended December 31, 2011 and 2010, respectively. Depreciation expense totaled $106,219 and $96,573 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 6 — SHORT TERM DEBT

The Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Lender") and related loan documents, dated April 1, 2011. The Credit Agreement provides the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Amounts outstanding under the revolving credit facility may be repaid and re-borrowed through April 1, 2012, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Credit Agreement. The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. Under the Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the three and six months ended December 31, 2011, the Company incurred $6,389 and $12,778, respectively, of fees for the unused portion of the credit facility.

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

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At December 31, 2011 and June 30, 2011, there were 5,800,000 shares issued and outstanding.

See Note 10 for discussion on equity-based compensation.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 — RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the chairman of the board of Triangle T Partners, LLC ("Triangle T Partners") and, until December 2010 was chairman of the board of directors of Triangle T Ranch, Inc. ("Triangle T Ranch" and, collectively with Triangle T Partners, "Triangle T"). Mr. Wickersham indirectly owned a controlling interest in Triangle T Partners until December 2010 and now owns such interest directly as a member of Triangle T Partners. Michael N. Nordstrom, one of the Company's directors, was also a member of the board of managers of Triangle T Partners until April 2011 and, until December 2010, was a director of Triangle T Ranch. Until October 2010, Mark S. Grewal, the Company's President and Chief Executive Officer, as well as a member of the Company's board, also served as president and chief executive officer and was on the boards of Triangle T Partners and Triangle T Ranch. He no longer holds these positions. Triangle T Ranch was dissolved in December 2010.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the six months ended December 31, 2011 and 2010, the Company purchased from Triangle T $1,430,984 and $1,495,023, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive nor will he receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $138,578 and $33,702 of certified alfalfa seed and milling services to Triangle T during the six months ended December 31, 2011 and 2010, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $57,807 of charges from Triangle T during the six months ended December 31, 2011 for its services and costs in connection with the stevia cultivation program including $3,420 in monthly rent charges for the use of the 114 acre main plot being used for commercial stevia production. The Company incurred $147,286 of charges from Triangle T during the six months ended December 31, 2010 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

There were no amounts due from Triangle T at December 31, 2011 and June 30, 2011, respectively. Amounts due to Triangle T totaled $829,868 and $218,863 at December 31, 2011 and June 30, 2011, respectively.

In July 2011, the Company purchased 20 bee trailers from Triangle T for a total price of $85,000. In December 2011, the Company purchased 38 additional bee trailers from Triangle T for a total price of $76,000. Mr. Wickersham personally did not receive any portion of these funds.

On November 22, 2011, the Company entered into a one-year Agricultural Sub-Sublease Agreement with Triangle T Partners under the terms of which the Company agreed to sublease approximately 1,400 acres of farmland in Madera County for seed alfalfa production and approximately 1,000 acres for the planting of other crops (collectively, the "leased property") owned by John Hancock Life Insurance Company (U.S.A.) ("John Hancock"). John Hancock purchased the property known as Triangle T Ranch from Triangle T Partners in 2009, and the parties entered into an Agricultural Sublease in connection with that purchase transaction. The Company is now subleasing a portion of the subleased farmland.

The sub-sublease provides for a lump sum payment of $352,000 in exchange for the right to farm the leased property through November 15, 2012. Although the sub-sublease is between the Company and Triangle T Partners, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company will pay for all farming operations and will be responsible for keeping, maintaining and repairing all parts of the lease property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the subleased property. The Company will be entitled to all income and proceeds from the farming operations on the leased property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. S&W may use the services of TTP employees and TTP equipment in connection with farming the leased property, as needed. The Company incurred $109,238 of charges from Triangle T Partners for its services and costs in connection with farming operations during the three and six months ended December 31, 2011.

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

As of December 31, 2011, options to purchase 677,000 shares of common stock were outstanding and unexercised, and 73,000 shares remain available under the 2009 Plan for future grants and awards.

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

For stock-based awards granted, the Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period.

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	December 31,	June 30,	December 31,	June 30,
	2011	2011	2011	2011
Risk-free rate of interest	1.10%	-	1.10%	0.81%
Dividend yield	0%	-	0%	0%
Volatility of common stock	63%	-	56%	68%
Exit / attrition rates	20% - 30%	-	20%	20%
Target exercise factor	1.25 - 1.75	-	1.25	1.25

A summary of activity related to the Company's stock option incentive plans for six months ended December 31, 2011 and the year ended June 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	(62,500)	4.00	4.00
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	259,500	4.20	4.83
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	677,000	$4.08	3.86

Options vested and exercisable at December 31, 2011	208,750	$4.00	3.26

The weighted average grant date fair value of options granted and outstanding at December 31, 2011 was $0.75. At December 31, 2011, the Company had $320,510 of unrecognized stock compensation expense, net of estimated forfeitures, related to the stock option plan, which will be recognized over the weighted average remaining service period of 1.5 years. Stock-based compensation expense recorded for the three months ended December 31, 2011 and 2010 totaled $42,983 and $22,893, respectively. Stock-based compensation expense recorded for the six months ended December 31, 2011 and 2010 totaled $67,303 and $69,141, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline might not recover as quickly as we anticipate. Other risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K, filed with the Commission on September 26, 2011, in Item 1A of Part II of this Quarterly Report on Form 10-Q and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which has been expanded in fiscal 2012 to include our own farming operations; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, contracting primarily with San Joaquin Valley farmers for the production of that seed, cleaning, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. We contract annually at fixed prices with growers who have established a history of yields that provide some predictability into anticipated supply volume and cost. Nevertheless, yields are subject to agriculture risk and the farming practices of each seed grower. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased, or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. Consequently our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) expanded our sales and marketing efforts; (ii) leased acreage in Kern and Madera Counties in California's San Joaquin Valley, on which we are producing a portion of our alfalfa seed supply ourselves; and (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and North African countries such as Sudan, Egypt and Morocco. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and will be harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchase from our growers.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but the first half of fiscal 2012 reflects a significant turnaround in seed revenues.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in the first half of fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing as we began our first year selling directly into international markets, after having purchased our distributor's customer list in the first quarter of fiscal 2012 in order to build a direct sales network of customers. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

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

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, having leased farmland beginning in fiscal 2011, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Our growers could also decide to grow stevia for us instead of alfalfa seed, which is another uncertainty facing our primary business, although, to date, we have not contracted with third parties to grow our stevia crop. Beginning in fiscal 2011, we also faced the new risk caused by the availability of Roundup Ready alfalfa ("RRA") in the U.S., which could materially impact sales of our seed. We are still uncertain as to the extent to which RRA will negatively impact our business, if at all, but lack of regulations regarding field isolation could raise concerns about contamination of our non-GMO seed. Moreover, we sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we will have to be able to maintain the integrity of our seed in order to sell in certain parts of the world. Therefore, we acknowledge that our plans to grow our alfalfa seed business are subject to some uncertainties.

Beginning in fiscal 2011, we began our direct farming operations by leasing approximately 800 acres in Kern County in California's San Joaquin Valley, on which we are growing a portion of our alfalfa seed supply ourselves as well as other crops, and leasing approximately 1,400 acres of farmland in Madera County for seed alfalfa production and approximately 1,000 acres for the planting of other crops. Although we have an experienced farming management and operations staff, this new business opportunity poses new challenges. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and milling capacity, while reducing our costs and more directly controlling our inventory.

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

Since our May 2010 IPO, we have also been developing our stevia business, working with top stevia breeders and the world's largest stevia processor to conduct trials on numerous varieties to order to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five- year supply agreement with the stevia processor under which the processor has agreed to purchase all of our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia on 114 acres and harvested a portion of that crop in the fall of 2012. We earned a modest amount of revenue from this harvest during the second quarter when the leaf was shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest will take place in the second half of fiscal 2012 or the first quarter of fiscal 2013, although the exact timing of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices for stevia. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenues during the 2011 fiscal year as we entered the stevia production business. We expect that the amount of stevia research and development expenses will decrease in fiscal 2012 as we move to commercial production of stevia leaf.

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

The corporate entity was incorporated in Delaware on October 2, 2009. In January 2010, the members of the Seed Holding exchanged their membership units for 3,000,000 shares of S&W Seed Delaware, the Delaware corporation became the sole member of Seed Holding, and the corporation assumed the obligation to purchase the remaining 15% general partnership interest. Following the receipt of the net proceeds from the initial public offering in May 2010, S&W Seed Delaware repaid the former S&W partners the principal and interest due under the outstanding promissory notes and purchased the remaining 15% of the partnership, resulting in Seed Holding owning 100% of the former partnership.

On December 13, 2011, S&W Seed Company ("S&W Delaware"), consummated a merger (the "Reincorporation") with and into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation ("S&W Nevada"), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by S&W Nevada and S&W Delaware on December 10, 2011 (the "Merger Agreement"). As a result of the Reincorporation, the Company is now a Nevada corporation.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended December 31, 2011 was $4,728,029 compared to $909,656 for the three months ended December 31, 2010. The $3,818,373 or 420% increase in revenue for the current period was due to a $3,557,252 increase in seed revenue coupled with a $261,121increase in milling and other services. The substantial increase in seed revenue is due primarily to the continuation of direct sales to our customers in Saudi Arabia and to a lesser extent other international markets, which reflects the success of our initiatives to sell direct into the international markets, along with strong demand for our proprietary alfalfa seed varieties. As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to pricing, rather than sell it at prices we felt were too low. Sales (both direct and through distributors) into international markets accounted for 58% of our current period revenue compared to 0% in the comparable period of the prior year. Domestic revenues accounted for 42% and 100% of our total revenues for the three months ended December 31, 2011 and 2010, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continues to lag in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed products in the 2012 fiscal year. We experienced a 121% increase in domestic revenues over the same period of the prior year.

Revenue for the three months ended December 31, 2011 included approximately $654,164 of milling and other services compared to $393,043 for the three months ended December 31, 2010. The increase is due to the timing of the harvests and the corresponding timing of milling services being performed throughout the year. This has resulted in a higher concentration of revenue in the current quarter versus the prior year.

Cost of revenue of $3,204,236 in the three months ended December 31, 2011 was 68% of revenue, while the cost of revenue of $446,941 in the three months ended December 31, 2010 was 49% of revenue. The dollar increase in cost of revenue for the current period was primarily attributable to an increase in the amount seed sold. Margins on seed revenue totaled 27% in the current period versus 28% in the comparable period in the prior year. The slight decrease in seed margins can be primarily attributed to an increase in revenues of wheat seed and sorghum and shipping charges which carry a much lower margin than our alfalfa seed.

Total gross profit margins for the current period totaled 32.2% versus 50.9% in the comparable period of the prior year. The significant increase in seed revenue in the current period principally contributed to the decrease in the total gross profit margins in the current period because seed sales constituted most of the revenue in the current period, and margins are lower in seed sales than for milling services, which represented only 14% of the revenue in the second quarter of fiscal 2012. By comparison, in the second quarter of fiscal 2011, milling and other services contributed over 43% of the total revenue recorded in the period, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 18% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenues of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor.

As a result of the foregoing arrangements, we incurred $159,923 in stevia expenditures for the three months ended December 31, 2011 compared to $97,543 in similar expenditures for the three months ended December 31, 2010. The stevia-related expenses in the second quarter of fiscal 2012 have been allocated as follows: $12,171 has been included in work in process inventories, $100,000 has been recorded as crop production costs which is a long-term asset at December 31, 2011 and the balance of the stevia-related costs are included in research and development on the consolidated statements of operations. With respect to the fiscal 2011 period amount, $18,260 has been included as work in process inventory and the remaining costs are included in research and development expense on the consolidated statement of operations.

We harvested the first commercial crop of stevia leaf in the quarter ended September 30, 2011, but did not earn any revenue until the following period, when we earned just modest revenue. In connection with this first commercial crop, our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest of this crop, as well as new acreage we plan to plant in the spring of 2012, will take place in the second half of fiscal 2012 or the first quarter of fiscal 2013. Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we perfect best agronomic practices for stevia. We further expect that our costs will be highest in the first year of production and will decline in subsequent years as we continue to harvest crops planted in prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2011 totaled $761,765 compared to $490,851 in the three months ended December 31, 2010. The $270,914 or 55% increase in SG&A expense versus the prior year period was primarily due to a $78,752 increase in sales commissions paid to our international sales consultant, a $37,415 increase in legal expenses, a $20,090 increase in non-cash stock based compensation, a $19,950 increase in franchise taxes, and the remaining increase relates to miscellaneous expenses to support our expansion. Included in SG&A expenses is non-cash stock based compensation, which totaled $42,983 in the current period versus $22,893 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 16% in the current quarter compared to 54% in the three months ended December 31, 2010.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended December 31, 2011 totaled $61,629 compared to $127,850 for the three months ended December 31, 2010. R&D expenses decreased $66,221 in the current period due to a $46,603 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $19,618 in the second quarter of fiscal 2012 compared to the comparable period in fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2011 was $65,516 compared to $60,306 for the three months ended December 31, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $15,196 in the current period and $11,562 for the second quarter of the fiscal year ended December 31, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the three months ended December 31, 2011 totaled $4,260 compared to interest income, net of $3,165 for the three months ended December 31, 2010. Current period interest expense consisted of the fee for the unused credit facility partially offset by interest income derived from cash and cash equivalents.

Income Tax (Benefit)

Income tax expense totaled $161,197 for the three months ended December 31, 2011 compared to an income tax benefit of $130,930 for the three months ended December 31, 2010.

Net Income (Loss)

We had net income of $443,064 for the three months ended December 31, 2011 compared to a net loss of $82,197 for the three months ended December 31, 2010. The increase in profitability was attributable primarily to the increase in shipments into international markets in the second quarter of fiscal 2012, partially offset by an increase in SG&A and income tax expense, all of which are discussed above. The net income per basic and diluted common share for the current period was $0.08, compared to a net loss per basic and diluted common share of $0.01 for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the six months ended December 31, 2011 was $10,843,708 compared to $1,842,799 for the six months ended December 31, 2010. The $9,009,909, or 488% increase in revenue for the current period, was due to an $8,763,438 increase in seed revenue coupled with a $237,471increase in milling and other services. The substantial increase in seed revenue is due primarily to the continuation of direct sales to our customers in Saudi Arabia and to a lesser extent other international markets, which reflects the success of our initiatives to sell direct into the international markets, along with strong demand for our proprietary alfalfa seed varieties. As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to pricing, rather than sell it at prices we felt were too low. Sales (both direct and through distributors) into international markets accounted for 73% of our current period revenue compared to 2% in the comparable period of the prior year. Domestic revenues accounted for 27% and 98% of our total revenues for the six months ended December 31, 2011 and 2010, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continues to lag in comparison to the agricultural industry as a whole and is encouraging hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed products in the 2012 fiscal year. We experienced a 75% increase in domestic revenues over the same period of the prior year.

Revenue for the six months ended December 31, 2011 included approximately $884,531 of milling and other services compared to $647,060 for the six months ended December 31, 2010. The increase is due to the timing of the harvests and the corresponding timing of milling services being performed throughout the year. This has resulted in a higher concentration of revenue in the current quarter versus the prior year.

Cost of revenue of $7,568,623 in the six months ended December 31, 2011 was 70% of revenue, while the cost of revenue of $1,008,761 in the six months ended December 31, 2010 was 55% of revenue. The dollar increase in cost of revenue for the current period was primarily attributable to an increase in the amount seed sold. Margins on seed revenue totaled 27% in the current period versus 25% in the comparable period in the prior year. The increase in seed margins can be primarily attributed to an 8% decrease in the average cost of seed sold versus the comparable period in the prior year as prior period sales consisted of higher concentrations of seed from the 2009 harvest, which had higher costs than the subsequent 2010 and 2011 harvests.

Total gross profit margins for the current period totaled 30.2% versus 45.3% in the comparable period of the prior year. The significant increase in seed revenue in the current period principally contributed to the decrease in the total gross profit margins in the current period because seed sales constituted most of the revenue in the current period, and margins are lower in seed sales than for milling services, which represented only 8% of the revenue in the first six months of fiscal 2012. By comparison, in the first six months of fiscal 2011, milling and other services contributed over 35% of the total revenue recorded in the period, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 18% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenues of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor.

As a result of the foregoing arrangements, we incurred $551,171 in stevia expenditures for the six months ended December 31, 2011 compared to $188,097 in similar expenditures for the six months ended December 31, 2010. The stevia-related expenses in the first half of fiscal 2012 have been allocated as follows: $74,717 has been included in work in process inventories, $386,248 has been recorded as crop production costs, which is a long-term asset at December 31, 2011, and the balance of the stevia-related costs are included in research and development on the consolidated statements of operations. With respect to the fiscal 2011 period amount, $30,816 has been included as work in process inventory and the remaining costs are included in research and development expense on the consolidated statement of operations.

We harvested the first commercial crop of stevia leaf in the quarter ended September 30, 2011. We earned modest revenue totaling $25,382 from this harvest during the second quarter when a portion of the leaf was shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest of this crop, as well as new acreage we plan to plant in the spring of 2012, will take place in the second half of fiscal 2012 or the first quarter of fiscal 2013. Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we perfect best agronomic practices for stevia. We further expect that our costs will be highest in the first year of production and will decline in subsequent years as we continue to harvest crops planted in earlier years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 2011 totaled $1,469,718 compared to $1,025,413 in the six months ended December 31, 2010. The $444,305 or 43% increase in SG&A expense versus the prior year period was primarily due to a $226,973 increase in sales commissions paid to our international sales consultant, a $43,317 increase in legal expenses, a $50,734 increase in franchise taxes, and the remaining increase relates to various expenses to support our expansion. Franchise taxes in future periods will decrease due to the reincorporation of our company from Delaware to Nevada in December 2011. Included in SG&A expenses is non-cash stock based compensation, which totaled $67,303 in the current period versus $69,141 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 14% in the current period compared to 56% in the six months ended December 31, 2010.

Research and Development Expense

Research and development expenses ("R&D") for the six months ended December 31, 2011 totaled $154,505 compared to $262,128 for the six months ended December 31, 2010. R&D expenses decreased $107,623 in the current period due to a $67,075 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $40,548 in the first six months of fiscal 2012 compared to the comparable period in fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2011 was $136,611 compared to $119,697 for the six months ended December 31, 2010. Included in the amount is amortization expense for intangibles assets, which totaled $30,392 in the current period and $23,124 for the six months ended December 31, 2010. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the six months ended December 31, 2011 totaled $8,422 compared to interest income, net of $7,143 for the six months ended December 31, 2010. Current period interest expense consisted of the fee for the unused credit facility partially offset by interest income derived from cash and cash equivalents.

Income Tax (Benefit)

Income tax expense totaled $513,638 for the six months ended December 31, 2011 compared to an income tax benefit of $235,487 for the six months ended December 31, 2010.

Net Income (Loss)

We had net income of $965,829 for the six months ended December 31, 2011 compared to a net loss of $336,276 for the six months ended December 31, 2010. The increase in profitability was attributable primarily to the increase in shipments into international markets in the first half of fiscal 2012, partially offset by an increase in SG&A and income tax expense, all of which are discussed above. The net income per basic and diluted common share for the current period was $0.17, compared to a net loss per basic and diluted common share of $0.06 for the six months ended December 31, 2010.

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

In the 2011 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $5,000,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.27% per annum as of February 2, 2012. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. As of February 8, 2012, we have not drawn down on the line, and during the three months ended December 31, 2011, we incurred $6,389 of fees for the unused portion of the credit facility.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2011 and 2010:

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities	$3,409,891	$(1,906,145)
Cash flows from investing activities	(340,150)	(227,482)
Cash flows from financing activities	-	-
Net increase (decrease) in cash	3,069,741	(2,133,627)
Cash and cash equivalents, beginning of period	3,738,544	7,830,517
Cash and cash equivalents, end of period	$6,808,285	$5,696,890

As of December 31, 2011, we had cash and cash equivalents of approximately $6.8 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the six months ended December 31, 2011, operating activities provided $3,409,891 in cash, as a result of net income of $965,829 and an increase in accounts payable of $2,444,371 and a decrease in inventories of $1,745,094, partially offset by an increase in accounts receivable of $2,256,819. For the six months ended December 31, 2010, operating activities used $1,906,145 in cash, as a result of a net loss of $336,276, and an increase in inventories of $4,114,939, partially offset by an increase in accounts payable of $1,274,012. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels during the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances of alfalfa seed on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

Our largest international customer, which is located in Saudi Arabia, owed us approximately $5.4 million at September 30, 2011. The outstanding balance of $5.4 million was paid in full during our second quarter. At December 31, 2011, this particular customer owed us approximately $2.8 million. These outstanding invoices have 90 day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer. We believe that we will fully collect all accounts receivable balances outstanding at December 31, 2011, although the exact timing cannot be predicted with certainty.

Investing Activities

Our investing activities during the six months ended December 31, 2011 totaled $340,150, funded with a portion of the net proceeds of our initial public offering in May 2010. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $175,150. Our investing activities during the six months ended December 31, 2010 totaled $227,482 and consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During fiscal 2012, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering.

Financing Activities

We did not have any financing activities during the six months ended December 31, 2011 nor the six months ended December 31, 2010.

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

We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional.

Income Taxes: We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of the company's future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and stockholders' equity.

Inventories: All inventories are accounted for on a lower of cost or market basis. Inventories consist of raw materials and finished goods as well as in the ground crop inventories. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by product line on a quarterly basis.

Recently Adopted and Recently Enacted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The adoption of this update is not expected to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. While historically, we have not grown the alfalfa seed we sell, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed, reducing our inventory and supply of seed we sell to our customers. Moreover, beginning in fiscal 2012, we began growing a portion of our alfalfa seed directly as well as farming wheat and alfalfa hay, and therefore, we have a direct vulnerability to the same adverse effects of weather, pests, natural disasters and other natural conditions that concern our third party growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to fully recover the costs of our initial stevia operations.

Our stevia operations are subject to the same farming risks that other agricultural operations face, including, weather-related events and natural disasters, which, depending on the growth cycle at the time of such event, could materially negatively impact our yields. Although we have a contract in place with a major stevia processor, our costs could exceed the revenue we are able to earn from a particular stevia harvest. As we plant additional stevia acreage, as we expect to do, this risk could become more material.

The adoption of GOZ zones in our primary alfalfa seed growing region could impact our international operations.

A substantial portion of our alfalfa seed is grown in Fresno County for both domestic and international sales. In January 2012, the National Alfalfa & Forage Alliance held a vote of growers in Fresno County to determine if they should form a Genetically Enhanced ("GE") Grower Opportunity Zone ("GOZ") in part of Fresno County. A GOZ is a seed grower-defined region within which a super-majority of growers (by number of growers or acreage) elects to focus on the production of either Adventitious Presence Sensitive ("APS") or GE alfalfa seed, including Roundup Ready alfalfa. The January 2012 vote to organize the proposed GOZ in Fresno County failed to obtain the required super-majority, and therefore the motion failed. However, there is no assurance that another vote will not be taken and that, at a future meeting, the proposal will not succeed in obtaining the required vote to form a GOZ for GMO alfalfa. If a GOZ were formed in Fresno County or in any other county where we currently produce seed or might produce seed in the future, our efforts to grow conventional alfalfa seed for international sale in such county could be threatened because of the isolation and contamination issues about which we remain concerned. In such circumstance, we might be forced to find alternative locations to grow our proprietary alfalfa seed for sale into Saudi Arabia and other locations that prohibit GMO seed, and there is no assurance that we would be able to do so successfully

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

From the effective date of the registration statement through December 31, 2011, we used approximately $6 million of the net proceeds primarily to pay off the revolving credit facility, complete the purchase of the partnership interests of S&W Seed Company and fund our operations including working capital investments into inventory and the improvements to our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds and short-term investments with original maturities of less than 90 days.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (PDF as a courtesy)
99.1	Press release of the registrant dated February 8, 2012(1) (PDF as a courtesy)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and June 30, 2011; (ii) the Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2011 and 2010; (iii) the Consolidated Statement of Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2011 and 2010; and (v) the Notes to Consolidated Financial Statements

________

(1) The information in Exhibit 99.1 hereto shall not be deemed "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of February, 2012.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)