Form 10-Q
period 2012-03-31
S&W Seed Co
filed 2012-05-09
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

      As of May 8, 2012, 5,873,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,226,836	$3,738,544
Accounts receivable, net	3,079,187	1,803,909
Inventories	4,137,408	5,664,119
Prepaid expenses and other current assets	112,378	58,451
Deferred tax asset	352,393	352,393
TOTAL CURRENT ASSETS	13,908,202	11,617,416

Property, plant and equipment, net of accumulated depreciation	2,290,157	2,299,306
Other intangibles, net	621,849	502,436
Crop production costs	987,452	220,431
Deferred tax asset - long term	12,356	517,672
TOTAL ASSETS	$17,820,016	$15,157,261

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,612,585	$207,074
Accounts payable - related party	378,196	218,863
Accrued expenses and other current liabilities	164,168	169,060
TOTAL CURRENT LIABILITIES	2,154,949	594,997

TOTAL LIABILITIES	2,154,949	594,997

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
5,800,000 issued and outstanding
at March 31, 2012 and June 30, 2011	5,800	5,800
Additional paid-in capital	14,721,049	14,604,716
Retained earnings (deficit)	938,218	(48,252)
TOTAL STOCKHOLDERS' EQUITY	15,665,067	14,562,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,820,016	$15,157,261

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue
Seed revenue	$2,533,581	$203,752	$12,492,758	$1,399,491
Milling and other revenue	15,607	236,138	900,138	883,198

Total revenue	2,549,188	439,890	13,392,896	2,282,689

Cost of revenue
Cost of seed revenue	1,740,130	140,650	8,998,932	1,034,163
Cost of milling and other revenue	7,514	109,057	317,335	224,305
Total cost of revenue	1,747,644	249,707	9,316,267	1,258,468

Gross profit	801,544	190,183	4,076,629	1,024,221

Operating expenses
Selling, general and administrative expenses	633,024	614,820	2,102,742	1,640,233
Research and development expenses	44,393	77,645	198,898	339,773
Depreciation and amortization	64,775	60,714	201,386	180,411

Total operating expenses	742,192	753,179	2,503,026	2,160,417

Income (loss) from operations	59,352	(562,996)	1,573,603	(1,136,196)

Other (income) expense
(Gain) loss on disposal of fixed assets	(1,830)	-	24,532	5,706
Interest (income) expense, net	4,363	(2,764)	12,785	(9,907)

Net income (loss) before income tax expense (benefit)	56,819	(560,232)	1,536,286	(1,131,995)
Income tax expense (benefit)	36,178	(266,598)	549,816	(502,085)
Net income (loss)	$20,641	$(293,634)	$986,470	$(629,910)

Net income (loss) per common share:
Basic	$0.00	$(0.05)	$0.17	$(0.11)
Diluted	$0.00	$(0.05)	$0.17	$(0.11)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000	5,800,000	5,800,000
Diluted	5,879,894	5,800,000	5,848,161	5,800,000

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$15,251,527

Stock-based compensation	-	-	122,185	-	122,185
Net loss for the year ended June 30, 2011	-	-	-	(811,448)	(811,448)
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation	-	-	116,333	-	116,333
Net income for the nine months ended March 31, 2012	-	-	-	986,470	986,470
Balance, March 31, 2012	5,800,000	$5,800	$14,721,049	$938,218	$15,665,067

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$986,470	$(629,910)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	116,333	91,537
Change in allowance for doubtful accounts	(3,587)	-
Depreciation and amortization	201,386	180,411
Loss on disposal of fixed assets	24,532	5,706
Changes in:
Accounts receivable	(1,271,691)	1,105,089
Inventories	1,526,711	(3,887,650)
Prepaid expenses and other current assets	(53,927)	44,076
Crop production costs	(767,021)	-
Deferred tax asset	505,316	(502,085)
Accounts payable	1,405,511	(195,841)
Accounts payable - related party	159,333	257,382
Accrued expenses and other current liabilities	(4,892)	70,091
Net cash provided by (used in) operating activities	2,824,474	(3,461,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(177,682)	(240,384)
Acquisition of customer list	(165,000)	-
Proceeds from disposal of property, plant and equipment	6,500	4,500
Net cash used in investing activities	(336,182)	(235,884)

NET INCREASE OR (DECREASE) IN CASH	2,488,292	(3,697,078)

CASH AND CASH EQUIVALENTS, beginning of the period	3,738,544	7,830,517

CASH AND CASH EQUIVALENTS, end of period	$6,226,836	$4,133,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,167	$-
Income taxes	800	-

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2012, consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, consolidated statement of owners' equity for the nine months ended March 31, 2012 and consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2012 and its results of operations for the three and nine months ended March 31, 2012 and its cash flows for the nine months ended March 31, 2012 and 2011. The results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 86% and 82% of its net revenue for the three and nine months ended March 31, 2012, respectively. A different combination of three customers accounted for 18% and 50% of its net revenue for the three and nine months ended March 31, 2011, respectively.

Three customers comprised 86% of the Company's accounts receivable at March 31, 2012. A different combination of three customers comprised 85% of the Company's accounts receivable at June 30, 2011.

Sales direct to international customers represented 70% and 0% of revenue during the three months ended March 31, 2012 and 2011, respectively. Sales direct to international customers represented 70% and 0% of revenue during the nine months ended March 31, 2012 and 2011, respectively. All of the Company's sales to international customers are transactions which are denominated in U.S. Dollars. Accordingly, the Company's operations are not subject to foreign currency transactions or foreign currency translation.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide the majority of the seed the Company sells to its customers. Three growers accounted for 62% and 52% of the Company's seed requirements for nine months ended March 31, 2012 and 2011, respectively.

Revenue Recognition

The Company derives its revenue primarily from sales of seed and milling services. Revenue from seed sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At March 31, 2012, no customers had the right of return.

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

Sales Commissions

Sales commission expenses are accrued for when the applicable sale is completed and all such expenses are classified within selling, general and administrative expenses on the consolidated statements of operations. Commissions paid to the Company's international sales consultant were accounted for consistent with the aforementioned treatment.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 and $3,587 at March 31, 2012 and June 30, 2011, respectively.

Inventories

Alfalfa Seed Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts as well as packaging materials. Alfalfa inventories are accounted for on a specific lot-by-lot identification basis. Inventories are sold to the Company's customers on the same specific lot-by-lot identification basis.

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

Components of inventory are:

	March 31,	June 30,
	2012	2011
Raw materials and supplies	$65,478	$124,402
Work in progress	1,795,828	100,812
Finished goods	2,276,102	5,438,905
Reserve for obsolescence	-	-
	$4,137,408	$5,664,119

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss)	$20,641	$(293,634)	$986,470	$(629,910)

Net income (loss) per common share:
Basic	$0.00	$(0.05)	$0.17	$(0.11)
Diluted	$0.00	$(0.05)	$0.17	$(0.11)

Weighted average number of common shares outstanding:
Basic	5,800,000	5,800,000	5,800,000	5,800,000
Diluted	5,879,894	5,800,000	5,848,161	5,800,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	March 31,
	2012	2011
Class A warrants	1,400,000	1,400,000
Class B warrants	1,400,000	1,400,000
Underwriter warrants	280,000	280,000
Other warrants	-	50,000
Stock options	-	480,000
Total	3,080,000	3,610,000

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2012 or June 30, 2011, respectively.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," which is now codified under FASB ASC Topic 350, "Intangibles - Goodwill and Other." This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units' goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company was January 1, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

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

The following table summarizes the final allocation of the purchase price and the estimated useful lives of the acquired intangibles:

		Useful Lives
Customer list	$121,786	17
Non-compete	43,214	5
	$165,000

NOTE 4 — OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	June 30,			March 31,
	2011	Additions	Amortization	2012

Trade name	$210,351	$-	$(9,279)	$201,072
Customer relationships	108,620	-	(4,797)	103,823
Technology/IP	183,465	-	(19,656)	163,809
Customer list	-	43,214	(6,482)	36,732
Non-compete	-	121,786	(5,373)	116,413
	$502,436	$165,000	$(45,587)	$621,849

Amortization expense totaled $15,196 and $11,562 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense totaled $45,587 and $34,686 for the nine months ended March 31, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$60,779	$60,779	$60,779	$60,779	$60,779

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2012	2011

Land and improvements	$ 139,827	$ 139,827
Buildings and improvements	2,006,862	2,006,862
Machinery and equipment	634,260	470,949
Vehicles	123,551	183,884
Total property, plant and equipment	2,904,500	2,801,522

Less: accumulated depreciation	(614,343)	(502,216)

Property, plant and equipment, net	$ 2,290,157	$ 2,299,306

Depreciation expense totaled $49,579 and $49,152 for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense totaled $155,799 and $145,725 for the nine months ended March 31, 2012 and 2011, respectively.

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

On March 12, 2012, the Company entered into a First Amendment to Credit Agreement ("Amended Credit Facility") with Wells Fargo Bank, National Association and related Revolving Line of Credit Note. The Amended Credit Facility, which takes effect on April 1, 2012, provides the Company with a revolving credit facility of up to $7,500,000, which is a $2,500,000 increase over the original credit facility entered into in April 2011. The Amended Credit Facility is available for working capital requirements. Amounts outstanding under the Amended Credit Facility may be repaid and reborrowed through April 1, 2014, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Amended Credit Facility.

The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the three and nine months ended March 31, 2012, the Company incurred $6,389 and $19,167, respectively, of fees for the unused portion of the credit facility.

The loan is secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted the Lender a continuing security interest in all existing and after-acquired "Rights to Payment" and "Inventory," both as defined in the Continuing Security Agreement - Rights to Payment and Inventory. The Amended Credit Facility contains customary representations and warranties, and affirmative and negative covenants, including but not limited to, minimum working capital and tangible net worth and quick ratio affirmative covenants and limitations on liens and certain additional indebtedness, guarantees and certain merger, consolidation or transfer of asset transactions, among others. The Amended Credit Facility includes customary events of default that permit the Lender to accelerate the Company's outstanding obligations, including but not limited to nonpayment of principal, interest, fees or other amounts, violation of covenants, failure to make any payments when due with respect to certain other debt or certain failures to comply with the terms of such other debt, entry of certain judgments, inaccuracy of representations and warranties, upon the occurrence of bankruptcy and other insolvency events and certain events relating to a dissolution or liquidation of the Company, if there exists or occurs any event or condition that the Lender believes in good faith impairs or is substantially likely to impair the prospect of payment or performance or if there is a change of control aggregating 25% or more.

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

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At March 31, 2012 and June 30, 2011, there were 5,800,000 shares issued and outstanding.

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

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the nine months ended March 31, 2012 and 2011, the Company purchased from Triangle T $1,430,984 and $1,495,023, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company will pay Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive nor will he receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $138,578 and $160,421 of certified alfalfa seed and milling services to Triangle T during the nine months ended March 31, 2012 and 2011, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $71,057 of charges from Triangle T during the nine months ended March 31, 2012 for its services and costs in connection with the stevia cultivation program including $3,420 in monthly rent charges for the use of the 114 acre main plot being used for commercial stevia production. The Company incurred $167,521 of charges from Triangle T during the nine months ended March 31, 2011 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

There were no amounts due from Triangle T at March 31, 2012 and June 30, 2011, respectively. Amounts due to Triangle T totaled $378,196 and $218,863 at March 31, 2012 and June 30, 2011, respectively.

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

The sub-sublease provides for a lump sum payment of $352,000 in exchange for the right to farm the leased property through November 15, 2012. Although the sub-sublease is between the Company and Triangle T Partners, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company will pay for all farming operations and will be responsible for keeping, maintaining and repairing all parts of the lease property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the subleased property. The Company will be entitled to all income and proceeds from the farming operations on the leased property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. S&W may use the services of TTP employees and TTP equipment in connection with farming the leased property, as needed. The Company incurred $343,703 of charges from Triangle T Partners for its services and costs in connection with farming operations during the nine months ended March 31, 2012.

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

On October 24, 2011, the Company granted 259,500 stock options to its directors, officers, employees and certain consultants at an exercise price of $4.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one and two year periods, commencing on January 1, 2012, and expire five years from the date of grant.

As of March 31, 2012, options to purchase 677,000 shares of common stock were outstanding and unexercised, and 73,000 shares remain available under the 2009 Plan for future grants and awards.

The Company has adopted ASC 718, Stock Compensation, ("ASC 718"). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company accounts for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees (FASB ASC 505-50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	March 31,	June 30,	March 31,	June 30,
	2012	2011	2012	2011
Risk-free rate of interest	1.10%	-	1.10%	0.81%
Dividend yield	0%	-	0%	0%
Volatility of common stock	63%	-	56%	68%
Exit / attrition rates	20% - 30%	-	20%	20%
Target exercise factor	1.25 - 1.75	-	1.25	1.25

A summary of activity related to the Company's 2009 Plan for the nine months ended March 31, 2012 and the year ended June 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	(62,500)	4.00	4.00
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	259,500	4.20	4.58
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2012	677,000	$4.08	3.61

Options vested and exercisable at March 31, 2012	208,750	$4.03	3.22

The weighted average grant date fair value of options granted and outstanding at March 31, 2012 was $0.75. At March 31, 2012, the Company had $270,480 of unrecognized stock compensation expense, net of estimated forfeitures, related to the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.24 years. Stock-based compensation expense recorded for the three months ended March 31, 2012 and 2011 totaled $49,030 and $22,396, respectively. Stock-based compensation expense recorded for the nine months ended March 31, 2012 and 2011 totaled $116,333 and $91,537, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 — SUBSEQUENT EVENT

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three year period, commencing one year from the date of the grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline might not recover as quickly as we anticipate. Other risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K, filed with the Commission on September 26, 2011, in Item 1A of Part II of this and our earlier Quarterly Reports on Form 10-Q for the current fiscal year and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

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

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, fulfilling our seed requirements both by contracting with farmers in the San Joaquin and Imperial Valleys of California and internally farming acreage we have leased, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased, or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. While we are attempting to mitigate these risks by our new direct farming operations, agricultural risks will always remain. Consequently our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) expanded our sales and marketing efforts; (ii) leased acreage in Kern and Madera Counties in California's San Joaquin Valley, on which we are producing a portion of our alfalfa seed supply ourselves; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and North African countries such as Sudan, Egypt and Morocco; and (iv) contracted with additional seed growers interested in growing our proprietary seed. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and will be harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchase from our contract growers.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but the first three quarters of fiscal 2012 reflects a significant turnaround in seed revenue.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in the first three quarters of fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing as we began our first year selling directly into international markets, after having purchased our distributor's customer list in the first quarter of fiscal 2012 in order to build a direct sales network of customers. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, with sales concentrated in the first six months of our fiscal year when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. Tests show that seed that has been held in inventory for over one year improves quality of the seed. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

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

We currently are using less than 25% of our mill capacity, leaving room for substantial revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California. Although only representing a small portion of our business, our milling services operations experienced an increase in revenue in fiscal 2011 and is the highest margin portion of our business.

Since our May 2010 IPO, we have also been developing our stevia business, working with top stevia breeders and the world's largest stevia processor to conduct trials on numerous varieties to order to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with the stevia processor under which the processor has agreed to purchase all of our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia on 114 acres and harvested a portion of that crop in the fall of 2012. We earned a modest amount of revenue from this harvest during the second quarter when the leaf was shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest will take place in the first quarter of fiscal 2013, although the exact timing of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices for stevia. In April 2012, we entered into an agreement to lease an additional 156 acres of farmland near Los Banos, California, located in the heart of California's Central Valley. This newly leased farmland will be used for the planting of our second stevia field, which is expected to occur during the fourth fiscal quarter of 2012. Inasmuch as this is a new line of business for us and incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new development, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, the amount of research and development expenses for stevia has decreased as we moved into commercial production of stevia leaf, but we have not yet earned meaningful revenue from our stevia operations.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the three months ended March 31, 2012 was $2,549,188 compared to $439,890 for the three months ended March 31, 2011. The $2,109,298 or 480% increase in revenue for the current period was due to a $2,329,829 increase in seed revenue partially offset by a $220,531 decrease in milling and other services. The substantial increase in seed revenue is due primarily to the continuation of direct sales to our customers in Saudi Arabia, which reflects the success of our initiatives to sell direct into the international markets, along with strong demand for our proprietary alfalfa seed varieties. As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to pricing, rather than sell it at prices we felt were too low. Sales (both direct and through distributors) into international markets accounted for 74% of our current period revenue compared to 0% in the comparable period of the prior year. Domestic revenue accounted for 26% and 100% of our total revenue for the three months ended March 31, 2012 and 2011, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continued to lag in comparison to the agricultural industry as a whole and encouraged hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed products in the 2012 fiscal year. We experienced a 49% increase in domestic revenue over the same period of the prior year.

Revenue for the three months ended March 31, 2012 included approximately $15,607 of milling and other services compared to $236,138 for the three months ended March 31, 2011. The decrease is due to the timing of the harvests and the corresponding timing of milling services being performed throughout the year. In the current fiscal year, our milling and other services were more concentrated in the first and second fiscal quarters versus the prior year.

Cost of revenue of $1,747,644 in the three months ended March 31, 2012 was 69% of revenue, while the cost of revenue of $249,707 in the three months ended March 31, 2011 was 57% of revenue. The dollar increase in cost of revenue for the current period was primarily attributable to an increase in the amount seed sold. Margins on seed revenue totaled 31% both in the current period and in the comparable period in the prior year.

Total gross profit margins for the current period totaled 31.4% versus 43.2% in the comparable period of the prior year. The significant increase in seed revenue in the current period principally contributed to the decrease in the total gross profit margins in the current period because seed sales constituted most of the revenue in the current period, and margins are lower in seed sales than for milling services, which represented only 1% of the revenue in the third quarter of fiscal 2012. By comparison, in the third quarter of fiscal 2011, milling and other services contributed 54% of the total revenue recorded in the period, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 18% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor.

As a result of the foregoing arrangements, we incurred $179,387 in stevia expenditures for the three months ended March 31, 2012 compared to $108,196 in similar expenditures for the three months ended March 31, 2011. The stevia-related expenses in the third quarter of fiscal 2012 have been allocated as follows: $22,174 has been included in work in process inventories, $147,803 has been recorded as crop production costs, which is a long-term asset at March 31, 2012, and the balance of the stevia-related costs are included in research and development on the consolidated statements of operations. With respect to the fiscal 2011 period amount, $83,356 has been included as work in process inventory and the remaining costs are included in research and development expense on the consolidated statement of operations.

We harvested the first commercial crop of stevia leaf in the quarter ended September 30, 2011, but did not earn any revenue until the following period, when we earned just modest revenue. In connection with this first commercial crop, our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest of this crop, as well as new acreage we plan to plant in the spring of 2012, will take place in the first quarter of fiscal 2013. Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we perfect best agronomic practices for stevia. We further expect that our costs will be highest in the first year of production and will decline in subsequent years as we continue to harvest crops planted in prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2012 totaled $633,024 compared to $614,820 in the three months ended March 31, 2011. The $18,204 or 3% increase in SG&A expense versus the prior year period was primarily due to a $57,741 increase in sales commissions paid to our international sales consultant, partially offset by a $48,853 decrease in franchise taxes. Included in SG&A expenses is non-cash stock based compensation, which totaled $49,030 in the current period versus $22,396 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 25% in the current quarter compared to 140% in the three months ended March 31, 2011.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended March 31, 2012 totaled $44,393 compared to $77,645 for the three months ended March 31, 2011. R&D expenses decreased $33,252 in the current period due to a $10,028 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $23,224 in the third quarter of fiscal 2012 compared to the comparable period in fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2012 was $64,775 compared to $60,714 for the three months ended March 31, 2011. Included in the amount is amortization expense for intangibles assets, which totaled $15,196 in the current period and $11,562 for the third quarter of fiscal 2011. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the three months ended March 31, 2012 totaled $4,363 compared to interest income, net of $2,764 for the three months ended March 31, 2011. Current period interest expense consisted of the fee for the unused credit facility partially offset by interest income derived from cash and cash equivalents.

Income Tax (Benefit)

Income tax expense totaled $36,178 for the three months ended March 31, 2012 compared to an income tax benefit of $266,598 for the three months ended March 31, 2011.

Net Income (Loss)

We had net income of $20,641 for the three months ended March 31, 2012 compared to a net loss of $293,634 for the three months ended March 31, 2011. The increase in profitability was attributable primarily to the increase in shipments into international markets in the third quarter of fiscal 2012 and a decrease in operating expenses partially offset by an increase in income tax expense, all of which are discussed above. The net income per basic and diluted common share for the current period was $0.00, compared to a net loss per basic and diluted common share of $0.05 for the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Revenue and Cost of Revenue

Alfalfa Seed and Milling and Other Services

Revenue for the nine months ended March 31, 2012 was $13,392,896 compared to $2,282,689 for the nine months ended March 31, 2011. The $11,110,207, or 487% increase in revenue for the current period, was due to an $11,093,267 increase in seed revenue coupled with a $16,940 increase in milling and other services. The substantial increase in seed revenue is due primarily to the continuation of direct sales to our customers in Saudi Arabia and to a lesser extent other international markets, which reflects the success of our initiatives to sell direct into the international markets, along with strong demand for our proprietary alfalfa seed varieties. As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to pricing, rather than sell it at prices we felt were too low. Sales (both direct and through distributors) into international markets accounted for 73% of our current period revenue compared to 5% in the comparable period of the prior year. Domestic revenue accounted for 27% and 95% of our total revenue for the nine months ended March 31, 2012 and 2011, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continued to lag in comparison to the agricultural industry as a whole and encouraged hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed products in the 2012 fiscal year. We experienced a 65% increase in domestic revenue over the same period of the prior year.

Revenue for the nine months ended March 31, 2012 included approximately $900,138 of milling and other services compared to $883,198 for the nine months ended March 31, 2011. The increase is due to the timing of the harvests and the corresponding timing of milling services being performed throughout the year. In the current year, our milling and other services were more concentrated in the first and second fiscal quarters versus the prior year.

Cost of revenue of $9,316,267 in the nine months ended March 31, 2012 was 70% of revenue, while the cost of revenue of $1,258,468 in the nine months ended March 31, 2011 was 55% of revenue. The dollar increase in cost of revenue for the current period was primarily attributable to an increase in the amount seed sold. Margins on seed revenue totaled 28% in the current period versus 26% in the comparable period in the prior year. The increase in seed margins can be primarily attributed to an 6% decrease in the average cost of seed sold versus the comparable period in the prior year as prior period sales consisted of higher concentrations of seed from the 2009 harvest, which had higher costs than the subsequent 2010 and 2011 harvests.

Total gross profit margins for the current period totaled 30.4% versus 44.9% in the comparable period of the prior year. The significant increase in seed revenue in the current period principally contributed to the decrease in the total gross profit margins in the current period because seed sales constituted most of the revenue in the current period, and margins are lower in seed sales than for milling services, which represented only 7% of the revenue in the first nine months of fiscal 2012. By comparison, in the first nine months of fiscal 2011, milling and other services contributed 39% of the total revenue recorded in the period, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 18% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor.

As a result of the foregoing arrangements, we incurred $730,559 in stevia expenditures for the nine months ended March 31, 2012 compared to $296,294 in similar expenditures for the nine months ended March 31, 2011. The stevia-related expenses in the first three quarters of fiscal 2012 have been allocated as follows: $97,432 has been included in work in process inventories, $534,051 has been recorded as crop production costs, which is a long-term asset at March 31, 2012, and the balance of the stevia-related costs are included in research and development on the consolidated statements of operations. With respect to the fiscal 2011 period amount, $114,172 has been included as work in process inventory and the remaining costs are included in research and development expense on the consolidated statement of operations.

We harvested the first commercial crop of stevia leaf in the quarter ended September 30, 2011. We earned modest revenue totaling $25,382 from this harvest during the second quarter when a portion of the leaf was shipped to our customer. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest of this crop, as well as new acreage we plan to plant in the spring of 2012, will take place in the first quarter of fiscal 2013. Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we perfect best agronomic practices for stevia. We further expect that our costs will be highest in the first year of production and will decline in subsequent years as we continue to harvest crops planted in earlier years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 2012 totaled $2,102,742 compared to $1,640,233 in the nine months ended March 31, 2011. The $462,509 or 28% increase in SG&A expense versus the prior year period was primarily due to a $284,714 increase in sales commissions paid to our international sales consultant, a $48,217 increase in legal expenses, and the remaining increase relates to various expenses to support our expansion. Included in SG&A expenses is non-cash stock-based compensation, which totaled $116,333 in the current period versus $91,537 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 16% in the current period compared to 72% in the nine months ended March 31, 2011.

Research and Development Expense

Research and development expenses ("R&D") for the nine months ended March 31, 2012 totaled $198,898 compared to $339,773 for the nine months ended March 31, 2011. R&D expenses decreased $140,875 in the current period due to a $77,103 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $63,773 in the first nine months of fiscal 2012 compared to the comparable period in fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2012 was $201,386 compared to $180,411 for the nine months ended March 31, 2011. Included in the amount is amortization expense for intangibles assets, which totaled $45,587 in the current period and $34,686 for the nine months ended March 31, 2011. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the nine months ended March 31, 2012 totaled $12,785 compared to interest income, net of $9,907 for the nine months ended March 31, 2011. Current period interest expense consisted of the fee for the unused credit facility partially offset by interest income derived from cash and cash equivalents.

Income Tax (Benefit)

Income tax expense totaled $549,816 for the nine months ended March 31, 2012 compared to an income tax benefit of $502,085 for the nine months ended March 31, 2011.

Net Income (Loss)

We had net income of $986,470 for the nine months ended March 31, 2012 compared to a net loss of $629,910 for the nine months ended March 31, 2011. The increase in profitability was attributable primarily to the increase in shipments of alfalfa seed into international markets and revenue growth in our domestic markets in fiscal 2012, partially offset by an increase in SG&A and income tax expense, all of which are discussed above. The net income per basic and diluted common share for the current period was $0.17, compared to a net loss per basic and diluted common share of $0.11 for the nine months ended March 31, 2011.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In certain years, we have deferred our payments until later in the year to coincide with collections from our customers. Because of our long- standing, excellent relationships with most of our growers, we have the ability to negotiate extended payment terms with them to coincide with the timing of our cash collections from customers. In the 2011 Fiscal Year, we paid our growers approximately 50% of the amount owed in October 2010 (the second fiscal quarter) and the remaining 50% in February 2011 (the third fiscal quarter), in accordance with the annual contracts. In fiscal 2012, we paid our growers approximately 33% of the amount owed in October 2011, an additional 33% in February 2012, and the remaining 34% is expected to be paid in June 2012. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year. At the end of fiscal 2011, our largest international distributor left the alfalfa seed sales business, and we purchased its customer list in July 2011. Although we have no history of directly selling into the Middle East and other international markets prior to this year, we believe that we will be able to successfully transition into our direct sales model into the Middle East. We commenced direct international sales in June 2011. We expect that as direct sellers, we will experience similar timing constraints to that which we were accustomed when we sold into these markets through our former distributor.

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

In the 2011 Fiscal Year, we established a working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $5,000,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.24% per annum as of May 2, 2012. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized.

On March 12, 2012, the Company entered into a First Amendment to Credit Agreement ("Amended Credit Facility") with Wells Fargo Bank. The Amended Credit Facility, which takes effect on April 1, 2012, provides the Company with a revolving credit facility of up to $7,500,000, which is a $2,500,000 increase over the original credit facility entered into in April 2011. The Amended Credit Facility is available for working capital requirements. Amounts outstanding under the Amended Credit Facility may be repaid and re-borrowed through April 1, 2014, at which time all amounts outstanding become due and payable. There is no borrowing base under the terms of the Amended Credit Facility.

As of May 8, 2012, we have not drawn down on the line, and during the three months ended March 31, 2012, we incurred $6,389 of fees for the unused portion of the credit facility.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities	$2,824,474	$(3,461,194)
Cash flows from investing activities	(336,182)	(235,884)
Cash flows from financing activities	-	-
Net increase (decrease) in cash	2,488,292	(3,697,078)
Cash and cash equivalents, beginning of period	3,738,544	7,830,517
Cash and cash equivalents, end of period	$6,226,836	$4,133,439

As of March 31, 2012, we had cash and cash equivalents of approximately $6.2 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the nine months ended March 31, 2012, operating activities provided $2,824,474 in cash, as a result of net income of $986,470 and an increase in accounts payable (including related party) of $1,564,844 and a decrease in inventories of $1,526,711, partially offset by an increase in accounts receivable of $1,271,691. For the nine months ended March 31, 2011, operating activities used $3,461,194 in cash, as a result of a net loss of $629,910, and an increase in inventories of $3,887,650, partially offset by a decrease in accounts receivable of $1,105,089. Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels during the second quarter of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances of alfalfa seed on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

Our largest customer, which is located in Saudi Arabia, owed us approximately $2.8 million at December 31, 2011. The outstanding balance of $2.8 million was paid in full during our third quarter. At March 31, 2012, this particular customer owed us approximately $2.0 million. These outstanding invoices have 90 day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer. We believe that we will fully collect all accounts receivable balances outstanding at March 31, 2012, although the exact timing cannot be predicted with certainty.

Investing Activities

Our investing activities during the nine months ended March 31, 2012 totaled $336,182, funded with a portion of the net proceeds of our initial public offering in May 2010. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $177,682. Our investing activities during the nine months ended March 31, 2011 totaled $235,884 and consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During fiscal 2012, we expect to have ongoing capital expenditure requirements to support our stevia production plans and other infrastructure needs. We expect to fund this investment with a portion of the net proceeds from our initial public offering.

Financing Activities

We did not have any financing activities during the nine months ended March 31, 2012 nor the nine months ended March 31, 2011.

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

We account for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees (FASB ASC 505-50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company was January 1, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. While historically, we have not grown the alfalfa seed we sell, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed, reducing our inventory and supply of seed we sell to our customers. Moreover, beginning in fiscal 2012, we began growing a portion of our alfalfa seed directly as well as farming wheat and alfalfa hay, and therefore, we have a direct vulnerability to the same adverse effects of weather, pests, natural disasters and other natural conditions that concern our third party growers. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Because we do not have a history of growing our own crops, we could encounter farming-related problems unrelated to natural disasters, crop disease and other normal agricultural risks.

In fiscal 2012, we began growing a portion of our own alfalfa seed while still continuing to contract for the majority of our planted acreage with third party farmers. A portion of our direct farming operations are carried out by our own employees on land we lease, and the remainder are performed by third party farmers on their land but under our direction. Some of these arrangements span multiple years, and both direct farming methods carry risks that we do not face when we pay growers for their seed on a per pound basis. When we carry the farming risk, we can expect to incur costs of between $1,300 and $2,000 per acre, regardless of yields. Because our farming operations are new, we could make decisions that could adversely impact yields or quality, resulting in a smaller supply of seed to sell to our customers and increasing our cost of production. As we obtain additional farmland, by lease or purchase, our costs could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make, if wrong, could have a negative impact on our results of operations.

Our cost of seed production is increasing, which could impact our profitability and margins.

We have seen our costs of growing seed continue to increase because our growers can elect to grow more profitable crops on their farmland. In order to ensure that we have adequate inventory to satisfy our customers' requirements, we have had to increase the amount we pay our growers or make different contractual arrangements from our standard terms. In addition, we have begun to grow some of our seed ourselves, thereby incurring the farming-related costs of production that we avoid when we contract out all of our seed production. These factors, both separately and together, could cause our margins and profitability to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and profitability in the future.

We may not be able to fully recover the costs of our initial stevia operations.

Our stevia operations are subject to the same farming risks that other agricultural operations face, including, weather-related events and natural disasters, which, depending on the growth cycle at the time of such event, could materially negatively impact our yields. Our yields also could be negatively impacted by our farming practices. If our yields do not meet our expectations, we could continue to lose money on our stevia operations for the foreseeable future. Although we have a contract in place with a major stevia processor, our costs could exceed the revenue we are able to earn from a particular stevia harvest. As we plant additional stevia acreage, as we expect to do, this risk could become more material.

The adoption of GOZ zones in our primary alfalfa seed growing region could impact our international operations.

A substantial portion of our alfalfa seed is grown in Fresno County for both domestic and international sales. In January 2012, the National Alfalfa & Forage Alliance held a vote of growers in Fresno County to determine if they should form a Genetically Enhanced ("GE") Grower Opportunity Zone ("GOZ") in part of Fresno County. A GOZ is a seed grower-defined region within which a super-majority of growers (by number of growers or acreage) elects to focus on the production of either Adventitious Presence Sensitive ("APS") or GE alfalfa seed, including Roundup Ready alfalfa. The January 2012 vote to organize the proposed GOZ in Fresno County failed to obtain the required super-majority, and therefore the motion failed. However, there is no assurance that another vote will not be taken and that, at a future meeting, the proposal will not succeed in obtaining the required vote to form a GOZ for GMO alfalfa. If a GOZ were formed in Fresno County or in any other county where we currently produce seed or might produce seed in the future, our efforts to grow conventional alfalfa seed for international sale in such county could be threatened because of the isolation and contamination issues about which we remain concerned. In such circumstance, we might be forced to find alternative locations to grow our proprietary alfalfa seed for sale into Saudi Arabia and other locations that prohibit GMO seed, and there is no assurance that we would be able to do so successfully.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Agricultural Sub-sublease dated as of November 22, 2011 between the registrant and Triangle T Partners, LLC (PDF as a courtesy)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (PDF as a courtesy)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (PDF as a courtesy)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (PDF as a courtesy)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (PDF as a courtesy)
99.1	Press release of the registrant dated May 9, 2012(1) (PDF as a courtesy)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (ii) the Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2012 and 2011; (iii) the Consolidated Statement of Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements

________

(1) The information in Exhibit 99.1 hereto shall not be deemed "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May 2012.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)