Form 10-K
period 2012-06-30
S&W Seed Co
filed 2012-09-27
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-34719

S&W SEED COMPANY
 (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	27-1275784 (I.R.S. Employer Identification No.)

25552 South Butte Avenue Five Points, CA (Address of Principal Executive Offices)	93624 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $16,201,083.

The number of shares outstanding of common stock of the Registrant as of September 25, 2012 was 7,473,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement related to its 2012 Annual Meeting of Stockholders be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 30, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These could include but are not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees or increase our farming acreage; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Our actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including whether we are successful in securing sufficient acreage to support the growth of our alfalfa seed business, the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations; trends and other factors affecting our financial condition or results of operations from period to period; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the availability of sufficient labor during peak growing and harvesting seasons; the impact of pricing and other actions by our competitors, the impact of pricing of other crops that may be influence what crops our growers elect to plant; our plans for expansion of our business (including through acquisitions) and our ability to successfully integrate acquisitions into our operations; whether we are successful in aligning expense levels to revenue changes; whether we are successful in monetizing our stevia business; the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this Report, and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

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

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a leading producer of warm climate, high- yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils. We also offer seed cleaning and processing for other seed manufacturers, leveraging the excess capacity currently available at our milling facilities. In addition, in fiscal 2010, we launched a business expansion initiative to commercially produce stevia leaf in the U.S. in response to growing global demand from the food and beverage industry for the all-natural, zero calorie sweetener.

We own a seed cleaning and processing facility in Five Points, California that was modernized and rebuilt in the late 1980's. The property encompasses a total of 40 acres, including 35 acres that are in reserve for future development and five acres on which are situated permanent structures and three seed processing lines. We believe that the replacement cost of our Five Points facility would be at least $12 million. In recent years, the facility has operated at less than 25% of capacity, providing ample opportunity for growth, both in terms of cleaning the alfalfa seed we grow or that is purchased from our growers, as well as enabling us to provide cleaning services for San Joaquin Valley growers of small grains such as wheat, barley and triticale.

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

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing animal feed and is referred to generically known as "forage." Seed is planted to produce alfalfa that is then used for grazing, "greenchop" (fresh alfalfa cut in the field without drying), silage, baled hay, cubes or pellets as a primary food stock for the livestock industry, which includes dairy and beef cattle, horses and sheep. Although originally a hot climate plant native to the Middle East, dormant and semi-dormant varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which fully dormant varieties are rated 2 through 4, and the most non-dormant varieties are rated 10. The non-dormant varieties, which are our specialty, are best suited to hot, dry climates, where the growing season lasts for most of the year, resulting in larger yields per acre.

Approximately 80 million pounds of alfalfa seed are produced in the U.S. each year according to a study by Shannon Mueller (Alfalfa Seed Production in the Western United States, published by the University of California at Davis). The cooler climate of the Pacific Northwest produces seed of semi-dormant and dormant varieties, while substantially all of the seed produced in California is of non-dormant varieties, with dormancy ratings of between 7 and 10. The climate in the western U.S. is excellent for production of high-quality alfalfa seed, and Mueller's study cited above estimates that 85% of U.S. alfalfa seed is produced in California, Idaho, Oregon, Washington and Nevada. Although California is the largest supplier of alfalfa seed in the U.S., changes in economics, including the cost of water and the economic return to farmers for planting competing crops, as well as environmental and regulatory constraints, including pesticide regulations, have had a negative impact on California production. While expansion in Idaho, Oregon and Washington has maintained total U.S. supplies of alfalfa seed at a near constant level, this production has not replaced California's production of non-dormant varieties because these Northwestern states lack the warm climate suited to non-dormant varieties. A significant percentage of California's production is exported to the Middle East, North Africa, Mexico and other hot, arid regions of the world. A significant portion of our production is sold in these regions.

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

The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. In recent years, the California dairy industry has been severely impacted by low milk prices and increasing production costs such as feed.

Stevia and the Sweetener Industry

High-grade stevia is a fast-growing newcomer in the estimated over $50 billion global sweetener market. Although this market is still dominated by sugar, sugar substitutes now account for more than $5 billion of the global sweetener market (according to data derived from Artificial Sweeteners-Global Strategic Business Report, Global Industry Analysts, Inc., July 2007; United States Department of Agriculture, Economic Research Service, and World Sugar Reports). Sugar substitutes include artificial chemical sweeteners as well as naturally derived non-caloric sweeteners.

Traditional sweeteners, or nutritive sweeteners, provide calories and include sugar and high fructose corn syrup or corn sugar. Sugar is ubiquitous throughout the world; however, it carries risks associated with over-consumption. Such over-consumption has contributed to increased rates of obesity, diabetes and other health-related issues. In recent years, these concerns have stimulated a demand in the market for alternatives to sugar and especially non-nutritive sweeteners (i.e., carbohydrate sugar substitutes that do not require insulin in the metabolism process), a trend that is occurring globally.

Artificial sweeteners have historically dominated the non-nutritive sweetener market, but the recent trend is toward natural sweeteners. All are considered high-intensity sweeteners because they are estimated to be at least 200 times sweeter than sucrose, or common table sugar.

High-intensity sweeteners currently represent only a small portion of the global sweetener market. However, because that market is so large, high intensity sweeteners still represent billions of dollars in annual sales. According to Artificial Sweeteners-Global Strategic Business Report, referred to above, based on historical trends, high intensity sweeteners are expected to increase their share of the global sweetener market annually. Although there are others, the primary products in this category include (i) aspartame, which is marketed under the brand names Equal® and NutraSweet®, (ii) saccharin, which is marketed under the brand name Sweet'N Low® and (iii) sucralose, which is marketed under the brand name Splenda®. All of these products are artificial sweeteners.

By contrast, stevia leaf and its refined products constitute a natural, non-caloric high intensity sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar. However, a common complaint is that some of its extracts and derivatives have a bitter aftertaste, and its taste does not uniformly correspond to all regional taste preferences or combine well with some food flavors. Nevertheless, the incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009. Since stevia is a natural product, efforts are ongoing to develop improved plant varieties and new refining methods that have more ideal flavor profiles. Stevia also has the advantage of not breaking down with heat, making it more stable for cooking than other sugar alternatives.

The stevia plant is indigenous to the rain forests of Paraguay and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China.

Stevia has been used broadly in Japan since the 1970s. Despite its acceptance in other countries, stevia has had only limited market penetration in the U.S. A 1995 FDA interpretation treated stevia as a nutritional supplement for product-labeling purposes, which precluded its use as a food additive. As a result, stevia was found primarily in natural and health food stores. In December 2008, the FDA issued two no objection letters to companies seeking a determination that Rebaudioside A ("Reb-A"), a high-purity stevia glycoside extract, could be designated as GRAS, which means "generally accepted as safe" as a food additive. This designation has resulted in stevia's emergence as a potentially "mainstream" sweetening product. Stevia is not only used as a table-top sweetener but is evident in a range of product categories. In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods.

Mintel International, a global supplier of consumer, product and media information, stated in a September 2009 press release entitled "Stevia market to break $100 million this year," that by mid-July 2009, stevia sales in the U.S. had exceeded $95 million, compared to approximately $21 million in all of 2008. Mintel subsequently estimated that the global market for stevia sweeteners reached $500 million by mid-2011 and expects that the U.S. market for stevia will have topped $600 million by the end of 2011 in the FDMx, natural and specialty markets. It further noted that the U.S. market had grown by 185% since the FDA's 2008 GRAS determination ("Mintel discusses the potential of stevia," November 29, 2011). Food consultant, Zenith International, expects the global market for stevia-derived products to reach $825 million by 2014 (Stevia Report, March 2011). Annual new product activity for stevia more than doubled between 2007 and 2008, and in the first eight months of 2009, Mintel's Global New Products Database (GNPD) monitored the launch in the U.S. of more than 110 food, drink and healthcare products made with stevia by leading global food and beverage companies such as The Coca Cola Company, Cargill Incorporated, PepsiCo and Merisant Company. Mintel's report, Stevia and Other Natural Sweeteners, US (August 2011), noted that 69% of adults add natural sweeteners to food or beverages, and that stevia has the highest usage by consumers.

According to a Harris Poll (#67, June 26, 2008), three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, the 2008 Food and Health Survey: Consumer Attitudes Toward Food, by the International Food Information Council Foundation, reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin. Stevia presents food and beverage companies with the opportunity to offer consumers a healthier, natural alternative. According to published industry data, stevia brands, PureVia®, Truvia® and Stevia in the Raw®, have seen sales increases and increased market share since 2009, while the artificial sweetener brands have experienced declining sales and market share.

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

We believe stevia extracts (such as Reb-A) and stevia leaf itself are positioned to become leading high-intensity sweeteners as a result of their appealing profile, which includes:

●	zero calories;

●	100% natural and thus perceived as healthier than artificial sweeteners;

●	stable under heat and thus can be utilized in baked goods and processed foods;

●	200 to 300 times sweeter than sugar; and

●	measures zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic diet.

We further believe that the acceptance of stevia as a mass market sweetener in the U.S. and European markets will create a demand for agricultural production of improved stevia varieties and that companies will increasingly look for U.S.-based production of stevia. If that belief is correct, acreage under cultivation for stevia leaf will need to increase substantially in the years ahead in order to meet projected demand.

Although UC Davis conducted pilot programs for stevia production as early as 1984, and we believe there are now other companies making plans to enter the stevia production market, we believe that we are the first company to begin agricultural production in California on a commercial scale. We further believe that widespread acceptance of stevia and its derivatives will justify large-scale commercial production in the U.S. and that the climate in the California's San Joaquin Valley is well-suited for stevia cultivation. Moreover, we also believe that the stringent regulation of agricultural production in California by state and federal government agencies inspires consumer confidence in products grown and processed in California, and therefore, California is poised to be a major grower and processor of stevia as the commercial market for food, drink and healthcare products incorporating stevia grows.

Business Strategy

We strive to enhance our growth potential and improve gross margins by increasing our alfalfa seed business and by leveraging our expertise in plant development, seed processing and marketing into a new business opportunity in the newly opened U.S. market for stevia production.

Our goal is to grow our alfalfa seed business by:

●

increasing our farming acreage dedicated to alfalfa seed production by both acquisition of leased and purchased farmland and by increasing the number of acres under contract with growers in the Central and Imperial Valleys of California;

●	increasing distribution into foreign markets through sales in the Middle East and Africa and through credit extensions to certain key distributors in those and other foreign markets;

●	expanding and improving our domestic distribution channels;

●	promoting worldwide the economic advantages of our high-yielding alfalfa seed varieties and our salt-tolerant alfalfa seed varieties;

●	continuing our breeding program in order to develop new varieties with those characteristics most desired by farmers; and

●	expanding our assortment of available varieties to include lower dormancy varieties that are suited to geographic regions we currently do not service.

We also plan to exploit the emerging market of stevia breeding, cultivation and sales by:

●	continuing our breeding program that is designed to identify the most favorable varieties for producing the best flavor and other desired characteristics suited to our local growing conditions;

●	developing best practices for growing, harvesting and processing of stevia in order to both reduce labor costs and increase the quality and quantity of harvested stevia; and

●

increasing acreage devoted to stevia production, either by lease arrangements, purchase of farmland or leveraging our existing alfalfa seed grower base to provide us with a strong grower base in the San Joaquin Valley for stevia plant production.

We also recognize that our milling facilities offer revenue growth potential by expanding mill utilization during those portions of the year when the mill is not in use for cleaning and conditioning alfalfa seed. Although providing cleaning and conditioning services for third parties has never represented a significant portion of our revenue, it does represent our highest margin business. Accordingly, we have the opportunity to increase revenue and profits by more aggressively pursuing milling services and co-packing arrangements with farmers in the San Joaquin Valley.

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

We differentiate ourselves by planting in an outdoor nursery with highly saline soils and caged in 30 feet by 30 feet plots for cross-pollination of flowers using both honey bees and leafcutter bees to produce what is known as synthetic generation No. 1 seed. ("Syn 1 seed").

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

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding. We believe we differentiate our products by optimizing our varieties for geographical regions with high-temperature climate and high-salt soil. While these varieties will remain the mainstay of our product line, we have recently acquired a selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions. We expect to commence production of these newly-acquired varieties in the fall of 2012, with seed available for sale in fiscal 2013.

Our leading competitive advantage is that farmers can achieve excellent alfalfa hay production with our seed varieties, notwithstanding adverse temperature and soil conditions. We operate research projects in North America and participate in yield trials in many of the major alfalfa production areas of the world that have Mediterranean climates. Historically, a significant portion of our seed has been exported to the Middle East and sub-Saharan Africa where these conditions exist. Through our distributors, we also export seed to Mexico, as well as portions of the western United States. Because of its high-protein content and highly digestible fiber, alfalfa is grown for feed supplement including dairy feed which, in turn, produces dairy products that serve as an economical protein source.

Many years are needed to create, test and build a market for seed products. We enjoy barriers to entry because of the long length of time required to develop competitive alfalfa seed varieties. We have been continually developing our current proprietary, non- dormancy varieties since 1980. Our alfalfa-breeding program has focused on improved yield, salt tolerance, forage quality, pest resistance and persistence (stand life). Our high-yielding, salt tolerant seed varieties enable farmers to harvest more hay from identical acreage, as compared to our competitors' lower yielding varieties. Our accomplishments include:

●	industry leadership in breeding for high seed yields, thereby making our varieties more profitable to our growers;

●	recognition as the leader in developing and marketing new non-dormant level 10 varieties that have superior winter activity and forage production compared with competing products;

●	consistent top-10 ranking of our varieties in a field of more than 300 alfalfa varieties tested in UC Davis yield trials; and

●	excellent stand persistence, meaning stand is resilient against tractor and bailing traffic, allowing fast recovery and high yields for strong multi-year strands.

We primarily only sell seed certified by the California Crop Improvement Association ("CCIA"). Our primary products are our high fall dormancy ("FD") alfalfa seed varieties. Varieties with higher fall dormancy ratings begin to grow earlier in the spring and continue to grow later into the fall, thereby extending the growing season and providing the potential of increased yield. Our leading high dormancy varieties include SW 10, SW 9720, SW9215, SW 9628 and SW 8421S and SW8718. In addition to FD 10, 9 and 8 varieties, we also have developed other varieties, including FD 7, 6 and 4 varieties. In February 2012, we announced the certification of our first proprietary dormant alfalfa seed variety, which was specifically bred to thrive in high altitude and cooler climates. In August 2012, we purchased the rights to a portfolio of alfalfa varieties suited for higher elevations and colder climate conditions, marking our commitment to expand more aggressively into the dormant variety market. The colder climate or higher elevation varieties that we acquired are in the range of FD 3, 4 and 5, but we are not yet marketing these varieties.

Our currently marketed proprietary alfalfa seed varieties are as follows:

10 Dormancy
●	SW 10

9 Dormancy
●	SW 9720
●	SW 9628
●	SW 9215

8 Dormancy
●	SW 8718
●	SW 8421S
●	SW 8210

7 Dormancy
●	SW 7410

6 Dormancy
●	SW 6403
●	SW 6330

4 Dormancy
●	SW 435

Our highest dormancy varieties (FD 10 and 9) are by far the largest part of our business and are best suited to hot, arid climates. Our salt tolerant high FD varieties do well in salty irrigation waters and salty soils. By contrast, our FD 4 variety is adapted to the winter-hardy intermountain west and to irrigated areas of the Sacramento Valley and Northern San Joaquin Valley of California. Our agronomist continues the multi-year process of developing improved varieties over much of the dormancy spectrum, but concentrating primarily on high salt- and heat-tolerant, non-dormant alfalfa seed, where we have established ourselves as a leading provider. We also plan to create blends of seed varieties.

We grow no alfalfa seed intended for human consumption, which alleviates the need to comply with the more rigorous regulatory requirements applicable to products intended for human consumption.

Genetically Modified Organism Alfalfa

Currently, Europe, the Middle East and certain other parts of the world prohibit the sale of genetically modified organism ("GMO") alfalfa. Therefore, historically, we have not employed genetic engineering in the breeding of our seed varieties, which permits our products to be sold throughout the world. With the January 2011 deregulation by the U.S. Department of Agriculture of Roundup Ready alfalfa, a GMO product, Roundup Ready alfalfa is being grown in the United States, currently without any regulations governing field isolation and other protections. We are evaluating our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations.

Due to the current regulatory landscape, particularly with respect to the lack of rules requiring adequate isolation of Roundup Ready alfalfa fields from conventional fields in order to prevent cross-contamination, we are taking steps to protect our seed for sales into international markets, including acquiring land in the Imperial Valley of California, where no GMO alfalfa is being grown. Alternatively, or in addition to this step, we could decide to grow a portion of our seed outside the U.S., although we have no current plans to do so.

Alfalfa Seed Cleaning and Processing

During the 2012 fiscal year, we processed approximately 1.7 million pounds of seed on our three cleaning lines, which is less than 25% of the capacity of our cleaning and processing facility. In future growing seasons, we could increase utilization of our processing facilities both by adding shifts and, where advisable, implementing further plant improvements that we believe would increase plant efficiency and provide additional benefits to our customers.

The production process is straightforward: Upon harvesting, our growers (or our employees, on those acres that we directly farm) collect raw seed in large truck-pulled containers loaded from combines on the fields. We weigh each container as it arrives at our milling facility. Each lot is tagged with grower-specific lot numbers and its weight, then stored. We then move seed into our milling facility, to one of our operational seed cleaning lines, where we clean the seed, removing foreign matter, such as weeds. The seed is then weighed, bagged, palletized until ready for shipment and then shipped. Although our basic cleaning process is the same for each lot, we can treat specific seed pursuant to the customer's specifications, including chemical applications. Some export and domestic orders also require the seed to be coated, which we outsource to a seed-coating company.

We take samples to assure that all weed seed and inert material has been removed. As and when the samples are cleared by an official seed analysis report, we send the reports to the CCIA for its certification. Once seed is certified by the CCIA, we bag it in sacks for our domestic sales.

We bag with the S&W logo, clearly identify each variety and label with a California certified label, known as the "blue tag." We also offer custom bags for customers with logos incorporated into the bag print. If seed is treated with a chemical of any kind, a treatment tag must also be placed on the bagged, finished product. Most of our seed sold into the domestic market is not chemically treated. If seed is used to satisfy an export order, we usually treat it with a widely used seed fungicide, and then bag for the order immediately prior to shipment.

For specific foreign markets, additional pre-shipment testing may be required. Seed samples are sent to the Federal Seed Laboratory (U.S. Department of Agriculture) for shipments to Saudi Arabia and the majority of all other international shipments. Seed samples are sent to the California Department of Food & Agriculture Seed Laboratory for each lot of seed we market in Mexico, as this is required in order to qualify for a Phytosanitary Certificate issued by the USDA, a requirement for all seed shipments to Mexico.

Unlike many seed varieties, particularly many kinds of vegetable seed, alfalfa seed improves with some aging. If we do have unsold seed at the end of the planting season, it can be stored and sold in the future years.

Sales, Marketing and Distribution

We primarily sell high quality proprietary "non-dormant" seed varieties to those parts of the world with hot, arid climates. Our primary geographical focus in the Middle East and North Africa, although we currently sell to customers in a broad range of areas, including the Western U.S., Mexico, South America, Middle East and Africa, as well as other countries with Mediterranean climates. Unlike cooler climates, the geographic areas on which we concentrate are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. In future years, we expect to expand geographically into colder climates where our newly-acquired dormant variety seed should be expected to thrive.

Our customers are primarily our distributors, dealers and, to a lesser extent, the end user, namely, a corporate or individual farmer. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

Although we have a sales team of five people, we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with most of our distributors, but instead, operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Historically, all of our international sales were made to U.S. distributors who then, in turn, sold our seed into foreign markets. However, our approach to international sales has shifted, and most of our sales are made to non-U.S. customers. Through our distributors, our primary export market has been Saudi Arabia and, to a lesser extent, other Middle Eastern countries and African countries, including Sudan and Morocco. We also market in Mexico and, to a very small degree, other Latin American countries, which we view as an important area for potential expansion.

At the end of fiscal 2011, our longstanding distributor in the Middle East and North Africa closed its business, and we purchased the customer list from the owner in July 2011. With the cooperation of our former distributor and the consulting services of its owner, we began selling directly to that former distributor's customers. Sorouh Agricultural Company, one of the Saudi Arabian customers to whom we first began selling directly in July 2011, represented approximately 67% of our consolidated revenue in fiscal 2012. We expect this customer to represent a significant portion of our revenue in fiscal 2013 as well. The loss of this customer would have a material adverse effect on our business unless we were able to offset the lost alfalfa seed revenue with sales from other alfalfa seed customers or other sources. We do not have a written contract with this customer requiring it to purchase any specific quantity of seed; however, we believe our relationship with this customer is strong. In fiscal 2012, we expanded our presence in the Middle East and Africa by reaching additional customers in Sudan and Morocco, none of whom represented ten percent or more of our annual revenue in fiscal 2012, but all of whom, collectively, represent what we believe to be an important growth opportunity for the future. International sales represented 70% of our total revenue for the 2012 fiscal year.

Most of our international marketing efforts are accomplished through face-to-face meetings with our existing and potential customers, their end users and governmental officials. In addition, we participate in international trade shows to boost our international presence and sales efforts.

Domestically, we market our alfalfa seed in California, Arizona, New Mexico, Texas and Nevada. We anticipate broadening our domestic geographic reach in the future as we add more lower dormancy certified varieties to our current offerings. Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Since our marketing efforts in California have been somewhat limited in recent years, we believe there are opportunities to expand our sales volume in California by implementing a marketing program that will reach beyond the network of customers and end users with whom we typically transact business. We launched this new marketing effort in late June 2010, with our first ever radio advertising campaign in order to educate local alfalfa hay growers in California's Central Valley as to the benefits of our high yield, non-dormant, salt-tolerant certified alfalfa seed varieties.

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

Both farmers (dairy farmers and hay growers) and dealers use pest-control advisors who recommend the varieties of alfalfa that will produce the best results in a particular location. Therefore, a key part of our marketing strategy is to educate the consultants, as well as the farmers, as to benefits of our seed varieties.

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed varieties of those persons who make the hay growing decisions. Accordingly, we plan to continue to expand our sales and marketing activities, a process that began shortly after our initial public offering. We intend to continue to place advertisements in trade journals, participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate.

Seed Production

Historically, we fulfilled all of our alfalfa seed requirements under contracts with farmers primarily located in the San Joaquin Valley of California. Although for the foreseeable future, we expect to contract out the majority of our seed production, we have increasingly expanded our internal S&W farming operation. In fiscal 2011, we began direct farming approximately 900 leased acres located in Kern County. In fiscal 2012, we entered into a one year lease of additional farmland in Madera County and contracted with a farming corporation in Merced County to grow seed on our account. In early fiscal 2013, we both purchased and leased farmland in California's Imperial Valley on which we expect to plant additional acreage devoted to alfalfa seed. We believe that by controlling a portion of our acreage, either by lease or purchase, we will be better able to source our proprietary varieties at competitive prices. However, with this strategy comes the potential risks and rewards of farming and, like our growers, this subjects us to factors such as weather, insect pressure and other farming risks.

Except for our Imperial Valley production, most of our growers are located no more than an hour's drive from our processing facility in the San Joaquin Valley. Triangle T Ranch, WC Davis Farms, and Imperial Valley Milling collectively accounted for approximately 64% of our total seed purchased in fiscal 2012. Triangle T Ranch is winding down its operations and will no longer be a significant grower for us. Although the loss of any of these growers could impact our ability to have sufficient inventory available to satisfy the needs of our customers, we believe that our successful efforts to secure additional acreage for seed production by lease or purchase in fiscal 2011, 2012 and 2013 have significantly offset the potential risk that we might not have sufficient seed were we to lose the services of one of our currently major growers. Generally, we enter into contracts to purchase seed, and we intend to continue that practice as it is the typical in the industry. These contracts range from one to three years, include a price for the seed that we fix annually, and that generally does not vary from grower to grower or variety to variety. Under these contracts, we pay our growers based on the weight of cleaned and processed seed. We have multi-year contracts with one large grower under the terms of which we have agreed to a fixed price per acre, and we assume the farming risk.

Alfalfa seed is an extremely demanding crop to grow, and many farmers do not have the skill or experience needed to consistently obtain satisfactory results. Our network of growers has that expertise. We have worked with many of the same growers for much of the past 25 years, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed varieties each year. The growers and our internal farming operation incur the greatest cost in the first year of production, when they plant seed, eradicate weeds and pests and manage the pollination process; they then may be able to harvest seed from the same stands for several additional years, with the average alfalfa seed field producing for three years. We believe we have the ability to expand our production with our existing growers, although we also believe that we could contract with additional growers if our current network of growers and our own acreage could not fulfill our needs as we expand our business or otherwise.

Our growers must purchase their stock seed directly from us. Although a contractual right of return does not exist, from time to time we will allow growers to return unused alfalfa seed to us for credit against future sales. These infrequent product returns are a result of seed delivered to the grower's farm at the time of planting that was found to be in excess of the amount needed to fully plant the grower's farmland. These credits issued to growers are small and infrequent. If a right of return existed in our seed business, sales revenue would be reduced at the time of sale to reflect expected returns.

Milling Services

In addition to processing seed for our alfalfa seed business, we also provide milling services, including cleaning, conditioning and bagging, for other growers' alfalfa seed, as well as small grains, such as barley, wheat and triticale. We believe cleaning and conditioning small grains is a valuable service that we can make available to neighboring growers, and in the future we will try to expand this portion of our business as a means of increasing our revenue and increasing the utilization of our mill.

Stevia Breeding and Production

We believe that the FDA's GRAS no objections letters issued in December 2008 with respect to the stevia extract, Reb-A, opened a previously largely untapped market for high quality stevia leaf production in the U.S. The dramatic rise in sales of processed stevia and products that incorporate stevia as a sugar substitute since the beginning of 2009 support this belief.

Therefore, in fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on sample stevia material sourced from stevia plant breeders in India, China and Paraguay. We planted our first small-scale commercial crop of stevia in May and June 2011 and completed the first harvest and its first small-scale shipment of dried stevia leaf under a previously signed supply agreement during the second quarter of fiscal 2012. We planted our second commercial crop of stevia in June and July 2012, which consisted of approximately 156 acres. We currently have a total of approximately 270 acres planted for stevia production and will be harvesting stevia in the fall of 2012.

We have identified stevia plant lines that we believe grow to heights and plant mass that exceed any results ever obtained in China and Paraguay, which have historically been the primary regions for growing stevia before we began our stevia operation in California. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C. Although they contain lower percentages of Reb A than our current commercial lines, we anticipate breeding these new lines with their higher overall steviol glycosides. We are focused on developing our proprietary stevia germplasm into commercial varieties.

We believe that the method for growing alfalfa plants or other California crops for seed can be adapted to stevia and the production of stevia plants. We further believe that our existing grower base will in the future provide a scalable production platform for large scale cultivation of stevia in the San Joaquin Valley, although we currently plant and harvest all of the stevia we sell.

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

In July 2010, we entered into a five-year supply agreement with PureCircle Sdn Bhd, a major stevia processor. Under this agreement, PureCircle has agreed to purchase our production of stevia that is grown from plants sourced through that company or its agents, up to certain maximum amounts. Our goal is to select or breed varieties that produce the highest Reb A content stevia under our local growing conditions, which we believe will be desired by our future customers. The supply agreement does set certain minimum specifications for Reb-A content and other factors, and our stevia cultivation program has focused on developing varieties that meet the stated requirements.

Although minimal in amount, we recorded our first stevia revenue in connection with the supply agreement during fiscal 2012.

Seasonality

Sale of alfalfa seed is affected by seasonal planting patterns of farmers in the geographical areas in which our seed varieties are sold. Our sales and earnings performance typically is the strongest in the first and second fiscal quarters. As a result of the seasonal nature of our business, our alfalfa seed inventory is at its highest level at the end of the first fiscal quarter (September 30) and is reduced by sales during the remaining quarters. Our working capital requirements are typically greatest in our second and third fiscal quarters (between October and March) since payments to growers are largely deferred until this time. Our trade receivables increase through the selling season and typically peak at the end of the second fiscal quarter.

We experience seasonality in capacity utilization at our Five Points, California facility associated with the alfalfa seed harvest (typically September and October) and, to a lesser extent, the wheat harvest (typically June, July and August).

Although our commercial stevia operations have not yet grown to a point in which seasonality is a material issue, we expect that we will be harvesting stevia in the fourth, first and second fiscal quarters. After drying and packaging, we will promptly ship the product to the customer and would expect payment within 30 to 60 days. Accordingly, our stevia operations will also have a seasonal component but, to some extent, will offset the seasonality of our alfalfa seed business.

Proprietary Rights

Ownership of and access to intellectual property rights are important to us and our competitors. We sell only our proprietary alfalfa seed varieties that have been specially selected to manifest the traits we deem best suited to particular regions in which our seed is planted for alfalfa hay. Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop any technologies that substantially equal or surpass our process technology, it will adversely affect our competitive position. We do not rely upon patent protection, but guard our proprietary property by exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties. Historically, we have found that this control mechanism has been an effective means to protect our proprietary seed. However, because we do not have more formal proprietary rights protections in place, it would be possible for persons with access to our seed or plants grown from our seed to potentially reproduce proprietary seed varieties, which could significantly harm our business and our reputation. In the future, we may deem it appropriate to implement more formal proprietary rights protections.

We are also developing proprietary stevia lines, although to date, we do not claim that we have any special proprietary rights regarding our stevia plants or operations. We will continue to evaluate the means and methods of protecting our rights as our stevia operations grow.

Competition

Competition in the alfalfa seed industry in California and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Cal/West Seeds (a cooperative of seed growers), Dairyland Seed Co., Inc. (owned by Dow AgroSciences LLC, a wholly-owned subsidiary of The Dow Chemical Company), Imperial Valley Milling, Top Notch Corporation, Seed Services and Pioneer Seed Company (a Dupont business). We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field. In addition, we believe that our strong personal relationships with growers in the San Joaquin Valley and our reputation for breeding and producing high quality varieties of alfalfa seed that manifest the traits the farmers need combine to give us a competitive advantage in the niche market for high salt- and heat-tolerant, non-dormant alfalfa seed.

Despite the advantages we perceive we have over many of our competitors, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

●	succeed in developing products that are equal to or superior to our products or potential products or that achieve greater market acceptance than our products or potential products;

●	devote greater resources to developing, marketing or selling their products;

●	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our products or potential products obsolete or less preferable;

●	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products we might otherwise develop;

●	withstand price competition more successfully than we can;

●	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers;

●	take advantage of acquisition or other opportunities more readily than we can; and

●	control acreage and growers located in zones where GMO seed production is forbidden, thereby lessening the risks of GMO traits contaminating seed produced for overseas markets.

We are a new entrant in the stevia production business and do not expect to compete with companies that process stevia for the food and beverage industry. Our major competitors are existing stevia producers, primarily located in Asia, and more particularly in China and Vietnam, where stevia has been grown for many years. We believe we are the only company currently commercially planting stevia in California. The vast majority of the stevia farmers are subsistence-based farmers in the developing world. While we are not aware of any significant domestic competitors, there are farmers and companies beginning to plant stevia for commercial production. We expect that additional competitors, both foreign and domestic, may enter the stevia farming business as stevia extracts are incorporated in more food and beverage products, thereby increasing the demand for stevia leaf.

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

Because, under our existing business plan, we will only be acting as a breeder and supplier of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the FDA for a GRAS no objections determination or any other FDA approval. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our stevia operations are subject to any special regulatory oversight.

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

Employees

As of September 21, 2012, we had nine full-time employees and 20 part-time, seasonal employees. Of the full-time employees, four work in operations, one works in sales and four are in executive and/or administrative positions. All of the 20 part-time, seasonal employees work in operations. Our labor requirements typically peak during the first fiscal quarter, when we generally use temporary labor to supplement our full-time work force. We also retain consultants for specific purposes when the need arises. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Corporate History

Our business began operating as a general partnership in 1980. The corporate entity was incorporated in Delaware in October 2009 ("S&W Delaware"). Between June 2008 and December 2009, the general partners sold 85% of their partnership interests to our wholly-owned subsidiary, Seed Holding, LLC, a Nevada limited liability company. In January 2010, S&W Delaware acquired the 85% interest in the partnership from the members of Seed Holding in exchange for 3,000,000 shares of S&W Delaware common stock, making S&W Delaware the sole member of Seed Holding. In May 2010, S&W Delaware purchased the remaining 15% of the partnership, resulting in Seed Holding owning 100% of the former partnership.

In December 2011, S&W Delaware consummated a merger (the "Reincorporation") with and into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation ("S&W Nevada"), pursuant to the terms of an Agreement and Plan of Merger entered into by S&W Nevada and S&W Delaware. As a result of the Reincorporation, we are now a Nevada corporation. Unless the context otherwise provides, references to "we", "us," "our," "S&W Seed Company," or the "company" generally refer to S&W Seed Company, a Nevada corporation, our predecessor entities - S&W Seed Company, a Delaware corporation and S&W Seed Company, a general partnership - and our wholly-owned subsidiaries, Seed Holding, LLC, a Nevada limited liability company, and Stevia California, LLC, a California limited liability company.

Executive Officers

Our executive officers as of September 21, 2012 are as follows:

Mark S. Grewal, age 56, President and Chief Executive Officer

Mr. Grewal was appointed our President, Chief Executive Officer and a director in October 2009. Beginning in February 2009 until October 2009, he provided advisory services to S&W Seed Company, our predecessor general partnership (the "Partnership"). He became our full-time employee in October 2010. Since October 2009, he also has held the title of President and manager of our subsidiary, Seed Holding, LLC. Mr. Grewal served as the Chief Executive Officer, President and Farm Manager of Chowchilla, California-based Triangle T Partners, LLC ("TTP") from August 2009 through October 2010 and held the same positions with Triangle T Ranch, Inc. ("TTR"), the parent of TTP during the same period. At TTP and TTR, Mr. Grewal was responsible for all operations involved in farming a 13,000 acre diversified farming operation. From January 2006 until he joined TTR, Mr. Grewal was the principal of Grewal Consulting, in Lemoore, California, where he addressed water, land, drainage and fertilizing, herbicide and insecticide management issues. From February 2005 to December 2006, Mr. Grewal served as the Chief Operations Officer of SK Foods, in Lemoore, California, a leading grower and processor of vegetable products for remanufacturers, retail and foodservice markets ("SK Foods"). His responsibilities included being in charge of procuring raw products to ensure proper plant production, with the goal of maximizing cost benefits. Prior thereto, Mr. Grewal served in various executive management and operational roles for over 26 years with JG Boswell, Co., in Corcoran, California, a very large grower of agricultural crops. From 1999 to February 2005, Mr. Grewal served as the Vice President of Ranching and a member of the Board of Director of JG Boswell, Co. At both SK Foods and JG Boswell, he managed over 300 employees. Mr. Grewal is Chairman of the Plant Science Advisory Council of California State University and a member of the Leadership Committee of California State University, Fresno. Mr. Grewal earned a B.S. in Agronomy from California State University, Fresno, and an M.A. in Leadership from Saint Mary's College, Moraga, California.

Matthew K. Szot, age 38, Senior Vice President of Finance and Chief Financial Officer

Mr. Szot was promoted to Senior Vice President in November 2011. Prior thereto, he had served as our Vice President of Finance since March 2010. He is our Chief Financial Officer. From February 2007 until October, 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provides executive financial services to various publicly traded and privately held companies. From July 2011 until October, 2011, Mr. Szot has also served as the Chief Financial Officer for CommerceTel Corporation. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. Mr. Szot also served as Chief Financial Officer of Trans-Pacific Aerospace Company, Inc. from June 2009 to October 2010 and as Chief Financial Officer of Management Energy, Inc. from January 2009 to September 2010. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

Daniel Z. Karsten, age 45, Executive Vice President of Operations and Chief Operating Officer

From August 2008 until February 2010, Mr. Karsten served as Plant Manager for our Five Points facility, maintaining overall responsibility for our manufacturing operations. He was appointed to the position of Vice President of Operations and Chief Operating Officer in February 2010 and Executive Vice President in June 2010. From March 2005 until he joined our company in August 2008, Mr. Karsten was Production Manager and Safety Officer for Colusa County Canning, a canning and industrial bulk tomato processing company located in Williams, California, where his responsibilities included operations, maintenance, compliance with facility safety and environmental requirements and supervision of a crew of 200-450 seasonal and non-seasonal employees.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Our earnings may be sensitive to fluctuations in demand for our products.

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control. By way of example, our earnings declined significantly in fiscal 2011, largely driven by a decline in demand by end users both domestically and internationally. The severe downturn in the California dairy industry in recent years that resulted from over-supply has had a corresponding negative effect on sales of alfalfa hay. Therefore demand for our alfalfa seed in the domestic market declined during fiscal 2011. In fiscal 2011, demand for our certified seed also severely declined in the Middle East, which historically has been a significant market. The decline was primarily the result of common, uncertified seed flooding the market at lower prices than those at which we were willing to sell our certified seed. As a result of this price competition, the demand for our proprietary seed materially declined in fiscal 2011. Fiscal 2012 saw a rebound as many of these factors corrected themselves, but these circumstances could continue or reoccur, and our earnings could again be negatively impacted. In addition, demand for our products could decline because of ordinary, more expected, supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices.

Market prices for our alfalfa seed can be impacted by factors such as the quality of the seed and the available supply, including whether lower quality, uncertified seed is available. Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors influencing the quality and quantity of the seed and therefore, the market price at which we can sell our seed to our customers. A decrease in the prices received for our products could have a material adverse effect on our business, results of operations and financial condition.

Our cost of seed production is increasing, which could impact our profitability and margins.

We have seen our costs of growing seed continue to increase because our growers can elect to grow more profitable crops on their farmland. In order to ensure that we have adequate inventory to satisfy our customers' requirements, we have had to increase the amount we pay our growers or make different contractual arrangements from our historical standard terms. In addition, we have begun to grow some of our seed ourselves, thereby incurring the farming-related costs of production that we avoid when we contract out all of our seed production. These factors, both separately and together, could cause our margins and profitability to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and profitability in the future.

We could encounter farming-related problems unrelated to natural disasters, crop disease and other normal agricultural risks.

In fiscal 2012, we began growing a portion of our own alfalfa seed while still continuing to contract for the majority of our planted acreage with third party farmers. A portion of our direct farming operations are carried out by our own employees on land we lease, and the remainder are performed by third party farmers on their land but under our direction. Some of these arrangements span multiple years, and both direct farming methods carry large financial risks that we do not face when we pay growers for their seed on a per pound basis. When we carry the farming risk, we can expect to incur costs of between $1,300 and $2,200 per acre, regardless of yields. We can and will make decisions that could adversely impact yields or quality, resulting in a smaller supply of seed to sell to our customers and increasing our cost of production to unprofitable levels. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make could have a very negative impact on our results of operations.

Our inventory of seed can be adversely affected by the market price being paid for other crops.

We rely on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow alfalfa seed in favor of receiving a higher return from an alternative crop planted on the same acreage. Some of our growers who have grown alfalfa seed for us for many years did not grow seed for us in fiscal 2011 in order to make acreage available to plant cotton and reap a portion of the historically high prices being paid for that crop in 2011. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers, and our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed if we cannot satisfy their requirements, and we may not be able to regain them as customers once our inventory levels have returned to normal.

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

Historically, we have relied upon a small group of customers for a large percentage of our net sales, including Sorouh Agricultural Company, which serves the Saudi Arabian market. In fiscal 2012 and 2011, Sorouh accounted for 67% and 18% of our net sales, respectively. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We expect that Sorouh, together with S.C.A.L.E Ag Services, a domestic distributor, will represent a material amount of our sales in fiscal 2013.

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

Historically, we have relied on a relatively small network of growers of alfalfa seed that together have provided all of the seed we sell to our customers. Although beginning in fiscal 2012, we are growing and producing a portion of our own seed, most of our seed will continue to be grown under contracts with farmers, most of which are one year contracts. Three growers collectively accounted for approximately 64% of our total seed purchases in fiscal 2012. Many of our growers have had long-term grower relationships with us. However, we do not have long-term supply contracts with any of these growers, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices or competition could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenues. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. We encountered a meaningful shift in our grower network in fiscal 2011, with some of our growers who had grown for us for many years opting to cut back their alfalfa seed acreage or to not grow alfalfa seed at all. This trend continued in fiscal 2012 and will continue in the current fiscal year as Triangle T, one of our longstanding growers, winds down its operations. This situation could reoccur and could negatively impact our revenues if we do not otherwise have sufficient seed inventory available for sale.

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

The alfalfa seed market is highly competitive, and our products face competition from a number of small seed companies, as well as large agricultural and biotechnology companies. We also now face new competition with the availability of Roundup Ready alfalfa beginning to be a viable alternative. We compete primarily on the basis of consistency of product quality and traits, product availability, customer service and price. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing and financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new products more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

If we are unable to estimate our customers' future needs accurately and to match our production to the demand of our customers, our business, financial condition and results of operations may be adversely affected.

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to hay and dairy farmers who grow hay for dairy cattle and other livestock. Due to the nature of the alfalfa seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. On the other hand, if we underestimate demand, which has happened in the past, we may not be able to satisfy our dealers and distributors' demand for alfalfa seed, and thus damage our customer relations and end-user loyalty. Our failure to estimate end users' future needs and to match our production to the demand of our customers may adversely affect our business, financial condition and results of operations.

We could be unsuccessful in transitioning from selling into international markets through distributors to our new business plan that contemplates direct sales into those markets.

Historically, sales of our alfalfa seed in international markets have been made by U.S. distributors having a presence in various international markets, and sales into international markets have historically represented the largest percentage of our net sales of alfalfa seed. In the last quarter of fiscal 2011, our largest international distributor closed its alfalfa seed business. With the cooperation of the former distributor, we began selling directly to its customers in June 2011. Until then, we had never sold directly into Saudi Arabia, Sudan, South Africa, Morocco and Argentina. We have now only had one year of direct experience selling alfalfa seed or otherwise doing business directly in these markets. There is no assurance that we will be able to retain the customers that have purchased our seed from our distributor in the past or that these customers will continue to purchase the quantities of our proprietary seed that they have historically purchased from our distributor. We also may not succeed in expanding the customer base in these locations. Failure to sell significant quantities of alfalfa seed to these customers or to new customers in these or other countries could have a material adverse effect on our financial condition and results of operations.

We extend credit to customers who currently represent or are expected to represent the largest percentage of our sales.

Our largest customer in fiscal 2012 was Sorouh Agricultural Company, which accounted for approximately 67% of our annual revenue. Although payment terms for our seed sales generally are 90 days, we extended credit to this customer in fiscal 2012, and at June 30, 2012, the receivable totaled $2.1 million. We expect that sales of our alfalfa seed varieties to Sorouh will represent a material portion of our revenue in fiscal 2013 and that we will continue to extend credit in connection with those sales. Because this customer is located in Saudi Arabia, collection efforts, were they to become necessary, could be much more difficult and expensive. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from this important customer. In addition, we expect that S.C.A.L.E. Ag Services, a domestic distributor, will also account for a material portion of our alfalfa seed revenue in fiscal 2013 and that we will extend credit to this distributor. The extension of credit to our major customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If either of these customers were unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

Our current reliance on the seed development and production business does not permit us to spread our business risks among different business segments and, thus, a disruption in our seed production or the industry would harm us more immediately and directly than if we were diversified.

We currently operate mainly in the alfalfa seed business, and we do not expect this to change materially in the foreseeable future, even as we expand our commercial stevia business. In fiscal 2012, sale of alfalfa seed accounted for 90% of our total revenue. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa industry, payment disruptions and customer rejection of our varieties of alfalfa seed. If there is a disruption as described above, our revenue and income could be reduced, and our business operations might have to be scaled back. Moreover, because our stevia operations are also agriculture-based and centered in California's Central Valley where the majority of our alfalfa seed operations are located, it is possible that the same problems that might negatively impact our alfalfa seed business could, at the same time, negatively impact our stevia business. Accordingly, we do not consider our stevia business a hedge against the risks of our alfalfa seed business.

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

Deregulation of Roundup Ready alfalfa could negatively impact our sales and production of alfalfa seed.

In December 2010, the U.S. Department of Agriculture ("USDA") published the final environmental impact statement on Roundup Ready Alfalfa ("RRA"). Following that publication, in late January 2011, the USDA announced the deregulation of RRA, without imposing any regulations, providing any guidance pertaining to field separation or mandating any other conditions. Forage Genetics, a co-developer of RRA, and other licensed seed companies, had a substantial supply of RRA in inventory that was awaiting this decision, and consequently, RRA became available for the spring 2011 planting season. This development potentially could adversely impact our sales. Domestically, hay farmers may choose the GMO alfalfa seed over our seed in order to control weeds with Roundup, Monsanto's powerful herbicide. The greater the use of GMO seed in California, the greater the risk that our seed production could be contaminated with GMO traits due to pollination from hay fields or other seed feeds. In fiscal 2013, we encountered a minimum number of lots of our seed that tested positive for the presence of GMO traits that could only be sold domestically. Internationally, we may face a challenge to demonstrate to our customers and end users that our seed is free of any cross-contamination between GMO and organic and conventionally-farmed fields since GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. Unless and until we begin selling RRA, our domestic sales could be negatively impacted, although the actual impact on the alfalfa seed market in general and on sales of our proprietary seed, in particular, is currently unknown.

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

Our per acre pricing model could cause us to lose money on those contracts.

In fiscal 2012, we entered into three contracts, covering approximately 730 acres, with a grower under which we deviated from our historical model and agreed to pay the grower a fixed price per acre rather than a fixed price per cleaned pound of seed. As such, regardless of the amount of seed this grower produces, we will be required to pay the fixed price per acre. This could result in our paying more per pound of seed than we are able to sell the seed to our customers, thereby causing a loss on this acreage. Moreover, these contracts cover a three year period, and therefore, we could potentially be overpaying for seed on these contracts through crop year 2014 if the grower does not produce the minimum amount of seed we expect. These contracts could negatively impact our results of operations.

We are still in the initial stages of our commercial stevia operations, and the business continues to be subject to many of the risks of a new business enterprise.

In fiscal 2010, we began expanding our business to include the breeding, selection and planting of high quality stevia varieties for production and processing of stevia leaf for its Rebaudioside A ("Reb-A") extract. We planted our first commercial crop of stevia in fiscal 2011, and undertook the initial harvest in the first quarter of fiscal 2012. We planted additional acreage in the summer of 2012. The second harvest will take place in the summer of 2012. Until these efforts, we had never bred or selected stevia varieties or planted and harvested stevia for commercial purposes. Therefore, we face numerous uncertainties, including the possibility that the stevia seedlings may not grow as anticipated, the stevia varieties we select for production may not produce the results we expect; or we may be unable to satisfactorily contract with customers for our dried stevia product. The failure to build a successful stevia business could materially impact our growth potential and could consume company resources that otherwise could be deployed to further the growth of other aspects of our business.

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

There are a number of challenges to market acceptance of stevia as a natural, non-caloric sweetener. Stevia has its own unique flavor, which can affect the taste of some foods and beverages. Other factors that could impact market acceptance include the price structure compared to other sugar substitutes and availability. If the high intensity, non-caloric sweetener market declines or if stevia fails to achieve substantially greater market acceptance than it currently enjoys, we might not be able to grow our revenue sufficiently for us to achieve consistent profitability from this portion of our business. Even if products conform to applicable safety and quality standards, sales could be adversely affected if consumers in target markets lose confidence in the safety, efficacy and quality of stevia. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products that contain stevia. Any of these developments could adversely impact the amount of processed stevia leaves or extract we are able to sell, which could adversely impact our results of operations.

If demand for stevia does not increase, there may be excess capacity that could decrease the market price of stevia and reduce our revenue expectations.

Historically, stevia has been marketed and sold in the U.S. as a dietary supplement, available in natural food and health food stores. Since December 2008, stevia producers have increased production capacity in expectation of a large demand for stevia products. We started our stevia operation because we expect that demand for stevia will increase significantly in the future, particularly since Reb-A, a stevia extract, has received GRAS (meaning generally accepted as safe) status in the U.S. That determination by the FDA allows Reb-A to be used as a food and beverage additive, and a market for products incorporating stevia has developed and grown since then. However, there can be no assurance that there will continue to be widespread growth in the demand for stevia products. If demand for stevia does not increase to the extent predicted by the industry, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and negatively impact our expectations with respect to stevia as a revenue source.

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

The sweetener industry is highly competitive with companies that have greater capital resources, facilities and diversity of product lines. Additionally, if demand for stevia continues to grow, we expect many new competitors to enter the market as there are no significant barriers to entry in the industry. More established agricultural companies with much greater financial resources who do not currently compete with us may be able to easily adapt their existing operations to the production of stevia. Due to this competition, there is no assurance that we will not encounter difficulties in earning revenue and gaining market share or in the positioning of our services or that competition in the industry will not lead to reduced prices for the stevia leaf. Our competitors may also introduce new non-stevia based low-calorie sweeteners or be successful in developing a fermentation-derived stevia ingredient or other alternative production method which could also increase competition and decrease demand for stevia-based products.

There are difficulties in managing our storage system, which may result in damage to our products held in storage.

Alfalfa seed and stevia storage entails risks, including management of moisture, temperature and humidity. Any material storage problem may result in damage to our seed or dried stevia leaf and, thus, could create operating losses.

If we are unable to acquire sufficient raw materials or produce sufficient finished product, we will not be able to meet the demands of our customers.

We must acquire sufficient alfalfa seed to meet the demands of our customers. An alfalfa seed shortage could result in loss of sales and damage to our reputation. Because our proprietary seed is only available through our direct farming efforts and from our growers, if our growers become unable or unwilling to produce the required commercial quantities of alfalfa seed on a timely basis and at commercially reasonable prices, we will likely be unable to meet customer demand. We do not own or lease sufficient farmland to make up for a significant loss of acreage from our grower network. The failure to satisfy our customers not only could adversely impact our financial results but could irreparably harm our reputation. Although we are just entering the commercial stevia production business, we know we will encounter similar risks if we are unable to satisfy our customers' requirements for dried stevia due to our inability to obtain sufficient quantities of plants, either by growing stevia ourselves or acquiring stevia under contract from growers, are unable to develop stevia plants with the desired specifications or are unable to timely process the stevia to satisfy our customers' needs. In addition, we currently have only a small quantity of acreage allocated to growing stevia plants, and there is no assurance that growers in the San Joaquin Valley will decide in future growing seasons that growing stevia is the best use for their land. If we are unable to contract for a sufficient amount of acreage to grow stevia or to acquire through lease or purchase land on which we could grow stevia plants, we may not be able to capitalize on what we currently believe could be a meaningful growth opportunity.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our chief executive officer, chief financial officer and chief operating officer, any employee could leave our employ if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage our expansion of operations effectively.

We expect our operations to grow rapidly in the near future, both as we expand our historical alfalfa seed business both domestically and internationally, expand our mill utilization, increase our growers' production, and as we develop and expand our stevia production and sales business. We also are looking to expand our business through acquisition of synergistic companies. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

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

Other than in fiscal 2011, which we believe was an abnormal year, historically sales to our distributors who sell our proprietary alfalfa seed varieties outside the U.S. have constituted a substantial portion of our annual revenue. We anticipate that sales into international markets will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion, particularly in the Middle East and Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

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

The global economic downturn of the past several years has significantly impacted the agricultural industry, with many farmers losing their farms or laying fallow their fields, as well as other negative impacts. The full impact of the current global economic downturn on growers, customers, vendors and other business partners cannot be known with any certainty. For example, major customers may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations under those contracts. Although we exercise prudent oversight of the financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that there will not be a grower, customer or other business partner that is unable to meet its contractual commitments to us. Similarly, stresses and pressures in the industry may result in impacts on our business partners and competitors that could have wide ranging impacts on the future of the industry.

Capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our growers and customers.

The capital and credit markets have experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows, recent access to the capital market and our untapped line of credit will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a continued slowdown in the general economy.

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

The overall market and the price of our common stock and Class A and Class B warrants can fluctuate greatly. The trading price of our common stock and Class A and Class B warrants may be significantly affected by various factors, including:

●	economic status and trends in the dairy industry, which underlies domestic demand for our alfalfa seed;

●	market conditions for alfalfa seed in the Middle East, where a substantial amount of our seed historically has been purchased by end users;

●	quarterly fluctuations in our operating results;

●	our ability to meet the earnings estimates and other performance expectations of investors or financial analysts;

●	fluctuations in the stock prices of our peer companies or in stock markets in general; and

●	general economic or political conditions.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our alfalfa seed business, our primary source of revenue, is highly seasonal because it is tied to the growing and harvesting seasons. Typically, a substantial portion of our revenue is recognized during our first and second fiscal quarters. We generally experience lower revenue during our third and fourth fiscal quarters. Sales in the first and second fiscal quarters accounted for approximately 77% of our revenue for the fiscal year ended June 30, 2012 and accounted for 51% of our revenue in fiscal 2011. If sales in these quarters are lower than expected, expenses may not be offset, which would adversely affect our operating results and would have a disproportionately large impact on our operating results for that fiscal year.

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

In one or more future quarters, our results of operations may fall below the expectations of investors or analysts, and the trading price of our securities may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

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

During the term that the Class A warrants and Class B warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. Also, we may be forced to honor the exercise of the warrants at times when we may be able to obtain additional equity capital on more favorable terms from other sources.

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

Our Board of Directors is authorized by our Articles of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Although we have no plans to issue any shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock or subordinate your holdings to the higher priority rights of the holders of shares of preferred stock issued in the future.

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

Yellowjacket, LP, our largest stockholder, owns 1,897,605 shares, or approximately 25%, of our outstanding common stock as of September 25, 2012. Although its ownership interest will decline, if outstanding stock options or warrants are exercised or if we sell additional shares of common stock or securities convertible into common stock, Yellowjacket can, for the foreseeable future, have significant influence over our management and affairs and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets. Its interests could differ from ours and those of our other stockholders. In addition, the concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our owned and leased properties:

Location	Size (acres)	Primary Use	Leased or Owned

Five Points (Fresno County), CA	40 (1)	Corporate headquarters and milling facilities	Owned

Calipatria (Imperial Valley), CA	640	Alfalfa seed farmland	Owned

Calipatria (Imperial Valley), CA	1,240 (2)	Alfalfa seed farmland	Leased(3)

Kern County, CA	800	Farmland suitable for farming alfalfa seed, wheat and other crops, including stevia	Leased(4)

Chowchilla (Madera County), CA	1,500	Alfalfa seed farmland	Leased(5)

Los Banos (Merced County), CA	156	Stevia farmland	Leased(6)

(1) This facility occupies five acres of mill and processing structures, consisting of 20,336 square feet of office and production space and 46,912 square feet of warehousing facilities. We believe that our facilities are generally well maintained and are in good operating condition. We currently have excess capacity and therefore believe that our facilities will be adequate for our needs in the foreseeable future.

(2) Of the total acreage, 940 acres were immediately available to us and the entire 1,240 acres will be available for our use beginning in August 2013. The lease further grants us a right of first refusal to lease and/or purchase the leased parcels that will be in effect throughout the lease term and will extend for an additional five years after the termination of the lease.

(3) The lease expires on July 1, 2017 or completion of the crop harvest that year.

(4) Lease expires in October 2014.

(5) Lease expires in November 2012.

(6) Lease expires in December 2014, with a right to extend the lease for two one year periods.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company's securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit under the ticker symbol "SANWU." Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities under the ticker symbols "SANW," "SANWA" and "SANWZ," for the common stock, Class A warrants and Class B warrants, respectively. The following table sets forth the range of high and low sales prices per share of Common Stock as reported on NASDAQ for the periods indicated.

	High	Low

Year Ended June 30, 2011
First Quarter	$4.00	$2.85
Second Quarter	3.40	2.51
Third Quarter	5.25	3.18
Fourth Quarter	4.31	3.00

Year Ended June 30, 2012
First Quarter	$5.13	$4.21
Second Quarter	5.03	3.95
Third Quarter	6.14	4.25
Fourth Quarter	6.55	5.23

On September 21, 2012, the closing price as reported on the NASDAQ Capital Market of our common stock was $6.05 per share.

Holders

As of September 21, 2012, we had 6,873,000 shares of common stock outstanding held by 11 stockholders of record.

Dividend Policy

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Sales of Unregistered Securities

We sold no unregistered securities during the fiscal year ended June 30, 2012.

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

From the effective date of the registration statement through June 30, 2012, we used approximately $9 million of the net proceeds primarily to pay off the revolving credit facility, complete the purchase of the partnership interests of S&W Seed Company and fund our operations including working capital investments into inventory and the improvements to our facilities to support the anticipated growth of our business. We have invested the remainder of the funds in registered money market funds and short-term investments with original maturities of less than 90 days.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which has been expanded in fiscal 2012 to include our own farming operations; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction. We raised additional capital in May 2012 to help fund the purchase of Imperial Valley farmland and for working capital purposes.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, fulfilling our seed requirements both by contracting with farmers in the San Joaquin and Imperial Valleys of California and internally farming acreage we have leased or purchased, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased, or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. While we are attempting to mitigate these risks by our new direct farming operations, agricultural risks will always remain. Consequently our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) leased acreage in Kern, and Madera Counties in California's San Joaquin Valley and in California's Imperial Valley, on which we are producing a portion of our alfalfa seed supply ourselves; (ii) purchased farmland in the Imperial Valley; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and African countries such as Sudan, Egypt and Morocco; (iv) acquired the rights to a portfolio of dormant alfalfa seed varieties in order to expand our product offerings into new geographic regions; (v) contracted with additional farmers to grow our proprietary seed; and (vi) expanded our sales and marketing efforts. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and will be harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchase from our contract growers.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but fiscal 2012 reflected a significant turnaround in seed revenue.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing during our first year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, with sales concentrated in the first six months of our fiscal year (July through December) when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. Tests show that seed that has been held in inventory for over one year improves quality of the seed. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, having first leased farmland in fiscal 2011, and then gained long-term access to additional farmland in the San Joaquin and Imperial Valleys of California through additional leases entered into in fiscal 2012 and a farmland purchase in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, this recently implemented direct farming opportunity poses new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make could have a very negative impact on our results of operations. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and milling capacity, while reducing our costs and more directly controlling our inventory.

Beginning in fiscal 2011, we also faced the new challenge created by the availability of Roundup Ready alfalfa ("RRA") in the U.S. We are still uncertain as to the extent to which RRA might negatively impact our business, if at all, but lack of regulations regarding field isolation could raise concerns about contamination of our non-GMO seed. In fiscal 2012, the first year in which RRA was planted in the San Joaquin Valley, some field contamination was discovered. Moreover, we sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we will have to be able to maintain the integrity of our seed in order to sell in certain parts of the world. We are evaluating our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations.

We currently are using less than 25% of our mill capacity, leaving room for substantial revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business. Although only representing a small portion of our business, our milling services operations have historically represented the highest margin portion of our business.

We have also been developing our stevia business, working closely with PureCircle, one of the world's top stevia breeders and the world's largest stevia processor, in an effort to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with PureCircle under which it agreed to purchase all of our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia and harvested a portion of that crop in the fall of 2011. We earned a modest amount of revenue from that harvest during the second quarter of fiscal 2012 when the dried leaf was shipped to our customer. In that initial commercial planting operation, our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest will take place in the first half of fiscal 2013, although the exact timing of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

In April 2012, we leased additional farmland for our stevia production near Los Banos, California, located in the heart of California's Central Valley. This newly leased farmland became our second stevia field, which was planted during the summer of 2012 and will also be harvested in the first quarter of fiscal 2013.

Inasmuch as this is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, the amount of research and development expenses for stevia has decreased as we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. We expect our stevia revenue to grow significantly in fiscal 2013 although it will remain a small portion of our total revenue for the foreseeable future.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the year ended June 30, 2012 was $14,147,617 compared to $3,641,380 for the year ended June 30, 2011. The $10,506,237, or 289% increase in revenue for the 2012 fiscal year, was due to an $10,597,597 increase in seed and crop revenue, partially offset by a $91,360 decrease in milling and other services. The substantial increase in seed and crop revenue is due primarily to the continuation of direct sales to our customer in Saudi Arabia and to a lesser extent in other international markets, which reflects the success of our initiatives to sell direct into the international markets, along with strong demand for our proprietary alfalfa seed varieties. As previously communicated, we and our former distributor had intentionally decided to withhold our certified seed from the market in fiscal 2011 due to depressed pricing resulting from a glut of uncertified seed in the market, rather than sell it at prices we felt were too low. International sales accounted for 70% of our 2012 fiscal year revenue compared to 18% in the prior year. Domestic revenue accounted for 30% and 82% of our total revenue for the fiscal years ended June 30, 2012 and 2011, respectively.

Throughout fiscal 2011, the prices of commodities, such as cotton, corn and wheat, which compete with alfalfa hay for acreage, increased dramatically and, in some cases, hit all-time record highs. Additionally, the economic recovery of the U.S. dairy industry continued to lag in comparison to the agricultural industry as a whole and encouraged hay growers (our customers or customers of our distributor customers) to look for alternative crops such as cotton, which experienced dramatic price increases in fiscal 2011. This posed certain sales challenges in the domestic market during the 2011 fiscal year, but also created the opportunity of a developing shortage (and pricing power) for our alfalfa seed products in the 2012 fiscal year. We experienced a 44% increase in domestic revenue over the prior year.

Revenue for the year ended June 30, 2012 included approximately $885,764 of milling and other services compared to $977,124 for the year ended June 30, 2011. The decrease is due to a reduction in volume of milling services being performed.

Cost of revenue of $10,239,914 in the year ended June 30, 2012 was 72% of revenue, while the cost of revenue of $2,280,855 in the year ended June 30, 2011 was 63% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to an increase in the amount seed sold. Margins on seed and crop revenue totaled 25% in fiscal 2012 versus 24% in the comparable period in the prior year. Included in the current year gross margins is a $277,325 loss on wheat and triticale crops that occurred in June 2012. We believe these are one-time non-recurring losses. Excluding the crop losses from wheat and triticale, seed and crop margins totaled 27% in the fiscal 2012, which was an improvement from the prior year. The improvement can be primarily attributed to a 2% increase in the average selling price coupled with a 4% decrease in the average cost of seed sold versus the prior year.

Total gross profit margins for the current year totaled 27.6% versus 37.4% in the prior year. The significant increase in seed revenue in the current year principally contributed to the decrease in the total gross profit margins in fiscal 2012. This occurred because seed and crop sales constituted most of the revenue in the current year, and margins are lower in seed and crop sales than for milling services, which represented only 6% of the revenue in fiscal 2012. By comparison, in fiscal 2011, milling and other services contributed 27% of the total revenue recorded in the year, and therefore, the higher margin line of business impacted the gross profit margins to a greater degree.

We have contracts with our growers for the production of seed for harvest periods that began in late summer and end in the fall. The price per pound in these 2012 grower contracts is approximately 18% more than the 2011 harvest product price.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor. Our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. We expect the next stevia harvest of this crop, as well as new acreage we planted in the summer of 2012, will take place in the first half of fiscal 2013.

As of June 30, 2012, we have incurred $536,512 in stevia expenditures that are included in work in process inventories and $935,467 has been recorded as crop production costs, which is a long-term asset and the remaining costs have been expensed to research and development expense on the consolidated statement of operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the fiscal year ended June 30, 2012 totaled $2,772,711 compared to $2,166,375 in the year ended June 30, 2011. The $606,336 or 28% increase in SG&A expense versus the prior year was primarily due to a $305,633 increase in sales commissions paid to our international sales consultant, a $64,837 increase in non-cash stock based compensation, a $78,865 increase in repairs and maintenance and the remaining increase relates to various expenses to support our expansion. Included in SG&A expenses is non-cash stock-based compensation, which totaled $187,022 in the current year versus $122,185 in the prior year. As a percentage of revenue, SG&A expenses were 20% in the current year compared to 59% in the year ended June 30, 2011, primarily as a result of the significant increase in the dollar amount of revenue in fiscal 2012 compared to fiscal 2011.

Research and Development Expense

Research and development expenses ("R&D") for the fiscal year ended June 30, 2012 totaled $242,523 compared to $450,016 in the prior year. R&D expenses decreased $207,493 in fiscal 2012 due to a $131,618 decrease in stevia product development expenses. In addition, we decreased our alfalfa seed product development expenses by $75,875 in fiscal 2012 compared to fiscal 2011. We do expect to increase our stevia product development expenses in fiscal 2013.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended June 30, 2012 was $272,855 compared to $242,431 for the fiscal year ended June 30, 2011. Included in the amount is amortization expense for intangibles assets, which totaled $60,783 in fiscal 2012 and $46,238 in fiscal 2011. The increase in depreciation expense was attributable primarily to the addition of certain new fixed assets, including additional storage containers, irrigation equipment and bee trailers.

Interest (Income) Expense, Net

Interest expense, net during the fiscal year ended June 30, 2012 totaled $20,937 compared to interest income, net of $6,978 for the fiscal year ended June 30, 2011. Fiscal 2012 interest expense consisted of the fee for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense (Benefit)

Income tax expense totaled $199,310 for the fiscal year ended June 30, 2012 compared to an income tax benefit of $685,577 for the fiscal year ended June 30, 2011.

Net Income (Loss)

We had net income of $374,835 for the fiscal year ended June 30, 2012 compared to a net loss of $811,448 for the fiscal year ended June 30, 2011. The increase in profitability was attributable primarily to the increase in shipments of alfalfa seed into international markets and revenue growth in our domestic markets in fiscal 2012, partially offset by an increase in SG&A and income tax expense, all of which are discussed above. The net income per basic and diluted common share for fiscal 2012 was $0.06, compared to a net loss per basic and diluted common share of $0.14 for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. Because of our long- standing, excellent relationships with most of our growers, we have the ability to negotiate extended payment terms. In the 2011 Fiscal Year, we paid our growers approximately 50% of the amount owed in October 2010 (the second fiscal quarter) and the remaining 50% in February 2011 (the third fiscal quarter), in accordance with the annual contracts. In fiscal 2012, we paid our growers approximately 33% of the amount owed in October 2011, an additional 33% in February 2012, and the remaining 34% was paid in May 2012. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year. At the end of fiscal 2011, our largest international distributor left the alfalfa seed sales business, and we purchased its customer list in July 2011. We commenced direct international sales in June 2011. Although we had no history of directly selling into the Middle East and other international markets prior to June 2011, we believe that we have successfully transitioned into our direct sales model into the Middle East. We expect that as direct sellers, we will experience similar timing constraints to that which we were accustomed when we sold into these markets through our former distributor.

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

In May 2012, we sold 1,000,000 shares of our common stock in a confidentially marketed public offering that priced at $5.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of $5,006,311. In September 2012, we sold 600,000 shares of our common stock in a private placement to one accredited investor, which was priced at $5.85 per share, resulting in gross proceeds received by us of $3,510,000. No commissions or discounts were paid in connection with the private placement.

In the fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.22% per annum as of September 21, 2012. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. As of September 21, 2012, we have not drawn down on the line, and during the fiscal year ended June 30, 2012, we incurred $29,236 of fees for the unused portion of the credit facility.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR in effect on the from time to time as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the fiscal years ended June 30, 2012 and 2011:

	Years Ended
	June 30,
	2012	2011
Cash flows from operating activities	$34,124	$(3,699,015)
Cash flows from investing activities	(543,484)	(392,958)
Cash flows from financing activities	5,006,311	-
Net increase (decrease) in cash	4,496,951	(4,091,973)
Cash and cash equivalents, beginning of period	3,738,544	7,830,517
Cash and cash equivalents, end of period	$8,235,495	$3,738,544

As of June 30, 2012, we had cash and cash equivalents of $8.2 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the fiscal year ended June 30, 2012, operating activities provided $34,124 in cash, as a result of net income of $374,835 and an increase in accounts payable (including related party) of $1,022,814, partially offset by an increase in accounts receivable of $909,489 and an increase in crop production costs of $877,861. For the fiscal year ended June 30, 2011, operating activities used $3,699,015 in cash, as a result of a net loss of $811,448, and an increase in inventories of $2,947,680 and an increase in deferred tax assets of $685,577, partially offset by a decrease in accounts receivable of $307,372.

Due to the seasonality of our business, our inventory and accounts payable balances are typically at their highest levels during the first and second quarters of the fiscal year. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of storage, inventory obsolescence is not a material concern. We do not see any recoverability issues with respect to our current inventory balances of alfalfa seed on hand. We may choose to carry higher levels of inventory in future periods to meet anticipated demand, although the anticipated timing of such possible increased demand, if any, cannot be ascertained.

Our largest customer, which is located in Saudi Arabia, owed us approximately $2.1 million at June 30, 2012. The outstanding balance of $2.1 million was paid in full during the first quarter of fiscal 2013. These outstanding invoices have 90 day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer.

Investing Activities

Our investing activities during the fiscal year ended June 30, 2012 totaled $543,484. These activities consisted primarily of the purchase of our distributor's customer list for $165,000, a $150,000 down payment for farmland and the purchase of bee trailers and irrigation equipment totaling $220,830. Our investing activities during the fiscal year ended June 30, 2011 totaled $392,958 and consisted of the addition of certain new fixed assets, including upgrades to the milling facility, additional storage containers, a vehicle and other equipment. During fiscal 2013, we expect to have ongoing capital expenditure requirements to support our alfalfa seed and stevia production plans and other infrastructure needs.

Financing Activities

Our financing activities during the fiscal year ended June 30, 2012, consisted of a confidentially marketed public offering of 1,000,000 common shares, which was completed in May 2012. We received proceeds, net of underwriting discounts and equity offering costs, of $5,006,311 from this offering. We did not have any financing activities during the year ended June 30, 2011.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the fiscal year ended June 30, 2012.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

●	the extent and duration of future operating income;

●	the level and timing of future sales and expenditures;

●	working capital required to support our growth;

●	investment capital for plant and equipment;

●	our sales and marketing programs;

●	investment capital for potential acquisitions;

●	competition; and

●	market developments.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the audited consolidated financial statements.

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

We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional equity securities.

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
Five Points, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&W Seed Company as of June　30, 2012 and 2011 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 17, 2012

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,235,495	$3,738,544
Accounts receivable, net	2,716,985	1,803,909
Inventories	6,116,785	5,664,119
Prepaid expenses and other current assets	138,236	58,451
Deferred tax asset	215,688	352,393
TOTAL CURRENT ASSETS	17,423,189	11,617,416

Property, plant and equipment, net of accumulated depreciation	2,441,186	2,299,306
Other intangibles, net	606,653	502,436
Crop production costs	1,098,292	220,431
Deferred tax asset - long term	464,375	517,672
TOTAL ASSETS	$22,033,695	$15,157,261

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,141,162	$207,074
Accounts payable - related party	307,589	218,863
Accrued expenses and other current liabilities	454,512	169,060
TOTAL CURRENT LIABILITIES	1,903,263	594,997

TOTAL LIABILITIES	1,903,263	594,997

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
6,873,000 issued and outstanding at June 30, 2012; 5,800,000
issued and outstanding at June 30, 2011	6,873	5,800
Additional paid-in capital	19,796,976	14,604,716
Retained earnings (deficit)	326,583	(48,252)
TOTAL STOCKHOLDERS' EQUITY	20,130,432	14,562,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,033,695	$15,157,261

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2012	2011
Revenue
Seed and crop revenue	$13,261,853	$2,664,256
Milling and other revenue	885,764	977,124
Total revenue	14,147,617	3,641,380

Cost of revenue
Cost of seed and crop revenue	9,912,781	2,027,188
Cost of milling and other revenue	327,133	253,667
Total cost of revenue	10,239,914	2,280,855

Gross profit	3,907,703	1,360,525

Operating expenses
Selling, general and administrative expenses	2,772,711	2,166,375
Research and development expenses	242,523	450,016
Depreciation and amortization	272,855	242,431

Total operating expenses	3,288,089	2,858,822

Income (loss) from operations	619,614	(1,498,297)

Other (income) expense
Loss on disposal of fixed assets	24,532	5,706
Interest (income) expense, net	20,937	(6,978)

Net income (loss) before income tax expense (benefit)	574,145	(1,497,025)
Income tax expense (benefit)	199,310	(685,577)
Net income (loss)	$374,835	$(811,448)

Net income (loss) per common share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average number of common shares outstanding:
Basic	5,904,110	5,800,000
Diluted	5,906,899	5,800,000

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2010	5,800,000	$5,800	$14,482,531	$763,196	$15,251,527

Stock-based compensation - options	-	-	122,185	-	122,185
Net loss for the year ended June 30, 2011	-	-	-	(811,448)	(811,448)
Balance, June 30, 2011	5,800,000	5,800	14,604,716	(48,252)	14,562,264

Stock-based compensation - options	-	-	165,363	-	165,363
Restricted stock grant to executives	73,000	73	21,586	-	21,659
Proceeds from equity offering net of underwriter fees and expenses	1,000,000	1,000	5,005,311	-	5,006,311
Net income for the year ended June 30, 2012	-	-	-	374,835	374,835
Balance, June 30, 2012	6,873,000	$6,873	$19,796,976	$326,583	$20,130,432

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$374,835	$(811,448)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	187,022	122,185
Change in allowance for doubtful accounts	(3,587)	3,587
Depreciation and amortization	272,855	242,431
Loss on disposal of fixed assets	24,532	5,706
Changes in:
Accounts receivable	(909,489)	307,372
Inventories	(452,666)	(2,947,680)
Prepaid expenses and other current assets	(79,785)	17,450
Crop production costs	(877,861)	(220,431)
Deferred tax asset	190,002	(685,577)
Accounts payable	934,088	(87,403)
Accounts payable - related party	88,726	217,081
Accrued expenses and other current liabilities	285,452	137,712
Net cash provided by (used in) operating activities	34,124	(3,699,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(384,984)	(397,458)
Acquisition of customer list	(165,000)	-
Proceeds from disposal of property, plant and equipment	6,500	4,500
Net cash used in investing activities	(543,484)	(392,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering	5,006,311	-
Net cash provided by financing activities	5,006,311	-

NET INCREASE OR (DECREASE) IN CASH	4,496,951	(4,091,973)

CASH AND CASH EQUIVALENTS, beginning of the period	3,738,544	7,830,517

CASH AND CASH EQUIVALENTS, end of period	$8,235,495	$3,738,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,167	$-
Income taxes	22,000	-

See notes to consolidated financial statements

S&W SEED COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

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

On December 13, 2011, S&W Seed Company ("S&W Delaware"), consummated a merger (the "Reincorporation") with and into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation ("S&W Nevada"), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by S&W Nevada and S&W Delaware on December 10, 2011. As a result of the Reincorporation, the Company is now a Nevada corporation.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, as well as by the Company itself under a small direct farming operation. Though the Company's proprietary alfalfa seed varieties have been a mainstay of the business for decades, S&W has in the past derived material revenue from the processing of wheat and other small grains. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011. The Company recorded its first stevia revenue in the second quarter of fiscal 2012 under a commercial supply agreement with a major stevia processor.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 67% and 18% of its net revenue for the years ended June 30, 2012 and 2011, respectively.

Two customers comprised 86% and 65% of the Company's accounts receivable at June 30, 2012 and 2011, respectively.

Sales direct to international customers represented 70% and 18% of revenue during the years ended June 30, 2012 and 2011, respectively. All of the Company's sales to international customers are transactions which are denominated in U.S. Dollars. Accordingly, the Company's operations are not subject to foreign currency transactions or foreign currency translation.

The Company is also dependent upon a small network of growers of alfalfa seed that together provide the majority of the seed the Company sells to its customers. Two growers accounted for 41% and 42% of the Company's seed requirements for years ended June 30, 2012 and 2011, respectively.

Revenue Recognition

The Company derives its revenue primarily from sale of seed, other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At June 30, 2012, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	June 30,	June 30,
	2012	2011

Cash	$5,014,771	$226,118
Money market funds	3,220,724	3,512,426
	$8,235,495	$3,738,544

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $4,764,771 and $0 in excess of FDIC insured limits at June 30, 2012 and 2011, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 and $3,587 at June 30, 2012 and June 30, 2011, respectively.

Inventories

Alfalfa Seed Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts as well as packaging materials.

Inventories are stated at the lower of cost or market, and an inventory reserve would permanently reduce the cost basis of inventory. Inventories are valued as follows: Actual cost is used to value raw materials such as packaging materials, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at actual cost. Actual cost for finished goods includes plant conditioning and packaging costs, direct labor and raw materials and manufacturing overhead costs based on normal capacity. The Company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of finished goods based on the normal capacity of the production facilities.

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

Growing Crops

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, cultivation, on-going irrigation, harvest and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs.

Components of inventory are:

	June 30,	June 30,
	2012	2011
Raw materials and supplies	$73,386	$124,402
Work in progress and growing crops	4,122,506	100,812
Finished goods	1,920,893	5,438,905
Reserve for obsolescence	-	-
	$6,116,785	$5,664,119

Crop Production Costs

Expenditures on stevia and other crop production costs are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to five years depending on the crop and nature of the expenditure and are amortized to growing crop inventory each year over the estimated life of the crop.

Components of crop production costs are:

	June 30,	June 30,
	2012	2011
Stevia	$935,466	$220,431
Alfalfa seed production	73,031	-
Alfalfa hay	46,067	-
Wheat and triticale	43,728	-
Total crop production costs	$1,098,292	$220,431

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

	Years Ended
	June 30,
	2012	2011
Net income (loss)	$374,835	$(811,448)

Net income (loss) per common share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average number of common shares outstanding:
Basic	5,904,110	5,800,000
Diluted	5,906,899	5,800,000

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	June 30,
	2012	2011
Class A warrants	1,400,000	1,400,000
Class B warrants	1,400,000	1,400,000
Underwriter warrants	330,000	280,000
Other warrants	-	50,000
Stock options	-	480,000
Total	3,130,000	3,610,000

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of June 30, 2012.

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

No assets were valued at fair value on a recurring or non-recurring basis as of June 30, 2012 or June 30, 2011, respectively.

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

NOTE 3 - ACQUISITION OF CUSTOMER LIST

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

The following table summarizes the final allocation of the purchase price and the estimated useful lives of the acquired intangibles:

		Useful Lives
Customer list	$ 121,786	17
Non-compete	43,214	5
	$ 165,000

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2010	Additions	Amortization	June 30, 2011

Trade name	$222,723	$-	$(12,372)	$210,351
Customer relationships	115,016	-	(6,396)	108,620
Technology/IP	209,672	-	(26,207)	183,465
Non-compete	1,263	-	(1,263)	-
	$548,674	$-	$(46,238)	$502,436

	Balance at			Balance at
	July 1, 2011	Additions	Amortization	June 30, 2012

Trade name	$210,351	$-	$(12,372)	$197,979
Customer relationships	108,620	-	(6,396)	102,224
Technology/IP	183,465	-	(26,208)	157,257
Non-compete	-	43,214	(8,644)	34,570
GI customer list	-	121,786	(7,163)	114,623
	$502,436	$165,000	$(60,783)	$606,653

Amortization expense totaled $60,783 and $46,238 for the years ended June 30, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$60,779	$60,779	$60,779	$60,779	$52,136

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2012	2011

Land and improvements	$289,827	$139,827
Buildings and improvements	2,021,018	2,006,862
Machinery and equipment	677,407	470,949
Vehicles	123,551	183,884
Total property, plant and equipment	3,111,803	2,801,522

Less: accumulated depreciation	(670,617)	(502,216)

Property, plant and equipment, net	$2,441,186	$2,299,306

Depreciation expense totaled $212,072 and $196,193 for the years ended June 30, 2012 and 2011, respectively.

NOTE 6 - SHORT TERM DEBT

The Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Lender") and related loan documents, dated April 1, 2011. The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that could be used for working capital requirements. Amounts outstanding under the revolving credit facility were due and payable at April 1, 2012. There is no borrowing base under the terms of the Credit Agreement. The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest was payable each month in arrears. Under the Credit Agreement, the Company also paid the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly.

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

The loans comprising each borrowing bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company also will pay the Lender certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the years ended June 30, 2012 and 2011, the Company incurred $29,236 and $5,417, respectively, of fees for the unused portion of the credit facility.

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

NOTE 7 - INCOME TAXES

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2012	2011
Current:
Federal	$-	$(167,905)
State	9,308	-
Total current provision	9,308	(167,905)
Deferred:
Federal	380,768	(517,672)
State	(190,766)	-
Total deferred provision	190,002	(517,672)
(Benefit) provision for income taxes	$199,310	$(685,577)

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2012	2011
Tax expense (benefit) at statutory tax rate	$195,209	$(508,989)
State taxes (benefit), net of federal tax (benefit)	8,442	-
Permanent differences	22,780	(176,588)
Federal and state research credits - current year	(2,434)	-
Impact of change in federal and state effective income tax rates	(2,158)	-
Other	(22,529)	-
	$199,310	$(685,577)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2012 or 2011.

Significant components of the Company's deferred tax assets are shown below:

	Years Ended June 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$796,106	$770,423
Intangibles assets	(11,718)	40,070
Stock compensation	84,540	15,652
Tax credit carry forwards	25,003	-
Fixed assets	-	43,920
Other, net	9,024	-
Total deferred tax assets	902,955	870,065
Valuation allowance for deferred tax assets	-	-
Deferred tax assets, net of valuation allowance	902,955	870,065
Deferred tax liabilities
Fixed assets	(222,892)	-
Acquired intangible assets	-
Net deferred tax assets	$680,063	$870,065

As of June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $1,961,538 and $2,214,160, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $25,003 which will expire June 30, 2030, unless previously utilized.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company is open for audit for all years since the entity became a corporation.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. We have accrued no interest and penalties associated with uncertain tax positions as of June 30, 2012. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

NOTE 8 - STOCKHOLDERS' EQUITY

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three year period, commencing one year from the date of the grant. The Company recorded $21,659 of stock-based compensation expense associated with this grant during the year ended June 30, 2012. The value of the award was based on the closing stock price on the date of grant.

On May 23, 2012, the Company closed its underwritten confidentially marketed public offering ("CMPO") of 1,000,000 common shares, which priced at $5.50 per share. The Company received total proceeds, net of underwriting discounts and equity offering costs, of $5,006,311. In connection with the CMPO, the Company issued Representative's Warrants to Rodman & Renshaw LLC to purchase up to an aggregate of 50,000 shares of the Company's common stock at an exercise price of $6.875 per share, which expire on February 8, 2017.

The following table summarizes the warrants outstanding:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share	Date
Class A warrants	May 2010	1,400,000	$7.15	May 2015
Class B warrants	May 2010	1,400,000	$11.00	May 2015
Underwriter warrants - units	May 2010	140,000	$13.20	May 2015
Other warrants	May 2010	50,000	$4.00	May 2015
Underwriter warrants	May 2012	50,000	$6.88	February 2017
		3,040,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At June 30, 2012 there were 6,873,000 shares issued and outstanding. At June 30, 2011, there were 5,800,000 shares issued and outstanding.

See Note 11 for discussion on equity-based compensation.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Contractual obligations - The following table sets forth the company's estimates of future payments under contracts as of June 30, 2012:

	For the years ended
						2018 and
	2013	2014	2015	2016	2017	beyond

Operating lease obligations	$220,228	$219,024	$50,699	$805	$-	$-
Commitments to purchase inventories	5,791,663	2,026,196	605,336	-	-	-
Total contractual obligations	$6,011,891	$2,245,220	$656,035	$805	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

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

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the years ended June 30, 2012 and 2011, the Company purchased from Triangle T $1,430,984 and $1,495,023, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company paid Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive nor will he receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $139,289 and $236,465 of certified alfalfa seed and milling services to Triangle T during the years ended June 30, 2012 and 2011, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $116,129 of charges from Triangle T during the year ended June 30, 2012 for its services and costs in connection with the stevia cultivation program including $3,420 in monthly rent charges for the use of the 114 acre main plot being used for commercial stevia production. The Company incurred $234,366 of charges from Triangle T during the year ended June 30, 2011 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

There were no amounts due from Triangle T at June 30, 2012 and June 30, 2011, respectively. Amounts due to Triangle T totaled $307,589 and $218,863 at June 30, 2012 and June 30, 2011, respectively.

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

The sub-sublease provides for a lump sum payment of $352,000 in exchange for the right to farm the leased property through November 15, 2012. Although the sub-sublease is between the Company and Triangle T Partners, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company will pay for all farming operations and will be responsible for keeping, maintaining and repairing all parts of the lease property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the subleased property. The Company will be entitled to all income and proceeds from the farming operations on the leased property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. S&W may use the services of TTP employees and TTP equipment in connection with farming the leased property, as needed. The Company incurred $636,066 of charges from Triangle T Partners for its services and costs in connection with farming operations during the year ended June 30, 2012.

NOTE 11 - EQUITY-BASED COMPENSATION

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three year period, commencing one year from the date of the grant. The Company recorded $21,659 of stock-based compensation expense associated with this grant during the year ended June 30, 2012. The value of the award was based on the closing stock price on the date of grant.

As of June 30, 2012, options to purchase 677,000 shares of common stock were outstanding and unexercised, and 73,000 restricted shares of common stock were outstanding. There are no remaining shares available under the 2009 Plan for future grants and awards.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Risk-free rate of interest	1.10%	-	1.10%	0.81%
Dividend yield	0%	-	0%	0%
Volatility of common stock	63%	-	56%	68%
Exit / attrition rates	20% - 30%	-	20%	20%
Target exercise factor	1.25 - 1.75	-	1.25	1.25

A summary of activity related to the Company's 2009 Plan for the years ended June 30, 2012 and 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2010	480,000	$4.00	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	(62,500)	4.00	4.00
Outstanding at June 30, 2011	417,500	4.00	3.75
Granted	259,500	4.20	4.33
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	677,000	$4.08	3.36

Options vested and exercisable at June 30, 2012	353,208	$4.04	3.10

The weighted average grant date fair value of options granted and outstanding at June 30, 2012 was $0.75. At June 30, 2012, the Company had $222,449 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1 year. Stock-based compensation expense recorded for stock options and restricted stock grants for the years ended June 30, 2012 and 2011 totaled $187,022 and $122,185, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 12 - SUBSEQUENT EVENTS

Purchase and Lease of Imperial Valley Farmland

On July 27, 2012, the Company purchased 640 acres of farmland in California's Imperial Valley from Coast Imperial Partners. The purchase price of the 640 acres of land and associated water rights was approximately $5.5 million, of which $2,625,000 was paid by means of a term loan from Wells Fargo Bank, as discussed below. The remainder of the purchase price was paid in cash.

On July 27, 2012, the Company entered into a five-year farmland lease effective as of July 1, 2012, covering approximately 1,240 acres on two parcels located in the Imperial Valley, also owned by Coast Imperial Partners. The two parcels are adjacent to the 640 acres of farmland the Company purchased concurrently from Coast Imperial Partners.

The Company intends to use the leased and purchased farmland to further expand the production of its proprietary alfalfa seed varieties.

The lease provides for annual escalating rental rates per acre ranging from $150 per acre per year in Year One, when 920 acres will be available for production, to $275 per acre per year in Year Five. The full 1,240 acres will be available to the Company beginning in Year Two and thereafter for the duration of the lease term and any extensions thereof.

Under the terms of the lease, the Company has the right to the water allocated or historically associated with the two parcels, subject to the Company's obligation to pay for all of the associated water costs. The lease further grants the Company a right of first refusal to lease and/or purchase the leased parcels that will be in effect throughout the lease term and shall extend thereafter for an additional five years.

Wells Fargo Bank Credit Facility

On July 27, 2012, the Company entered into a Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related Term Loan (the "Term Loan"), both dated as of July 2, 2012. The Credit Facility includes both the previously reported April 1, 2012 revolving credit facility for up to $7,500,000 and a new term loan in the amount of $2,625,000. This Credit Agreement amends and restates the Credit Agreement between the Company and Wells Fargo dated as of April 1, 2011, as previously amended by the Amended Credit Agreement dated as of April 1, 2012. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR in effect on the from time to time as specified in the term loan. Under the term loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

The Company applied the proceeds from this borrowing to pay a portion of the purchase price for the 640 acres of farmland it purchased. In connection therewith, the Company executed and delivered a Deed of Trust and Assignment of Rents and Leases to American Securities Company for the benefit of the Bank.

Sale of Unregistered Securities

On September 24, 2012, the Company sold 600,000 unregistered shares of its common stock for an aggregate purchase price of $3,510,000, or $5.85 per share, to one accredited investor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13-a-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	3/10/10
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011	8-K	001-34719	2.1	12/19/11
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Registrant's Bylaws	8-K	001-34719	3.2 1	12/19/11
3.3	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/10
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/10
4.2	Form of Class A Warrant	S-1	333-164588	4.3	4/23/10
4.3	Form of Class B Warrant	S-1	333-164588	4.4	4/23/10
4.4	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/10
4.5	Form of Representative's Warrants	S-1	333-164588	4.6	4/23/10

4.6	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	000-34719	4.1	5/18/12
10.1	S&W Seed Company 2009 Equity Incentive Plan and forms of stock option agreements*	S-1	333-164588	10.1	1/29/10
10.2	Form of Indemnification Agreement	S-1	333-164588	10.2	1/29/10
10.3	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010 CTR	10-K	001-34719	10.3	9/28/10
10.4	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/10
10.5	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/10
10.6	Employment Agreement between the Registrant and Mark S. Grewal, dated March 8, 2011*	8-K	001-34719	10.1	3/9/11
10.7

Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated April 1, 2011 and accompanying Revolving Line of Credit Promissory Note, Security Agreement (Equipment) and Continuing Security Agreement

		8-K	001-34719	10.1 through 10.4	4/1/11
10.8	Customer List Purchase Agreement dated July 6, 2011	8-K	001-34719	10.1	7/8/11
10.9	Consulting Agreement between the Registrant and Richard Penner Consulting, Inc. dated July 6, 2011	8-K	001-34719	10.2	7/8/11
10.10	Employment Agreement between the Registrant and Matthew K. Szot, effective November 1, 2011*	8-K	001-34719	10.1	10/28/11
10.11	Agricultural Sub-sublease between the Registrant and Triangle T Partners, LLC,	10-Q	001-34719	10.1	5/9/12
10.12	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, entered into as of April 1, 2012 (see Exhibit 10.9)	8-K	001-34719	10.1	3/14/12
10.13	Revolving Line of Credit Promissory Note	8-K	001-34719	10.2	3/14/12
10.14	Employment Agreement between the Registrant and Daniel Z. Karsten*	8-K	001-34719	10.1	7/18/12
10.15	Agricultural Lease between the Registrant and Coast Imperial Partners	8-K	001-34719	10.1	8/2/12

10.16	Credit Agreement between the Registrant and Wells Fargo Bank National Association entered into as of July 2, 2012 (see Exhibits 10.9 and 10.14)	8-K	001-34719	10.2	8/2/12
10.17	Term Note dated as of July 2, 2012	8-K	001-34719	10.3	8/21/12
10.18	Deed of Trust and Assignment of Rents and Leases, executed as of July 2, 2012	8-K	001-34719	10.4	8/21/12
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and June 30, 2011; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2012 and 2011; (iii) the Consolidated Statement of Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements

X

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

Date: September 27, 2012

S&W SEED COMPANY

By: /s/ Mark S. Grewal
Mark S. Grewal
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Grewal and Matthew K. Szot, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in- fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2012

/s/ Matthew K. Szot Matthew K. Szot	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2012

/s/ Grover T. Wickersham Grover T. Wickersham	Chairman of the Board	September 27, 2012

/s/ Michael C. Culhane Michael C. Culhane	Director	September 27, 2012

/s/ Michael M. Fleming Michael M. Fleming	Director	September 27, 2012

/s/ Michael N. Nordstrom Michael N. Nordstrom	Director	September 27, 2012

/s/ Charles B. Seidler	Director	September 27, 2012
Charles B. Seidler