Form 10-Q
period 2012-09-30
S&W Seed Co
filed 2012-11-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

      As of November 12, 2012, 7,873,000 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,652,433	$8,235,495
Accounts receivable, net	6,069,461	2,716,985
Inventories	8,273,667	6,116,785
Prepaid expenses and other current assets	96,374	138,236
Deferred tax asset	158,277	215,688
TOTAL CURRENT ASSETS	23,250,212	17,423,189

Property, plant and equipment, net of accumulated depreciation	7,855,043	2,441,186
Other intangibles, net	647,999	606,653
Crop production costs	1,358,160	1,098,292
Deferred tax asset - long term	464,375	464,375
TOTAL ASSETS	$33,575,789	$22,033,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,773,250	$1,141,162
Accounts payable - related party	250,437	307,589
Accrued expenses and other current liabilities	170,711	454,512
Current portion of long-term debt	153,776	-
TOTAL CURRENT LIABILITIES	7,348,174	1,903,263

Long-term debt, less current portion	2,455,010	-

TOTAL LIABILITIES	9,803,184	1,903,263

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
7,473,000 issued and outstanding at September 30, 2012; 6,873,000
issued and outstanding at June 30, 2012	7,473	6,873
Additional paid-in capital	23,349,793	19,796,976
Retained earnings	415,339	326,583
TOTAL STOCKHOLDERS' EQUITY	23,772,605	20,130,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,575,789	$22,033,695

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Revenue
Seed and crop revenue	$6,356,052	$5,885,312
Milling and other revenue	363,683	230,367
Total revenue	6,719,735	6,115,679

Cost of revenue
Cost of seed and crop revenue	5,549,419	4,297,945
Cost of milling and other revenue	91,914	66,442
Total cost of revenue	5,641,333	4,364,387

Gross profit	1,078,402	1,751,292

Operating expenses
Selling, general and administrative expenses	750,351	707,953
Research and development expenses	103,431	92,876
Depreciation and amortization	69,785	71,095

Total operating expenses	923,567	871,924

Income from operations	154,835	879,368

Other expense
Interest expense, net	7,868	4,162

Net income before income tax expense	146,967	875,206
Income tax expense	58,211	352,441
Net income	$88,756	$522,765

Net income per common share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

Weighted average number of common shares outstanding:
Basic	6,839,560	5,800,000
Diluted	6,950,155	5,836,607

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation - options	-	-	165,363	-	165,363
Restricted stock grant to executives	73,000	73	21,586	-	21,659
Proceeds from equity offering net of underwriter fees and expenses	1,000,000	1,000	5,005,311	-	5,006,311
Net income for the year ended June 30, 2012	-	-	-	374,835	374,835
Balance, June 30, 2012	6,873,000	$6,873	$19,796,976	$326,583	$20,130,432

Stock-based compensation - options and restricted stock	-	-	90,831	-	90,831
Proceeds from equity offering net of expenses	600,000	600	3,461,986	-	3,462,586
Net income for the three months ended September 30, 2012	-	-	-	88,756	88,756
Balance, September 30, 2012	7,473,000	$7,473	$23,349,793	$415,339	$23,772,605

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$88,756	$522,765
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	90,831	24,320
Change in allowance for doubtful accounts	-	(3,587)
Depreciation and amortization	69,785	71,095
Changes in:
Accounts receivable	(3,352,476)	(4,292,112)
Inventories	(2,156,882)	(111,040)
Prepaid expenses and other current assets	41,862	(44,534)
Crop production costs	(259,868)	(334,557)
Deferred tax asset	57,411	313,929
Accounts payable	5,632,088	3,638,013
Accounts payable - related party	(57,152)	1,014,080
Accrued expenses and other current liabilities	(283,801)	(86,618)
Net cash provided by (used in) operating activities	(129,446)	711,754

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,467,488)	(93,400)
Acquisition of customer list	-	(165,000)
Acquisition of germ plasm	(57,500)	-
Net cash used in investing activities	(5,524,988)	(258,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	3,462,586	-
Borrowings of long-term debt	2,625,000	-
Repayents of long-term debt	(16,214)	-
Net cash provided by financing activities	6,071,372	-

NET INCREASE OR (DECREASE) IN CASH	416,938	453,354

CASH AND CASH EQUIVALENTS, beginning of the period	8,235,495	3,738,544

CASH AND CASH EQUIVALENTS, end of period	$8,652,433	$4,191,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17,635	$-
Income taxes	-	-

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The original business of the Company, that is, breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, and to a lesser extent, wheat and small grains, began as S&W Seed Company, a general partnership, in July 1980. The corporate entity, S&W Seed Company, was incorporated in Delaware in October 2009. The corporation is the successor entity to Seed Holding, LLC, which had purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the business. Seed Holding, LLC is a consolidated subsidiary of the Company.

In December 2011, S&W Seed Company consummated a merger (the "Reincorporation") with and into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger. As a result of the Reincorporation, the Company is now a Nevada corporation.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2012, consolidated statements of operations for the three months ended September 30, 2012 and 2011, consolidated statement of owners' equity for the three months ended September 30, 2012 and consolidated statements of cash flows for the three months ended September 30, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2012 and its results of operations and its cash flows for the three months ended September 30, 2012 and 2011. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 79% and 88% of its net revenue for the three months ended September 30, 2012 and 2011, respectively.

Two customers comprised 86% of the Company's accounts receivable at September 30, 2012 and 2011, respectively.

Sales direct to international customers represented 78% and 83% of revenue during the three months ended September 30, 2012 and 2011, respectively. All of the Company's sales to international customers are transactions which are denominated in U.S. Dollars. Accordingly, the Company's operations are not subject to foreign currency transactions or foreign currency translation.

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At September 30, 2012, no customers had the right of return.

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

Sales Commissions

Sales commission expenses are accrued for when the applicable sale is completed, and all such expenses are classified as selling, general and administrative expenses on the consolidated statements of operations. Commissions paid to the Company's international sales consultant were accounted for consistent with the aforementioned treatment.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	September 30,	June 30,
	2012	2012

Cash	$5,429,994	$5,014,771
Money market funds	3,222,439	3,220,724
	$8,652,433	$8,235,495

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $5,179,994 and $4,764,771 in excess of FDIC insured limits at September 30, 2012 and June 30, 2012, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $0 at September 30, 2012 and June 30, 2012, respectively.

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

Components of inventory are:

	September 30,	June 30,
	2012	2012
Raw materials and supplies	$41,210	$73,386
Work in progress and growing crops	1,465,904	4,122,506
Finished goods	6,766,553	1,920,893
	$8,273,667	$6,116,785

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

Components of crop production costs are:

	September 30,	June 30,
	2012	2012
Stevia	$1,184,905	$935,466
Alfalfa seed production	86,297	73,031
Alfalfa hay	86,958	46,067
Wheat and triticale	-	43,728
Total crop production costs	$1,358,160	$1,098,292

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

Intangible Assets

Intangible assets acquired in the business acquisition of the S&W general partnership in 2008 are reported at their initial fair value less accumulated amortization. Intangible assets acquired in the acquisition of the customer list in July 2011 and the acquisition of proprietary alfalfa germ-plasm in August 2012 are reported at their initial cost less accumulated amortization. See Note 3 for further discussion. The intangible assets are amortized based on useful lives ranging from 3-20 years.

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

	Three Months Ended
	September 30,
	2012	2011
Net income	$88,756	$522,765

Net income per common share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

Weighted average number of common shares outstanding:
Basic	6,839,560	5,800,000
Diluted	6,950,155	5,836,607

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

No assets were valued at fair value on a recurring or non-recurring basis as of September 30, 2012 or June 30, 2012, respectively.

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

The following table summarizes the final allocation of the purchase price and the estimated useful lives of the acquired intangibles:

		Useful Lives
Customer list	$121,786	17
Non-compete	43,214	5
	$165,000

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2011	Additions	Amortization	June 30, 2012

Trade name	$210,351	$-	$(12,372)	$197,979
Customer relationships	108,620	-	(6,396)	102,224
Technology/IP	183,465	-	(26,208)	157,257
Non-compete	-	43,214	(8,644)	34,570
GI customer list	-	121,786	(7,163)	114,623
	$502,436	$165,000	$(60,783)	$606,653

	Balance at			Balance at
	July 1, 2012	Additions	Amortization	September 30, 2012

Trade name	$197,979	$-	$(3,093)	$194,886
Customer relationships	102,224	-	(1,599)	100,625
Technology/IP	157,257	57,500	(7,510)	207,247
Non-compete	34,570	-	(2,161)	32,409
GI customer list	114,623	-	(1,791)	112,832
	$606,653	$57,500	$(16,154)	$647,999

Amortization expense totaled $16,154 and $15,196 for the three months ended September 30, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$57,407	$66,529	$66,529	$66,529	$57,886

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

In July 2012, the Company purchased 640 acres of farmland in the Imperial Valley of California to be used for alfalfa seed production. During the three months ended September 30, 2012, the Company incurred costs of $5,467,488 in connection with the land purchase.

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2012	2012

Land and improvements	$5,736,540	$289,827
Buildings and improvements	2,021,018	2,021,018
Machinery and equipment	698,182	677,407
Vehicles	123,551	123,551
Total property, plant and equipment	8,579,291	3,111,803

Less: accumulated depreciation	(724,248)	(670,617)

Property, plant and equipment, net	$7,855,043	$2,441,186

Depreciation expense totaled $53,675 and $55,899 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 6 - SHORT TERM DEBT

The Company entered into a credit agreement and related loan documents, dated April 1, 2011 (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Effective April 1, 2012, the Company entered into a First Amendment to Credit Agreement, increasing the revolving credit facility to $7,500,000 (the "Amended Credit Facility"). The Amended Credit Facility terminates on April 1, 2014, at which time all amounts outstanding become due and payable. Any borrowings will bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. There is no borrowing base under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company incurs certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. No borrowings have been made under the Credit Facility since its inception. Accordingly, during the fiscal year ended June 30, 2012 and the quarter ended September 30, 2012, the Company incurred $29,236 and $9,583, respectively, of fees for the unused portion of the credit facility.

Borrowings under the Amended Credit Facility are secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted Wells Fargo a continuing security interest in all existing and after-acquired "Rights to Payment" and "Inventory," both as defined in the Continuing Security Agreement - Rights to Payment and Inventory. The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit the Lender to accelerate the Company's outstanding obligations, all as set forth in the Amended Credit Agreement.

The Company has not yet drawn down on the line of credit.

In July 2012, the Company entered into a new Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related term loan. The July 2012 Credit Facility amends and restates the Amended Credit Agreement covering the $7,500,000 revolving line of credit for working capital and adds a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR in effect on the from time to time as specified in the term loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

The Company applied the proceeds from the Term Loan to pay a portion of the purchase price for 640 acres of farmland it purchased in July 2012. In connection therewith, the Company executed and delivered a Deed of Trust and Assignment of Rents and Leases to American Securities Company for the benefit of the Bank. The Term Loan balance was $2,608,786 at September 30, 2012.

NOTE 7 - STOCKHOLDERS' EQUITY

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended September 30, 2012. The value of the award was based on the closing stock price on the date of grant.

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

On September 24, 2012, the Company sold 600,000 unregistered shares of its common stock for $5.85 per share, to one accredited investor. The Company received total proceeds, net of equity offering costs, of $5,467,488.

The following table summarizes the warrants outstanding:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share	Date

Class A warrants	May 2010	1,400,000	$7.15	May 2015
Class B warrants	May 2010	1,400,000	$11.00	May 2015
Underwriter warrants - units	May 2010	140,000	$13.20	May 2015
Other warrants	May 2010	50,000	$4.00	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		3,040,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At September 30, 2012, there were 7,473,000 shares issued and outstanding. At June 30, 2012, there were 6,873,000 shares issued and outstanding.

See Note 10 for discussion on equity-based compensation.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Lease of Imperial Valley Farmland

On July 27, 2012, the Company entered into a five-year farmland lease effective as of July 1, 2012, covering approximately 1,240 acres on two parcels located in the Imperial Valley owned by Coast Imperial Partners. The two parcels are adjacent to the 640 acres of farmland the Company purchased concurrently from Coast Imperial Partners. The Company intends to use the leased and purchased farmland to further expand the production of its proprietary alfalfa seed varieties. The lease provides for annual escalating rental rates per acre ranging from $150 per acre per year in the first year of the lease, when 920 acres will be available for production, to $275 per acre per year in the fifth year. The full 1,240 acres will be available to the Company beginning in the second year and thereafter for the duration of the lease term and any extensions thereof. Rents are recorded on a straight-line basis over the life of the lease.

NOTE 9 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the chairman of the board of managers and is a principal owner of Triangle T Partners, LLC ("Triangle T "). Triangle T and its predecessor entity owned and operated Triangle T Ranch (the "Ranch"), which in the past has been one of our major alfalfa seed growers. The Ranch was sold to an unaffiliated party in October 2010, and the relationship between the Company and Triangle T has been in transition since then.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the three months ended September 30, 2012 and 2011, the Company purchased from Triangle T $0 and $1,390,569, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company paid Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive nor will he receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $0 and $36,915 of certified alfalfa seed and milling services to Triangle T during the three months ended September 30, 2012 and 2011, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $97,145 of charges from Triangle T during the three months ended September 30, 2012 for its services and costs in connection with the stevia cultivation program including $3,420 in monthly rent charges for the use of the 114-acre main plot being used for commercial stevia production. The Company incurred $40,638 of charges from Triangle T during the three months ended September 30, 2011 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

There were no amounts due from Triangle T at September 30, 2012 and June 30, 2012, respectively. Amounts due to Triangle T totaled $250,437 and $307,589 at September 30, 2012 and June 30, 2012, respectively.

In July 2011, the Company purchased 20 bee trailers from Triangle T for a total price of $85,000. In December 2011, the Company purchased 38 additional bee trailers from Triangle T for a total price of $76,000. Mr. Wickersham personally did not receive any portion of these funds.

On November 22, 2011, the Company entered into a one-year Agricultural Sub-Sublease Agreement with Triangle T under the terms of which the Company agreed to sublease approximately 1,400 acres of farmland in Madera County for seed alfalfa production and approximately 1,000 acres for the planting of other crops (collectively, the "Leased Property") owned by John Hancock Life Insurance Company (U.S.A.) ("John Hancock"). John Hancock purchased the property known as Triangle T Ranch from Triangle T in 2009, and the parties entered into an Agricultural Sublease in connection with that purchase transaction. The Company is now subleasing a portion of the Leased Property (the "Subleased Property").

The sub-sublease provides for a lump sum payment of $352,000 in exchange for the right to farm the Subleased Property through November 15, 2012. Although the sub-sublease is between the Company and Triangle T, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company will pay for all farming operations and will be responsible for keeping, maintaining and repairing the Subleased Property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the Subleased Property. The Company will be entitled to all income and proceeds from the farming operations on the Subleased Property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. The Company may use the services of TTP employees and TTP equipment in connection with farming the Subleased Property, as needed. The Company incurred $798,326 of charges from Triangle T for its services and costs in connection with farming operations during the three months ended September 30, 2012.

NOTE 10 - EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. Initially, 750,000 shares of common stock have been reserved for issuance under the 2009 Plan.

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended September 30, 2012. The value of the award was based on the closing stock price on the date of grant.

As of September 30, 2012, options to purchase 677,000 shares of common stock were outstanding and unexercised, and 73,000 restricted shares of common stock were outstanding. There are no remaining shares available under the 2009 Plan for future grants and awards.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non- employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	September 30,		September 30,
	2012	2011	2012	2011

Risk-free rate of interest	-	-	-	-
Dividend yield	-	-	-	-
Volatility of common stock	-	-	-	-
Exit / attrition rates	-	-	-	-
Target exercise factor	-	-	-	-

A summary of activity related to the Company's 2009 Plan for the year ended June 30, 2012 and three months ended September 30, 2012 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	259,500	4.20	4.33
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	677,000	$4.08	3.36
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2012	677,000	$4.08	3.11
Options vested and exercisable at September 30, 2012	425,438	$4.05	2.92

The weighted average grant date fair value of options granted and outstanding at June 30, 2012 was $0.75. At September 30, 2012, the Company had $168,118 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.7 years. Stock-based compensation expense recorded for stock options and restricted stock grants for the three months ended September 30, 2012 and 2011 totaled $90,831 and $24,320, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2012, the Company purchased substantially all of the assets of Imperial Valley Seeds, Inc. ("IVS"). Pursuant to the acquisition agreement, the Company purchased substantially all of the assets of IVS not including cash on hand, all accounts and other receivables of IVS, and all inventory of the IVS alfalfa seed business. The Company did not assume any IVS liabilities.

Pursuant to the acquisition agreement, the Company paid the following consideration: cash in the amount of $3,000,000, a five-year unsecured, subordinated promissory note in the principal amount of $500,000, 400,000 shares of the Company's unregistered common stock valued at $2,432,000 and $250,000 to be paid over a five-year period for a non-competition agreement, for total consideration of $6,182,000. The non-compete portion of the consideration will be paid in five annual installments of $50,000 to Mr. Fabre, who joined the Company as Vice President of Sales and Marketing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline might not recover as quickly as we anticipate. Other risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K, filed with the Commission on September 27, 2012 and that are otherwise described or updated from time to time in our Securities and Exchange Commission reports.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which has been expanded in fiscal 2012 to include our own farming operations; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction. Since our initial public offering, we have raised additional capital to help fund the purchase of Imperial Valley farmland, the acquisition of Imperial Valley Seeds and for working capital purposes.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, fulfilling our seed requirements both by contracting with farmers in the San Joaquin and Imperial Valleys of California and internally farming acreage we have leased or purchased, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty, caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased; or (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed. While we are attempting to mitigate these risks by our new direct farming operations, agricultural risks will always remain. Consequently our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) leased acreage in Kern and Madera Counties in California's San Joaquin Valley and in California's Imperial Valley, on which we are producing a portion of our alfalfa seed supply ourselves; (ii) purchased farmland in the Imperial Valley; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and African countries such as Sudan, Egypt and Morocco; (iv) acquired the rights to a portfolio of dormant alfalfa seed varieties in order to expand our product offerings into new geographic regions; (v) contracted with additional farmers to grow our proprietary seed; (vi) completed our first material acquisition by purchasing substantially all of the assets of Imperial Valley Seeds, Inc. and (vii) expanded our sales and marketing efforts. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and was harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchase from our contract growers.

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

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. While in normal years, we are typically able to offset this situation with sales to our distributors in our international markets, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However, because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing during our first year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

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

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, having first leased farmland in fiscal 2011, and then gained long-term access to additional farmland in the San Joaquin and Imperial Valleys of California through additional leases entered into in fiscal 2012 and a farmland purchase in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, this recently implemented direct farming opportunity poses new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make could have a significant negative impact on our results of operations. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity, while reducing our costs and more directly controlling our inventory.

Beginning in fiscal 2011, we also faced the new challenge created by the availability of Roundup Ready alfalfa ("RRA") in the U.S. We are still uncertain as to the extent to which RRA might negatively impact our business, if at all, but lack of regulations regarding field isolation could raise concerns about contamination of our non-GMO seed. In fiscal 2012, the first year in which RRA was planted in the San Joaquin Valley, some field contamination was discovered. Moreover, we sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we will have to be able to maintain the integrity of our seed in order to sell in certain parts of the world. We have entered into a series of agreements with Monsanto Corporation and Forage Genetics International to produce and sell genetically modified organism (GMO) alfalfa seed. Due to issues surrounding field contamination and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we will be required to take particular care in the planting of any GMO-based alfalfa seed we grow.

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

We have also been developing our stevia business, working closely with PureCircle, one of the world's top stevia breeders and the world's largest stevia processor, in an effort to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with PureCircle under which it agreed to purchase our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia and harvested a portion of that crop in the fall of 2011. We earned a modest amount of revenue from that harvest during the second quarter of fiscal 2012 when the dried leaf was shipped to our customer. In that initial commercial planting operation, our agronomists focused their efforts on ensuring our plantation has a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. The next stevia harvest is taking place in the second quarter of fiscal 2013, although the exact timing of the completion of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

In April 2012, we leased additional farmland for our stevia production near Los Banos, California, located in the heart of California's Central Valley. This newly leased farmland became our second stevia field, which was planted during the summer of 2012 and will also be harvested in the second quarter of fiscal 2013.

Inasmuch as this is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. We expect our stevia revenue to grow significantly in fiscal 2013 although it will remain a small portion of our total revenue for the foreseeable future.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the three months ended September 30, 2012 was $6,719,735 compared to $6,115,679 for the three months ended September 30, 2011. The $604,056, or 10%, increase in revenue for the 2013 fiscal quarter was due to a $470,740 increase in seed and crop revenue coupled with a $133,316 increase in milling and other services. The increase in seed and crop revenue was due primarily to continued demand for the Company's proprietary alfalfa seed varieties internationally. The improved results were partially offset by limited seed available for shipment. The fall 2012 harvest commenced later in the season than in the previous year and the Company's on hand inventory balances were lower moving into the current quarter; therefore the Company was more heavily dependent upon the fall 2012 harvest and partially limited in its capability to process and prepare all seed for shipment prior to the end of the quarter. The Company anticipates that it will see continued sell through of seed in the second quarter that was not available in time during the first quarter. International sales accounted for 78% of our current period revenue compared to 83% in the comparable period in the prior year. Domestic revenue accounted for 22% and 17% of our total revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue for the three months ended September 30, 2012 included approximately $363,683 of milling and other services compared to $230,367 for the three months ended September 30, 2011. The increase is due to timing difference of milling services being performed.

Cost of revenue of $5,641,333 in the three months ended September 30, 2012 was 84% of revenue, while the cost of revenue of $4,364,387 in the three months ended September 30, 2011 was 71% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to an increase in the costs paid to third-party contract growers coupled with higher costs of production on internally operated fields that have been in production less than one year. Our average cost per pound of seed sold increased approximately 36% from the comparable period in the prior year. Margins on seed and crop revenue totaled 13% in the current quarter versus 27% in the comparable period in the prior year.

Total gross profit margins for the current period totaled 16.0% versus 28.6% in the comparable period of the prior year. The significant increase in seed costs in the current year principally contributed to the decrease in the total gross profit margins in the current period. Although we experienced a 12% increase in the average selling price during the first quarter versus the comparable period in the prior year, there was a delay implementing further price increases necessary to cover our increased costs of production. The Company is obtaining further increases in sales pricing in the second quarter compared with that obtained in the first quarter of the current year and anticipates that it will be improve gross margins in its core business for the remainder of the fiscal year.

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

As of September 30, 2012, we have incurred $702,228 in stevia expenditures that are included in work in process inventories and $1,184,905 has been recorded as crop production costs, which is a long-term asset and the remaining costs have been expensed to research and development expense on the consolidated statement of operations.

Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we develop best agronomic practices for stevia. We further expect that our costs will be highest in the first year of production and will decline in subsequent years as we continue to harvest crops planted in earlier years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2012 totaled $750,351 compared to $707,953 for the three months ended September 30, 2011. The $42,398 or 6% increase in SG&A expense versus the comparable period prior year was primarily due to an increase in non-cash stock based compensation which totaled $90,831 in the current period versus $24,320 in the comparable period of the prior year. As a percentage of revenue, SG&A expenses were 11% in the current period compared to 12% in the quarter ended September 30, 2011.

Research and Development Expense

Research and development expenses ("R&D") for the three months ended September 30, 2012 totaled $103,431 compared to $92,876 in the comparable period in the prior year. R&D expenses increased $10,555 in the current quarter due to a $16,032 increase in stevia product development expenses partially offset by a $5,477 decrease in our alfalfa seed product development expenses. We do expect to increase our stevia product development expenses in fiscal 2013.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2012 was $69,785 compared to $71,095 for the three months ended September 30, 2011. Included in the amount is amortization expense for intangibles assets, which totaled $16,154 in the current quarter and $15,196 in comparable period of the prior year.

Interest (Income) Expense, Net

Interest expense, net during the three months ended September 30, 2012 totaled $7,868 compared to $4,162 for the three months ended September 30, 2011. Interest expense consisted of the fee for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense

Income tax expense totaled $58,211 for the three months ended September 30, 2012 compared to $352,441 for the three months ended September 30, 2011.

Net Income

We had net income of $88,756 for the three months ended September 30, 2012 compared to net income of $522,765 for the three months ended September 30, 2011. The decrease in profitability was attributable primarily to the increase in our costs of seed production which adversely impacted our gross margins, as discussed above. The net income per basic and diluted common share for the current quarter was $0.01, compared to net income per basic and diluted common share of $0.09 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. Because of our long-standing, excellent relationships with most of our growers, we have the ability to negotiate extended payment terms. In fiscal 2012, we paid our growers approximately 33% of the amount owed in October 2011, an additional 33% in February 2012, and the remaining 34% in May 2012. In fiscal 2013, we paid our growers approximately 50% in October 2012, and the remaining 50% will be paid in February 2013. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of cash receipts during the planting season in the second fiscal quarter (October through December).

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

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equals 2.22% per annum as of September 21, 2012. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of

$25,000 if the line is not utilized. As of November 12, 2012, we have not drawn down on the line, and during the three months ended September 30, 2012, we incurred $9,583 of fees for the unused portion of the credit facility.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR in effect on the from time to time as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter, the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities	$(129,446)	$711,754
Cash flows from investing activities	(5,524,988)	(258,400)
Cash flows from financing activities	6,071,372	-
Net increase in cash	416,938	453,354
Cash and cash equivalents, beginning of period	8,235,495	3,738,544
Cash and cash equivalents, end of period	$8,652,433	$4,191,898

As of September 30, 2012, we had cash and cash equivalents of approximately $8.7 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the three months ended September 30, 2012, operating activities used $129,446 in cash, as a result of net income of $88,756 and an increase in accounts receivable of $3,352,476 and an increase in inventories of $2,156,882 partially offset by an increase in accounts payable (including related party) of $5,574,936. For the three months ended September 30, 2011, operating activities provided $711,754 in cash, as a result of net income of $522,765 and an increase in accounts payable (including related party) of $4,652,093, partially offset by an increase in accounts receivable of $4,292,112.

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

Our largest customer, which is located in Saudi Arabia, owed us approximately $4.5 million at September 30, 2012. These outstanding invoices have 90 day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. In future periods, we may also further extend credit to this customer.

Investing Activities

Our investing activities during the three months ended September 30, 2012 totaled $5,524,988. These activities consisted primarily of the purchase of 640 acres of farmland in the Imperial Valley of California which will be used for alfalfa seed production. Investing activities also included the acquisition of proprietary alfalfa seed varieties. Our investing activities during the three months ended September 30, 2011 totaled $258,400. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $93,400. During fiscal 2013, we expect to have ongoing capital expenditure requirements to support our alfalfa seed and stevia production plans and other infrastructure needs.

Financing Activities

Our financing activities during the three months ended September 30, 2012 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of $3.5 million from this transaction. We also entered into a long-term loan with Wells Fargo generating proceeds of $2,625,000 all of which were used for the purchase of Imperial Valley farmland. We did not have any financing activities during the three months ended September 30, 2011.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2012.

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
  competition; and
  market developments.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the unaudited consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in the Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(1)	XBRL Instance Document
101.SCH	(1)	XBRL Taxonomy Extension Schema Document
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 2012.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)