Form 10-Q/A
period 2012-09-30
S&W Seed Co
filed 2012-12-11
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of S&W Seed Company for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II

OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.		Description

31.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(2)	XBRL Instance Document
101.SCH	(2)	XBRL Taxonomy Extension Schema Document
101.CAL	(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

These exhibits were previously included in the S&W Seed Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of December 2012.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)