Form 10-Q
period 2012-12-31
S&W Seed Co
filed 2013-02-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

      As of February 12, 2013, 9,273,100 shares of the registrant's common stock were outstanding.

    PDF, as a courtesy

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,037,474	$8,235,495
Accounts receivable, net	14,669,480	2,716,985
Inventories, net	3,011,867	6,116,785
Prepaid expenses and other current assets	236,185	138,236
Deferred tax asset	52,152	215,688
TOTAL CURRENT ASSETS	21,007,158	17,423,189

Property, plant and equipment, net of accumulated depreciation	8,731,544	2,441,186
Goodwill	1,402,000	-
Other intangibles, net	5,329,830	606,653
Crop production costs	3,048,003	1,098,292
Deferred tax asset - long term	464,375	464,375
TOTAL ASSETS	$39,982,910	$22,033,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,655,836	$1,141,162
Accounts payable - related parties	2,286,332	307,589
Accrued expenses and other current liabilities	305,218	454,512
Current portion of long-term debt	254,514	-
TOTAL CURRENT LIABILITIES	6,501,900	1,903,263

Non-compete payment obligation, less current portion	200,000	-
Long-term debt, less current portion	6,829,951	-

TOTAL LIABILITIES	13,531,851	1,903,263

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
7,873,100 issued and outstanding at December 31, 2012; 6,873,000
issued and outstanding at June 30, 2012	7,873	6,873
Additional paid-in capital	25,881,238	19,796,976
Retained earnings	561,948	326,583
TOTAL STOCKHOLDERS' EQUITY	26,451,059	20,130,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,982,910	$22,033,695

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue
Seed and crop revenue	$13,573,356	$4,073,865	$19,929,408	$9,959,177
Milling and other revenue	112,527	654,164	476,210	884,531
Total revenue	13,685,883	4,728,029	20,405,618	10,843,708

Cost of revenue
Cost of seed and crop revenue	12,054,917	2,960,857	17,604,336	7,258,802
Cost of milling and other revenue	46,514	243,379	138,428	309,821
Total cost of revenue	12,101,431	3,204,236	17,742,764	7,568,623

Gross profit	1,584,452	1,523,793	2,662,854	3,275,085

Operating expenses
Selling, general and administrative expenses	1,065,089	761,765	1,815,440	1,469,718
Research and development expenses	102,036	61,629	205,467	154,505
Depreciation and amortization	150,364	65,516	220,149	136,611

Total operating expenses	1,317,489	888,910	2,241,056	1,760,834

Income from operations	266,963	634,883	421,798	1,514,251

Other expense
Loss on disposal of fixed assets	-	26,362	-	26,362
Interest expense, net	14,229	4,260	22,097	8,422

Net income before income tax expense	252,734	604,261	399,701	1,479,467
Income tax expense	106,125	161,197	164,336	513,638
Net income	$146,609	$443,064	$235,365	$965,829

Net income per common share:
Basic	$0.02	$0.08	$0.03	$0.17
Diluted	$0.02	$0.08	$0.03	$0.17

Weighted average number of common shares outstanding:
Basic	7,800,036	5,800,000	7,320,237	5,800,000
Diluted	8,353,411	5,804,207	7,652,221	5,817,006

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation - options	-	-	165,363	-	165,363
Restricted stock grant to executives	73,000	73	21,586	-	21,659
Proceeds from equity offering net of underwriter fees and expenses	1,000,000	1,000	5,005,311	-	5,006,311
Net income for the year ended June 30, 2012	-	-	-	374,835	374,835
Balance, June 30, 2012	6,873,000	6,873	19,796,976	326,583	20,130,432

Stock-based compensation - options and restricted stock	-	-	189,961	-	189,961
Proceeds from equity offering net of expenses	600,000	600	3,461,986	-	3,462,586
Common stock issued for acquisition	400,000	400	2,431,600		2,432,000
Common stock issued for warrant exercise	100	-	715	-	715
Net income for the six months ended December 31, 2012	-	-	-	235,365	235,365
Balance, December 31, 2012	7,873,100	$7,873	$25,881,238	$561,948	$26,451,059

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$235,365	$965,829
Adjustments to reconcile net income from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	189,961	67,303
Change in allowance for doubtful accounts	10,445	(3,587)
Inventory reserve	300,000	-
Depreciation and amortization	220,149	136,611
Loss on disposal of fixed assets	-	26,362
Changes in:
Accounts receivable	(11,962,940)	(2,256,819)
Inventories	2,804,918	1,745,094
Prepaid expenses and other current assets	(97,234)	53
Crop production costs	(1,949,711)	(630,321)
Deferred tax asset	163,536	460,676
Other asset - long term	-	(90,000)
Accounts payable	2,514,674	2,444,371
Accounts payable - related parties	1,978,743	611,005
Accrued expenses and other current liabilities	(199,294)	(66,686)
Net cash provided by (used in) operating activities	(5,791,388)	3,409,891

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,396,184)	(175,150)
Acquisition of customer list	-	(165,000)
Acquisition of business	(3,000,000)	-
Acquisition of germ plasm	(57,500)	-
Net cash used in investing activities	(9,453,684)	(340,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	3,462,586	-
Borrowings on line of credit	4,000,000	-
Borrowings of long-term debt	2,625,000	-
Repayents of long-term debt	(40,535)	-
Net cash provided by financing activities	10,047,051	-

NET INCREASE OR (DECREASE) IN CASH	(5,198,021)	3,069,741

CASH AND CASH EQUIVALENTS, beginning of the period	8,235,495	3,738,544

CASH AND CASH EQUIVALENTS, end of period	$3,037,474	$6,808,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$22,028	$-
Income taxes	-	-

Non-cash investing activities:
Technology/IP	$1,044,000	$-
Customer relationships	756,333	-
Supply agreement	1,512,667	-
Trade-name and brands	1,118,000	-
Non-compete	349,000	-
Goodwill	1,402,000	-
Unsecured five-year promissory note	(500,000)	-
Non-compete payment obligation	(250,000)	-
Common stock issued for acquisition	(2,432,000)	-
Cash paid for acquisitions	$3,000,000	$-

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2012, consolidated statements of operations for the three and six months ended December 31, 2012 and 2011, consolidated statement of owners' equity for the six months ended December 31, 2012 and consolidated statements of cash flows for the six months ended December 31, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at December 31, 2012 and its results of operations and its cash flows for the six months ended December 31, 2012 and 2011. The results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 30% and 54% of its net revenue for the three months ended December 31, 2012 and 2011, respectively.  One customer accounted for 44% and 69% of its net revenue for the six months ended December 31, 2012 and 2011, respectively.

One customer comprised 42% and 78% of the Company's accounts receivable at December 31, 2012 and June 30, 2012, respectively.

Sales direct to international customers represented 80% and 58% of revenue during the three months ended December 31, 2012 and 2011, respectively. Sales direct to international customers represented 79% and 72% of revenue during the six months ended December 31, 2012 and 2011, respectively. All of the Company's sales to international customers are transactions which are denominated in U.S. Dollars. Accordingly, the Company's operations are not subject to foreign currency transactions or foreign currency translation.

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At December 31, 2012, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2012	2012
Cash	$1,614,009	$5,014,771
Money market funds	1,423,465	3,220,724
	$3,037,474	$8,235,495

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $1,364,009 and $4,764,771 in excess of FDIC insured limits at December 31, 2012 and June 30, 2012, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $10,445 and $0 at December 31, 2012 and June 30, 2012, respectively.

Inventories

Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts, alfalfa seed produced from its own farming operations as well as packaging materials.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers. During the three and six months ended December 31, 2012, the Company recorded a lower of cost or market valuation reserve of $300,000 for its stevia product line.

Growing Crops

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, interest expense on farmland, cultivation, on-going irrigation, harvest and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs.

Components of inventory are:

	December 31,	June 30,
	2012	2012
Raw materials and supplies	$44,746	$73,386
Work in progress and growing crops	959,794	4,122,506
Finished goods	2,307,327	1,920,893
Lower of cost or market reserve	(300,000)	-
	$3,011,867	$6,116,785

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

Components of crop production costs are:

	December 31,	June 30,
	2012	2012
Stevia	$1,227,411	$935,466
Alfalfa seed production	1,721,606	73,031
Alfalfa hay	98,986	46,067
Wheat and triticale	-	43,728
Total crop production costs	$3,048,003	$1,098,292

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

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets acquired in the acquisition of the customer list in July 2011 and the acquisition of proprietary alfalfa germ-plasm in August 2012 are reported at their initial cost less accumulated amortization. See Note 3 for further discussion. The intangible assets are amortized based on useful lives ranging from 3-20 years.

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Purchase Accounting

The Company accounts for acquisitions pursuant to Accounting Standards Codification ("ASC") No. 805, Business Combinations. The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$146,609	$443,064	$235,365	$965,829

Net income per common share:
Basic	$0.02	$0.08	$0.03	$0.17
Diluted	$0.02	$0.08	$0.03	$0.17

Weighted average number of common shares outstanding:
Basic	7,800,036	5,800,000	7,320,237	5,800,000
Diluted	8,353,411	5,804,207	7,652,221	5,817,006

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2012	2011
Class A warrants	-	1,400,000
Class B warrants	1,400,000	1,400,000
Underwriter warrants	140,000	280,000
Other warrants	-	50,000
Stock options	-	480,000
Total	1,540,000	3,610,000

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

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2012 or June 30, 2012, respectively.

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

In October 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on its consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on its consolidated financial statements.

NOTE 3 - BUSINESS COMBINATIONS

On October 1, 2012, the Company purchased substantially all of the assets of Imperial Valley Seeds, Inc. ("IVS"). Pursuant to the acquisition agreement, the Company purchased substantially all of the assets of IVS not including cash on hand, all accounts and other receivables of IVS, and all inventory of the IVS alfalfa seed business. The Company did not assume any IVS liabilities. The acquisition expanded the Company's sourcing capabilities, product offerings and sales distribution.

Pursuant to the acquisition agreement, the Company paid the following consideration: cash in the amount of $3,000,000, a five-year unsecured, subordinated promissory note in the principal amount of $500,000, 400,000 shares of the Company's unregistered common stock valued at $2,432,000 and $250,000 to be paid over a five-year period for a non-competition agreement, for total consideration of $6,182,000. The non-compete portion of the consideration will be paid in five annual installments of $50,000 to Fred Fabre, who joined the Company as Vice President of Sales and Marketing concurrently with the closure of IVS.

The acquisition has been accounted for under the acquisition method of accounting and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The operating results for IVS have been included in the Company's consolidated financial statements since the acquisition date.

The preliminary purchase price allocation is based on estimates of fair value as follows:

Technology/IP	$1,044,000
Customer relationships	756,333
Supply agreement	1,512,667
Trade-name and brands	1,118,000
Non-compete	349,000
Goodwill	1,402,000
Total acquisition cost allocated	$6,182,000

The purchase price consists of the following:

Cash	$3,000,000
Unsecured five-year promissory note	500,000
Non-compete payment obligation	250,000
Common stock	2,432,000
$6,182,000

The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,402,000, was recorded as goodwill on the consolidated balance sheet. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method.

The useful lives of the acquired intangibles are as follows:

Useful Lives
Technology/IP	12
Customer relationships	20
Supply agreement	20
Trade-name and brands	20
Non-compete	5

In fiscal 2013, the Company incurred $52,749 of acquisition costs, of which $9,765 and $42,984 were expensed in operations during the first and second quarters of fiscal 2013, respectively.

The following unaudited pro forma financial information presents results as if the acquisition of IVS had occurred on July 1, 2011.

	Six Months Ended December 31,
(Unaudited)	2012	2011

Total revenue	$24,919,249	$23,304,957
Net income	$453,602	$1,697,544

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2012 include: i) the elimination of acquisition-related charges of $52,749; ii) amortization of acquired intangibles of $81,538; iii) additional interest expense of $2,250 for the unsecured promissory note issued in the acquisition; and iv) to reflect the additional income tax expense assuming a combined Company's effective tax rate of 41%. The primary adjustments for the six months ended December 31, 2011 include: i) amortization of acquired intangibles of $163,075; ii) additional interest expense of $5,625 for the unsecured promissory note issued in the acquisition; and iii) to reflect the additional income tax expense assuming a combined Company's effective tax rate of 34%.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2011	Additions	Amortization	June 30, 2012

Trade name	$210,351	$-	$(12,372)	$197,979
Customer relationships	108,620	-	(6,396)	102,224
Technology/IP	183,465	-	(26,208)	157,257
Non-compete	-	43,214	(8,644)	34,570
GI customer list	-	121,786	(7,163)	114,623
	$502,436	$165,000	$(60,783)	$606,653

	Balance at			Balance at
	July 1, 2012	Additions	Amortization	December 31, 2012

Trade name	$197,979	$1,118,000	$(20,161)	$1,295,818
Customer relationships	102,224	756,333	(12,650)	845,907
Technology/IP	157,257	1,101,500	(37,250)	1,221,507
Non-compete	34,570	349,000	(21,772)	361,798
GI customer list	114,623	-	(3,582)	111,041
Supply agreement	-	1,512,667	(18,908)	1,493,759
	$606,653	$4,837,500	$(114,323)	$5,329,830

Amortization expense totaled $98,169 and $15,196 for the three months ended December 31, 2012 and 2011, respectively. Amortization expense totaled $114,323 and $30,392 for the six months ended December 31, 2012 and 2011, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$310,661	$392,676	$392,676	$392,676	$384,032

19

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

In July 2012, the Company purchased 640 acres of farmland in the Imperial Valley of California to be used for alfalfa seed production. During the six months ended December 31, 2012, the Company incurred costs of $5,474,205 in connection with the land purchase.

On December 31, 2012, the Company closed a transaction for the purchase of 182 acres of farmland in the Imperial Valley of California. The Company purchased the property as a tenant-in-common with a third party and paid $844,125--an amount equal to fifty percent of the total purchase price plus certain closing costs and fees--for its interest in the property.

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2012	2012

Land and improvements	$6,608,157	$289,827
Buildings and improvements	2,021,018	2,021,018
Machinery and equipment	755,262	677,407
Vehicles	123,551	123,551
Total property, plant and equipment	9,507,988	3,111,803

Less: accumulated depreciation	(776,444)	(670,617)

Property, plant and equipment, net	$8,731,544	$2,441,186

Depreciation expense totaled $52,195 and $50,320 for the three months ended December 31, 2012 and 2011, respectively. Depreciation expense totaled $105,826 and $106,219 for the six months ended December 31, 2012 and 2011, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	December 31, 2012	June 30, 2012
Current portion of long-term debt
Term loan - Wells Fargo	$154,514	$-
Unsecured subordinate promissory note - related party	100,000	-
Total current portion	254,514	-

Long-term debt, less current portion
Term loan - Wells Fargo	2,429,951	-
Line of credit - Wells Fargo	4,000,000	-
Unsecured subordinate promissory note - related party	400,000	-
Total long-term portion	6,829,951	-
Total debt	$7,084,465	$-

The Company entered into a credit agreement and related loan documents, dated April 1, 2011 (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Effective April 1, 2012, the Company entered into a First Amendment to Credit Agreement, increasing the revolving credit facility to $7,500,000 (the "Amended Credit Facility"). The Amended Credit Facility terminates on April 1, 2014, at which time all amounts outstanding become due and payable. Any borrowings will bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. There is no borrowing base under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company incurs certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. During the second quarter of fiscal year 2013, the Company borrowed $4,000,000 under the Credit Facility.

Borrowings under the Amended Credit Facility are secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted Wells Fargo a continuing security interest in all existing and after-acquired rights to payment and inventory. The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit the Lender to accelerate the Company's outstanding obligations, all as set forth in the Amended Credit Agreement.

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

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the " IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note will accrue interest at a rate per annum equal to one-month LIBOR at closing plus 2% (2.2%). Interest will be payable in five annual installments, in arrears, commencing on October 1, 2013, and on each succeeding anniversary thereof through and including the Maturity Date (each, a "Payment Date"), and on the Maturity Date. Amortizing payments of the principal of $100,000 will also be made on each Payment Date, with any remaining outstanding principal and accrued interest payable on the Maturity Date.

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 and $73,000 of stock-based compensation expense associated with this grant during the three and six months ended December 31, 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

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

On September 24, 2012, the Company sold 600,000 unregistered shares of its common stock for $5.85 per share, to one accredited investor. The Company received total proceeds, net of equity offering costs, of $3,462,586.

On October 1, 2012, the Company issued 400,000 shares of the Company's unregistered common stock pursuant to the acquisition agreement with IVS.

The following table summarizes the warrants outstanding:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class A warrants	May 2010	1,399,900	$7.15	May 2015
Class B warrants	May 2010	1,400,000	$11.00	May 2015
Underwriter warrants - units	May 2010	140,000	$13.20	May 2015
Other warrants	May 2010	50,000	$4.00	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		3,039,900

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At December 31, 2012, there were 7,873,100 shares issued and outstanding. At June 30, 2012, there were 6,873,000 shares issued and outstanding.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, also serves as the chairman of the board of managers and is a principal owner of Triangle T Partners, LLC ("Triangle T"). Triangle T and its predecessor entity owned and operated Triangle T Ranch (the "Ranch"), which in the past has been one of our major alfalfa seed growers. The Ranch was sold to an unaffiliated party in October 2010, and the relationship between the Company and Triangle T has been in transition since then.

Triangle T is one of the Company's alfalfa seed growers and is also a customer. The Company enters into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the six months ended December 31, 2012 and 2011, the Company purchased from Triangle T $0 and $1,430,984, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company paid Triangle T the same price it agreed to pay its other growers. Mr. Wickersham, the sole remaining related party affiliated with both Triangle T and the Company, did not personally receive nor will he receive any portion of these funds.

As one of the Company's customers, Triangle T purchases certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company sells certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also generates revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $0 and $138,578 of certified alfalfa seed and milling services to Triangle T during the six months ended December 31, 2012 and 2011, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $184,075 of charges from Triangle T during the six months ended December 31, 2012 for its services and costs in connection with the stevia cultivation program including $3,420 in monthly rent charges for the use of the 114-acre main plot being used for commercial stevia production. The Company incurred $57,807 of charges from Triangle T during the six months ended December 31, 2011 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

Amounts due to Triangle T totaled $374,941 and $307,589 at December 31, 2012 and June 30, 2012, respectively.

In July 2011, the Company purchased 20 bee trailers from Triangle T for a total price of $85,000. In December 2011, the Company purchased 38 additional bee trailers from Triangle T for a total price of $76,000. Mr. Wickersham personally did not receive any portion of these funds.

On November 22, 2011, the Company entered into a one-year Agricultural Sub-Sublease Agreement with Triangle T under the terms of which the Company agreed to sublease approximately 1,400 acres of farmland in Madera County for seed alfalfa production and approximately 1,000 acres for the planting of other crops (collectively, the "Leased Property") owned by John Hancock Life Insurance Company (U.S.A.) ("John Hancock"). John Hancock purchased the property known as Triangle T Ranch from Triangle T in 2009, and the parties entered into an Agricultural Sublease in connection with that purchase transaction. The Company subleased a portion of the Leased Property (the "Subleased Property").

The sub-sublease provided for a lump sum payment of $352,000 in exchange for the right to farm the Subleased Property through November 15, 2012. Although the sub-sublease is between the Company and Triangle T, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company paid for all farming operations and was responsible for keeping, maintaining and repairing the Subleased Property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the Subleased Property. The Company was entitled to all income and proceeds from the farming operations on the Subleased Property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. The Company used the services of TTP employees and TTP equipment in connection with farming the Subleased Property, as needed. The Company incurred $832,907 of charges from Triangle T for its services and costs in connection with farming operations during the six months ended December 31, 2012.

Glen D. Bornt, who recently joined the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc. ("IVS"), which was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $4,575,714 to IVM during the three and six months ended December 31, 2012. Total amounts due to IVM at December 31, 2012 totaled $1,911,391.

NOTE 10 - EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares.

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

On October 24, 2011, the Company granted 259,500 stock options to its directors, officers, employees and certain consultants at an exercise price of $4.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and two-year periods, commencing on January 1, 2012, and expire five years from the date of grant.

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three year period, commencing one year from the date of the grant. The Company recorded $36,500 and $73,000 of stock-based compensation expense associated with this grant during the three and six months ended December 31, 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

As of December 31, 2012, options to purchase 852,000 shares of common stock were outstanding and unexercised, and 73,000 restricted shares of common stock were outstanding. As of December 31, 2012 there were 325,000 shares available under the 2009 Plan for future grants and awards.

The Company has adopted ASC 718, Stock Compensation, ("ASC 718"). ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company accounts for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees (FASB ASC 505-50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	December 31,		December 31,
	2012	2011	2012	2011
Risk-free rate of interest	0.63%	1.10%	-	1.10%
Dividend yield	0%	0%	-	0%
Volatility of common stock	45%	63%	-	56%
Exit / attrition rates	20% - 25%	20% - 30%	-	20%
Target exercise factor	1.5 - 1.75	1.25 - 1.75	-	1.25

A summary of activity related to the Company's 2009 Plan for the year ended June 30, 2012 and six months ended December 31, 2012 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2011	417,500	4.00	3.75
Granted	259,500	4.20	4.33
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	677,000	4.08	3.36
Granted	175,000	7.20	4.95
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2012	852,000	$4.72	3.29

Options vested and exercisable at December 31, 2012	497,667	$4.06	2.73

The weighted average grant date fair value of options granted and outstanding at December 31, 2012 was $0.81. At December 31, 2012, the Company had $291,796 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.8 years. At December 31, 2012, the Company had $343,341 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 2.4 years. Stock-based compensation expense recorded for stock options and restricted stock grants for the three months ended December 31, 2012 and 2011 totaled $99,130 and $42,983, respectively. Stock-based compensation expense recorded for stock options and restricted stock grants for the six months ended December 31, 2012 and 2011 totaled $189,961 and $67,303, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 - SUBSEQUENT EVENT

On January 16, 2013, the Company closed its underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. The Company received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline might not recover as quickly as we anticipate. Other risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in our Prospectus Supplement dated and filed with the Securities and Exchange Commission (the "SEC") on January 11, 2013 (as supplemented by the Supplement to the Prospectus Supplement dated and filed with the SEC on January 15, 2013) and that are otherwise described or updated from time to time in our SEC reports.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which was expanded in fiscal 2012 to include our own farming operations; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction. Since our initial public offering, we have raised additional capital to help fund the purchase of Imperial Valley farmland, the acquisition of Imperial Valley Seeds and for working capital purposes.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, fulfilling our seed requirements both by contracting with farmers in the San Joaquin and Imperial Valleys of California and internally farming acreage we have leased or purchased, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased; (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed; or (iv) the risks of internally farmed operations such as adverse weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control. While we are attempting to mitigate these risks, agricultural risks will always remain. As a result of these factors and others, including but not limited to the items discussed in the Risk Factors set forth in our Prospectus Supplement dated and filed with the Securities and Exchange Commission (the "SEC") on January 11, 2013 (as supplemented by the Supplement to the Prospectus Supplement dated and filed with the SEC on January 15, 2013) and that are otherwise described or updated from time to time in our SEC reports our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) leased acreage in Kern and Madera Counties in California's San Joaquin Valley and in California's Imperial Valley, on which we are producing a portion of our alfalfa seed supply ourselves; (ii) purchased farmland in the Imperial Valley; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and African countries such as Sudan, Egypt and Morocco; (iv) acquired the rights to a portfolio of dormant alfalfa seed varieties in order to expand our product offerings into new geographic regions; (v) contracted with additional farmers to grow our proprietary seed; (vi) completed our first material acquisition by purchasing substantially all of the assets of Imperial Valley Seeds, Inc. and (vii) expanded our sales and marketing efforts. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and was harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchased from our contract growers.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but fiscal 2012 and the first six months of fiscal 2013 reflected a significant turnaround in seed revenue.

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

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, having first leased farmland in fiscal 2011, and then gained long-term access to additional farmland in the San Joaquin and Imperial Valleys of California through additional leases entered into in fiscal 2012 and farmland purchases in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, this recently implemented direct farming opportunity poses new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make could have a significant negative impact on our results of operations. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity, while reducing our costs and more directly controlling our inventory.

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

We have also been developing our stevia business, working closely with PureCircle, one of the world's top stevia breeders and the world's largest stevia processor, in an effort to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with PureCircle under which it agreed to purchase our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia and harvested a portion of that crop in the fall of 2011. We earned a modest amount of revenue from that harvest during the second quarter of fiscal 2012 when the dried leaf was shipped to our customer. In that initial commercial planting operation, our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage. We expect to ship additional stevia leaf to PureCircle in the second half of fiscal 2013. Based on the preliminary results of our most recent trial harvest and revisions to our yield estimates, we recorded a lower of cost or market reserve of $300,000 during the three months ended December 31, 2012. Our next harvest is expected to occur in June 2013, although the exact timing of the completion of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

In April 2012, we leased additional farmland for our stevia production near Los Banos, California, located in the heart of California's Central Valley. This farmland became our second stevia field, which was planted during the summer of 2012 and will also be harvested in June 2013.

Inasmuch as this is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. In fiscal 2013, we have increased our spending on research and development and have also recorded a stevia lower of cost or market inventory reserve of $300,000. We expect our stevia revenue to grow in fiscal 2013 and fiscal 2014, although we expect it to remain a small portion of our total revenue for the foreseeable future.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the three months ended December 31, 2012 was $13,685,883 compared to $4,728,029 for the three months ended December 31, 2011. The $8,957,854, or 189%, increase in revenue for the 2013 second quarter was primarily due to acquisition of IVS on October 1, 2012 which contributed $7,298,653 of seed revenue and the remainder of the increase was due to a $2,200,838 increase in seed and crop revenue from S&W's existing ("organic") business partially offset by a $541,637 decrease in milling and other services. The $2,200,838, or 54%, increase in organic seed and crop revenue resulted from an increase in pricing as well as volumes primarily due to the continued demand for the Company's proprietary alfalfa seed varieties internationally. The improved results were partially offset by limited seed inventory levels. International sales accounted for 80% of our current period revenue compared to 58% in the comparable period in the prior year. Domestic revenue accounted for 20% and 42% of our total revenue for the three months ended December 31, 2012 and 2011, respectively. The increase in the international sales percentage was due to the acquisition of IVS. Revenue for the three months ended December 31, 2012 included approximately $112,527 of milling and other services compared to $654,164 for the three months ended December 31, 2011; the decrease was due to lower volumes of grain processing.

The following table is a summary of revenue, costs of revenue and gross profits:

	Three Months Ended
	December 31,
	2012			2011

	S&W	IVS	Consolidated	S&W

Alfalfa seed and other crop revenues
Alfalfa seed and other crop revenues	$6,274,703	$7,298,653	$13,573,356	$4,073,865

Cost of seed and other crop revenue	5,376,514	6,678,403	12,054,917	2,960,857

Gross profit on alfalfa seed and other crop revenue	898,189	620,250	1,518,439	1,113,008

Total GP% on seed and other crop revenue	14.3%	8.5%	11.2%	27.3%

Total GP% excluding stevia inventory reserve	19.1%		13.4%

Milling and other revenue
Milling and other revenue	112,527	-	112,527	654,164
Costs of milling and other revenue	46,514	-	46,514	243,379
Gross profit on milling and other revenue	66,013	-	66,013	410,785
	59%	-	59%	63%

Total revenue	$6,387,230	$7,298,653	$13,685,883	$4,728,029
Total cost of revenue	5,423,028	6,678,403	12,101,431	3,204,236
Total gross profit	$964,202	$620,250	$1,584,452	$1,523,793
Total GP %	15.1%	8.5%	11.6%	32.2%
Total GP% excluding stevia inventory reserve	19.8%		13.8%

Cost of revenue of $12,101,431 in the three months ended December 31, 2012 was 88% of revenue, while the cost of revenue of $3,204,236 in the three months ended December 31, 2011 was 68% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the acquisition of IVS and an increase in the costs paid to third-party contract growers coupled with higher costs of production on internally operated fields that have been in production less than one year. Our average cost per pound of seed sold in S&W's organic business increased approximately 32% from the comparable period in the prior year. Margins on seed and crop revenue totaled 11.2% (13.4% excluding the charge for the stevia reserve) in the current quarter versus 27.3% in the comparable period in the prior year.

Total gross profit margins for the current period totaled 11.6% versus 32.2% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to the following factors: 1) the newly acquired IVS business generated gross profit margins of 8.5% which lowered the overall profit margins of the combined business; 2) the significant increase in seed costs in the current year contributed to the decrease in the total gross profit margins in the current period; 3) the Company recorded a $300,000 inventory reserve for stevia which decreased profit margins by over 200 basis points; and 4) the Company's milling revenues decreased from the comparable period of the prior year, and although they are a small portion of overall revenues, milling services have historically generated higher gross profit margins. The Company did obtain increases in seed sales prices during the second quarter compared to the first quarter of the current year. Excluding the charge for the stevia reserve, seed and other crop gross profits were 19.1% compared to 12.7% in the first quarter of the current fiscal year. The Company expects to obtain further increases in sales pricing for the remainder of the fiscal year compared with that obtained in the first and second quarters of the current year and anticipates that it will improve gross margins in its core business for the remainder of the fiscal year.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor. Our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage. We expect to ship additional stevia leaf to PureCircle in the second half of fiscal 2013. Based on the preliminary results of our most recent trial harvest and revisions to our yield estimates, we recorded a lower of cost or market valuation reserve of $300,000 during the three months ended December 31, 2012. Our next harvest is expected to occur in June 2013, although the exact timing of the completion of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

As of December 31, 2012, we have incurred $813,193 in stevia expenditures that are included in work in process inventories. The net stevia work in process inventory balance is $513,193 after deducting the $300,000 valuation reserve which was recorded during the three months ended December 31, 2012. As of December 31, 2012, we have also incurred $1,227,411 of stevia expenditures which have been recorded as crop production costs, which is a long-term asset, and the remaining costs have been expensed to research and development expense on the consolidated statement of operations.

Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we develop best agronomic practices for stevia. We further expect that our costs will be highest in the first years of production and will decline in subsequent years as we continue to harvest crops planted in earlier years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2012 totaled $1,065,089 compared to $761,765 for the three months ended December 31, 2011. The $303,324, or 40%, increase in SG&A expense versus the comparable period prior year was primarily due to the acquisition of IVS which contributed $109,640 of additional expenses. The remainder of the increase can be attributed to increased sales commissions as result of revenue growth, an increase in non-cash stock-based compensation which totaled $99,130 in the current period versus $42,983 in the comparable period of the prior year and $42,984 of non-recurring transaction costs associated with the acquisition of IVS. As a percentage of revenue, SG&A expenses were 8% in the current period compared to 16% in the second quarter ended December 31, 2011.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended December 31, 2012 totaled $102,036 compared to $61,629 in the comparable period in the prior year. R&D expenses increased $40,407 in the current quarter due to a $44,070 increase in our alfalfa seed product development expenses partially offset by a $3,663 decrease in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2012 was $150,364 compared to $65,516 for the three months ended December 31, 2011. Included in the amount was amortization expense for intangibles assets, which totaled $98,169 in the current quarter and $15,196 in comparable period of the prior year. The $82,973 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the IVS business combination.

Interest Expense, Net

Interest expense, net during the three months ended December 31, 2012 totaled $14,229 compared to $4,260 for the three months ended December 31, 2011. Interest expense consisted of interest incurred on the Company's credit facility plus the fees for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense

Income tax expense totaled $106,125 for the three months ended December 31, 2012 compared to $161,197 for the three months ended December 31, 2011.

Net Income

We had net income of $146,609 for the three months ended December 31, 2012 compared to net income of $443,064 for the three months ended December 31, 2011. The decrease in profitability was attributable primarily to the decreased gross profit margins, as discussed above. The net income per basic and diluted common share for the current quarter was $0.02, compared to net income per basic and diluted common share of $0.08 for the three months ended December 31, 2011.

Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the six months ended December 31, 2012 was $20,405,618 compared to $10,843,708 for the six months ended December 31, 2011. The $9,561,910, or 88%, increase in revenue for the 2013 period was primarily due to acquisition of IVS on October 1, 2012 which contributed $7,298,653 of seed revenue and the remainder of the increase was due to a $2,671,578 increase in seed and crop revenue from S&W's existing ("organic") business partially offset by a $408,321 decrease in milling and other services. The $2,671,578 or 27% increase in organic seed and crop revenue was due to an increase in pricing as well as volumes sold primarily due to the continued demand for the Company's proprietary alfalfa seed varieties internationally. The improved results were partially offset by limited seed inventory levels. International sales accounted for 79% of our current period revenue compared to 72% in the comparable period in the prior year. Domestic revenue accounted for 21% and 18% of our total revenue for the six months ended December 31, 2012 and 2011, respectively. The increase in the international sales percentage was due to the acquisition of IVS. Revenue for the six months ended December 31, 2012 included approximately $476,210 of milling and other services compared to $884,531 for the six months ended December 31, 2011. The decrease was due to lower volumes of grain processing.

The following table is a summary of revenue, costs of revenue and gross profits:

	Six Months Ended
	December 31,
	2012			2011

	S&W	IVS	Consolidated	S&W

Alfalfa seed and other crop revenues
Alfalfa seed and other crop revenues	$12,630,755	$7,298,653	$19,929,408	$9,959,177

Cost of seed and other crop revenue	10,925,933	6,678,403	17,604,336	7,258,802

Gross profit on alfalfa seed and other crop revenue	1,704,822	620,250	2,325,072	2,700,375

Total GP% on seed and other crop revenue	13.5%	8.5%	11.7%	27.1%

Total GP% excluding stevia inventory reserve	15.9%		13.2%

Milling and other revenue
Milling and other revenue	476,210	-	476,210	884,531
Costs of milling and other revenue	138,428	-	138,428	309,821
Gross profit on milling and other revenue	337,782	-	337,782	574,710
	71%	-	71%	65%

Total revenue	$13,106,965	$7,298,653	$20,405,618	$10,843,708
Total cost of revenue	11,064,361	6,678,403	17,742,764	7,568,623
Total gross profit	$2,042,604	$620,250	$2,662,854	$3,275,085
Total GP %	15.6%	8.5%	13.0%	30.2%
Total GP% excluding stevia inventory reserve	17.9%		14.5%

Cost of revenue of $17,742,764 in the six months ended December 31, 2012 was 87% of revenue, while the cost of revenue of $7,568,623 in the six months ended December 31, 2011 was 70% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the acquisition of IVS and an increase in the costs paid to third-party contract growers coupled with higher costs of production on internally operated fields that had been in production less than one year. Our average cost per pound of seed sold in S&W's organic business increased approximately 31% from the comparable period in the prior year. Margins on seed and crop revenue totaled 11.7% (13.2% excluding the charge for the stevia reserve) in the current period versus 27.1% in the comparable period in the prior year.

Total gross profit margins for the current period totaled 13.0% versus 30.2% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to the following factors: 1) the newly acquired IVS business generated gross profit margins of 8.5% which lowered the overall profit margins of the combined business; 2) the significant increase in seed costs in the current year contributed to the decrease in the total gross profit margins in the current period; 3) the Company recorded a $300,000 inventory reserve for stevia which decreased profit margins by approximately 150 basis points; and 4) the Company's milling revenues decreased from the comparable period of the prior year, and although they are a small portion of overall revenues, milling services have historically generated higher gross profit margins. The Company did obtain increases in seed sales prices during the second quarter compared to the first quarter of the current year. Excluding the charge for the stevia reserve, seed and other crop gross profits were 19.1% compared to 12.7% in the first quarter of the current fiscal year. The Company expects to obtain further increases in sales pricing for the remainder of the fiscal year compared with that obtained in the first and second quarters of the current year and anticipates that it will improve gross margins in its core business for the remainder of the fiscal year.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor. Our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage. We expect to ship additional stevia leaf to PureCircle in the second half of fiscal 2013. Based on the preliminary results of our most recent trial harvest and revisions to our yield estimates, we recorded a lower of cost or market valuation reserve of $300,000 during the six months ended December 31, 2012. Our next harvest is expected to occur in June 2013, although the exact timing of the completion of such harvest will depend on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

As of December 31, 2012, we have incurred $813,193 in stevia expenditures that are included in work in process inventories. The net stevia work in process inventory balance is $513,193 after deducting the $300,000 valuation reserve which was recorded during the six months ended December 31, 2012. As of December 31, 2012, we have also incurred $1,227,411 of stevia expenditures which have been recorded as crop production costs, which is a long-term asset and the remaining costs have been expensed to research and development expense on the consolidated statement of operations.

Inasmuch as we are still in the earliest stages of commercial stevia development, it is currently unknown whether these early crops will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we develop best agronomic practices for stevia. We further expect that our costs will be highest in the first years of production and will decline in subsequent years as we continue to harvest crops planted in earlier years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 2012 totaled $1,815,440 compared to $1,469,718 for the six months ended December 31, 2011. The $345,722 or 24% increase in SG&A expense versus the comparable period prior year was primarily due to the acquisition of IVS which contributed $109,640 of additional expenses. The remainder of the increase can be attributed to increased sales commissions as result of revenue growth, an increase in non-cash stock-based compensation which totaled $189,961 in the current period versus $67,303 in the comparable period of the prior year and $52,749 of non-recurring transaction costs associated with the acquisition of IVS. As a percentage of revenue, SG&A expenses were 9% in the current period compared to 14% in the prior year period.

Research and Development Expenses

Research and development expenses ("R&D") for the six months ended December 31, 2012 totaled $205,467 compared to $154,505 in the comparable period in the prior year. R&D expenses increased $50,962 in the current period due to a $38,593 increase in our alfalfa seed product development expenses and a $12,369 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2012 was $220,149 compared to $136,611 for the six months ended December 31, 2011. Included in the amount is amortization expense for intangibles assets, which totaled $114,323 in the current period and $30,391 in comparable period of the prior year. The $83,932 increase in amortization expense in the current period is directly attributable to the addition of intangible assets acquired in the IVS business combination.

Interest Expense, Net

Interest expense, net during the six months ended December 31, 2012 totaled $22,097 compared to $8,422 for the six months ended December 31, 2011. Interest expense consisted of interest incurred on the Company's credit facility plus the fees for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense

Income tax expense totaled $164,336 for the six months ended December 31, 2012 compared to $513,638 for the six months ended December 31, 2011.

Net Income

We had net income of $235,365 for the six months ended December 31, 2012 compared to net income of $965,829 for the six months ended December 31, 2011. The decrease in profitability was attributable primarily to the decreased gross profit margins, as discussed above. The net income per basic and diluted common share for the current period was $0.03, compared to net income per basic and diluted common share of $0.17 for the six months ended December 31, 2011.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash is highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In fiscal 2013, we paid our growers approximately 50% in October 2012, and the remaining 50% will be paid in February 2013. Alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of inventory is the highest in the first and second quarters, as are our labor costs. But we also generate the greatest amount of revenue during the first and second quarters and cash receipts during the second and third fiscal quarters (October through March).

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

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equalled 2.2% per annum as of February 8, 2013. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. During the second quarter of fiscal 2013, we borrowed $4,000,000 on the line to fund IVS inventory purchases from its supplier. As of February 8, 2013, the balance had been paid off in full.

On January 16, 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.5 million.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR in effect from time to time as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter, the amount of monthly principal reduction will increase in

August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2012 and 2011:

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities	$(5,791,388)	$3,409,891
Cash flows from investing activities	(9,453,684)	(340,150)
Cash flows from financing activities	10,047,051	-
Net increase in cash	(5,198,021)	3,069,741
Cash and cash equivalents, beginning of period	8,235,495	3,738,544
Cash and cash equivalents, end of period	$3,037,474	$6,808,285

As of December 31, 2012, we had cash and cash equivalents of approximately $3.0 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the six months ended December 31, 2012, operating activities used $5,791,388 in cash, as a result of net income of $235,365 and an increase in accounts receivable of $11,962,940 and an increase in crop production costs of $1,949,711 partially offset by a decrease in inventories of $2,804,918 and an increase in accounts payable (including related parties) of $4,493,417. For the six months ended December 31, 2011, operating activities provided $3,409,891 in cash, as a result of net income of $965,829 and an increase in accounts payable (including related parties) of $3,055,376, partially offset by an increase in accounts receivable of $2,256,819.

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

Our largest customer, which is located in Saudi Arabia, owed us approximately $6.2 million at December 31, 2012. In January 2013, we received payments of approximately $1.7 million and expect the remaining balances to be collected during the third quarter. These outstanding invoices have 90-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together.

Investing Activities

Our investing activities during the six months ended December 31, 2012 totaled $9,453,684. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which will be used for alfalfa seed production; 2) the acquisition of Imperial Valley Seeds on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; and 4) the acquisition of proprietary dormant alfalfa seed varieties. Our investing activities during the six months ended December 31, 2011 totaled $340,150. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $175,150. During fiscal 2013, we expect to have ongoing capital expenditure requirements to support our alfalfa seed and stevia production plans and other infrastructure needs.

Financing Activities

Our financing activities during the six months ended December 31, 2012 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of $3.5 million from this transaction. We also entered into a long-term loan with Wells Fargo generating proceeds of $2,625,000 all of which were used for the purchase of Imperial Valley farmland. During December 2012, we also borrowed $4,000,000 on our line of credit with Wells Fargo to purchase inventory. We did not have any financing activities during the six months ended December 31, 2011.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended December 31, 2012.

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

We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

We are a smaller reporting company and therefore are not required to provide information required by this item of Form 10-Q. However, please refer to our Prospectus Supplement dated and filed with the SEC on January 11, 2013 (as supplemented by the Supplement to the Prospectus Supplement dated and filed with the SEC on January 15, 2013) for the latest version of the risk factors applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

10.1		Supply Agreement between the Registrant and Imperial Valley Seeds, Inc. dated October 1, 2012
10.2		First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated December 20, 2012
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(1)	XBRL Instance Document
101.SCH	(1)	XBRL Taxonomy Extension Schema Document
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2013.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)