Form 10-Q
period 2013-03-31
S&W Seed Co
filed 2013-05-15
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

      As of May 15, 2013, 11,584,603 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,075,372	$8,235,495
Accounts receivable, net	8,843,523	2,716,985
Inventories, net	3,532,389	6,116,785
Prepaid expenses and other current assets	129,004	138,236
Deferred tax asset	600,347	215,688
TOTAL CURRENT ASSETS	27,180,635	17,423,189

Property, plant and equipment, net of accumulated depreciation	9,679,275	2,441,186
Goodwill	1,402,000	-
Other intangibles, net	5,231,661	606,653
Crop production costs, net	2,642,880	1,098,292
Deferred tax asset - long term	1,029,331	464,375

TOTAL ASSETS	$47,165,782	$22,033,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,701,490	$1,141,162
Accounts payable - related parties	2,246,913	307,589
Accrued expenses and other current liabilities	361,758	454,512
Current portion of long-term debt	263,671	-
TOTAL CURRENT LIABILITIES	4,573,832	1,903,263

Non-compete payment obligation, less current portion	200,000	-
Long-term debt, less current portion	2,840,354	-

TOTAL LIABILITIES	7,614,186	1,903,263

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
10,059,506 issued and outstanding at March 31, 2013; 6,873,000
issued and outstanding at June 30, 2012	10,060	6,873
Additional paid-in capital	40,851,962	19,796,976
Retained earnings (deficit)	(1,310,426)	326,583
TOTAL STOCKHOLDERS' EQUITY	39,551,596	20,130,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,165,782	$22,033,695

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue
Seed and crop revenue	$4,185,976	$2,533,581	$24,115,384	$12,492,758
Milling and other revenue	22,759	15,607	498,969	900,138
Total revenue	4,208,735	2,549,188	24,614,353	13,392,896

Cost of revenue
Cost of seed and crop revenue	5,657,217	1,740,130	23,261,553	8,998,932
Cost of milling and other revenue	20,192	7,514	158,620	317,335
Total cost of revenue	5,677,409	1,747,644	23,420,173	9,316,267

Gross profit	(1,468,674)	801,544	1,194,180	4,076,629

Operating expenses
Selling, general and administrative expenses	1,280,563	633,024	3,096,003	2,102,742
Research and development expenses	69,835	44,393	275,302	198,898
Depreciation and amortization	154,423	64,775	374,572	201,386

Total operating expenses	1,504,821	742,192	3,745,877	2,503,026

Income (loss) from operations	(2,973,495)	59,352	(2,551,697)	1,573,603

Other expense
Loss on disposal of fixed assets	-	(1,830)	-	24,532
Interest expense, net	8,804	4,363	30,901	12,785

Net income (loss) before income tax expense (benefit)	(2,982,299)	56,819	(2,582,598)	1,536,286
Income tax expense (benefit)	(1,109,925)	36,178	(945,589)	549,816
Net income (loss)	$(1,872,374)	$20,641	$(1,637,009)	$986,470

Net income (loss) per common share:
Basic	$(0.21)	$0.00	$(0.21)	$0.17
Diluted	$(0.21)	$0.00	$(0.21)	$0.17

Weighted average number of common shares outstanding:
Basic	9,087,463	5,800,000	7,898,123	5,800,000
Diluted	9,087,463	5,879,894	7,898,123	5,848,161

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$14,562,264

Stock-based compensation - options	-	-	165,363	-	165,363
Restricted stock grant to executives	73,000	73	21,586	-	21,659
Proceeds from equity offering net of underwriter fees and expenses	1,000,000	1,000	5,005,311	-	5,006,311
Net income for the year ended June 30, 2012	-	-	-	374,835	374,835
Balance, June 30, 2012	6,873,000	6,873	19,796,976	326,583	20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	368,812	-	368,812
Proceeds from equity offering net of expenses	600,000	600	3,461,986	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	2,431,600	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	9,412,238	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	724,409	724	5,166,738	-	5,167,462
Common stock issued for exercise of underwriter warrant and A warrant	31,500	32	213,643	-	213,675
Cashless exercise of other warrants	30,597	31	(31)	-	-
Net loss for the nine months ended March 31, 2013	-	-	-	(1,637,009)	(1,637,009)
Balance, March 31, 2013	10,059,506	$10,060	$40,851,962	$(1,310,426)	$39,551,596

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,637,009)	$986,470
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	368,812	116,333
Change in allowance for doubtful accounts	10,445	(3,587)
Stevia inventory impairment charge	2,140,209	-
Depreciation and amortization	374,572	201,386
Loss on disposal of fixed assets	-	24,532
Changes in:
Accounts receivable	(6,136,983)	(1,271,691)
Inventories	1,616,484	1,526,711
Prepaid expenses and other current assets	9,232	(53,927)
Crop production costs	(2,716,885)	(767,021)
Deferred tax asset	(949,615)	505,316
Accounts payable	560,328	1,405,511
Accounts payable - related parties	1,939,324	159,333
Accrued expenses and other current liabilities	(142,754)	(4,892)
Net cash provided by (used in) operating activities	(4,563,840)	2,824,474

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,400,169)	(177,682)
Acquisition of customer list	-	(165,000)
Acquisition of business	(3,000,000)	-
Acquisition of germ plasm	(57,500)	-
Proceeds from disposal of property, plant and equipment	-	6,500
Net cash used in investing activities	(10,457,669)	(336,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	12,876,224	-
Net proceeds from warrant exercises	5,381,137	-
Borrowings of long-term debt	2,669,572	-
Repayments of long-term debt	(65,547)	-
Net cash provided by financing activities	20,861,386	-

NET INCREASE OR (DECREASE) IN CASH	5,839,877	2,488,292

CASH AND CASH EQUIVALENTS, beginning of the period	8,235,495	3,738,544

CASH AND CASH EQUIVALENTS, end of period	$14,075,372	$6,226,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$73,435	$19,167
Income taxes	-	800

Non-cash investing activities:
Technology/IP	$1,044,000	$-
Customer relationships	756,333	-
Supply agreement	1,512,667	-
Trade-name and brands	1,118,000	-
Non-compete	349,000	-
Goodwill	1,402,000	-
Unsecured five-year promissory note	(500,000)	-
Non-compete payment obligation	(250,000)	-
Common stock issued for acquisition	(2,432,000)	-
Cash paid for acquisitions	$3,000,000	$-

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011. The Company recorded its first stevia revenue in the second quarter of fiscal 2012 under a commercial supply agreement with a major stevia processor. The Company's current stevia crops have suffered substantial herbicide damage; as a result the Company has decided to focus on breeding improved varieties of stevia, improving its harvesting and milling techniques, and developing marketing and distribution programs for its stevia products.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2013, consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012, consolidated statement of owners' equity for the nine months ended March 31, 2013 and consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2013 and its results of operations and its cash flows for the nine months ended March 31, 2013 and 2012. The results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 48% of its net revenue for the three months ended March 31, 2013, and one different customer accounted for 77% of its net revenue for the three months ended March 31, 2012.  One customer accounted for 37% and 69% of the Company's net revenue for the nine months ended March 31, 2013 and 2012, respectively.

One customer comprised 31% and 78% of the Company's accounts receivable at March 31, 2013 and June 30, 2012, respectively.

Sales direct to international customers represented 89% and 70% of revenue during the three months ended March 31, 2013 and 2012, respectively. Sales direct to international customers represented 81% and 72% of revenue during the nine months ended March 31, 2013 and 2012, respectively. All of the Company's sales to international customers are transactions which are denominated in U.S. Dollars. Accordingly, the Company's operations are not subject to foreign currency transactions or foreign currency translation.

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time shipment is made from the Company's facilities.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At March 31, 2013, no customers had the right of return.

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

Shipping and Handling Costs

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of goods sold. In some instances, the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company's consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of goods sold.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	March 31,	June 30,
	2013	2012

Cash	$12,651,352	$5,014,771
Money market funds	1,424,020	3,220,724
	$14,075,372	$8,235,495

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $12,401,352 and $4,764,771 in excess of FDIC insured limits at March 31, 2013 and June 30, 2012, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $10,445 and $0 at March 31, 2013 and June 30, 2012, respectively.

Inventories

Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts, alfalfa seed produced from its own farming operations, and packaging materials.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence for alfalfa seed is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers. During the three and nine months ended March 31, 2013, the Company recorded an impairment charge of $1,840,209 and $2,140,209, respectively, for its stevia product line. Of the $2,140,209 stevia impairment charge, $967,912 has been netted against growing crops in the inventory line item on the balance sheet, and the remaining $1,172,297 has been netted against stevia crop production costs.

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

Components of inventory are:

	March 31,	June 30,
	2013	2012
Raw materials and supplies	$40,711	$73,386
Work in progress and growing crops	665,925	4,122,506
Finished goods	2,825,753	1,920,893
	$3,532,389	$6,116,785

Crop Production Costs

Expenditures on stevia and other crop production costs are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, stand establishment costs, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to five years depending on the crop and nature of the expenditure and are amortized to growing crop inventory each year over the estimated life of the crop.

Components of crop production costs are:

	March 31,	June 30,
	2013	2012
Stevia	$55,339	$935,466
Alfalfa seed production	2,488,555	73,031
Alfalfa hay	98,986	46,067
Wheat and triticale	-	43,728
Total crop production costs, net	$2,642,880	$1,098,292

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income (loss)	$(1,872,374)	$20,641	$(1,637,009)	986,470

Net income (loss) per common share:
Basic	$(0.21)	$0.00	$(0.21)	$0.17
Diluted	$(0.21)	$0.00	$(0.21)	$0.17

Weighted average number of common shares outstanding:
Basic	9,087,463	5,800,000	7,898,123	5,800,000
Diluted	9,087,463	5,879,894	7,898,123	5,848,161

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	March 31,
	2013	2012
Class A warrants	675,591	1,400,000
Class B warrants	1,410,500	1,400,000
Underwriter warrants - units	129,500	140,000
Underwriter warrants	50,000	-
Stock options	852,000	-
Total	3,117,591	2,940,000

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2013 or June 30, 2012, respectively.

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on its consolidated financial statements.

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

The acquisition has been accounted for under the acquisition method of accounting, and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The operating results for IVS have been included in the Company's consolidated financial statements since the acquisition date.

The purchase price allocation is based on estimates of fair value as follows:

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

In fiscal 2013, the Company incurred $185,285 of acquisition costs, of which $132,536 was expensed in operations during the third quarters of fiscal 2013.

The following unaudited pro forma financial information presents results as if the acquisition of IVS had occurred on July 1, 2011.

	Nine Months Ended March 31,
(Unaudited)	2013	2012

Total revenue	$29,127,984	$27,989,294
Net income (loss)	$(1,318,492)	$1,832,147

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2013 include: i) the elimination of acquisition-related charges of $181,285; ii) amortization of acquired intangibles of $81,538; iii) additional interest expense of $2,250 for the unsecured promissory note issued in the acquisition; and iv) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 37%. The primary adjustments for the nine months ended March 31, 2012 include: i) amortization of acquired intangibles of $244,613; ii) additional interest expense of $8,438 for the unsecured promissory note issued in the acquisition; and iii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 36%.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2011	Additions	Amortization	June 30, 2012

Trade name	$210,351	$-	$(12,372)	$197,979
Customer relationships	108,620	-	(6,396)	102,224
Technology/IP	183,465	-	(26,208)	157,257
Non-compete	-	43,214	(8,644)	34,570
GI customer list	-	121,786	(7,163)	114,623
	$502,436	$165,000	$(60,783)	$606,653

	Balance at			Balance at
	July 1, 2012	Additions	Amortization	March 31, 2013

Trade name	$197,979	$1,118,000	$(37,229)	$1,278,750
Customer relationships	102,224	756,333	(23,701)	834,856
Technology/IP	157,257	1,101,500	(66,990)	1,191,767
Non-compete	34,570	349,000	(41,383)	342,187
GI customer list	114,623	-	(5,373)	109,250
Supply agreement	-	1,512,667	(37,816)	1,474,851
	$606,653	$4,837,500	$(212,492)	$5,231,661

Amortization expense totaled $98,169 and $15,196 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense totaled $212,492 and $45,587 for the nine months ended March 31, 2013 and 2012, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$310,661	$392,676	$392,676	$392,676	$384,032

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

In July 2012, the Company purchased 640 acres of farmland in the Imperial Valley of California to be used for alfalfa seed production. During the nine months ended March 31, 2013, the Company incurred costs of $5,474,205 in connection with the land purchase.

On December 31, 2012, the Company closed a transaction for the purchase of 182 acres of farmland in the Imperial Valley of California. The Company purchased the property as a tenant-in-common with a third party and paid $843,453--an amount equal to fifty percent of the total purchase price plus certain closing costs and fees--for its interest in the property.

On February 28, 2013, the Company closed a transaction for the purchase of 119 acres of farmland in the Imperial Valley of California. The Company incurred costs of $834,771 in connection with the land purchase.

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2013	2012
Land and improvements	$7,442,256	$289,827
Buildings and improvements	2,021,018	2,021,018
Machinery and equipment	827,820	677,407
Vehicles	220,879	123,551
Total property, plant and equipment	10,511,973	3,111,803

Less: accumulated depreciation	(832,698)	(670,617)

Property, plant and equipment, net	$9,679,275	$2,441,186

Depreciation expense totaled $56,254 and $49,579 for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense totaled $162,076 and $155,799 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	March 31, 2013	June 30, 2012
Current portion of long-term debt
Term loan - Wells Fargo	$155,252	$-
Term loan - Ally	8,419	-
Unsecured subordinate promissory note - related party	100,000	-
Total current portion	263,671	-

Long-term debt, less current portion
Term loan - Wells Fargo	2,404,892	-
Term loan - Ally	35,462	-
Unsecured subordinate promissory note - related party	400,000	-
Total long-term portion	2,840,354	-
Total debt	$3,104,025	$-

The Company entered into a credit agreement and related loan documents, dated April 1, 2011 (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Effective April 1, 2012, the Company entered into a First Amendment to Credit Agreement, increasing the revolving credit facility to $7,500,000 (the "Amended Credit Facility"). The Amended Credit Facility terminates on April 1, 2014, at which time all amounts outstanding become due and payable. Any borrowings will bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. There is no borrowing base under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company incurs certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly.

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

In July 2012, the Company entered into a new Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related term loan. The July 2012 Credit Facility amends and restates the Amended Credit Agreement covering the $7,500,000 revolving line of credit for working capital and adds a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

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

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 and $109,500 of stock-based compensation expense associated with this grant during the three and nine months ended March 31, 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

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

On October 1, 2012, the Company issued 400,000 shares of the Company's unregistered common stock pursuant to the acquisition agreement with IVS. The common stock issued was valued at $2,432,000.

On January 16, 2013, the Company closed its underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. The Company received total proceeds, net of underwriting discounts and equity offering costs, of $9,413,638.

On March 12, 2013, the Company announced that it had exercised its option to call for redemption the Class A warrants. As of March 31, 2013, 724,409 shares of common stock were issued as a result of 724,409 Class A warrants being exercised. The Company received proceeds, net of fees and expenses, of $5,167,462 as of March 31, 2013. See Note 11 for further discussion on the Class A warrant activity subsequent to March 31, 2013.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $65,866 of stock-based compensation expense associated with this grant during the three and nine months ended March 31, 2013, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

During March 2013, the Company issued 30,597 shares of common stock pursuant to a cashless exercise of a total of 50,000 other warrants which were issued in May 2010 at an exercise price of $4.00. The 50,000 warrants have been cancelled and they are no longer outstanding. The common stock issuance was recorded at par value with no change to net equity balances.

During March 2013, Paulson Investment Company, Inc exercised 10,500 of its underwriter warrants at an exercise price of $13.20 which resulted in the Company issuing 21,000 shares of common stock, 10,500 newly issued A warrants and 10,500 newly issued B warrants. The Company received $138,600 in proceeds from this exercise. During March 2013, Paulson Investment Company, Inc also exercised 10,500 of the newly issued A warrants generating proceeds of $75,075.

The following table summarizes the warrants outstanding at March 31, 2013:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class A warrants	May 2010	675,591	$7.15	May 2015
Class B warrants	May 2010	1,410,500	$11.00	May 2015
Underwriter warrants - units	May 2010	129,500	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		2,265,591

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At March 31, 2013, there were 10,059,506 shares issued and outstanding. At June 30, 2012, there were 6,873,000 shares issued and outstanding.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, has a non-controlling ownership interest in Triangle T Partners, LLC ("Triangle T") and served as a member of its Board of Managers until his resignation in December 2012.

Prior to fiscal 2013, Triangle T was one of the Company's alfalfa seed growers and a customer. The Company previously entered into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the nine months ended March 31, 2013 and 2012, the Company purchased from Triangle T $0 and $1,430,984, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company paid Triangle T the same price it agreed to pay its other growers. Mr. Wickersham did not personally receive any portion of these funds.

As one of the Company's previous customers, Triangle T purchased certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company previously sold certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also previously generated revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $0 and $138,578 of certified alfalfa seed and milling services to Triangle T during the nine months ended March 31, 2013 and 2012, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $195,289 of charges from Triangle T during the nine months ended March 31, 2013 for its services and costs in connection with the stevia cultivation program, including $3,420 in monthly rent charges for the use of the 114-acre main plot being used for stevia production. The Company incurred $71,057 of charges from Triangle T during the nine months ended March 31, 2012 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

Amounts due to Triangle T totaled $37,597 and $307,589 at March 31, 2013 and June 30, 2012, respectively.

On November 22, 2011, the Company entered into a one-year Agricultural Sub-Sublease Agreement with Triangle T under the terms of which the Company agreed to sublease approximately 1,400 acres of farmland in Madera County for seed alfalfa production and approximately 1,000 acres for the planting of other crops (collectively, the "Leased Property") owned by John Hancock Life Insurance Company (U.S.A.) ("John Hancock"). John Hancock purchased the property known as Triangle T Ranch from Triangle T in 2010, and the parties entered into an Agricultural Sublease in connection with that purchase transaction. The Company subleased a portion of the Leased Property (the "Subleased Property").

The sub-sublease provided for a lump sum payment of $352,000 in exchange for the right to farm the Subleased Property through November 15, 2012. Although the sub-sublease was between the Company and Triangle T, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company paid for all farming operations and was responsible for keeping, maintaining and repairing the Subleased Property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the Subleased Property. The Company was entitled to all income and proceeds from the farming operations on the Subleased Property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. The Company used the services of TTP employees and TTP equipment in connection with farming the Subleased Property, as needed. The Company incurred $837,542 of charges from Triangle T for its services and costs in connection with farming operations during the nine months ended March 31, 2013.

Glen D. Bornt, who recently joined the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $8,275,714 to IVM during the nine months ended March 31, 2013.   Total amounts due to IVM at March 31, 2013 totaled $2,209,315.

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 and $109,500 of stock-based compensation expense associated with this grant during the three and nine months ended March 31, 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $65,866 of stock-based compensation expense associated with this grant during the three and nine months ended March 31, 2013, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

As of March 31, 2013, options to purchase 852,000 shares of common stock were outstanding and unexercised, 73,000 restricted shares of common stock were outstanding and 280,000 restricted stock units were outstanding. As of March 31, 2013 there were 45,000 shares available under the 2009 Plan for future grants and awards.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	March 31,		March 31,
	2013	2012	2013	2012
Risk-free rate of interest	0.63%	1.10%	-	1.10%
Dividend yield	0%	0%	-	0%
Volatility of common stock	45%	63%	-	56%
Exit / attrition rates	20% - 25%	20% - 30%	-	20%
Target exercise factor	1.5 - 1.75	1.25 - 1.75	-	1.25

A summary of activity related to the Company's 2009 Plan for the year ended June 30, 2012 and nine months ended March 31, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	259,500	4.20	4.33
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	677,000	$4.08	3.36
Granted	175,000	7.20	4.71
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2013	852,000	$4.72	3.04

Options vested and exercisable at March 31, 2013	596,979	$4.21	2.62

The weighted average grant date fair value of options granted and outstanding at March 31, 2013 was $0.81. At March 31, 2013, the Company had $215,311 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.5 years. At March 31, 2013, the Company had $306,841 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 2.1 years. At March 31, 2013, the Company had $2,918,934 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 4.5 years. Stock-based compensation expense recorded for stock options and restricted stock grants for the three months ended March 31, 2013 and 2012 totaled $178,851 and $49,030, respectively. Stock-based compensation expense recorded for stock options and restricted stock grants for the nine months ended March 31, 2013 and 2012 totaled $368,811 and $116,333, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 11 - SUBSEQUENT EVENTS

Acquisition of Seed Genetics International

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed the previously announced acquisition of all of the issued and outstanding ordinary shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "Acquisition"). The Acquisition was completed pursuant to the terms of the Share Acquisition Agreement, dated March 14, 2013 (the "Acquisition Agreement"), by and among SGI's shareholders, the Company, S&W Australia and SGI.

At closing, the SGI shareholders were paid a purchase price of approximately US$16.7 million. The purchase price consisted of the following: US$5.0 million in cash; 864,865 newly issued shares of the Company's common stock (with a market value of US$8,709,191 based upon the closing price of the Company's common stock as reported on the Nasdaq Capital Market on April 1, 2013); and US$3.0 million in the form of a three-year, non-interest bearing, unsecured promissory note.

Class A Warrant Exercises and Redemption

During April and May 2013, 648,232 shares of common stock were issued as a result of 648,232 Class A warrants being exercised at a price of $7.15. The Company received gross proceeds of $4,634,859 from these warrant exercises.

The 27,359 remaining Class A Warrants that were not exercised by the deadline were redeemed by the Company for a price of $0.25 each, for an aggregate redemption cost to S&W of $6,840. There are no remaining Class A Warrants outstanding.

Termination of Consulting Agreement

On April 9, 2013, the Company entered into an agreement to terminate a sales consulting agreement with Richard Penner Consulting, Inc. In consideration for the early termination of the consulting agreement, the Company issued 12,000 unregistered shares of S&W common stock to Richard Penner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed and the dairy industry decline might not recover as quickly as we anticipate. Other risks, uncertainties and assumptions include macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in the Risk Factors set forth in our Prospectus Supplement dated and filed with the Securities and Exchange Commission (the "SEC") on January 11, 2013 (as supplemented by the Supplement to the Prospectus Supplement dated and filed with the SEC on January 15, 2013) and that are otherwise described or updated from time to time in our SEC reports.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which was expanded in fiscal 2012 to include our own farming operations; (ii) our more recently initiated stevia breeding and production operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering in order both to grow the existing alfalfa seed business and take the company in a new direction. Since our initial public offering, we have raised additional capital to help fund the purchase of Imperial Valley farmland, the acquisition of Imperial Valley Seeds in October 2013, the acquisition of Seed Genetics International in April 2013 and for working capital purposes.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties in order to be able to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields, fulfilling our seed requirements both by contracting with farmers in the San Joaquin and Imperial Valleys of California and internally farming acreage we have leased or purchased, processing and bagging the seed at our facility and marketing and selling it as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty caused by the following factors, among others: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops either in reaction to a decline in the dairy industry, which in turn causes shrinking demand for alfalfa hay or because they can make a higher profit planting alternative crops, either way, with the result that smaller quantities of our seed are purchased; (iii) farmers may choose to convert their hay crops to non-certified common seed, and an overabundance of non-certified seed entering the market can drive down the overall market price for alfalfa seed, including the market for certified alfalfa seed; or (iv) the risks of internally farmed operations such as adverse agronomic decisions, weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control. While we are attempting to mitigate these risks, agricultural risks will always remain. As a result of these factors and others, including but not limited to the items discussed in the Risk Factors set forth in our Prospectus Supplement dated and filed with the Securities and Exchange Commission (the "SEC") on January 11, 2013 (as supplemented by the Supplement to the Prospectus Supplement dated and filed with the SEC on January 15, 2013) and that are otherwise described or updated from time to time in our SEC reports our revenue and margins can be difficult to project.

In connection with our alfalfa seed operations since our May 2010 IPO, we have (i) leased acreage in Kern and Madera Counties in California's San Joaquin Valley and in California's Imperial Valley, on which we are producing a portion of our alfalfa seed supply ourselves; (ii) purchased farmland in the Imperial Valley; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and African countries such as Sudan, Egypt and Morocco; (iv) acquired the rights to a portfolio of dormant alfalfa seed varieties in order to expand our product offerings into new geographic regions; (v) contracted with additional farmers to grow our proprietary seed; (vi) completed our first material acquisition by purchasing substantially all of the assets of Imperial Valley Seeds, Inc.; (vii) expanded our sales and marketing efforts; and (vii) on April 1, 2013 completed our largest and most strategic acquisition to date by acquiring 100% of Seed Genetics International, based in Adelaide Australia. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and was harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchased from our contract growers.

While the dairy business on which our alfalfa seed business is largely dependent is subject to significant cycles of over-supply and under-supply, these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but fiscal 2012 and the first nine months of fiscal 2013 reflected a significant turnaround in seed revenue.

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

Our alfalfa seed business is seasonal, and historical sales have been concentrated in the first six months of our fiscal year (July through December) when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. The acquisition of Seed Genetics International on April 1, 2013 provides us with a geographically diversified and year-round production cycle. This will likely partially mitigate this seasonality of our business as the fourth quarter is typically a significant sales quarter for our newly acquired Australian operation. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, by first leasing farmland in fiscal 2011, and then gaining long-term access to additional farmland in the San Joaquin and Imperial Valleys of California through additional leases entered into in fiscal 2012 and farmland purchases in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, this recently implemented direct farming opportunity poses new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for an increasingly significant portion of our seed requirements, the farming decisions we make could have a significant negative impact on our results of operations. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity, while reducing our costs and more directly controlling our inventory.

Beginning in fiscal 2011, we also faced the new challenge created by the availability of Roundup Ready alfalfa ("RRA") in the U.S. We are still uncertain as to the extent to which RRA might negatively impact our business, if at all, but lack of regulations regarding field isolation could raise concerns about contamination of our non-genetically modified organism ("GMO") seed. In fiscal 2012, the first year in which RRA was planted in the San Joaquin Valley, some field contamination was discovered. Moreover, we sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we will have to be able to maintain the integrity of our seed in order to sell in certain parts of the world. We have entered into a series of agreements with Monsanto Corporation and Forage Genetics International to produce and sell GMO alfalfa seed. Due to issues surrounding field contamination and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we will be required to take particular care in the planting of any GMO-based alfalfa seed we grow.

We currently are using less than 25% of our mill capacity, leaving room for substantial revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business.

We have also been developing our stevia business, working closely with PureCircle, one of the world's top stevia breeders and the world's largest stevia processor, in an effort to breed and select the best stevia varieties for the climate, soil and water conditions in the San Joaquin Valley. In July 2010, we entered into a five-year supply agreement with PureCircle under which it agreed to purchase our dried stevia leaf produced from seeds, plants and plant materials sourced from the processor or its agents that meets the contractual specifications, up to 130% of the quantity agreed upon by the parties on an annual basis. In May 2011, we commenced the planting of our first commercial crop of stevia on a 114-acre property near Chowchilla, CA and harvested a portion of that crop in the fall of 2011. We earned a modest amount of revenue from that harvest during the second quarter of fiscal 2012 when the dried leaf was shipped to our customer. In that initial commercial planting operation, our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. In April 2012, we leased a second property, of approximately 156 acres near Los Banos, CA to expand our stevia production. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage.

Our strategy for our stevia operations has been to utilize our research and breeding expertise to develop varieties that can thrive in the state of California, while obtaining attractive taste and yield profiles. Recently, due to weeding control practices, damage to a majority of the fields occurred and we believe it is unlikely that the existing plants will produce the desired levels of leaf that will make it economically viable to continue farming these fields. Stevia plants on the properties in Chowchilla and Los Banos have not emerged from the ground as expected, and we have tentatively concluded that the plants have suffered damage from application of certain herbicides. We are carefully examining the variables related to this year's application of the herbicides and believe that our eventual findings will improve our ongoing research and development of the stevia business. We currently believe that the field in Chowchilla will not produce a commercially viable harvest. We estimate that the Los Banos field has suffered an 80 to 90% loss rate, and expect that we will be able to maintain approximately 20 to 30 acres of stevia production at that site.

Based on our preliminary estimates of the damage to the stevia crops, we recorded an impairment charge of $1,840,209 and $2,140,209 for the three and nine months ended March 31, 2013, respectively. Our harvest of the surviving stevia acreage in Los Banos is expected to occur in August 2013, although the exact timing of the completion of such harvest will depend on the success of our efforts to quantify and mitigate the effects of the herbicides and on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices. Our efforts are focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.   In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

Because this is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. In fiscal 2013, we increased our spending on research and development, but also recorded a stevia inventory impairment charge of $2,140,209. We expect our stevia revenue will be nominal in fiscal 2013 and fiscal 2014, but that our stevia expenditures will be substantially lower for these periods as we focus our spending on research and development.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the three months ended March 31, 2013 was $4,208,735 compared to $2,549,188 for the three months ended March 31, 2012. The $1,659,547, or 65%, increase in revenue for the 2013 third quarter was primarily due to the acquisition of IVS on October 1, 2012 which contributed $3,803,942 of seed revenue. This was offset by a $2,151,547 decrease in seed and crop revenue from S&W's existing ("organic") business. The $2,151,547 decrease in organic seed and crop revenue resulted from a decrease in volumes primarily due to timing of shipments to our customers internationally, primarily in Saudi Arabia. We continue to expect large orders out of Saudi Arabia, however, the timing of these shipments will likely take place in the company's fourth fiscal quarter this year.

Total international sales accounted for 89% of our current period revenue compared to 70% in the comparable period in the prior year. Domestic revenue accounted for 11% and 30% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. The increase in the international sales percentage was due to the acquisition of IVS. Revenue for the three months ended March 31, 2013 included approximately $22,759 of milling and other services compared to $15,607 for the three months ended March 31, 2012.

The following table is a summary of revenue, costs of revenue and gross profits:

	Three Months Ended
	March 31,
	2013			2012

	S&W	IVS	Consolidated	S&W
Alfalfa seed and other crop revenues
Alfalfa seed and other crop revenues	$382,034	$3,803,942	$4,185,976	$2,533,581

Cost of seed and other crop revenue	2,234,419	3,422,798	5,657,217	1,740,130

Gross profit on alfalfa seed and other crop revenue	(1,852,385)	381,144	(1,471,241)	793,451

Total GP% on seed and other crop revenue	-484.9%	10.0%	-35.1%	31.3%

Total GP% excluding stevia impairment charge	-3.2%		8.8%

Milling and other revenue
Milling and other revenue	22,759	-	22,759	15,607
Costs of milling and other revenue	20,192	-	20,192	7,514
Gross profit on milling and other revenue	2,567	-	2,567	8,093
	11%	-	11%	52%

Total revenue	$404,793	$3,803,942	$4,208,735	$2,549,188
Total cost of revenue	2,254,611	3,422,798	5,677,409	1,747,644
Total gross profit	$(1,849,818)	$381,144	$(1,468,674)	$801,544
Total GP %	-457.0%	10.0%	-34.9%	31.4%
Total GP% excluding stevia impairment charge	-2.4%		8.8%

Cost of revenue of $5,677,409 in the three months ended March 31, 2013 was 135% of revenue, while the cost of revenue of $1,747,644 in the three months ended March 31, 2012 was 69% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the $1,840,209 stevia inventory impairment charge taken during the quarter as well as the cost of revenue from IVS, offset by decreased cost of revenue from S&W's organic business.

Excluding the charge for the stevia impairment, total gross profit margins for the current period totaled 8.8% versus 31.4% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to the following factors: 1) the newly acquired IVS business, which represented over 90% of the revenues for the quarter and generated gross profit margins of 10.0%; 2) an increase in seed costs in the current year on S&W's organic operations due to higher average costs paid to third party contract growers as well as higher costs of production on internally operated fields that have been in production less than one year; 3) while the Company has obtained increases in seed sales prices to offset increased costs of production, these increases have not yet offset the increased costs of production; and 4) the company had to burden its cost of goods sold during the third quarter with additional farming related expenses of approximately $70,000 not previously recognized.

We expect to obtain stable or increased sales pricing for the remainder of the fiscal year and anticipate that we will improve gross margins in our core business for the remainder of the fiscal year. Gross margins from our IVS operations improved in the third quarter of fiscal 2013 from 10.0% compared to the preceding second quarter of fiscal 2013 of 8.5%. Gross margins in S&W's organic business, excluding the stevia reserve, were a negative 2.4% in the third quarter of fiscal 2013.  As mentioned above, the company had to burden its cost of goods sold during the third quarter with additional farming related expenses of $70,000 not previously recognized that negatively impacted the third quarters gross margins.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010 on a leased 114-acre property near Chowchilla. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor. Our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. In April of 2012, we leased a second property, of approximately 156 acres near Los Banos, to expand our stevia production. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage. We have experienced substantial herbicide damage to our current stevia crops on both the Chowchilla and Los Banos properties, and currently expect that we will be able to maintain limited commercial production of stevia on approximately 20 to 30 acres of the Los Banos property. We expect to ship modest quantities of stevia leaf to PureCircle in the fourth quarter of fiscal 2013. Based on our current preliminary estimates of the damage to the stevia crops, we recorded an impairment charge of $1,840,209 for the three months ended March 31, 2013. Our next harvest is expected to occur in August 2013, although the exact timing of the completion of such harvest will depend on the success of our efforts to quantify and mitigate the effects of the herbicides, and on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

Our strategy for our stevia operations has been to utilize our research and breeding expertise to develop varieties that can thrive in the state of California, while obtaining attractive taste and yield profiles. Recently, due to weeding control practices, damage to a majority of the fields occurred and we believe it is unlikely that the existing plants will produce the desired levels of leaf that will make it economically viable to continue farming these fields. Stevia plants on the properties in Chowchilla and Los Banos have not emerged from the ground as expected, and we have tentatively concluded that the plants have suffered damage from application of certain herbicides. We are carefully examining the variables related to this year's application of the herbicides and believe that our eventual findings will improve our ongoing research and development of the stevia business. We currently believe that the field in Chowchilla will not produce a commercially viable harvest. We estimate that the Los Banos field has suffered an 80 to 90% loss rate, and expect that we will be able to maintain approximately 20 to 30 acres of stevia production at that site.

Based on our preliminary estimates of the damage to the stevia crops, we recorded an impairment charge of $1,840,209 and $2,140,209 for the three and nine months ended March 31, 2013, respectively. Our harvest of the surviving stevia acreage in Los Banos is expected to occur in August 2013, although the exact timing of the completion of such harvest will depend on the success of our efforts to quantify and mitigate the effects of the herbicides and on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

Our efforts are focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.   In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

As of March 31, 2013, we have incurred $967,912 in stevia expenditures that are included in work in process inventories but these balances have been fully reserved for as part of the impairment charge and as such the net stevia balance in work in process inventory is $0. As of March 31, 2013, we have also incurred $1,167,636 of stevia expenditures which have been recorded as crop production costs, which is a long-term asset on the balance sheet. The net stevia crop production costs balance is $55,339 after deducting the $1,112,297 valuation reserve which was recorded during the three months ended March 31, 2013. The remaining costs have been expensed to research and development expense on the consolidated statement of operations.

Because we are still in the earliest stages of commercial stevia development and the current crops have suffered substantial herbicide damage, it is currently unknown whether the remaining stevia crop will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we develop best agronomic practices for stevia. We further expect that our costs will decline in the remainder of fiscal 2013 and in fiscal 2014 as we delay the expansion of our commercial production and focus on breeding improved varieties of stevia, improving our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2013 totaled $1,280,563 compared to $633,024 for the three months ended March 31, 2012. The $647,539, or 102%, increase in SG&A expense versus the comparable period prior year was primarily due to an increase in non-cash stock-based compensation which totaled $178,851 in the current period versus $49,030 in the comparable period of the prior year and $132,536 of non-recurring transaction costs associated with the acquisition of Seed Genetics International. In addition the Company had an increase in personnel costs as the Company continues to invest in personnel to support its overall growth. As a percentage of revenue, SG&A expenses were 30% in the current period compared to 25% in the third quarter ended March 31, 2012.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended March 31, 2013 totaled $69,835 compared to $44,393 in the comparable period in the prior year. R&D expenses increased $25,442 in the current quarter due to a $13,495 increase in our alfalfa seed product development expenses and an $11,947 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2013 was $154,423 compared to $64,775 for the three months ended March 31, 2012. Included in the amount was amortization expense for intangibles assets, which totaled $98,169 in the current quarter and $15,196 in comparable period of the prior year. The $82,973 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the IVS business combination.

Interest Expense, Net

Interest expense, net during the three months ended March 31, 2013 totaled $8,804 compared to $4,363 for the three months ended March 31, 2012. Interest expense consisted of interest incurred on the Company's credit facility plus the fees for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense (Benefit)

Income tax benefit totaled $1,109,925 for the three months ended March 31, 2013 compared to income tax expense of $36,178 for the three months ended March 31, 2012.

Net Income (Loss)

We had a net loss of $1,872,374 for the three months ended March 31, 2013 compared to net income of $20,641 for the three months ended March 31, 2012. The decrease in profitability was attributable primarily to the stevia inventory impairment charge and overall decreased gross profit margins, as discussed above. The net loss per basic and diluted common share for the current quarter was $0.21, compared to net income per basic and diluted common share of $0.00 for the three months ended March 31, 2012.

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Revenue and Cost of Revenue

Seed and Crop Revenue and Milling and Other Services

Revenue for the nine months ended March 31, 2013 was $24,614,353 compared to $13,392,896 for the nine months ended March 31, 2012. The $11,221,457 or 84%, increase in revenue for the 2013 period was primarily due to acquisition of IVS on October 1, 2012 which contributed $11,102,595 of seed revenue and the remainder of the increase was due to a $520,031 increase in seed and crop revenue from S&W's existing ("organic") business partially offset by a $401,169 decrease in milling and other services. The $520,031 or 4% increase in organic seed and crop revenue was due to an increase in pricing partially offset by a decrease in volumes sold. The improved results were partially offset by limited seed inventory levels. International sales accounted for 81% of our current period revenue compared to 72% in the comparable period in the prior year. Domestic revenue accounted for 19% and 18% of our total revenue for the nine months ended March 31, 2013 and 2012, respectively. The increase in the international sales percentage was due to the acquisition of IVS. Revenue for the nine months ended March 31, 2013 included approximately $498,969 of milling and other services compared to $900,138 for the nine months ended March 31, 2012. The decrease was due to lower volumes of grain processing.

The following table is a summary of revenue, costs of revenue and gross profits:

	Nine Months Ended
	March 31,
	2013			2012

	S&W	IVS	Consolidated	S&W
Alfalfa seed and other crop revenues
Alfalfa seed and other crop revenues	$13,012,789	$11,102,595	$24,115,384	$12,492,758

Cost of seed and other crop revenue	13,160,353	10,101,200	23,261,553	8,998,932

Gross profit on alfalfa seed and other crop revenue	(147,564)	1,001,395	853,831	3,493,826

Total GP% on seed and other crop revenue	-1.1%	9.0%	3.5%	28.0%

Total GP% excluding stevia impairment charge	15.3%		12.4%

Milling and other revenue
Milling and other revenue	498,969	-	498,969	900,138
Costs of milling and other revenue	158,620	-	158,620	317,335
Gross profit on milling and other revenue	340,349	-	340,349	582,803
	68%	-	68%	65%

Total revenue	$13,511,758	$11,102,595	$24,614,353	$13,392,896
Total cost of revenue	13,318,973	10,101,200	23,420,173	9,316,267
Total gross profit	$192,785	$1,001,395	$1,194,180	$4,076,629
Total GP %	1.4%	9.0%	4.9%	30.4%
Total GP% excluding stevia impairment charge	17.3%		13.5%

Cost of revenue of $23,420,173 in the nine months ended March 31, 2013 was 95% of revenue, while the cost of revenue of $9,316,267 in the nine months ended March 31, 2012 was 70% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the acquisition of IVS and an increase in the costs paid to third-party contract growers coupled with higher costs of production on internally operated fields that had been in production less than one year. Our average cost per pound of seed sold in S&W's organic business increased approximately 31% from the comparable period in the prior year. Margins on seed and crop revenue totaled 12.4% (excluding the $2,140,209 stevia impairment charge) in the current period versus 28.0% in the comparable period in the prior year.

Excluding the charge for the stevia impairment, total gross profit margins for the current period totaled 13.5% versus 30.4% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to the following factors: 1) the newly acquired IVS business generated gross profit margins of 9.0% which lowered the overall profit margins of the combined business; 2) the significant increase in seed costs in the current year contributed to the decrease in the total gross profit margins in the current period; and 3) the Company's milling revenues decreased from the comparable period of the prior year, and although they are a small portion of overall revenues, milling services have historically generated higher gross profit margins. The Company expects to obtain stable or increased sales pricing for the remainder of the fiscal year and anticipates that it will improve gross margins for the remainder of the fiscal year.

Stevia Breeding and Production Program

We have experienced substantial herbicide damage to our current stevia crops on both the Chowchilla and Los Banos properties, and currently expect that we will be able to maintain limited commercial production of stevia on approximately 20 to 30 acres of the Los Banos property. We expect to ship modest quantities of stevia leaf to PureCircle in the fourth quarter of fiscal 2013. Based on our current preliminary estimates of the damage to the stevia crops, we recorded an impairment charge of $1,840,209 for the three months ended March 31, 2013. Our next harvest is expected to occur in August 2013, although the exact timing of the completion of such harvest will depend on the success of our efforts to quantify and mitigate the effects of the herbicides, and on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

Our strategy for our stevia operations has been to utilize our research and breeding expertise to develop varieties that can thrive in the state of California, while obtaining attractive taste and yield profiles. Recently, due to weeding control practices, damage to a majority of the fields occurred and we believe it is unlikely that the existing plants will produce the desired levels of leaf that will make it economically viable to continue farming these fields. Stevia plants on the properties in Chowchilla and Los Banos have not emerged from the ground as expected, and we have tentatively concluded that the plants have suffered damage from application of certain herbicides. We are carefully examining the variables related to this year's application of the herbicides and believe that our eventual findings will improve our ongoing research and development of the stevia business. We currently believe that the field in Chowchilla will not produce a commercially viable harvest. We estimate that the Los Banos field has suffered an 80 to 90% loss rate, and expect that we will be able to maintain approximately 20 to 30 acres of stevia production at that site.

Based on our preliminary estimates of the damage to the stevia crops, we recorded an impairment charge of $2,140,209 for the nine months ended March 31, 2013, respectively. Our harvest of the surviving stevia acreage in Los Banos is expected to occur in August 2013, although the exact timing of the completion of such harvest will depend on the success of our efforts to quantify and mitigate the effects of the herbicides and on factors such as bloom rate and results of our internal tests, as we continue to evaluate and settle upon best farming practices.

Our efforts are focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.   In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

As of March 31, 2013, we have incurred $967,912 in stevia expenditures that are included in work in process inventories, but these balances have been fully reserved for as part of the impairment charge and as such the net stevia balance in work in process inventory is $0. As of March 31, 2013, we have also incurred $1,167,636 of stevia expenditures which have been recorded as crop production costs, which is a long-term asset on the balance sheet. The net stevia crop production costs balance is $55,339 after deducting the $1,112,297 valuation reserve which was recorded during the three months ended March 31, 2013. The remaining costs have been expensed to research and development expense on the consolidated statement of operations.

Because we are still in the earliest stages of commercial stevia development and the current crops have suffered substantial herbicide damage, it is currently unknown whether the remaining stevia crop will produce multiple cuttings and whether the cuttings will result in improved yields, although we expect future harvests will provide crop improvements as we develop best agronomic practices for stevia. We further expect that our costs will decline in the remainder of fiscal 2013 and in fiscal 2014 as we delay the expansion of our commercial production and focus on breeding improved varieties of stevia, improving our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 2013 totaled $3,096,003 compared to $2,102,742 for the nine months ended March 31, 2012. The $993,261 or 47% increase in SG&A expense versus the comparable period prior year was primarily due to 1) the acquisition of IVS which contributed $165,335 of additional expenses; 2) a $252,479 increase in non-cash stock-based compensation which totaled $368,812 in the current period versus $116,333 in the comparable period of the prior year; 3) $185,285 of non-recurring transaction costs associated with the acquisition of IVS and SGI; and 4) an increase in personnel costs as the Company continues to invest in personnel to support its overall growth. As a percentage of revenue, SG&A expenses were 13% in the current period compared to 16% in the prior year period.

Research and Development Expenses

Research and development expenses ("R&D") for the nine months ended March 31, 2013 totaled $275,302 compared to $198,898 in the comparable period in the prior year. R&D expenses increased $76,404 in the current period due to a $52,088 increase in our alfalfa seed product development expenses and a $24,316 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2013 was $374,572 compared to $201,386 for the nine months ended March 31, 2012. Included in the amount is amortization expense for intangibles assets, which totaled $212,492 in the current period and $45,587 in comparable period of the prior year. The $166,905 increase in amortization expense in the current period is directly attributable to the addition of intangible assets acquired in the IVS business combination.

Interest Expense, Net

Interest expense, net during the nine months ended March 31, 2013 totaled $30,901 compared to $12,785 for the nine months ended March 31, 2012. Interest expense consisted of interest incurred on the Company's credit facility plus the fees for the unused credit facility, partially offset by interest income derived from cash and cash equivalents.

Income Tax Expense (Benefit)

Income tax benefit totaled $945,589 for the nine months ended March 31, 2013 compared to income tax expense of $549,816 for the nine months ended March 31, 2012. The effective tax rate was 36.6% versus 35.8% in the prior year.

Net Income (Loss)

We had a net loss of $1,637,009 for the nine months ended March 31, 2013 compared to net income of $986,470 for the nine months ended March 31, 2012. The decrease in profitability was attributable primarily to the stevia inventory impairment charge and overall decreased gross profit margins, as discussed above. The net loss per basic and diluted common share for the current period was $0.21, compared to net income per basic and diluted common share of $0.17 for the nine months ended March 31, 2012.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In fiscal 2013, we paid our growers approximately 50% in October 2012, and the remaining 50% was paid in February 2013. Our U.S. alfalfa seed harvest occurs during our first fiscal quarter (August and September), and we typically process most of our alfalfa seed during September, October and November. Therefore, the value of U.S. inventory is the highest in the first and second quarters, as are our labor costs. But we also typically generate the greatest amount of revenue during the first and second quarters and cash receipts during the second and third fiscal quarters (October through March). The acquisition of Seed Genetics International, an Australian-based alfalfa seed company, in April 2013 provides the Company with a geographically diversified and year-round production cycle which will likely result in less quarter-to-quarter fluctuation in our working capital and working capital requirements.

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

In May 2012, we sold 1,000,000 shares of our common stock in a confidentially marketed public offering that priced at $5.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of $5,006,311. In September 2012, we sold 600,000 shares of our common stock in a private placement to one accredited investor, which was priced at $5.85 per share, resulting in net proceeds received by us of $3,463,100.

On January 16, 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.4 million.

On March 12, 2013, we announced that we were exercising our option to call for redemption the Class A warrants. As of March 31, 2013, 724,409 shares of common stock were issued as a result of 724,409 Class A warrants being exercised. We received proceeds, net of fees and expenses, of $5,167,462 as of March 31, 2013.

During April and May 2013, 648,232 shares of common stock were issued as a result of 648,232 Class A warrants being exercised at a price of $7.15. The Company received gross proceeds of $4,634,859 from these warrant exercises during our fourth quarter of FY `13.

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equaled 2.2% per annum as of May 10, 2013. The line of credit bears a standby fee on one- half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. There are no amounts outstanding on the line of credit at March 31, 2013.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter, the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities	$(4,563,840)	$2,824,474
Cash flows from investing activities	(10,457,669)	(336,182)
Cash flows from financing activities	20,861,386	-
Net increase in cash	5,839,877	2,488,292
Cash and cash equivalents, beginning of period	8,235,495	3,738,544
Cash and cash equivalents, end of period	$14,075,372	$6,226,836

As of March 31, 2013, we had cash and cash equivalents of approximately $14.1 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the nine months ended March 31, 2013, operating activities used $4,563,840 in cash, as a result of a net loss of $1,637,009 and an increase in accounts receivable of $6,136,983 and an increase in crop production costs of $2,716,885 partially offset by a decrease in inventories of $1,616,484 and an increase in accounts payable (including related parties) of $2,499,652. For the nine months ended March 31, 2012, operating activities provided $2,824,474 in cash, as a result of net income of $986,470 and an increase in accounts payable (including related parties) of $1,564,844, partially offset by an increase in accounts receivable of $1,271,691.

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

Our largest customer, which is located in Saudi Arabia, owed us approximately $2.7 million at March 31, 2013. In April 2013, we received payments of approximately $1.2 million and expect the remaining balances to be collected during the fourth quarter. These outstanding invoices have 90-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together.

Investing Activities

Our investing activities during the nine months ended March 31, 2013 totaled $10,457,669. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which will be used for alfalfa seed production; 2) the acquisition of Imperial Valley Seeds on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; 4) the acquisition of additional farmland in Imperial Valley in February 2013; and 5) the acquisition of proprietary dormant alfalfa seed varieties. Our investing activities during the nine months ended March 31, 2012 totaled $336,182. These activities consisted primarily of the purchase of our distributor's customer list for $165,000 and the purchase of bee trailers and irrigation equipment totaling $177,682. During fiscal 2013 and 2014, we expect to have ongoing capital expenditure requirements to support our alfalfa seed production plans and other infrastructure needs.

Financing Activities

Our financing activities during the nine months ended March 31, 2013 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of $3.5 million from this transaction. In January 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.4 million. On March 12, 2013, we announced that we exercised our option to call for redemption the Class A warrants. As of March 31, 2013, 724,409 shares of common stock were issued as a result of 724,409 Class A warrants being exercised. We received proceeds, net of fees and expenses, of $5,167,462 as of March 31, 2013. We also entered into a long-term loan with Wells Fargo generating proceeds of $2,625,000 all of which were used for the purchase of Imperial Valley farmland. We did not have any financing activities during the nine months ended March 31, 2012.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2013.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description
2.1		Share Acquisition Agreement dated March 14, 2013, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2013 (SEC File Number 001-34719)
10.1		Purchase Agreement and Escrow Instructions dated December 21, 2013 by and between Imperial Morningstar Land Company LLC, Coast Imperial Partners and S&W Seed Company
10.2

Purchase Agreement dated as of January 11, 2013 by and between S&W Seed Company and Piper Jaffray & Co., incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 11, 2013 (SEC File Number 001-34719)

10.3

Employment Agreement with Mark S. Grewal dated February 26, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2013 (SEC File Number 001-34719)*

10.4

Employment Agreement with Matthew K. Szot dated April 1, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2013 (SEC File Number 001-34719)*

10.5

Contract of Employment Dennis Jury dated March 28, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2013 (SEC File Number 001-34719)*

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*	Management contract or compensating plan or arrangement.
101.INS	(1)	XBRL Instance Document
101.SCH	(1)	XBRL Taxonomy Extension Schema Document
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2013.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)