Form 10-K
period 2013-06-30
S&W Seed Co
filed 2013-09-30
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

(Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $45,212,412.

The number of shares outstanding of common stock of the Registrant as of September 26, 2013 was 11,605,907.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement related to its 2013 Annual Meeting of Stockholders be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 30, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Our reporting currency is the U.S. dollar. We translate our foreign operations' asset and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period.  Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income.  Gains or losses from foreign currency transactions are included in the consolidated statement of operations.

Unless the context otherwise requires, the terms "we," "our," "us," and "S&W" as used in this Report refer to S&W Seed Company and its subsidiaries and do not refer to Seed Genetics International Pty Ltd ("SGI"). As we acquired SGI in late fiscal 2013, we do not include SGI as part of the historical discussion of our business or operations except as specifically noted.

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in the Central Valley of California, we are the leading producer of warm climate, high-yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils. We also offer seed cleaning and processing for other seed manufacturers. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009 in Delaware, having bought out the former partners between June 2008 and May 2010, and reincorporated as a Nevada corporation in December 2011. Following our initial public offering in fiscal 2010, we expanded certain pre-existing business initiatives and added new ones, including:

●

increasing our farming acreage dedicated to alfalfa seed production by both acquisition of leased and purchased farmland and by increasing the number of acres under contract with growers in the Central and Imperial Valleys of California;

●

teaming with Forage Genetics International, LLC ("Forage Genetics") and Monsanto Corporation ("Monsanto") to develop genetically modified organism (GMO) alfalfa seeds, using our germplasm and Monsanto's genetically modified traits;

●	developing stevia varieties in response to growing demand for the all-natural, zero calorie sweetener;
●	acquiring the customer list of our primary international distributor of alfalfa seed;
●	entering into the dormant market via the acquisition of dormant germplasm in August 2012;
●	entering into production of non-GMO seed in the Imperial Valley, California by purchasing farmland and by acquisition of Imperial Valley Seeds, Inc. ("IVS") in October 2012; and
●	entering into production of non-GMO seed in Australia by acquisition in April 2013 of the dominant local producer, Seed Genetics International Pty Ltd ("SGI").

Our combination with SGI creates the world's largest non-dormant alfalfa seed company, and our combined company will have the competitive advantages of year-round production, which extends to all areas of the alfalfa seed business, including sales, inventory management and cash collection cycles. SGI was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, it changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011 changed its name to Seed Genetics International Pty Ltd. SGI's principal office space is located in Unley, South Australia.

We also own a seed-cleaning and processing facility in Five Points, California that was modernized and rebuilt in the late 1980's. The property encompasses a total of 40 acres, including 35 acres that are in reserve for future development and five acres with permanent structures and three seed-processing lines. In recent years, the facility has operated at less than 25% of capacity, providing ample opportunity for growth, both in terms of cleaning the alfalfa seed we grow or purchase from our growers and providing cleaning services for San Joaquin Valley growers of small grains such as wheat, barley and triticale.

World Agriculture

One of the biggest challenges of the 21st century will be to expand agricultural production so that it can meet the food and nutritional demands of the world's growing population. According to World Population Prospects, The 2011 Revision, Executive Summary, published by the United Nations in 2009, the world population is estimated to surpass 9.0 billion by 2050.

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

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as "forage" for livestock, including dairy and beef cattle, horses and sheep. It is most often harvested as hay, but can also be made into silage, grazed, or fed as greenchop. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay.

Alfalfa is indigenous to the Middle East where it is considered a "non-dormant" plant, meaning it grows year round. "Dormant" varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them.  Dormancy is rated using a numerical system under which "dormant" varieties are rated toward the lower end of a 1 through 10 scale, such as 2 through 4, while "non-dormant" varieties are rated toward the upper end of the scale, such as 8 through 10. The number typically identifies the number of cuttings that a farmer might be able to obtain each year. For the past 30 years, we have focused our efforts on the "non-dormant" market, which is best suited to hot, dry climates, where the growing season lasts for most of the year, resulting in larger yields per acre.

While exact production estimates worldwide are difficult to obtain, approximately 150 million pounds of alfalfa seed are produced worldwide each year. Alfalfa seed for the "non-dormant" marketplace is primarily grown in just a few key regions of the world, including the San Joaquin Valley of California, the Imperial Valley of California, and Southern Australia.  However, the growing regions for "non-dormant" alfalfa hay include the Southwestern U.S., the Middle East, North Africa, Latin America and other hot, arid regions of the world.

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

Stevia and the Sweetener Industry

Stevia is a newcomer in the estimated over $50 billion global sweetener market. Although this market is still dominated by sugar, sugar substitutes now account for more than $5 billion of the global sweetener market (according to data derived from Artificial Sweeteners-Global Strategic Business Report, Global Industry Analysts, Inc., July 2007; United States Department of Agriculture, Economic Research Service, and World Sugar Reports). Stevia leaf and its refined products constitute a natural, non-caloric high intensity sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar.

The stevia plant is indigenous to the rain forests of Paraguay and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China.

The incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009. Stevia has the advantage of not breaking down with heat, making it more stable for cooking than other sugar alternatives. In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods. According to published industry data, stevia brands PureVia®, Truvia® and Stevia in the Raw® have seen sales increases and increased market share since 2009, while the artificial sweetener brands have experienced declining sales and market share.

We believe that widespread acceptance of stevia and its derivatives will justify commercial production in the U.S. and that the climate in the California's San Joaquin Valley is well-suited for stevia cultivation. Moreover, we also believe that the stringent regulation of agricultural production in California by state and federal government agencies inspires consumer confidence in products grown and processed in California, and therefore, California is poised to be a major grower and processor of stevia as the commercial market for food, drink and healthcare products incorporating stevia grows.

Business Strategy

We strive to enhance our growth potential and improve gross margins by increasing our alfalfa seed business and by leveraging our expertise in plant development.

Our goal is to grow our alfalfa seed business by:

●

increasing our farming acreage dedicated to alfalfa seed production by both acquisition of leased and purchased farmland and by increasing the number of acres under contract with growers in the Central and Imperial Valleys of California, and in Australia;

●	increasing distribution into foreign markets through sales in the Middle East, Africa, Mexico and Latin America ;
●	expanding and improving our domestic distribution channels;
●	promoting worldwide the economic advantages of our high-yielding alfalfa seed varieties and our salt-tolerant alfalfa seed varieties;
●	continuing our breeding program in order to develop new varieties with those characteristics most desired by farmers; and
●	expanding our assortment of available varieties to include lower dormancy varieties that are suited to geographic regions we currently do not service.

We also plan to exploit the emerging market of stevia breeding, cultivation and sales by continuing our breeding program that is designed to identify the most favorable varieties for producing the best flavor and other desired characteristics suited to our local growing conditions and developing best practices for growing, harvesting and processing of stevia in order to both reduce labor costs and increase the quality and quantity of harvested stevia.

We also recognize that our milling facilities offer revenue growth potential by expanding mill utilization during those portions of the year when the mill is not in use for cleaning and conditioning alfalfa seed. We do not anticipate that providing cleaning and conditioning services for third parties will ever represent a significant portion of our revenue, it does represent our highest margin business. Accordingly, we have the opportunity to increase revenue and profits by more aggressively pursuing milling services and co-packing arrangements with farmers in the San Joaquin Valley.

Alfalfa Seed Product Development

Our alfalfa plant breeding and development program has historically been focused on certified alfalfa seed varieties that are optimized for Mediterranean climates. Alfalfa plants that contribute genetics to our alfalfa varieties are selected from old alfalfa plantings by visual and analytical means for preferred characteristics of both above ground shoot growth and for healthy roots under multiple adverse growing conditions.

The selection process and seed production process is outdoors under normal field growing environmental conditions. Our competitors' varieties are mostly developed in greenhouses with fabricated soils and controlled atmospheric conditions.

We differentiate ourselves by planting in an outdoor nursery with highly saline soils and caged in 30 feet by 30 feet plots for cross-pollination of flowers using both honey bees and leafcutter bees to produce what is known as synthetic generation No. 1 seed. ("Syn 1 seed"). Syn 1 seed is then planted in another block within the outdoor nursery to determine if plant growth is uniform for desired visual traits. If plant growth is acceptable, then second generation seed ("Syn 2 seed") is produced. Syn 2 seed is tested for forage yield in third-party university yield trials in the expected areas of environmental use. Syn 2 seed is also tested for resistance to several insects, diseases and nematodes by a contracting laboratory. Although we use a particular laboratory for this purpose, this work can be handled by a number of different independent laboratories.

If the yield trial data and resistance data meet our quality standards, we may then pursue salt tolerance selection of plants, which is conducted by an unaffiliated university. This process may take two to four generations of plant selection and seed production in our nursery to produce the final breeder seed for a salt-tolerant variety. All testing of our alfalfa varieties for yield and resistance characteristics is done by professional third-party contractors to protect against potentially biased results. All of our alfalfa varieties are certified by the National Alfalfa Variety Review Board of the Association of Official Seed Certifying Agencies ("AOSCA") prior to marketing.

Once an alfalfa seed variety has been bred to the point where we determine that it can be commercialized, we produce increasingly larger quantities through the seed development process. Seed development is divided into three stages: The breeder generation of seed is planted to produce the foundation generation of seed. Foundation seed is planted to produce certified seed for marketing. Foundation seed is the seed that we produce from the original seed of a particular variety (breeder seed) and maintain to generate larger crops of what then will become certified seed. The point at which breeder seed becomes foundation seed is entirely up to us in cooperation with the Crop Improvement Association (of California, other States or Canada) and if sufficient breeder seed is available, we may go directly to certified seed, skipping the foundation seed stage completely. However, the foundation seed cycle is usually needed to produce sufficient seed to increase the acreage planted to yield the certified seed.

In Australia, SGI follows a similar certification process. All testing of SGI's alfalfa varieties for yield and resistance characteristics is done by professional third-party government or government-authorized contractors to protect against potentially biased results.  These entities that test and certify seed operate under the rules and regulations of the AOSCA, The Organisation for Economic Co-operation and Development (OECD) and the International Seed Testing Association (ISTA).

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding, dating back to the early 1980s when S&W's first varieties were introduced to the market. Starting in 2001, our Australian subsidiary, SGI, began a breeding program targeted to creating varieties that maximize seed yields, thereby reducing the cost of seed production. We believe we differentiate our products by optimizing our varieties for geographical regions that have hot climates and, in the case of S&W varieties, high-salt soil or water conditions. While non-dormant varieties will remain the mainstay of our product line, we have recently acquired a selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions. We commenced production of these newly acquired varieties in the summer of 2013, with seed expected to be available for sale in the fall of 2014.

Our leading competitive advantage is that we offer select varieties that enable farmers to achieve excellent alfalfa hay production with all of our seed varieties, notwithstanding highly challenging soil and growing conditions. We operate research projects in North America and Australia and participate in yield trials in many of the major alfalfa production areas of the world that have Mediterranean to arid climates. Historically, a significant portion of our seed has been exported to the Middle East and sub-Saharan Africa where these conditions exist. Through our distributors, we also export seed to Mexico, as well as portions of the western U.S. Because of its high-protein content and highly digestible fiber, alfalfa is grown for feed supplement including dairy feed which, in turn, produces dairy products that serve as an economical protein source.

Many years are needed to create, test and build a market for seed products. We enjoy barriers to entry because of the long length of time required to develop competitive alfalfa seed varieties. We have been continually developing our current proprietary, non-dormancy varieties in California since 1980 and in Australia since 2001. Our alfalfa-breeding program has focused on improved yield, salt tolerance, forage quality, pest resistance and persistence (stand life). Our high-yielding seed varieties enable farmers to harvest more alfalfa hay from their acreage, as compared to our competitors' lower yielding varieties. Our accomplishments include:

●	industry leadership in breeding for high seed yields, thereby making our varieties more profitable to our growers;
●	our salt tolerant varieties which are bred to produce excellent hay in highly adverse and saline growing conditions;
●	our new GMO varieties which we are developing to be both salt tolerant and "Roundup Ready®";
●	recognition as the leader in developing and marketing new non-dormant level 10 varieties that have superior winter activity and forage production compared with competing products;
●	consistent top-10 ranking of our S&W varieties in a field of more than 300 alfalfa varieties tested in UC Davis yield trials;
●	our SGI varieties which produce excellent hay while also maximizing the amount of seed that our alfalfa seed growers can produce per acre; and
●	excellent stand persistence, meaning stand is resilient against tractor and bailing traffic, allowing fast recovery and high yields for strong multi-year strands.

S&W Varieties

S&W varieties are all bred and developed to meet the guidelines for certification by the CCIA. Our primary S&W products are our high fall dormancy ("FD") alfalfa seed varieties. Varieties with higher FD ratings begin to grow earlier in the spring and continue to grow later into the fall, thereby extending the growing season and providing the potential of increased yield. Our leading high dormancy varieties include SW 10, SW 9720, SW 9215, SW 9628 and SW 8421S and SW 8718. Of these varieties, SW 9720, SW 9215 and SW 8421S are bred to perform very well in highly saline conditions that would stunt or kill ordinary alfalfa. In addition to FD 10, 9 and 8 varieties, we also have developed other varieties, including FD 7, 6 and 4 varieties. In February 2012, we announced the certification of our first proprietary dormant alfalfa seed variety, which was specifically bred to thrive in high altitude and cooler climates. In August 2012, we purchased the rights to a portfolio of alfalfa varieties suited for higher elevations and colder climate conditions, marking our commitment to expand more aggressively into the dormant variety market. The colder climate or higher elevation varieties that we acquired are in the range of FD 3, 4 and 5.

Our highest dormancy varieties (FD 10 and 9) are by far the largest part of our business and are best suited to hot, arid climates. Our salt tolerant high-FD varieties do well in salty irrigation waters and salty soils. By contrast, our FD 4 variety is adapted to the winter-hardy intermountain west and to irrigated areas of the Sacramento Valley and Northern San Joaquin Valley of California. Our breeding and genetics experts continue the multi-year process of developing improved varieties over much of the dormancy spectrum, but concentrating primarily on high salt- and heat-tolerant, non-dormant alfalfa seed, where we have established ourselves as a leading provider. We also plan to create blends of seed varieties.

We grow no alfalfa seed intended for human consumption, which alleviates the need to comply with the more rigorous regulatory requirements applicable to products intended for human consumption.

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. Approximately half of alfalfa seed sold by IVS in fiscal 2013 was common variety (i.e., uncertified seed) while the other half consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties sold by IVS and acquired by us are LaJolla, Catalina and Saltana

SGI Varieties

SGI has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequal and SuperSiriver. Since 2002, the varieties developed by SGI have attracted an expanding grower base, and in 2012, SGI exceeded 60% of the total Australian certified proprietary alfalfa seed production. SGI's alfalfa seed varieties are bred to resist disease, create persistence in the field, and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. SGI's proprietary varieties exhibit superior seed yield capability compared to traditional non-proprietary alfalfa varieties in Australia with the most recent varieties showing the highest seed yields. Forage yields of the older SGI proprietary varieties are at least equivalent to traditional non-proprietary varieties and the forage yields of the more recent SGI varieties are even better. All of SGI's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

SGI has a number of developments within its breeding program pertaining to semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, SGI has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino and Super Haifa. Similar to SGI's alfalfa varieties, SGI's clover varieties produce comparatively higher seed yields. In fiscal 2013, clover sales represented 10% of SGI's total seed sales. SGI's white clover varieties are used for forage and ornamentation.

Genetically Modified Organism Alfalfa

Currently, Europe, the Middle East and certain other parts of the world prohibit the sale of genetically modified organism (GMO) alfalfa. Therefore, historically, we have not employed genetic engineering in the breeding of our seed varieties, which permits our products to be sold throughout the world. As a result of the January 2011 deregulation by the U.S. Department of Agriculture (the "USDA") of Roundup Ready® alfalfa, a GMO product, Roundup Ready® alfalfa is currently being grown in the United States without any federal or state regulations governing field isolation and other protections.

Collaborative stewardship programs have been developed to facilitate the coexistence of GMO and non-GMO seed. For example, in 2010, the AOSCA launched its Alfalfa Seed Stewardship Program (the "ASSP"). The ASSP is a voluntary, fee-based certification program for the production of alfalfa seed to be sold into markets that prohibit the sale of GMO alfalfa. ASSP certification of seed fields includes testing for GMO material and observance of a minimum stated isolation distance of five miles from any GMO alfalfa seed production field. Also in 2010, the California Crop Improvement Association (the "CCIA") developed a web-based alfalfa seed field isolation "pinning" map for alfalfa seed production in the Western U.S. This map is intended to pin both GMO and non-GMO seed fields. Although beneficial to growers and customers alike these stewardship programs do not afford legal protection to non-GMO growers. We believe that our farming practices currently meet the ASSP and CCIA requirements, including the field isolation requirements.

A large majority of our customers are located within regions, including Saudi Arabia, that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our seed production could limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate an accidental occurrence of GMO in our seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

We continue to evaluate our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations. In April 2013, we entered into a license agreement with Forage Genetics to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with Forage Genetics and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This development of biotech seed varieties consists of several phases including lab work and field trials to confirm agronomic performance and trait efficiency of each developed variety. Upon completion of the field trials for any developed variety, we may elect to commercialize the variety and enter into a variety-specific license agreement with Forage Genetics pursuant to which we would pay certain royalties and access fees.

As a result of the increasing use of Roundup Ready® alfalfa by traditional hay farmers and the lack of federal or state rules requiring adequate isolation of Roundup Ready® alfalfa fields from conventional fields to prevent cross-pollination of GMO plants with non-GMO plants, we have experienced an increase in the number of seeds in recent harvests that have tested positive for the adventitious presence of GMO. To date, the low percentage of seeds that have tested positive has not undermined our ability to meet international demand, and we expect to be able to sell these seeds domestically and in other juisdictions that permit the importation of GMO alfalfa at our customary prices for certified seed. Nevertheless, we are taking proactive steps to protect our seed crops to ensure we have sufficient seed to meet the demand for our varieties in international markets. These steps include seeking collaborative agreements, regulations, or other measures to ensure neighboring farms that raise GMO alfalfa in the San Joaquin Valley limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and acquiring land and expanding our contracted grower base in the Imperial Valley of California, where to our knowledge GMO alfalfa is not yet being grown. In addition, we may increase the use of leafcutter bees to pollinate our crops, because these bees do not form colonies and fly more limited ranges than honey bees, which makes the leafcutter bees less likely to bring GMO-bearing pollen into our fields. Finally, we plan to grow a portion of our S&W varieties in South Australia.

Alfalfa Seed Cleaning and Processing

Processing is similar in our three growing regions of Australia, San Joaquin Valley (California), and Imperial Valley (California). Upon harvesting, our growers (or our employees, on those acres that we directly farm) collect raw seed in large truck-pulled containers loaded from combines on the fields. Each container is weighed as it arrives at a milling facility. Each lot is tagged with grower-specific lot numbers and its weight, then stored. Seed is sent to seed-cleaning lines, where it is cleaned and foreign matter, such as weeds, is removed. The seed is then stored in bulk. Upon the receipt of purchase orders, the seed is then weighed, bagged, palletized until ready for shipment and then shipped. Although the process is the same for each lot, we can treat specific seed pursuant to the customer's specifications, including chemical applications. Some export and domestic orders also require the seed to be coated, which we outsource to IVM in the Imperial Valley or to an independent seed-coating company.

We take samples to assure that all noxious weed seed and inert material has been removed. As and when the samples are cleared by an official seed analysis report, we send the reports to the appropriate agency for its certification.

S&W Processing

During fiscal 2013, we cleaned and processed approximately 2.8 million pounds of seed on our three cleaning lines, which is substantially below the capacity of these facilities. In future growing seasons, we could increase utilization of our processing facilities both by adding shifts and, where advisable, implementing further plant improvements that we believe would increase plant efficiency or provide additional services such as seed coating.

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

All of our proprietary California seed is certified by the CCIA, and we bag it in sacks for our domestic sales. For specific foreign markets, additional pre-shipment testing may be required. Seed samples are sent to the Federal Seed Laboratory (U.S. Department of Agriculture) for shipments to Saudi Arabia and the majority of all other international shipments. Seed samples are sent to the California Department of Food & Agriculture Seed Laboratory for each lot of seed we market in Mexico in order to qualify for a Phytosanitary Certificate issued by the USDA, a requirement for all seed shipments to Mexico.

Unlike many seed varieties, particularly many kinds of vegetable seed, alfalfa seed improves with some aging. If we do have unsold seed at the end of the planting season, it can be stored and sold in the future years.

SGI Processing

SGI's growers contract directly with independent mills in the southeast region of Southern Australia for the cleaning and preparation of SGI's varieties. Four milling facilities are used by SGI's grower to clean and process the majority of SGI alfalfa seed, and one company, Tatiara Seeds Pty Ltd, which owns two of the four milling facilities, processes approximately 70% of seed grown for SGI. One other milling facility cleans the majority of SGI's white clover. The SGI growers are required to deliver seed that meets SGI's processing specifications, based on international and domestic certification standards. In a typical year, approximately 90-95% of product received from the growers meets SGI's specifications.

Sales, Marketing and Distribution

We primarily sell high quality proprietary "non-dormant" seed varieties to those parts of the world with hot, arid climates. Our primary geographical focus is the Middle East and North Africa, although we currently sell to customers in a broad range of areas, including the Western U.S., Mexico, South America, Middle East and Africa, as well as other countries with Mediterranean climates. Unlike in cooler climates, the geographic areas on which we concentrate are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. We expect to expand geographically into colder climates where our newly acquired dormant varieties should be expected to thrive. Revenues for fiscal 2012 and fiscal 2013 were $14,147,617 and $37,338,258, respectively. Our customers are primarily our distributors, dealers and, to a lesser extent, the end user, namely, a corporate or individual farmer. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

Although we have a sales team of five people (including two with SGI in Australia), we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with most of our distributors, but instead operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Historically, all of our international sales were made to U.S. distributors who then, in turn, sold our seed into foreign markets. However, our approach to international sales has shifted, and most of our sales are now made to non-U.S. customers. Through our distributors, our primary export market has been Saudi Arabia and, to a lesser extent, other Middle Eastern countries and African countries, including Sudan and Morocco. We also market in Mexico and, to a very small degree, other Latin American countries, which we view as an important area for potential expansion.

We continue to be substantially dependent upon a small group of customers for a large percentage of our net sales, including Sorouh Agricultural Company ("Sorouh"), which serves the Saudi Arabian market. In fiscal 2012 and in fiscal 2013, Sorouh accounted for 67% and 24% of our net sales, respectively. The loss of this customer would have a material adverse effect on our business unless we were able to offset the lost alfalfa seed revenue with sales from other alfalfa seed customers or other sources. We do not have a written contract with this customer requiring it to purchase any specific quantity of seed; however, we believe our relationship with this customer is strong. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future.

At the end of fiscal 2011, our longstanding distributor in the Middle East and North Africa closed its business, and we purchased the customer list from the owner in July 2011. With the cooperation of our former distributor and the consulting services of its owner, we began selling directly to that former distributor's customers. In fiscal 2012, we expanded our presence in the Middle East and Africa by reaching additional customers in Sudan and Morocco, none of whom represented ten percent or more of our annual revenue in fiscal 2012 or 2013, but all of whom, collectively, represent what we believe to be an important growth opportunity for the future. International sales represented 70% of our total revenue for the 2012 fiscal year and 73% of our total revenue for the 2013 fiscal year.

Most of our international marketing efforts are accomplished through face-to-face meetings with our existing and potential customers, and their end users. In addition, we participate in international trade shows to boost our international presence and sales efforts.

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

SGI Sales, Distribution and Marketing

SGI sells a majority of its proprietary alfalfa seed (approximately 70-90% of its total sales per year) into Saudi Arabia, the United States and Argentina. SGI sells the bulk of it proprietary clover seed to China and the U.S. Similar to S&W Seed, SGI has historically relied upon a network of distributors to market and sell its products.

In marketing its products, SGI's initial impetus was to gain market penetration through the sale of improved versions of proven varieties (e.g., SuperSiriver and SuperAurora) in the market place at competitive pricing. Subsequently, SGI used its established market presence to launch additional superior varieties such as SuperSonic. SGI utilizes a variety of distribution strategies. Through distribution arrangements SGI's proprietary varieties are marketed directly as SGI brands or under customer brand labels, and strategic allocations of full and partial exclusivity rights are made in specific countries and geographical regions to incentivize distributors to establish markets for SGI products.

Seed Production

S&W and IVS Production

Historically, we fulfilled all of our alfalfa seed requirements under contracts with farmers primarily located in the San Joaquin Valley of California. Although for the foreseeable future, we expect to contract out the majority of our seed production, we have increasingly expanded our internal S&W farming operation. In fiscal 2011, we began direct farming approximately 800 leased acres located in Kern County. In fiscal 2012, we entered into a one year lease of additional farmland in Madera County and contracted with a farming corporation in Merced County to grow seed on our account. In early fiscal 2013, we both purchased and leased farmland in California's Imperial Valley on which we planted additional acreage devoted to alfalfa seed. We believe that by controlling a portion of our acreage, either by lease or purchase, we will be better able to source our proprietary varieties at competitive prices. However, with this strategy comes the potential risks and rewards of farming and, like our growers, this subjects us to factors such as weather, insect pressure and other farming risks.

Except for our Imperial Valley production, most of our California growers are located no more than an hour's drive from our processing facility in the San Joaquin Valley. Although the loss of any of these growers could impact our ability to have sufficient inventory available to satisfy the needs of our customers, we believe that our successful efforts to secure additional acreage for seed production by lease or purchase in fiscal 2012 and 2013 have significantly offset the potential risk that we might not have sufficient seed were we to lose the services of one of our currently major growers. Generally, we enter into contracts to purchase seed, and we intend to continue that practice as it is the typical in the industry.

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

SGI Production

As of June 30, 2013, SGI had contracts with approximately 150 individual growers in Western Victoria and South Australia to grow its alfalfa seed varieties on a total of approximately 22,000 irrigated and 12,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere, and is harvested annually, in March through early May. Seed yields for the past three fiscal years have averaged 400 pounds per acre from the irrigated fields and 50 to 100 pounds per acre from the non-irrigated fields. As of June 30, 2013, SGI had contracts with approximately 20 individual growers in Tasmania and South Australia to grow its white clover varieties on a total of approximately 1,000 acres. White clover is harvested annually, in January through February. Seed yields for the past three fiscal years have averaged 500 pounds per acre.

Under its current form of seed production agreement, SGI provides foundation seed to each grower and grants each grower a license to use its seed for the purposes of production of seed for sale to SGI. Each grower is responsible for all costs of the crop production. Title in the produced seed passes to SGI upon it being certified compliant; and, if the seed is not compliant, title will only pass to SGI upon SGI's further agreement to purchase the non-compliant seed. SGI uses a staggered payment system with the growers of its alfalfa and white clover and the payment amounts are based upon an estimated budget price ("EBP") for compliant seed. EBP is a forecast of the final price that SGI believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, SGI typically pays 40% of the EBP to the grower based on a percentage of the pre-cleaning weight. Following this initial payment and prior to the final payment, SGI will make a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" (high quality) alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which SGI sells the pooled seed and other costs incurred by SGI. Accordingly, the total price paid by SGI to its grower may be more or less than the EBP. SGI's seed production agreements for alfalfa provide for an initial term of seven years and an optional renewal term of three years. SGI's seed production agreements for white clover provide for an initial term of two years and an optional renewal term of one year. Historically, SGI has not required its growers to harvest seed in every year under the seed production agreement. Some growers have elected to have non-harvest years, and their alfalfa is cut for hay or used for grazing instead of being harvested for seed production.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2014 (the "NAB Facility Agreement") and, as of June 30, 2013, $6,755,998 was outstanding under this facility and $2,377,002 was available for future borrowings.

The NAB Facility Agreement comprises several facility lines, including a market rate facility (AUD $8,500,000 limit which translated to USD $7,763,050 at June 30, 2013), an overseas bills purchased facility (AUD $500,000 limit which translated to USD $456,650 at June 30, 2013), and an overdraft facility (AUD $1,000,000 limit which translated to USD $913,300 at June 30, 2013). The market rate facility and overseas bills purchased facility are interchangeable and have a combined limit of AUD $9,000,000 (which translated to USD $8,219,700 at June 30, 2013). The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.6% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.8% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 8.1% calculated daily.

For all NAB facilities, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (e.g., the interest rate increases by 4.5% per annum under the market rate and overdraft facilities upon the occurrence of an event of default). Under the NAB Facility Agreement, the NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. Each of SGI's directors has also provided a direct guarantee to support the facilities. The covenants imposed by NAB include a capital adequacy ratio and a times interest earned cover ratio.

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

Stevia Breeding, Research and Development

We believe that the U.S. Food and Drug Administration's (the "FDA") GRAS no objections letters issued in December 2008 with respect to the stevia extract, Reb-A, opened a previously largely untapped market for high quality stevia leaf production in the U.S. The dramatic rise in sales of processed stevia and products that incorporate stevia as a sugar substitute since the beginning of 2009 supports this belief.

Therefore, in fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on sample stevia material sourced from stevia plant breeders in India, China and Paraguay. We planted our first small-scale commercial crop of stevia in May and June 2011 and completed the first harvest and its first small-scale shipment of dried stevia leaf under a previously signed supply agreement during the second quarter of fiscal 2012. In May 2013, as the result of substantial herbicide damage to our then-existing stevia crop, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. As a further result of these damaged crops, we recorded a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C. We anticipate breeding these new lines with their higher overall steviol glycosides. We have been recently conducting extensive HPLC sample testing of stevia plants under development and will be making further selections and crosses of these plants this season based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a large and hardy plant mass, and high Reb A content. We are focused on developing our proprietary stevia germplasm into commercial varieties.

At this time, we are evaluating several strategies with respect to future commercial applications for our proprietary stevia, including commercial production of "dry leaf" stevia. We are also investigating the potential for a simple, water-based, extraction method which would lead to the production of a stevia based sweetener containing the full spectrum of the sweeteners found in the plant. We believe that a California-sourced product such as this will have wide appeal among those consumers seeking a natural, non-caloric, sugar substitute. Presently, there are no commercial scale stevia extraction facilities located in the U.S.

Seasonality

Our alfalfa seed business is seasonal, and historical sales have been concentrated in the first six months of our fiscal year (July through December) when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. The acquisition of Australian-based SGI on April 1, 2013 provides us with a geographically diversified and year-round production cycle. This will likely mitigate the seasonality of our business as the fourth quarter is typically a significant sales quarter for our newly acquired Australian operation. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

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

SGI registers its varieties under the Plant Breeder's Rights Act 1994 (Cth) (the "PBR Act").  Currently the varieties SuperSequel, SuperSiriver, SuperAurora, SuperLadino, SuperHuia and SuperHaifa are protected under the PBR Act and the SuperSonic, SuperStar, SuperSiriver II and SuperNova varieties are provisionally protected under the PBR Act.  Seed from varieties with plant breeder's rights ("PBR") protection can only be bought from the PBR registrant, commercial partner, licensee or an agent authorized by the registrant.  Exceptions exist for use of a PBR variety, including for private and non-commercial purposes, for experimental purposes, and for breeding other plant varieties.  PBR protections last for 20 years in Australia in respect of registered plant varieties, and generally for 20 years in other member countries of the International Union for the Protection of New Varieties of Plants ("UPOV"), an international convention concerning plant breeder's rights. There are currently more than 70 countries that are members of the UPOV.

SGI has licensed production and marketing rights of several of its varieties in exchange for royalties.

In addition to PBR and licensing arrangements, SGI controls dissemination of its proprietary lines by including a demand right in its form of seed production agreement for the return of unused foundation seed if a grower fails to propagate the seed within 60 days after the grower's acquires it.

Competition

Competition in the alfalfa seed industry in California and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Dairyland Seed Co., Inc. (owned by Dow AgroSciences LLC, a wholly owned subsidiary of The Dow Chemical Company), Seed Services, Inc., Pioneer Seed Company (a Dupont business) and Pacific International Seed Company, Inc. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field. In addition, we believe that our strong personal relationships with growers in the San Joaquin Valley and our reputation for breeding and producing high-quality varieties of alfalfa seed that manifest the traits the farmers need combine to give us a competitive advantage in the niche market for high salt- and heat-tolerant, non-dormant alfalfa seed.

In addition to our competitors, SGI's principal regional competitors in the proprietary alfalfa seed market are PGG Wrightson Seeds Limited and Heritage Seeds Pty. Ltd.  Blue Ribbon Seeds Pty. Ltd., PGG Wrightson, Heritage Seeds, Naracoorte Seeds Pty. Ltd., Seed Distributors Pty. Ltd. and various other minor companies compete with SGI through sales of Siriver, a common alfalfa variety. SGI also faces competition from lower value alfalfa seed produced in the European Union and, to a lesser extent, Argentina. With the exception of Blue Ribbon Seeds, SGI faces similar competitors in its proprietary white clover business. These companies compete with SGI for acres and in sales by selling Haifa, a common white clover variety. Competitively priced white clover is also produced and sold from the European Union and New Zealand.

Despite the advantages we perceive we, including SGI, have over many of our competitors, many of our existing and potential competitors have substantially greater research and product development capabilities and financial, marketing and human resources than we do. As a result, these competitors may:

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

We are not aware of any significant domestic competitors in the "dry leaf" production or stevia extraction markets. Currently, there are no commercial scale stevia extraction facilities located in the U.S. PureCircle Sdn Bhd operates extraction facilities in China and if we enter into the commercial extraction business it would be a global competitor of ours.

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

Because, under our existing business plan, we will only be acting as a breeder and supplier of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the FDA for a GRAS no-objections determination or any other FDA approval. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our current stevia operations are subject to any special regulatory oversight.

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

Our Australian operations are subject to a number of laws that regulate the conduct of business in Australia, and more specifically, SGI's agricultural activities. Laws regulating the operation of companies in Australia, including in particular the Corporations Act 2001 (Cth) are central to SGI's corporate actions and corporate governance issues in Australia. Competition laws and laws relating to employment and occupational health and safety matters are also of fundamental importance in the Australian regulatory environment.  These include the Competition and Consumer Act 2010 (Cth), the Fair Work Act 2009 (Cth), the Work Health and Safety Act 2012 (SA) and related regulations.  Notably Australian employment laws are much more favorable to the employee than U.S. employment laws.

SGI's intellectual property rights in Australia are protected and governed by laws relating to plant breeder's rights, copyright, trademarks, the protection of confidential information, trade secrets and know-how.  These include the PBR Act, the Copyright Act 1968 (Cth), the Trade Marks Act 1995 (Cth) and related regulations.

Our Australian operations are also subject to a number of environmental laws, regulations and policies, including in particular the Environment Protection Act 1993 (SA), the Agricultural and Veterinary Products (Control of Use) Act 2002 (SA), the Genetically Modified Crops Management Act 2004 (SA), the Dangerous Substances Act 1979 (SA), the Controlled Substances Act 1984 (SA) and related regulations and policies. These laws regulate matters including air quality, water quality and the use and disposal of agricultural chemicals.

Employees

As of June 30, 2013, S&W had 21 full-time employees and 8 part-time, seasonal employees. Of the 21 full-time employees, 7 of which were employed by SGI. Our labor requirements typically peak during the first fiscal quarter, when we generally use temporary labor to supplement our full-time work force.  We also retain consultants for specific purposes when the need arises. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Our Contact Information

Our principal business office is located at 25552 South Butte Avenue, Five Points, CA 93624, and our telephone number is (559) 884-2535. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Form 10-K.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Our earnings may be sensitive to fluctuations in demand for our products.

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control. By way of example, the severe downturn in the California dairy industry in recent years that resulted from over-supply of dairy had a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa seed in the domestic market declined. At times, the demand for our certified seed has also declined in the Middle East as the result of common, uncertified seed flooding the market at lower prices than those at which we were willing to sell our certified seed. In fiscal 2012 and continuing into fiscal 2013, many of these factors corrected themselves, but these circumstances could continue or reoccur, and our earnings could again be negatively impacted. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices.

Market prices for our alfalfa seed can be impacted by factors such as the quality of the seed and the available supply, including whether lower quality, uncertified seed is available. Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests and the adventitious presence of GMO, are primary factors influencing the quality and quantity of the seed and, therefore, the market price at which we can sell our seed to our customers. A decrease in the prices received for our products could have a material adverse effect on our business, results of operations and financial condition.

Our cost of seed production is increasing, which could impact our profitability and margins.

We have seen our costs of growing seed continue to increase because our growers, particularly those in California, can elect to grow more profitable crops on their farmland. In order to ensure that we have adequate inventory to satisfy our customers' requirements, we have had to increase the amount we pay our growers or make different contractual arrangements from our historical standard terms. In addition, we have begun to grow some of our seed ourselves, thereby incurring the farming-related costs of production that we avoid when we contract with external growers for the entirety of our seed production. These factors, both separately and together, could cause our margins and profitability to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and profitability in the future.

We could encounter farming-related problems unrelated to natural disasters, crop disease and other normal agricultural risks.

In fiscal 2012, we began growing a portion of our own alfalfa seed while still continuing to contract for the majority of our planted acreage with third-party farmers. A portion of our direct farming operations is carried out by our own employees on land we lease, and the remainder is performed by third-party farmers on their land but under our direction. Some of these arrangements span multiple years, and both direct farming methods carry large financial risks that we do not face when we pay growers for their seed on a per-pound basis. When we carry the farming risk, we can expect to incur costs of between $1,300 and $2,300 per acre, regardless of yields. We can and will make decisions that could adversely impact yields or quality, resulting in a smaller supply of seed to sell to our customers and increasing our cost of production to unprofitable levels. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for a significant portion of our seed requirements, the farming decisions we make could have a negative impact on our results of operations.

Our inventory of seed can be adversely affected by the market price being paid for other crops.

Our seed production, both in California and Australia, substantially relies on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow alfalfa seed in favor of receiving a higher return from an alternative crop planted on the same acreage. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers, and our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed if we cannot satisfy their requirements, and we may not be able to regain them as customers once our inventory levels have returned to normal.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. While historically we have not grown the alfalfa seed we sell, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed and reducing our inventory and the supply of seed we sell to our customers. Moreover, in fiscal 2012, we began growing a portion of our alfalfa seed directly as well as farming alfalfa hay, and therefore, we have a direct vulnerability to the same adverse effects of weather, pests, natural disasters and other natural conditions that concern our third-party growers. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Because our alfalfa seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

We expect that the majority of our revenues will continue to be generated from our alfalfa seed business. Our alfalfa seed business is highly seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

We rely upon a small group of customers for a large percentage of our net revenue, including Sorouh Agricultural Company, which serves the Saudi Arabian market. In fiscal 2012 and in fiscal 2013, Sorouh accounted for 67% and 24% of our consolidated net revenue, respectively. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Similarly, SGI relies upon a small group of customers for a large percentage of its net revenue, including House of Agriculture Spirou, A.E.B.E., which also serves the Saudi Arabian market, which accounted for 15% and 14% of SGI's net revenue in fiscal 2012 and in fiscal 2013, respectively.

The loss of, or a significant adverse change in, our or SGI's relationship with these customers, or any other major customer, could have a material adverse effect on our business, financial position, results of operations and operating cash flows. The loss of, or a reduction in orders from, any significant customers, losses arising from customers' disputes regarding shipments, product quality, or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse effect on us. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

Because we do not grow most of the alfalfa seed that we sell, we are substantially dependent on our network of growers, and our sales, cash flows from operations and results of operations may be negatively affected if our largest growers were to stop supplying seed to us.

Historically, we have relied on a relatively small network of growers of alfalfa seed that together has provided all of the seed we sell to our customers. Although in fiscal 2012, we began growing and producing a portion of our own seed, most of our seed will continue to be grown under contracts with farmers, most of which are one-year contracts. Many of our growers have had long-term grower relationships with us. However, we do not have long-term supply contracts with any of these growers, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenues. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. We encountered a meaningful shift in our grower network in fiscal 2011, with some of our growers who had grown for us for many years opting to cut back their alfalfa seed acreage or to not grow alfalfa seed at all. This situation could reoccur and could negatively impact our revenues if we do not otherwise have sufficient seed inventory available for sale.

SGI relies on a pool of approximately 150 Australian growers to produce its proprietary seeds. Each grower arrangement is typically made for a term of seven to ten harvests. Although SGI's grower pool is substantially more diversified than our grower pool, it is not without risks. Adverse agronomic or climatic factors could lead to grower exodus and negatively impact SGI's revenues if SGI does not otherwise have sufficient seed inventory available for sale.

A large majority of our customers are located within regions, including Saudi Arabia, that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in our contracted seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

A lack of availability of water in California or Australia could impact our business.

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

The alfalfa seed market is highly competitive, and our products face competition from a number of small seed companies, as well as large agricultural and biotechnology companies. We also now face new competition with the availability of Roundup Ready® alfalfa beginning to be a viable alternative. We compete primarily on the basis of consistency of product quality and traits, product availability, customer service and price. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing and financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new products more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

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

Our third-party distributors may not effectively distribute our products.

We depend in part on third-party distributors and strategic relationships for the marketing and selling of our products. We depend on these distributors' efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including the United States Foreign Corrupt Practices Act. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

We extend credit to customers who currently represent or are expected to represent the largest percentage of our sales.

Although payment terms for our seed sales generally are 90 days, we regularly extend credit to our largest customer, Sorouh Agricultural Company, and to other international customers. We expect that sales of our alfalfa seed varieties to Sorouh and to other international customers will represent a material portion of our revenue in fiscal 2014 and that we will continue to extend credit in connection with those sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our major customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

Our current reliance on the seed development and production business does not permit us to spread our business risks among different business segments, and thus a disruption in our seed production or the industry would harm us more immediately and directly than if we were diversified.

We currently operate mainly in the alfalfa seed business, and we do not expect this to change materially in the foreseeable future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa industry, payment disruptions and customer rejection of our varieties of alfalfa seed. If there is a disruption as described above, our revenue and income could be reduced, and our business operations might have to be scaled back.

Moreover, because our stevia operations are also agriculture-based and centered in California's Central Valley where the majority of our United States-based alfalfa seed operations is located, it is possible that the same problems that might negatively impact our alfalfa seed business could, at the same time, negatively impact our stevia business. Accordingly, we do not consider our stevia business a hedge against the risks of our alfalfa seed business.

If we fail to introduce and commercialize new alfalfa seed varieties, we may not be able to maintain market share, and our future sales may be harmed.

The performance of our new alfalfa seed varieties may not meet our customers' expectations, or we may not be able to introduce and commercialize specific seed varieties. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by the new availability of Roundup Ready® alfalfa, competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed variety that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of even a successful product introduction.

Deregulation of Roundup Ready® alfalfa could negatively impact our sales and production of alfalfa seed.

In December 2010, the USDA published the final environmental impact statement on Roundup Ready® alfalfa. Following that publication, in late January 2011, the USDA announced the deregulation of Roundup Ready® alfalfa, without imposing any federal regulations, providing any guidance pertaining to field separation or mandating any other conditions. The availability of Roundup Ready® alfalfa could adversely impact our sales. Domestically, hay farmers may choose the GMO alfalfa seed over our seed in order to control weeds with Roundup®, Monsanto's powerful herbicide.

GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. The greater the use of GMO seed in California, the greater the risk that the adventitious presence of GMO material in our seed production will occur due to pollination from hay fields or other seed feeds. In fiscal 2013, the number of lots of our seed that tested positive for the adventitious presence of GMO was greater than in fiscal 2012. The preliminary testing results for our most recent harvest suggest that approximately 5% of our estimated annual global production and sourced seed for fiscal 2014 will contain GMO material. Our testing is limited to detecting the presence of GMO material. The extent to which an affected batch of seed contains GMO material must be determined by a third party laboratory and we will undertake testing of this kind on an as-needed basis. Our seed containing GMO material can only be sold domestically or in other jurisdictions that permit the importation of GMO alfalfa. We are taking steps to reduce the risk of the adventitious presence of GMO material in our seed crops. These steps include seeking collaborative agreements, regulations, or other measures to ensure neighboring farms that raise GMO alfalfa in the San Joaquin Valley limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and acquiring land and expanding our contracted grower base in the Imperial Valley of California, where to our knowledge GMO alfalfa is not yet being grown. In addition, we may increase the use of leafcutter bees to pollinate our crops, because these bees do not form colonies and fly more limited ranges than honey bees, which makes the cutter bees less likely to bring GMO-bearing pollen into our fields. Finally, we plan to grow a portion of our S&W varieties in South Australia.

We believe that our testing program is superior to those of our competitors in the non-GMO alfalfa seed market. However, due to inherent weaknesses in the testing process, including limited sample sizes, we can make no assurances that our testing program, without more, will continually satisfy our customers and end users that our seed is GMO free or that our farming operations are adequately isolated from GMO pollination.

In April 2013, we entered into a license agreement with Forage Genetics to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with Forage Genetics and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This agreement contemplates lab work and field trials and may never result in the development of commercially viable seeds. Unless and until we actually begin selling Roundup Ready® alfalfa, our domestic sales could be negatively impacted, although the actual impact of Roundup Ready® alfalfa on the alfalfa seed market in general and on sales of our proprietary seed in particular is currently unknown.

The adoption of GOZ zones in our primary alfalfa seed growing region in California could impact the international sales of our S&W varieties.

A substantial portion of our S&W varieties is grown in Fresno County, California for both domestic and international sales. In January 2012, the National Alfalfa & Forage Alliance held a vote of growers in Fresno County to determine if they should form a Genetically Enhanced, or GE, Grower Opportunity Zone, or GOZ, in part of Fresno County. A GOZ is a seed grower-defined region within which a super-majority of growers (by number of growers or acreage) elects to focus on the production of either Adventitious Presence Sensitive or GE alfalfa seed, including Roundup Ready® alfalfa. The January 2012 vote to organize the proposed GOZ in Fresno County failed to obtain the required super-majority, and therefore the motion failed. However, there is no assurance that another vote will not be taken and that, at a future meeting, the proposal will not succeed in obtaining the required vote to form a GOZ for GMO alfalfa. If a GOZ were formed in Fresno County or in any other county where we currently produce seed or might produce seed in the future, our efforts to grow conventional alfalfa seed for international sale in that county could be threatened because of the isolation and contamination issues about which we remain concerned. In such circumstance, we might be forced to find alternative locations to grow our proprietary S&W alfalfa seed varieties for sale into Saudi Arabia and other locations that prohibit GMO seed, and there is no assurance that we would be able to do so successfully.

The presence of GMO alfalfa in Australia could impact the international sales of SGI's varieties.

GMO alfalfa varieties have not been approved by Australia's Office of the Gene Technology Regulator, and all GMO plant varieties are currently barred in South Australia. Because GMO plant varieties are currently barred, SGI's representation that its alfalfa seed products are free from GMO is critical as many of the jurisdictions to which SGI exports its alfalfa seed for sale, including Saudi Arabia, strictly prohibit the importation of GMO seed varieties. Field testing and commercial production of GMO alfalfa seed has been ongoing in the U.S. for several years, and the possibility now exits that planting seed imported into Australia from the U.S. may unintentionally contain GMO material, which, in turn, could intermingle with Australian alfalfa crops. Although Australia has a very comprehensive GMO monitoring protocols in place if SGI's alfalfa crops were to test positive for the adventitious presence of GMO, its ability to sell into Saudi Arabia and other locations that prohibit GMO seed varieties could be jeopardized, if not entirely prohibited. Furthermore, due to pervasive negative perception of GMO material, even if SGI were able to successfully remediate the adventitious presence of GMO in its crops, there are no assurances that SGI would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as it achieved before the adventitious presence of GMO occurred.

Our per acre pricing model could cause us to lose money on those contracts.

In fiscal 2012, we entered into three contracts, covering approximately 823 acres, with a California grower under which we deviated from our historical model and agreed to pay the grower a fixed price per acre rather than a fixed price per cleaned pound of seed. As such, regardless of the amount of seed this grower produces, we will be required to pay the fixed price per acre. This could result in our paying more per pound of seed than we are able to sell the seed to our customers, thereby causing a loss on this acreage. Moreover, these contracts cover a three-year period, and therefore, we could potentially be overpaying for seed on these contracts through crop year 2014 if the grower does not produce the minimum amount of seed we expect. These contracts could negatively impact our results of operations.

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

In May 2013, due to weeding-control practices, damage to a majority of our stevia fields occurred and we determined to discontinue farming these fields and to record a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013. We have ceased commercial production of stevia. And, although we continue our breeding program and are considering commercial applications for our proprietary stevia none of these ventures may ever be profitable or allow us to recoup the amounts expended in connection with our initial stevia production operations.

The stevia market may not develop as we anticipate, and therefore our continued research and development activities with respect to stevia may never become profitable to us.

There are a number of challenges to market acceptance of stevia as a natural, non-caloric sweetener. Stevia has its own unique flavor, which can affect the taste of some foods and beverages. A common complaint about stevia is that some of its extracts and derivatives have a bitter aftertaste, and its taste does not uniformly correspond to all regional taste preferences or combine well with some food flavors. Other factors that could impact market acceptance include the price structure compared to other sugar substitutes and availability. If the high-intensity, non-caloric sweetener market declines or if stevia fails to achieve substantially greater market acceptance than it currently enjoys, we might not ever be able to profit from our continued research and development activities relating to stevia or any commercial applications that we derive therefrom. Even if products conform to applicable safety and quality standards, sales could be adversely affected if consumers in target markets lose confidence in the safety, efficacy and quality of stevia. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products that contain stevia. Any of these developments could adversely impact the future amount of dry leaf stevia, processed stevia leaves or extract we are able to sell, which could adversely impact our results of operations.

If demand for stevia does not increase, there may be excess capacity that could decrease the market price of stevia and reduce our potential future revenue opportunities

Historically, stevia has been marketed and sold in the U.S. as a dietary supplement, available in natural food and health food stores. Since December 2008, stevia producers have increased production capacity in expectation of a large demand for stevia products. We started our stevia operation because we expect that demand for stevia will increase significantly in the future, particularly since Reb-A, a highly refined stevia extract, has been the subject of several "generally recognized as safe", or GRAS, notices in the U.S. that support the conclusion of the companies that Reb-A is generally recognized as safe for its intended use. Since the FDA has not objected to these notifications, Reb-A may be used as a sweetener in food and beverages, and a market for products incorporating Reb-A has developed and grown since then. However, there can be no assurance that there will continue to be widespread growth in the demand for stevia extracts or that FDA will not subsequently question the GRAS status of Reb-A based on new data or information. If demand for stevia extracts does not increase to the extent predicted by the industry, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and negatively impact our expectations with respect to stevia as a revenue source.

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

We must acquire sufficient alfalfa seed to meet the demands of our customers. An alfalfa seed shortage could result in loss of sales and damage to our reputation. Because our proprietary seed is only available through our direct farming efforts and from our contract growers, if our growers become unable or unwilling to produce the required commercial quantities of alfalfa seed on a timely basis and at commercially reasonable prices, we will likely be unable to meet customer demand. We do not own or lease sufficient farmland to make up for a significant loss of acreage from our grower network. The failure to satisfy our customers not only could adversely impact our financial results but could irreparably harm our reputation.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Vice President of Sales and Marketing, Vice President of Breeding and Genetics and our Vice President of Processing, any employee could leave our employ at any time if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage expansion of our operations effectively.

We expect our operations to grow rapidly in the near future, both as we expand our historical alfalfa seed business both domestically and internationally, expand our mill utilization, increase our growers' production, and develop our stevia business. We also are looking to expand our business through acquisition of synergistic companies. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

Our management will also be required to maintain and expand our relationships with customers, suppliers and third parties as well as attract new customers and suppliers. We expect that our sales and marketing costs will increase as we grow our product lines and as we increase our sales efforts in new and existing markets. Our current and planned operations, personnel, systems and internal procedures and controls may not be adequate to support our future growth.

We may be unable to successfully integrate acquisitions, including those of IVS and SGI.

As part of our growth strategy, we may acquire additional businesses, product lines or other assets, including real property. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Acquisitions involve risks that could adversely affect our operating results, including diverting management resources; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; liabilities associated with the acquired business or assets; and possible loss of key employees and customers of the acquired operations.

We intend to conduct an extensive due diligence investigation for any business we consider acquiring. Intensive due diligence is time consuming and expensive due to the operations, finance and legal professionals who must be involved in the due diligence process.

Even if we conduct extensive due diligence on a target business that we acquire, this diligence may not identify all material issues that may be present inside a particular target business, and factors outside of the target business and outside of our control may later arise. If this diligence fails to discover or identify material issues relating to a target business, or the industry or environment in which it operates, we may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses to us.

In fiscal 2013, we acquired all of the assets of IVS and all of the outstanding stock of SGI and believe these acquisitions will enhance our future financial performance by capitalizing on natural operational synergies. These acquisitions present challenges to management, including the integration of our administrative operations, systems and personnel with those of IVS and SGI. These acquisitions also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of the combined companies. Any difficulties that our combined company encounters in the transition and integration processes, and any level of integration that is not successfully achieved, could adversely affect our revenue, level of expenses and operating results. We may also experience operational interruptions or the loss of key employees, suppliers and customers. As a result, notwithstanding our expectations, we may not realize the anticipated benefits or cost savings of the IVS and SGI acquisitions.

SGI's grower pool is dependent on a limited number of milling facilities to process its seed, with particular dependence on a dominant operator whose commercial interests may be adverse to SGI.

Only five milling facilities are regularly used by SGI's grower pool to clean and process SGI seed. Should one or more of these facilities become unusable, there could be a significant effect on SGI's ability to get its Australian seed to market in a timely manner or at all. SGI's growers use Tatiara Seeds Pty Ltd ("Tatiara") to process approximately 70% of seed grown for SGI. The owner of Tatiara has begun to sell his own common seed and is now a competitor of SGI. This competing seed business creates a potential conflict of interest for Tatiara in the care and handling of SGI's product.

SGI is thinly capitalized and may become dependent upon us for financing.

Because SGI has relatively little net working capital it is substantially dependent upon its credit arrangement with NAB to purchase its seed inventory. SGI has breached debt covenants relating to this credit arrangement in the past, and if future breaches of this credit arrangement or other reasons cause this credit arrangement to become unavailable to SGI, SGI may become reliant on us to finance its operations or for financial guarantees. SGI's financial dependency upon us could have a negative adverse effect upon our financial condition.

SGI is dependent on a pool of seed growers and a favorable pricing model.

SGI relies on a pool of approximately 150 Australian contract growers to produce its proprietary seeds. In this system, growers contract with SGI to grow SGI's seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. SGI uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon an estimated budget price, or EBP, for compliant seed. EBP is a forecast of the final price that SGI believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, SGI typically pays 40% of the EBP to the grower based on pre-cleaning weight. Following this initial payment and prior to the final payment, SGI will make a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which SGI sells the pooled seed and other costs incurred by SGI. Accordingly, the total price paid by SGI to its growers may be more or less than EBP. This arrangement exposes SGI's business to unique risks, including, the potential for current growers to make collective demands that are unfavorable to SGI and the potential for our competitors to offer more favorable terms for seed production, including fixed (instead of variable) payment terms.

SGI's reliance upon an estimated purchase price to growers could result in material accounting discrepancies in our consolidated financial statements.

Our subsidiary SGI does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle, pursuant to the standard contract production agreement. We record an estimated unit price and accordingly inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and net income.

The value of SGI's rights under the Plant Breeder's Rights (PBR) Act could diminish due to technological developments or challenges by competitors, making its proprietary alfalfa seed varieties less competitive.

SGI is substantially dependent upon the PBR Act for the protection of its proprietary varieties. Currently, SGI's SuperSiriver, SuperSequel, SuperAurora, SuperHaifa, SuperLadino, SuperHuia, SuperSonic, SuperStar, SuperSiriver II and SuperNova varieties are protected under the PBR Act. If any competitors of SGI independently develop new seeds that customers or end users determine are better than SGI's existing varieties, such developments could adversely affect SGI's competitive position.

We may need to raise additional capital in the future.

We believe our current cash and cash equivalents on hand, together with borrowings available under our credit facility and net proceeds from this offering, will be sufficient to finance anticipated capital, financing and operating requirements for the foreseeable future. However, if we elect to aggressively pursue our growth strategies, whether through acquisitions or organic growth, we may need additional capital to fund these strategies.

If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all, may be dilutive to our existing stockholders if in the form of equity financing, or contain restrictions on the operation of our business if in the form of debt financing. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

Changes in government policies and laws could adversely affect international sales and therefore our financial results.

Historically, sales to our distributors who sell our proprietary alfalfa seed varieties outside the U.S. have constituted a substantial portion of our annual revenue. We anticipate that sales into international markets will continue to represent a substantial portion of our total sales and that continued growth and profitability will require further international expansion, particularly in the Middle East and Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, our sales outside the United States in fiscal year 2013, including those of SGI, were principally to customers in the Middle East and North Africa. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act or similar laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies, including their suppliers, distributors and other commercial partners, from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the countries in which we distribute products. We are in the process of adopting formal policies and procedures designed to facilitate compliance with these laws. If our employees or other agents, including our distributors or suppliers, are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Environmental regulation affecting our alfalfa seed or stevia products could negatively impact our business.

As an agricultural company, we are subject to evolving environmental laws and regulations by federal and state governments. Federal laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Seed Act, and potentially regulations of the FDA. In addition, the State of California regulates our application of agricultural chemicals in connection with seed harvest.

Our Australian operations are also subject to a number of environmental laws, regulations and policies, including in particular the Environment Protection Act 1993 (SA), the Agricultural and Veterinary Products (Control of Use) Act 2002 (SA), the Genetically Modified Crops Management Act 2004 (SA), the Dangerous Substances Act 1979 (SA), the Controlled Substances Act 1984 (SA) and related regulations and policies.  These laws regulate matters including air quality, water quality and the use and disposal of agricultural chemicals.

Our failure to comply with these laws and related regulations could have an adverse effect on our business, financial condition or results of operations. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs which, in turn, could have a material adverse effect on our business, financial condition or results of operations.

Insurance covering defective seed claims may become unavailable or be inadequate.

Defective seed could result in insurance claims and negative publicity. Although we carry general liability insurance to cover defective seed claims, such coverage may become unavailable or be inadequate. Even if coverage is offered, it may be at a price and on terms not acceptable to us. If claims exceed coverage limits, or if insurance is not available to us, the occurrence of significant claims could have a material adverse effect on our business, results of operations and financial condition.

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

The recent global economic downturn has significantly impacted the agricultural industry which in turn has negatively affected our business.

The global economic downturn of the past several years has significantly impacted the agricultural industry, with many farmers losing their farms or laying fallow their fields, as well as other negative impacts. The full effect of this global economic downturn on growers, customers, vendors and other business partners cannot be known with any certainty. For example, major customers may have financial challenges unrelated to us that could result in a decrease in their business with us or, in extreme cases, cause them to file for bankruptcy protection. Similarly, parties to contracts may be forced to breach their obligations. Although we exercise prudent oversight of the financial strength of our major business partners and seek to diversify our risk to any single business partner, there can be no assurance that a significant grower, customer or other business partner that may be unable to meet its contractual commitments to us. Similarly, continued stresses and pressures that could have wide-ranging negative effects on our industry's future.

Capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our growers and customers.

The capital and credit markets have experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows, recent access to the capital market and our lines of credit will permit us to meet our financing needs for the foreseeable future, continued or increased volatility and disruption in the capital and credit markets may impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a continued slowdown in the general economy.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. We do not rely upon patent protection, but guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain from our S&W varieties, as well as over our stevia material. In Australia, SGI has secured protection under the PBR Act for its five most popular varieties. However, even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market our proprietary seed varieties, which could significantly harm our business and our reputation. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

Risks Related to Investment in Our Securities

The value of our common stock and Class B warrants can be volatile.

The overall market and the price of our common stock and Class B warrants can fluctuate greatly. The trading price of our common stock and Class B warrants may be significantly affected by various factors, including but not limited to:

●	economic status and trends in the dairy industry, which underlies domestic demand for our alfalfa seed;
●	market conditions for alfalfa seed in the Middle East and Africa, where a substantial amount of our seed historically has been purchased by end users;
●	quarterly fluctuations in our operating results;
●	our ability to meet the earnings estimates and other performance expectations of investors or financial analysts;
●	fluctuations in the stock prices of our peer companies or in stock markets in general; and
●	general economic or political conditions.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the price of our securities to fluctuate greatly and potentially expose us to litigation.

Our alfalfa seed business, our primary source of revenue, is highly seasonal because it is tied to the growing and harvesting seasons. Historically, a substantial portion of our revenue is recognized during our first and second fiscal quarters. We generally experience lower revenue during our third and fourth fiscal quarters. If sales in these quarters are lower than expected, our operating results and would have a disproportionately large impact on our operating results for that fiscal year may be negatively impacted.

Our future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant expenditures in order to expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

The redemption of the Class B warrants may require warrant holders to sell or exercise those warrants at a time that may be disadvantageous for them.

Our Class B warrants are redeemable, in whole or in part, for $0.25 upon 30 days' notice, provided that our common stock has closed at a price at least equal to $13.75 for five consecutive trading days. The terms of our warrants prohibit us from redeeming them unless we have a current and effective registration statement available covering the exercise of the warrants. If we exercise our right to redeem the Class B warrants, those warrants will be exercisable until the close of business on the date fixed for redemption in such notice. If any warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder thereof will be entitled only to the redemption price of $0.25 per warrant. Notice of redemption of the public warrants could force holders to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so or to sell the warrants at the current market price when they might otherwise wish to hold the warrants or accept the redemption price, which is likely to be substantially less than the market value of the warrants at the time of redemption.

While the Class B warrants are outstanding, it may be more difficult to raise additional equity capital.

During the term that the Class B warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. Also, we may be forced to honor the exercise of the warrants at times when we may be able to obtain additional equity capital on more favorable terms from other sources.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock and warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

As of June 30, 2013, we had 1,590,000 warrants to purchase our common stock outstanding. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock and redeemable warrants to decline and could materially impair our ability to raise capital through the sale of additional equity securities. For example, the grant of a large number of stock options or other securities under an equity incentive plan or the sale of our securities in private placement transactions at a discount from market value could adversely affect the market price of our common stock or warrants.

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our board of directors is authorized by our articles of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Although we have no plans to issue any shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our board of directors or issuance of preferred stock by us could dilute your investment in our securities or subordinate your holdings to the higher priority rights of the holders of shares of preferred stock issued in the future.

If we do not maintain an effective registration statement or comply with applicable state securities laws, warrant holders may not be able to exercise the Class B warrants.

For holders of our Class B warrants to be able to exercise those securities, the exercise must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which the warrant holders live. Although we will endeavor to have a current registration statement available at all times when the warrants are in-the-money, warrant holders may encounter circumstances in which they will be unable to exercise the Class B warrants. We can give no assurance that we will be able to continue to maintain a current registration statement relating to the shares of our common stock underlying the redeemable warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for the redeemable warrants and the prices that can be obtained from reselling them.

Our principal stockholder will continue to have substantial control over our company, which could limit the ability of our other stockholders to influence the outcome of key transactions, including a change in control, and could result in the approval of transactions that would be adverse to their interests.

Yellowjacket, LP, our largest stockholder, owned 1,139,605 shares, or approximately 9.8%, of our outstanding common stock as of June 30, 2013. Although its ownership interest will decline, if outstanding stock options or warrants are exercised or if we sell additional shares of common stock or securities convertible into common stock, Yellowjacket may, for the foreseeable future, have influence over our management and affairs and may be able to influence matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other sales of our company or assets. Its interests could differ from ours and those of our other stockholders. In addition, the concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our actual operating results may differ significantly from our guidance.

Although we have not provided earnings guidance to date, from time to time, we may release guidance in our quarterly earnings releases, our quarterly earnings conference call, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. If given, this guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections, and accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance, if given, is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision about our securities.

Our securities are thinly traded and there may not be an active, liquid trading market for them.

We may not maintain an active trading market for our securities on The Nasdaq Capital Market, or the volume of trading may not be sufficient to allow for timely trades. Investors may not be able to sell their securities quickly or at the latest market price if trading in our securities is not active or if trading volume is limited. In addition, if trading volume in our securities is limited, trades of relatively small numbers of securities may have a disproportionate effect on the market price of our securities.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay cash dividends, our stock may be less valuable to investors because a return on their investment will only occur if our stock price appreciates.

Anti-takeover provisions and our right to issue preferred stock could make a third-party acquisition of us difficult.

Our articles of incorporation and bylaws contain provisions that would make it more difficult for a third party to acquire control of us, including a provision that our board of directors may issue preferred stock without stockholder approval. In addition, certain anti-takeover provisions of Nevada law, if and when applicable, could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders.

We expect to be an "accelerated filer" in future years, and as a result, we could incur significant additional compliance costs.

We are currently classified as a "Smaller Reporting Company" under Rule 12b-2 of the Exchange Act. Until we are classified as an "Accelerated Filer" (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002 ("SOX"), relating to the attestation and reporting by our external auditing firm on our internal controls. In addition, we are permitted to make scaled disclosures in our periodic reports and are subject to less stringent reporting deadlines. In future years, and possibly as early as fiscal year 2015, we expect to become an Accelerated Filer and will, therefore, be subject to the auditor attestation requirements of SOX and the expanded disclosure and accelerated reporting requirements of the Exchange Act. As a result of these heightened disclosure requirements, we could incur significant additional costs, which could affect our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our principal properties:

Location	Size	Primary Use	Leased or Owned
Five Points (Fresno County), CA(1)	40 acres	Corporate headquarters and milling facilities	Owned
Calipatria (Imperial Valley), CA	640 acres	Alfalfa seed farmland	Owned
Calipatria (Imperial Valley), CA	1,240 acres	Alfalfa seed farmland	Leased(2)
Calipatria (Imperial Valley), CA	182 acres	Alfalfa seed farmland	Owned(3)
Calipatria (Imperial Valley), CA	119 acres	Alfalfa seed farmland	Owned
Kern County, CA	800 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased(4)
Los Banos (Merced County), CA	156 acres	Stevia farmland	Leased(5)
Unley, South Australia	1,937 sq ft	Corporate headquarters for SGI	Leased(6)
Keith, South Australia	3.7 acres	Future processing facility	Owned

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

(2) The lease expires on July 1, 2017 or completion of the crop harvest that year. The lease further grants us a right of first refusal to lease and/or purchase the leased parcels that will be in effect throughout the lease term and will extend for an additional five years after the termination of the lease.

(3) One-half interest.

(4) Lease expires in September 2024.

(5) Lease expires in December 2014, with a right to extend the lease for two one year periods.

(6) Lease expires in February 2018.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company's securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit under the ticker symbol "SANWU." Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities under the ticker symbols "SANW," "SANWA" and "SANWZ," for the common stock, Class A warrants and Class B warrants, respectively. In April 2013, we completed the redemption of all of our outstanding Class A warrants, and the Class A warrants ceased trading on the NASDAQ Capital Market as of the close of trading on April 15, 2013. The Class A warrants automatically expired on May 2, 2013. The following table sets forth the range of high and low sales prices per share of common stock as reported on NASDAQ for the periods indicated.

	High	Low
Year Ended June 30, 2012
First Quarter	$5.19	$4.21
Second Quarter	5.40	3.95
Third Quarter	6.21	4.14
Fourth Quarter	6.69	5.20
Year Ended June 30, 2013
First Quarter	$6.38	$4.43
Second Quarter	8.75	6.25
Third Quarter	11.40	7.70
Fourth Quarter	10.46	6.41

On September 26, 2013, the closing price as reported on the NASDAQ Capital Market of our common stock was $7.97 per share.

Holders

As of September 26, 2013, we had 11,605,907 shares of common stock outstanding held by 18 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Sales of Unregistered Securities

None, that were not previously reported.

(b) Use of Proceeds

On May 3, 2010, our registration statement on Form S-1 (File No. 333-164588) was declared effective for our initial public offering , pursuant to which we registered the offering and sale of 1,400,000 units, each unit consisting of two shares of our common stock, one Class A warrant and one Class B warrant, at a public offering price of $11.00 per unit.

We raised approximately $12,822,056 in net proceeds after deducting underwriting discounts of $1,424,500 and other estimated offering costs of $1,153,444. As previously disclosed, the net proceeds from the sale of our units have been fully allocated.

In April 2013, we completed the redemption of all of our outstanding Class A warrants, and the Class A warrants ceased trading on the NASDAQ Capital Market as of the close of trading on April 15, 2013. The holders of the Class A Warrants had up to 5:00 pm on April 29, 2013 to exercise their Class A Warrants (the "Redemption Time"). Any outstanding Class A Warrants that were not exercised prior to the Redemption Time were redeemed by us for a price of $0.25 each, for an aggregate redemption cost to us of $6,840. To assist us in soliciting the exercise of the Class A warrants we engaged certain broker-dealers on a non-exclusive basis, as our agents for the solicitation of the exercise of the Class A warrants. We paid each broker-dealer a warrant solicitation fee of $0.3575 (5% of the exercise price) for each Class A warrant exercise solicited by the broker-dealer. As a result of the exercise of the Class A Warrants, we raised approximately $9.4 million in net proceeds after deducting warrant solicitation fees and other estimated offering costs of $0.4 million. The net proceeds will be used for working capital including the purchase of inventories.

Equity Compensation Plans

The following table provides a summary of the number of options granted under our 2009 Amended and Restated Equity Incentive Plan, the weighted average exercise price and the number of options remaining available for issuance at June 30, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2009 Amended and Restated Equity Incentive Plan	1,107,000	$4.74	45,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,107,000	$4.74	45,000

(1) Column (a) includes 280,000 restricted stock units. Each restricted stock unit represents the right to receive one share of common stock upon vesting of the unit. Vesting requires continuity of service and is time based and no exercise price is paid to receive the underlying share of common stock. Therefore, the weighted average exercise price included in column (b) does not include restricted stock units.

Issuer Purchases of Equity Securities

None.

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

Executive Overview

Our business includes (i) our core alfalfa seed business, which was expanded in fiscal 2012 to include our own farming operations and in fiscal 2013 to include the seed production of Imperial Valley Seeds, Inc. ("IVS") and Seed Genetics International Pty Ltd ("SGI"); (ii) our stevia breeding operations; and (iii) our seed and small grain cleaning and processing operations that leverage the excess capacity in our mill. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009, bought out the former partners between June 2008 and May 2010 and raised capital in our May 2010 initial public offering ("IPO") to fund the expansion of our existing alfalfa seed business and to take the company in a new direction. Since our initial public offering, we have raised additional capital to help fund the purchase of Imperial Valley farmland, the acquisition of IVS in October 2013, the acquisition of SGI in April 2013, and for working capital purposes.

Our alfalfa seed business consists of breeding our proprietary alfalfa seed varieties to offer seed with the traits sought by our customers such as high salt and heat tolerance and high yields. We fulfill our seed requirements by contracting with farmers in the San Joaquin and Imperial Valleys of California and South Australia, and by internally farming acreage we have leased or purchased in California. Once our seed is processed and bagged at our facility in California or at the facilities of third party processors in Australia, substantially all of it is marketed and sold as certified seed to agribusiness firms and farmers throughout the world. Our principal business is subject to uncertainty caused by various factors, which include but are not limited to the following: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can create a shortage of our certified seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops due to a decline in the dairy industry (and corresponding decline in demand for alfalfa hay) or to plant crops with greater profit margins and in either case, smaller quantities of our seed will be purchased; (iii) farmers may choose to convert their hay crops to non-certified common seed resulting in an overabundance of non-certified seed entering the market and driving down the overall market price for alfalfa seed, including the market for certified alfalfa seed; (iv) the risks of internally farmed operations such as adverse agronomic decisions, weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control. While we are attempting to mitigate these risks, agricultural risks will always remain; or (v) the risks of doing business internationally following our acquisition of SGI. As a result of these factors and others, our revenue and margins can be difficult to project.

Since our May 2010 IPO, we have (i) leased acreage in California's San Joaquin and 'Imperial Valleys, on which we are producing a portion of our alfalfa seed supply; (ii) purchased farmland in the Imperial Valley; (iii) purchased the customer list of our principal international distributor from its owner in order to sell our alfalfa seed directly to customers in Saudi Arabia and other Middle Eastern and African countries such as Sudan, Egypt and Morocco; (iv) acquired the rights to a portfolio of dormant alfalfa seed varieties in order to expand our product offerings into new geographic regions; (v) contracted with additional farmers to grow our proprietary seed; (vi) completed our first material acquisition by purchasing substantially all of the assets of IVS; (vii) expanded our sales and marketing efforts; and (vii) in April 2013 completed our largest and most strategic acquisition to date by acquiring 100% of SGI, based in Adelaide, Australia. We began direct international sales in June 2011. Our first crop of internally-produced alfalfa seed was planted in the second fiscal quarter of 2012 and was harvested, cleaned, bagged and made available for sale to our customers in the first and second quarters of fiscal 2013, along with the seed we purchased from our contract growers.

Our alfalfa seed business is largely dependent upon the dairy business which is subject to significant cycles of over-supply and under-supply, and these fluctuations are generally localized. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings. Fiscal 2011 proved to be a particularly challenging year, but fiscal 2012 and fiscal 2013 reflected a significant turnaround in seed revenue.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the Western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control: The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. In normal years, we are typically able to offset this situation with sales to our distributors in our international markets. However, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. We and our distributor elected to hold back much of our certified proprietary seed rather than sell into that depressed market in fiscal 2011. As a result of all of these factors, seed sales were down in fiscal 2011 compared to the prior year. However, because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing during our first year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, and historical sales have been concentrated in the first six months of our fiscal year (July through December). We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. The acquisition of SGI in April 2013 provides us with a geographically diversified and year-round production cycle. This will likely partially mitigate this seasonality of our business as the fourth quarter is typically a significant sales quarter for our newly acquired Australian operation. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed, and this could reoccur from time to time as commodity prices shift. However, by first leasing farmland in fiscal 2011, and then gaining long-term access to additional farmland in the San Joaquin Valley of California through additional leases entered into in fiscal 2012, and farmland purchases and leases in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, this recently implemented direct farming opportunity poses new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb. And, the farming decisions we make could have a significant negative impact on our results of operations. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity, while reducing our costs and more directly controlling our inventory.

In fiscal 2011, we encountered a new challenge created by the availability of Roundup Ready® alfalfa in the U.S. We are still uncertain as to the extent to which Roundup Ready® alfalfa might negatively impact our business, if at all. And, the lack of regulations regarding field isolation could raise concerns about the adventitious presence of genetically modified organism ("GMO") material in our non-GMO seed. In fiscal 2012, the first year in which Roundup Ready® alfalfa was planted in the San Joaquin Valley, some presence of GMO traits in our fields was discovered, and further presence of GMO material was recently discovered. We sell into regions of the world that have a zero tolerance policy regarding GMO seed, so we must be able to maintain the integrity of our seed in order to sell in certain parts of the world. We have entered into a series of agreements with Monsanto Corporation and Forage Genetics International to produce and sell GMO alfalfa seed. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

A large majority of our customers are located within regions, including Saudi Arabia, that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in our contracted seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

We currently are using less than 25% of our mill capacity, providing ample opportunity for revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business.

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

Our strategy for our stevia operations has been to utilize our research and breeding expertise to develop varieties that can thrive in the state of California, while obtaining attractive taste and yield profiles. In May 2013, as the result of substantial herbicide damage to our then-existing stevia crop, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia.  As a further result of these damaged crops, we recorded a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

Our efforts are now focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products. In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

Because this is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. In fiscal 2013, we increased our spending on research and development, but also recorded a stevia crop loss charge of $2,333,123. We expect our stevia revenue will be nominal in fiscal 2014, but that our stevia expenditures will be substantially lower for these periods as we focus our spending on research and development.

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012

Revenue and Cost of Revenue

Revenue for the fiscal year ended June 30, 2013 was $37,338,258 compared to $14,147,617 for the year ended June 30, 2012. The $23,190,641, or 164%, increase in revenue for 2013 was primarily due to the acquisition of IVS on October 1, 2012 which contributed $13,032,220 of seed revenue as well as the acquisition of SGI which contributed $10,361,374. This was offset by a $202,953 or 1% decrease in revenue from S&W's existing ("organic") business.

Sales direct to international customers represented 73% and 70% of revenue during the years ended June 30, 2013 and 2012, respectively. Domestic revenue accounted for 27% and 30% of our total revenue for the fiscal year ended June 30, 2013 and 2012, respectively. The increase in the international sales percentage was due to the acquisition of IVS and SGI. Revenue for the fiscal year ended June 30, 2013 included approximately $520,736 of milling and other services compared to $885,764 for the year ended June 30, 2012.

Cost of revenue of $33,743,221 in the fiscal year ended June 30, 2013 was 90% of revenue, while the cost of revenue of $10,239,914 in the year ended June 30, 2012 was 72% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the revenue growth of the company from the IVS and SGI acquisitions and an increase in the costs paid to third-party contract growers coupled with higher costs of production on internally operated fields that had been in production less than one year. Our average cost per pound of seed sold in S&W's organic business increased approximately 31% from the prior year. Additionally, the Company recorded a $2,333,123 crop loss charge on stevia during the year ended June 30, 2013.

Excluding the charge for the stevia crop losses, total gross profit margins for the current year totaled 15.9% versus 27.6% in the prior year. The decrease in gross profit margins can be attributed to the following factors: 1) the newly acquired IVS business generated gross profit margins of 10.0% which lowered the overall profit margins of the combined business; 2) the significant increase in seed costs in the current year contributed to the decrease in the total gross profit margins in the current year; and 3) the Company's milling revenues decreased from the prior year, and although they are a small portion of overall revenues, milling services have historically generated higher gross profit margins.

We expect to obtain stable or increased sales pricing for the fiscal year 2014 and anticipate that we will improve gross margins in our core business in fiscal year 2014.

Stevia Breeding and Production Program

We began our stevia initiative in fiscal 2010 on a leased 114-acre property near Chowchilla. We moved from a pilot program to commercial production in fiscal 2011, planting the first commercial crop in the spring and summer of 2011. We earned our first stevia revenue of $25,382 during the second fiscal quarter of 2012 under a commercial supply agreement with a major stevia processor. Our agronomists focused their efforts on ensuring our plantation had a healthy stand for the first winter months, not on maximizing yield. This was essentially a test harvest in which we cut only the top portion of the plants and experimented with harvesting methods and equipment settings. In April of 2012, we leased a second property, of approximately 156 acres near Los Banos, to expand our stevia production. Our second trial harvest took place during the second quarter of fiscal 2013. We again experimented with a different harvesting method and equipment usage. In May 2013, as the result of substantial herbicide damage to our then-existing stevia crop, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. As a further result of these damaged crops, we recorded a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

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

We further expect that our costs will decline in fiscal 2014 as we forego the expansion of our commercial production and focus on breeding improved varieties of stevia, improving our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the fiscal year ended June 30, 2013 totaled $5,762,838 compared to $2,772,711 for the year ended June 30, 2012. The $2,990,127, or 108%, increase in SG&A expense versus the prior year was primarily due to an increase in non-cash stock-based compensation which totaled $1,053,895 in the current year versus $187,022 in the prior year and $486,166 of non-recurring transaction costs associated with the acquisition of IVS and SGI. In addition, the acquisition of SGI contributed an additional $528,000 of SG&A expenses and IVS contributed to an additional $250,000. The Company also had an increase in personnel costs as the Company continues to invest in personnel to support its overall growth. As a percentage of revenue, SG&A expenses were 15% in the current period compared to 20% in the fiscal year ended June 30, 2012.

Research and Development Expenses

Research and development expenses ("R&D") for the fiscal year ended June 30, 2013 totaled $505,872 compared to $242,523 in the comparable period in the prior year. R&D expenses increased $263,349 in the current year due to a $172,957 increase in our alfalfa seed product development expenses and a $90,392 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended June 30, 2013 was $694,595 compared to $272,855 for the year ended June 30, 2012. Included in the amount was amortization expense for intangible assets, which totaled $461,736 in the current year and $60,783 in the prior year. The $400,953 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the IVS and SGI business combinations. The Company expects amortization expense to total approximately $997,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency Loss

The Company incurred $263,973 of foreign currency losses associated with its wholly owned subsidiary in Australia SGI. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the fiscal year ended June 30, 2013 totaled $226,909 compared to $20,937 for the year ended June 30, 2012. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB.

Income Tax Expense (Benefit)

Income tax benefit totaled $1,343,123 for the fiscal year ended June 30, 2013 compared to income tax expense of $199,310 for the year ended June 30, 2012. The Company's effective tax rate was 34.8% in the current year versus 34.7% in the year ended June 30, 2012.

Net Income (Loss)

We had a net loss of $2,516,027 for the fiscal year ended June 30, 2013 compared to net income of $374,835 for the year ended June 30, 2012. The decrease in profitability was attributable primarily to the stevia crop loss charge and overall decreased gross profit margins, as discussed above. The net loss per basic and diluted common share for the current year was $0.29, compared to net income per basic and diluted common share of $0.06 for the year ended June 30, 2012.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we typically pay our contracted growers progressively, starting in the second quarter. In fiscal 2013, we paid our growers approximately 50% in October 2012, and the remaining 50% was paid in February 2013. The recent acquisition of SGI, an Australian-based alfalfa seed company, in April 2013 provides the Company with a geographically diversified and year-round production cycle which will likely result in less quarter-to-quarter fluctuation in revenues however it will put a greater demand on our working capital and working capital requirements during the first and second quarters.

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

In May 2012, we sold 1,000,000 shares of our common stock in a confidentially marketed public offering that priced at $5.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of $5,006,311. In September 2012, we sold 600,000 shares of our common stock in a private placement to one accredited investor, which was priced at $5.85 per share, resulting in net proceeds received by us of approximately $3.5 million.

On January 16, 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.4 million.

On March 12, 2013, we announced that we were exercising our option to call for redemption the Class A warrants. As a result, 1,372,641 shares of common stock were issued as a result of 1,372,641 Class A warrants being exercised. We received proceeds, net of fees and expenses, of $9,366,212 during the year ended June 30, 2013. The 27,359 remaining Class A Warrants that were not exercised by the deadline were redeemed by the Company for a price of $0.25 each, for an aggregate redemption cost to S&W of $6,765. There are no remaining Class A Warrants outstanding.

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equaled 2.2% per annum as of September 2013. The line of credit bears a standby fee on one- half percent per annum on the average daily unused amount of the line of credit, for a maximum of $25,000 if the line is not utilized. There are no amounts outstanding on the line of credit at June 30, 2013.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2014 (the "NAB Facility Agreement") and, as of June 30, 2013, $6,755,998 was outstanding under this facility and $2,377,002 was available for future borrowings.

The NAB Facility Agreement comprises several facility lines, including a market rate facility (AUD $8,500,000 limit which translates to USD $7,763,050 at June 30, 2013), an overseas bills purchased facility (AUD $500,000 limit which translates to USD $456,650 at June 30, 2013), and an overdraft facility (AUD $1,000,000 limit which translates to USD $913,300). The market rate facility and overseas bills purchased facility are interchangeable and have a combined limit of AUD $9,000,000 (translates to USD $8,219,700 at June 30, 2013).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.6% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.8% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 8.1% calculated daily.

For all NAB facilities, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (e.g., the interest rate increases by 4.5% per annum under the market rate and overdraft facilities upon the occurrence of an event of default).

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement.

Summary of Cash Flows

The following table shows a summary of our cash flows for the fiscal years ended June 30, 2013 and 2012:

	Years Ended
	June 30,
	2013	2012
Cash flows from operating activities	$(4,978,591)	$34,124
Cash flows from investing activities	(15,796,376)	(543,484)
Cash flows from financing activities	24,469,054	5,006,311
Effect of exchange rate changes on cash	(148,508)	-
Net increase in cash	3,545,579	4,496,951
Cash and cash equivalents, beginning of period	8,235,495	3,738,544
Cash and cash equivalents, end of period	$11,781,074	$8,235,495

As of June 30, 2013, we had cash and cash equivalents of approximately $11.8 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the fiscal year ended June 30, 2013, operating activities used $4,978,951 in cash, as a result of a net loss of $2,516,027 and an increase in accounts receivable of $5,582,324 and an increase in inventories of $1,215,745 partially offset by an increase in accounts payable (including related parties) of $3,175,585. For the fiscal year ended June 30, 2012, operating activities provided $34,124 in cash, as a result of net income of $374,835 and an increase in accounts payable (including related parties) of $1,022,814, partially offset by an increase in accounts receivable of $909,489 and an increase in crop production costs of $877,861.

Our largest customer, which is located in Saudi Arabia, owed us approximately $1.5 million at June 30, 2013. In September 2013, we received payments of approximately $0.75 million and expect the remaining balances to be collected in the next couple of weeks. These outstanding invoices have 90-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Including our largest customer mentioned above, three customers comprised 41% of our accounts receivable at June 30, 2013.

Investing Activities

Our investing activities during the fiscal year ended June 30, 2013 totaled $15,796,376. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which will be used for alfalfa seed production; 2) the acquisition of IVS on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; 4) the acquisition of additional farmland in Imperial Valley in February 2013; and 5) the acquisition of SGI on April 1, 2013. Our investing activities during the fiscal year ended June 30, 2013 totaled $543,484. These activities consisted primarily of the purchase of our distributor's customer list for $165,000, a $150,000 down payment for farmland and the purchase of bee trailers and irrigation equipment totaling $220,830. During fiscal 2014, we expect to have ongoing capital expenditure requirements to support our alfalfa seed production plans and other infrastructure needs.

Financing Activities

Our financing activities during the fiscal year ended June 30, 2013 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of $3.5 million from this transaction. In January 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.4 million. On March 12, 2013, we announced that we were exercising our option to call for redemption the Class A warrants. As a result, 1,372,641 shares of common stock were issued as a result of 1,372,641 Class A warrants being exercised. We received proceeds, net of fees and expenses, of $9.4 million during the year ended June 30, 2013. We also entered into a long-term loan with Wells Fargo generating proceeds of $2,625,000 all of which were used for the purchase of Imperial Valley farmland.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2013.

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

We use the binomial lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The binomial lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share- based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional.

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

Our subsidiary SGI does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle, pursuant to the standard contract production agreement. We record an estimated unit price and accordingly inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and net income.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company conducted a qualitative assessment of goodwill and other intangibles at June 30, 2013 and determined that it was more likely than not there was no impairment.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of S&W Seed Company
Five Points, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&W Seed Company as of June 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 23, 2013

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,781,074	$8,235,495
Accounts receivable, net	12,700,106	2,716,985
Inventories, net	25,822,467	6,116,785
Prepaid expenses and other current assets	509,037	138,236
Deferred tax asset	954,874	215,688
TOTAL CURRENT ASSETS	51,767,558	17,423,189

Property, plant and equipment, net of accumulated depreciation	10,239,435	2,441,186
Goodwill	4,832,050	-
Other intangibles, net	15,240,835	606,653
Crop production costs, net	1,582,599	1,098,292
Deferred tax asset - long-term	1,920,742	464,375
TOTAL ASSETS	$85,583,219	$22,033,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,512,235	$1,141,162
Accounts payable - related parties	893,929	307,589
Accrued expenses and other current liabilities	1,662,642	454,512
Working capital line of credit	6,755,998	-
Foreign exchange contract liability	663,043	-
Current portion of long-term debt	746,788	-
TOTAL CURRENT LIABILITIES	30,234,635	1,903,263

Non-compete payment obligation, less current portion	200,000	-
Other non-current liabilities	122,881	-
Deferred tax liability - non-current	299,682	-
Long-term debt, less current portion	4,668,958	-

TOTAL LIABILITIES	35,526,156	1,903,263

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,584,101 issued and outstanding at June 30, 2013; 6,873,000
issued and outstanding at June 30, 2012	11,585	6,873
Additional paid-in capital	54,338,758	19,796,976
Retained earnings (deficit)	(2,189,444)	326,583
Accumulated other comprehensive loss	(2,103,836)	-
TOTAL STOCKHOLDERS' EQUITY	50,057,063	20,130,432
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,583,219	$22,033,695

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2013	2012

Revenue	$37,338,258	$14,147,617

Cost of revenue	33,743,221	10,239,914

Gross profit	3,595,037	3,907,703

Operating expenses
Selling, general and administrative expenses	5,762,838	2,772,711
Research and development expenses	505,872	242,523
Depreciation and amortization	694,595	272,855

Total operating expenses	6,963,305	3,288,089

Income (loss) from operations	(3,368,268)	619,614

Other expense
Loss on disposal of fixed assets	-	24,532
Foreign currency loss	263,973	-
Interest expense, net	226,909	20,937

Income (loss) before income tax expense (benefit)	(3,859,150)	574,145
Income tax expense (benefit)	(1,343,123)	199,310
Net income (loss)	$(2,516,027)	$374,835

Net income (loss) per common share:
Basic	$(0.29)	$0.06
Diluted	$(0.29)	$0.06

Weighted average number of common shares outstanding:
Basic	8,770,975	5,904,110
Diluted	8,770,975	5,906,899

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended
	June 30,
	2013	2012

Net income (loss)	$(2,516,027)	$374,835

Foreign exchange translation adjustment	(2,103,836)	-

Comprehensive income (loss)	$(4,619,863)	$374,835

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Retained	Accumulated	Total
	Common Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2011	5,800,000	$5,800	$14,604,716	$(48,252)	$-	$14,562,264

Stock-based compensation - options	-	-	165,363	-	-	165,363
Restricted stock grant to executives	73,000	73	21,586	-	-	21,659
Proceeds from equity offering net of underwriter fees and expenses	1,000,000	1,000	5,005,311	-	-	5,006,311
Net income for the year ended June 30, 2012	-	-	-	374,835	-	374,835
Balance, June 30, 2012	6,873,000	6,873	19,796,976	326,583	-	20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	943,975	-	-	943,975
Proceeds from equity offering net of expenses	600,000	600	3,461,986	-	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	2,431,600	-	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	9,412,238	-	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	1,372,641	1,373	9,364,839	-	-	9,366,212
Common stock issued for exercise of underwriter warrant and A warrant	31,500	31	213,644	-	-	213,675
Cashless exercise of other warrants	30,597	31	(31)	-	-	-
Common stock issued for SGI acquisition	864,865	865	8,708,326	-	-	8,709,191
Common stock issued for services	12,000	12	109,908	-	-	109,920
Redemption of unexercised A warrants	-	-	(6,765)	-	-	(6,765)
Exercise of employee stock options, net of withholding taxes	5,978	6	(36,052)	-	-	(36,046)
Cancellation of restricted shares for withholding taxes	(6,480)	(6)	(61,886)	-	-	(61,892)
Comprehensive loss	-	-	-	-	(2,103,836)	(2,103,836)
Net loss for the year ended June 30, 2013	-	-	-	(2,516,027)	-	(2,516,027)

Balance, June 30, 2013	11,584,101	$11,585	$54,338,758	$(2,189,444)	$(2,103,836)	$50,057,063

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,516,027)	$374,835
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	1,053,895	187,022
Change in allowance for doubtful accounts	22,869	(3,587)
Depreciation and amortization	694,595	272,855
Change in foreign exchange contracts	778,478	-
Amortization of debt discount	12,686	-
Loss on disposal of fixed assets	-	24,532
Changes in:
Accounts receivable	(5,582,324)	(909,489)
Inventories	(1,215,745)	(452,666)
Prepaid expenses and other current assets	(354,685)	(79,785)
Crop production costs	(484,307)	(877,861)
Deferred tax asset	(1,663,149)	190,002
Accounts payable	2,583,242	934,088
Accounts payable - related parties	592,343	88,726
Accrued expenses and other current liabilities	1,101,243	285,452
Other non-current liabilities	(1,705)	-
Net cash provided by (used in) operating activities	(4,978,591)	34,124

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,738,876)	(384,984)
Acquisition of customer list	-	(165,000)
Acquisition of business	(8,000,000)	-
Acquisition of germ plasm	(57,500)	-
Proceeds from disposal of property, plant and equipment	-	6,500
Net cash used in investing activities	(15,796,376)	(543,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	12,876,224	5,006,311
Net proceeds from warrant exercises	9,579,888	-
Redemption of unexercised warrants	(6,765)	-
Borrowings and repayments on line of credit, net	(513,344)	-
Borrowings of long-term debt	2,625,000	-
Repayments of long-term debt	(91,949)	-
Net cash provided by financing activities	24,469,054	5,006,311

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(148,508)	-

NET INCREASE IN CASH	3,545,579	4,496,951

CASH AND CASH EQUIVALENTS, beginning of the period	8,235,495	3,738,544

CASH AND CASH EQUIVALENTS, end of period	$11,781,074	$8,235,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$362,287	$19,167
Income taxes	-	22,000

See notes to consolidated financial statements

S&W SEED COMPANY
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed on the acquisition of all of the issued and outstanding ordinary shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "SGI Acquisition").

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, South Australia as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and moved from a pilot program to commercial production in fiscal 2011. The Company recorded its first stevia revenue in the second quarter of fiscal 2012 under a commercial supply agreement with a major stevia processor. The Company's current stevia crops have suffered substantial herbicide damage; as a result the Company has decided to focus on breeding improved varieties of stevia, improving its harvesting and milling techniques, and developing marketing and distribution programs for its stevia products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiaries, S&W Australia which owns 100% of SGI, and Stevia California, LLC. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory valuation and obsolescence, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 24% and 67% of its net revenue for the year ended June 30, 2013 and 2012, respectively.

One customer accounted for 78% of the Company's accounts receivable at June 30, 2012. Three customers accounted for 41% of the Company's accounts receivable at June 30, 2013.

Sales direct to international customers represented 73% and 70% of revenue during the year ended June 30, 2013 and 2012, respectively. As of June 30, 2013, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Years Ended June 30,
	2013	2012
United States	$13,020,283	$4,198,035
Saudi Arabia	12,913,288	9,545,510
Other	11,404,687	404,072
Total	$37,338,258	$14,147,617

International Operations

The Company translates its foreign operations' asset and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in the consolidated statement of operations.

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer, which usually occurs at the time of shipment.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At June 30, 2013, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	June 30,	June 30,
	2013	2012

Cash	$10,356,527	$5,014,771
Money market funds	1,424,547	3,220,724
	$11,781,074	$8,235,495

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $10,106,527 and $4,764,771 in excess of FDIC insured limits at June 30, 2013 and 2012, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $22,869 and $0 at June 30, 2013 and June 30, 2012, respectively.

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

The Company's subsidiary SGI does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle, pursuant to the standard contract production agreement. SGI records an estimated unit price, and accordingly inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to growers.

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence for alfalfa seed is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers. During the year ended June 30, 2013, the Company recorded a crop loss charge of $2,333,123 for its stevia product line, and these amounts are reflected in cost of revenue on the consolidated statement of operations.

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

Components of inventory are:

	June 30,	June 30,
	2013	2012
Raw materials and supplies	$39,654	$73,386
Work in progress and growing crops	4,187,755	4,122,506
Finished goods	21,595,058	1,920,893
	$25,822,467	$6,116,785

Crop Production Costs

Expenditures on crop production costs are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, stand establishment costs, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to five years depending on the crop and nature of the expenditure and are amortized to growing crop inventory each year over the estimated life of the crop.

Components of crop production costs are:

	June 30,	June 30,
	2013	2012
Stevia	$-	$935,466
Alfalfa seed production	1,497,605	73,031
Alfalfa hay	84,904	46,067
Wheat and triticale	-	43,728
Total crop production costs, net	$1,582,599	$1,098,292

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

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company has the option to review goodwill on a qualitative basis first. If it is more likely than not that impairment is present the Company then must evaluate Goodwill for impairment using a two step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company conducted a qualitative assessment of goodwill and other intangibles at June 30, 2013 and determined that it was more likely than not there was no impairment.

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options, restricted stock, and restricted stock units ("RSU's") have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense for option grants is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the binomial lattice valuation model and the assumptions shown in Note 12. Restricted stock and restricted stock units are valued based on the Company's stock price on the day the awards are granted. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 12 for a detailed discussion of stock-based compensation.

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

	Years Ended
	June 30,
	2013	2012
Net income (loss)	$(2,516,027)	$374,835

Net income (loss) per common share:
Basic	$(0.29)	$0.06
Diluted	$(0.29)	$0.06

Weighted average number of common shares outstanding:
Basic	8,770,975	5,904,110
Diluted	8,770,975	5,906,899

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	June 30,
	2013	2012
Class A warrants	-	1,400,000
Class B warrants	1,410,500	1,400,000
Underwriter warrants - units	129,500	140,000
Underwriter warrants	50,000	50,000
Stock options	827,000	-
Total	2,417,000	2,990,000

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company evaluated its long-live assets for impairment and none existed as of June 30, 2013.

Foreign Exchange Contracts

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency forward contracts.

The Company has entered into certain derivative financial instruments (specifically foreign currency forward contracts), and accounts for these instruments in accordance with ASC Topic 815, "Derivatives and Hedging", which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in derivative's fair value are recorded in shareholders' equity as a component of other comprehensive income ("OCI"), net of tax. The Company's foreign currency contracts are not designated as hedging instruments under ASC 815 accordingly, changes in the fair value are recorded in current period earnings.

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

No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2013 or June 30, 2012, respectively.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable short-term and long-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of June 30, 2013. No assets or liabilities were measured at fair value on a recurring basis as of June 30, 2012.

	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$663,043	$-
Total	$-	$663,043	$-

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

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company conducted a qualitative assessment of goodwill and other intangibles at June 30, 2013 and determined that it was more likely than not there was no impairment.

NOTE 3 - BUSINESS COMBINATIONS

IVS Transaction

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

The useful lives of the acquired IVS intangibles are as follows:

Useful Lives (Years)
Technology/IP	12
Customer relationships	20
Supply agreement	20
Trade name	20
Non-compete	5

SGI Transaction

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation, acquired all of the issued and outstanding ordinary shares (the "SGI Acquisition") of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders.

The SGI Acquisition was consummated pursuant to the terms of a share acquisition agreement (the "Agreement"). Under the Agreement, the Company paid the following consideration: cash in the amount of $5.0 million; 864,865 shares of the Company's unregistered common stock (with a market value of $8,709,191 based upon the closing price of the Company's common stock as reported on the Nasdaq Capital Market on April 1, 2013); and $2,482,317 in the form of a three-year, non-interest bearing, unsecured promissory note (the "Note"), for total consideration of $16,191,508. The original face amount of the Note, $3,000,000, was reduced to $2,482,317 according to the terms of the Agreement because SGI's net working capital was below the net working capital target at the closing.

The SGI Acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their estimated fair values on the date of the SGI Acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the SGI Acquisition.

The estimated purchase price allocation is based on estimates of fair value as follows:

Technology/IP	$7,398,000
Customer relationships	359,000
Grower relationships	3,250,000
Trade-name and brands	389,000
Non-compete	337,000
Goodwill	3,927,675
Current assets	26,449,843
Property, plant, and equipment	286,431
Non-current deferred tax asset	265,320
Current liabilities	(26,485,135)
Non-current liabilities	(142,506)
Total acquisition cost allocated	$16,034,628

The purchase price consists of the following:

Cash	$5,000,000
Unsecured five-year promissory note, net of $156,880 debt discount	2,325,437
Common stock	8,709,191
$16,034,628

The excess of the purchase price over the fair value of the net assets acquired, amounting to $3,927,675, was recorded as goodwill on the consolidated balance sheet. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the with or without method, and the multi-period excess earnings method.

The useful lives of the acquired SGI intangibles are as follows:

Useful Lives (Years)
Technology/IP	20
Customer relationships	20
Grower relationships	20
Trade-name and brands	20
Non-compete	5

In fiscal 2013, the Company incurred $486,166 of acquisition costs associated with the IVS and SGI transactions which have been recorded in selling, general snd administrative expenses on the consolidated statement of operations.

The following unaudited pro forma financial information presents results as if the acquisitions of IVS and SGI had occurred on July 1, 2011.

	Years Ended June 30,
(Unaudited)	2013	2012

Revenue	$54,703,923	$48,727,746
Net income (loss)	$(1,991,428)	$1,842,286

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2013 include: i) the elimination of acquisition-related charges of $486,166; ii) amortization of acquired intangibles of $559,438; iii) additional interest expense of $40,620 for the amortization of debt discount and interest expense for the unsecured promissory notes issued in the acquisitions; and iv) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 34.8%. The primary adjustments for the year ended June 30, 2012 include: i) amortization of acquired intangibles of $963,350; ii) additional interest expense of $62,410 for the unsecured promissory note issued in the acquisition; and iii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 34.7%.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2011	Additions	Amortization	Translation	June 30, 2012

Trade name	$210,351	$-	$(12,372)	$-	$197,979
Customer relationships	108,620	-	(6,396)	-	102,224
Technology/IP	183,465	-	(26,208)	-	157,257
Non-compete	-	43,214	(8,644)	-	34,570
GI customer list	-	121,786	(7,163)	-	114,623
	$502,436	$165,000	$(60,783)	$-	$606,653

	Balance at			Foreign Currency	Balance at
	July 1, 2012	Additions	Amortization	Translation	June 30, 2013
Intellectual property	$-	$7,398,000	$(87,700)	$(930,366)	$6,379,934
Trade name	197,979	1,507,000	(58,909)	(48,920)	1,597,150
Technology/IP	157,257	1,101,500	(96,730)	-	1,162,027
Non-compete	34,570	686,000	(76,974)	(41,432)	602,164
GI customer list	114,623	-	(7,164)	-	107,459
Grower relationships	-	3,250,000	(38,527)	(408,717)	2,802,756
Supply agreement	-	1,512,667	(56,724)	-	1,455,943
Customer relationships	102,224	1,115,333	(39,008)	(45,147)	1,133,402
	$606,653	$16,570,500	$(461,736)	$(1,474,582)	$15,240,835

Amortization expense totaled $461,736 and $60,783 for the year ended June 30, 2013 and 2012, respectively. Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018
Amortization expense	$996,976	$996,976	$996,976	$988,332	$988,332

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

In July 2012, the Company purchased 640 acres of farmland in the Imperial Valley of California to be used for alfalfa seed production. During the year ended June 30, 2013, the Company incurred costs of $5,474,205 in connection with the land purchase.

On December 31, 2012, the Company closed a transaction for the purchase of 182 acres of farmland in the Imperial Valley of California. The Company purchased the property as a tenant-in-common with a third party and paid $843,453--an amount equal to fifty percent of the total purchase price plus certain closing costs and fees--for its interest in the property.

On February 28, 2013, the Company closed a transaction for the purchase of 119 acres of farmland in the Imperial Valley of California. The Company incurred costs of $834,098 in connection with the land purchase.

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2013	2012

Land and improvements	$7,685,806	$289,827
Buildings and improvements	2,074,618	2,021,018
Machinery and equipment	1,161,179	677,407
Vehicles	220,879	123,551
Total property, plant and equipment	11,142,482	3,111,803

Less: accumulated depreciation	(903,047)	(670,617)

Property, plant and equipment, net	$10,239,435	$2,441,186

Depreciation expense totaled $232,859 and $212,072 for the year ended June 30, 2013 and 2012, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	June 30, 2013	June 30, 2012
Current portion of long-term debt
Term loan - Wells Fargo	$155,990	$-
Term loan - Ally	8,481	-
Unsecured subordinate promissory note - related party	100,000	-
Promissory note - SGI selling shareholders	482,317	-
Total current portion	746,788	-

Long-term debt, less current portion
Term loan - Wells Fargo	2,379,833	-
Term loan - Ally	33,319	-
Line of credit - Wells Fargo	-	-
Unsecured subordinate promissory note - related party	400,000	-
Promissory note - SGI selling shareholders	2,000,000	-
Debt discount - SGI	(144,194)	-
Total long-term portion	4,668,958	-
Total debt	$5,415,746	$-

The Company entered into a credit agreement and related loan documents dated April 1, 2011 (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Effective April 1, 2012, the Company entered into a First Amendment to Credit Agreement, increasing the revolving credit facility to $7,500,000 (the "Amended Credit Facility"). The Amended Credit Facility terminates on April 1, 2014, at which time all amounts outstanding become due and payable. Any borrowings will bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. There is no borrowing base under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company incurs certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly.

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

In July 2012, the Company entered into a new Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related term loan. The July 2012 Credit Facility amends and restates the Amended Credit Agreement covering the $7,500,000 revolving line of credit for working capital and adds a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and will continue at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments will range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments will be payable in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time. The July 2013 Credit Agreement has various financial covenants including maintaining a debt service ratio of not less than 1.25 to 1.00 on an annual basis. In addition, the Company may not make an additional investment in any fixed asset in excess of an aggregate of $500,000 in any one fiscal year. The Company did not meet the debt service ratio in fiscal year 2013 due to the net loss reported. In addition, the Company's investments in fixed assets exceeded $500,000. The Company received a waiver letter from Wells Fargo curing the defaults. The Company is in compliance with all other debt covenants at June 30, 2013.

The Company applied the proceeds from the Term Loan to pay a portion of the purchase price for 640 acres of farmland it purchased in July 2012. In connection therewith, the Company executed and delivered a Deed of Trust and Assignment of Rents and Leases to American Securities Company for the benefit of Wells Fargo.

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

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Principal payments of $482,317 will be made in October 2013 and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $12,686 for the year ended June 30, 2013. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2014 (the "NAB Facility Agreement") and, as of June 30, 2013, $6,755,998 was outstanding under this facility and $2,377,002 was available for future borrowings.

The NAB Facility Agreement comprises several facility lines, including a market rate facility (AUD $8,500,000 limit which translates to USD $7,763,050 at June 30, 2013), an overseas bills purchased facility (AUD $500,000 limit which translates to USD $456,650 at June 30, 2013), and an overdraft facility (AUD $1,000,000 limit which translates to USD $913,300). The market rate facility and overseas bills purchased facility are interchangeable and have a combined limit of AUD $9,000,000 (which translates to USD $8,219,700 at June 30, 2013). The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.6% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.8% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 8.1% calculated daily.

For all NAB facilities, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (e.g., the interest rate increases by 4.5% per annum under the market rate and overdraft facilities upon the occurrence of an event of default).

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. The Company was in compliance with all NAB debt covenants at June 30, 2013.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2014	$746,788
2015	216,325
2016	2,162,593
2017	178,475
2018	219,052
Thereafter	1,892,513
Total	$5,415,746

NOTE 7 - INCOME TAXES

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2013	2012
Current:
Federal	$(58,560)	$-
State	4,026	9,308
Foreign	365,428	-
Total current provision	310,894	9,308
Deferred:
Federal	(1,576,897)	380,768
State	(103,335)	(190,766)
Foreign	26,215	-
Total deferred provision (benefit)	(1,654,017)	190,002
(Benefit) provision for income taxes	$(1,343,123)	$199,310

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Year Ended June 30,
	2013	2012
Tax expense (benefit) at statutory tax rate	$(1,312,111)	$195,209
State taxes (benefit), net of federal tax (benefit)	(60,613)	8,442
Permanent differences	23,823	22,780
Transaction costs	87,144	-
Federal and state research credits - current year	(25,326)	(2,434)
Impact of change in federal and state effective income tax rates	-	(2,158)
Foreign rate differential	(52,200)	-
Other	(3,840)	(22,529)
	$(1,343,123)	$199,310

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the projections for the taxable income and planning strategies, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2013 or 2012.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$2,259,896	$796,106
Intangible assets	(287,809)	(11,718)
Stock compensation	347,472	84,540
Tax credit carry forwards	52,110	25,003
Other, net	511,974	9,024
Total deferred tax assets	2,883,643	902,955
Valuation allowance for deferred tax assets	-	-
Deferred tax assets, net of valuation allowance	2,883,643	902,955
Deferred tax liabilities
Fixed assets	(307,709)	(222,892)
Net deferred tax assets	$2,575,934	$680,063

As of June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $6,163,771 and $3,120,047, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $48,675 which will expire June 30, 2030, unless previously utilized. The Company has state research credits of $5,205 that do not expire.

As of June 30, 2013, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $920,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any potential unrecognized deferred income tax liability is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2013. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $146,000 and $21,659 of stock-based compensation expense associated with this grant during the years ended June 30, 2013 and 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

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

On March 12, 2013, the Company announced that it had exercised its option to call for redemption the Class A warrants. As of June 30, 2013, 1,372,641 shares of common stock were issued as a result of 1,372,641 Class A warrants being exercised at a price of $7.15. The Company received proceeds, net of fees and expenses, of $9,366,212 during the year ended June 30, 2013. The 27,359 remaining Class A Warrants that were not exercised by the deadline were redeemed by the Company for a price of $0.25 each, for an aggregate redemption cost to S&W of $6,765. There are no remaining Class A Warrants outstanding.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $526,931 of stock-based compensation expense associated with this grant during the year ended June 30, 2013. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

During March 2013, the Company issued 30,597 shares of common stock pursuant to a cashless exercise of a total of 50,000 other warrants which were issued in May 2010 at an exercise price of $4.00. The 50,000 warrants have been cancelled and they are no longer outstanding. The common stock issuance was recorded at par value with no change to net equity balances.

During March 2013, Paulson Investment Company, Inc. exercised 10,500 of its underwriter warrants at an exercise price of $13.20 which resulted in the Company issuing 21,000 shares of common stock, 10,500 A warrants and 10,500 B warrants. The Company received $138,600 in proceeds from this exercise. During March 2013, Paulson Investment Company, Inc also exercised 10,500 of the A warrants generating proceeds of $75,075.

In April 2013, the Company issued 12,000 restricted common shares to terminate a consulting contract. The common stock issued was valued at $109,920 and was based on the fair value of the stock on the date of issuance.

The following table summarizes the warrants outstanding at June 30, 2013:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,410,500	$11.00	May 2015
Underwriter warrants - units	May 2010	129,500	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At June 30, 2013, there were 11,584,101 shares issued and outstanding. At June 30, 2012, there were 6,873,000 shares issued and outstanding.

See Note 12 for discussion on equity-based compensation.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $6,269,856 at June 30, 2013 and maturities dates range from July 2013 to January 2014.

At June 30, 2013, the Company has recorded a $663,043 liability on the balance sheet for the fair value of the foreign currency forward contracts. The Company recorded a loss on foreign exchange contracts of $778,478 which is reflected in cost of revenue for the year ended June 30, 2013.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Commitments

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2013:

						2019 and
	2014	2015	2016	2017	2018	beyond

Operating lease obligations	$452,456	$413,256	$481,902	$496,597	$107,704	$588,750

At June 30, 2013, the Company had approximately $35 million of purchase commitments related to its inventories.

NOTE 11 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, has a non-controlling ownership interest in Triangle T Partners, LLC ("Triangle T") and served as a member of its Board of Managers until his resignation in December 2012.

Prior to fiscal 2013, Triangle T was one of the Company's alfalfa seed growers and a customer. The Company previously entered into annual alfalfa seed production contracts with Triangle T on the same commercial terms and conditions as with the other growers with whom the Company contracts for alfalfa seed production. For the years ended June 30, 2013 and 2012, the Company purchased from Triangle T $0 and $1,430,984, respectively, of alfalfa seed Triangle T grew and sold to the Company under one-year production agreements. The Company entered into agreements with Triangle T to plant 893 acres of various alfalfa seed varieties as part of its calendar 2011 production for which the Company paid Triangle T the same price it agreed to pay its other growers. Mr. Wickersham did not personally receive any portion of these funds.

As one of the Company's previous customers, Triangle T purchased certified alfalfa seed from the Company to plant alfalfa on its own property for the production of alfalfa hay and to grow alfalfa seed for the Company. The Company previously sold certified alfalfa seed to Triangle T under the same commercial terms and conditions as other alfalfa seed customers in the San Joaquin Valley. The Company also previously generated revenue from selling milling services to Triangle T under the same commercial terms and conditions as other milling customers. The Company sold $0 and $138,578 of certified alfalfa seed and milling services to Triangle T during the years ended June 30, 2013 and 2012, respectively. Triangle T also worked with the Company as the initial service provider for the Company's stevia cultivation program, and the Company has planted its stevia plantings on Triangle T property. The Company incurred $239,633 of charges from Triangle T during the year ended June 30, 2013 for its services and costs in connection with the stevia cultivation program, including $4,750 in monthly rent charges for the use of the 114-acre main plot being used for stevia production. The Company incurred $116,129 of charges from Triangle T during the year ended June 30, 2012 for its services and costs in connection with the stevia cultivation program. Mr. Wickersham personally did not receive any portion of these funds.

Amounts due to Triangle T totaled $30,045 and $307,589 at June 30, 2013 and 2012, respectively.

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

The sub-sublease provided for a lump sum payment of $352,000 in exchange for the right to farm the Subleased Property through November 15, 2012. Although the sub-sublease was between the Company and Triangle T, payment was made directly to John Hancock, with Triangle T receiving no payment as the lessor. In addition to the annual rent payment, the Company paid for all farming operations and was responsible for keeping, maintaining and repairing the Subleased Property, including buildings, roads, pumping drainage and irrigation systems, equipment, as well as paying the costs of insurance, utilities, assessments and other costs incidental to the farming and maintenance of the Subleased Property. The Company was entitled to all income and proceeds from the farming operations on the Subleased Property, including but not limited to income and proceeds from all crops, crop insurance, government payments and subsidies. The Company used the services of TTP employees and TTP equipment in connection with farming the Subleased Property, as needed. The Company incurred $837,542 and $636,066 of charges from Triangle T for its services and costs in connection with farming operations during the years ended June 30, 2013 and 2012, respectively.

Glen D. Bornt, who recently joined the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $10,475,714 to IVM during the year ended June 30, 2013.   Total amounts due to IVM at June 30, 2013 totaled $863,884.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). During the period April 1, 2013 to June 30, 2013, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the three months ended June 30, 2013, SGI purchased from BF $305,724 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Simon Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $428,379 at June 30, 2013.

NOTE 12 - EQUITY-BASED COMPENSATION

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

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $146,000 and $21,659 of stock-based compensation expense associated with this grant during the years ended June 30, 2013 and 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $526,931 of stock-based compensation expense associated with this grant during the year ended June 30, 2013. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

As of June 30, 2013, options to purchase 827,000 shares of common stock were outstanding and unexercised, 48,666 unvested restricted shares of common stock were outstanding and 280,000 restricted stock units were outstanding. As of June 30, 2013 there were 45,000 shares available under the 2009 Plan for future grants and awards.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a binomial lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free rate of interest	0.63%	1.10%	-	1.10%
Dividend yield	0%	0%	-	0%
Volatility of common stock	45%	63%	-	56%
Exit / attrition rates	20% - 25%	20% - 30%	-	20%
Target exercise factor	1.5 - 1.75	1.25 - 1.75	-	1.25

A summary of activity related to the Company's 2009 Plan for the years ended June 30, 2012 and 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at June 30, 2011	417,500	$4.00	3.75
Granted	259,500	4.20	4.33
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	677,000	$4.08	3.36
Granted	175,000	7.20	4.46
Exercised	(21,875)	4.09	0.22
Canceled/forfeited/expired	(3,125)	4.20	3.33
Outstanding at June 30, 2013	827,000	$4.74	2.80

Options vested and exercisable at June 30, 2013	674,417	$4.32	2.48

The weighted average grant date fair value of options granted and outstanding at June 30, 2013 was $0.81. At June 30, 2013, the Company had $136,498 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.4 years. At June 30, 2013, the Company had $270,341 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 2 years. At June 30, 2013, the Company had $2,457,869 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 4.3 years. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2013 and 2012 totaled $943,974 and $187,022, respectively. The Company settles employee stock option exercises with newly issued shares of common stock.

NOTE 13 - NON-CASH INVESTING AND FINANCING ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash investing and financing activities during the years ended June 30, 2013 and 2012, respectively.

	Years Ended
	June 30,
	2013	2012
Net assets acquired in business acquisitions with issuances of notes payable and common stock	$14,216,627	$-
Common stock issued for cashless exercise of common stock warrants	31	-
Common stock issued for cashless exercise of common stock options	6	-
Shares forfeited in lieu of payroll tax withholdings by stock award recipients	97,938	-
Decrease in non-cash net assets of subsidiary due to foreign currency translation loss	2,103,836	-
Vehicle acquired with note payable	44,573	-

NOTE 14 - SUBSEQUENT EVENTS

In July 2013, the Company issued 21,806 shares for the settlement of RSU's which vested in July 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	3/10/2010
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011	8-K	001-34719	2.1	12/19/2011
2.3	Purchase Agreement dated as of January 11, 2013 by and between S&W Seed Company and Piper Jaffray & Co.	8-K	001-34719	1.1	1/11/2013
2.4	Share Acquisition Agreement dated March 14, 2013	8-K	001-34719	2.1	3/14/2013
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/2011
3.2	Registrant's Bylaws, as amended	8-K	001-34719	3.1	5/21/2013
3.3	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/2010
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/2010
4.2	Form of Class B Warrant	S-1	333-164588	4.4	4/23/2010
4.3	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/2010
4.4	Form of Representative's Warrants	S-1	333-164588	4.6	4/23/2010
4.5	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	001-34719	4.1	5/8/2012
10.1	S&W Seed Company 2009 Equity Incentive Plan and forms of stock option agreements, as amended	DEF 14A	001-34719	Appx. A	10/29/2012
10.2	Form of Indemnification Agreement	S-1	333-164588	10.2	1/29/2010
10.3	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010CTR	10-K	001-34719	10.3	9/28/2010

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed Herewith
10.4	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/2010
10.5	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/2010
10.6

Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated April 1, 2011 and accompanying Revolving Line of Credit Promissory Note, Security Agreement (Equipment) and Continuing Security Agreement

		8-K	001-34719	10.1 to 10.4	4/1/2011
10.7	Customer List Purchase Agreement dated July 6, 2011	8-K	001-34719	10.1	7/8/2011
10.8	Consulting Agreement between the Registrant and Richard Penner Consulting, Inc. dated July 6, 2011	8-K	001-34719	10.2	7/8/2011
10.9	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, entered into as of April 1, 2012 (see Exhibit 10.6)	8-K	001-34719	10.1	3/14/2012
10.10	Revolving Line of Credit Promissory Note dated April 1, 2012	8-K	001-34719	10.2	3/14/2012
10.11	Employment Agreement between the Registrant and Daniel Z. Karsten dated July 1, 2012	8-K	001-34719	10.1	7/18/2012
10.12	Agricultural Lease between the Registrant and Coast Imperial Partners	8-K	001-34719	10.1	8/2/2012
10.13	Credit Agreement between the Registrant and Wells Fargo Bank National Association entered into as of July 2, 2012 (see Exhibits 10.9 and 10.10)	8-K	001-34719	10.2	8/2/2012
10.14	Term Note dated as of July 2, 2012	8-K	001-34719	10.3	8/21/2012
10.15	Deed of Trust and Assignment of Rents and Leases, executed as of July 2, 2012	8-K	001-34719	10.4	8/21/2012
10.16	Assignment and Assumption Agreement, dated October 1, 2012 by and between the Registrant and Imperial Valley Seeds, Inc.	8-K	001-347129	10.1	9/28/2012
10.17	Employment Agreement dated October 1, 2012 by and between the Registrant and Fred Fabre*	8-K	001-347129	10.2	9/28/2012
10.18	Subordinated Promissory Note dated October 1, 2012 issued to Imperial Valley Seeds, Inc.*	8-K	001-347129	10.3	9/28/2012
10.19	Employment Agreement dated October 15, 2012 by and between the Registrant and Danielson B. Gardner*	8-K	001-34719	10.1	10/15/2012
10.20	Supply Agreement dated October 1, 2012 by and between Imperial Valley Seeds, Inc. and Imperial Valley Milling Co., acquired by the Registrant in the IVS Asset Acquisition	10-Q
10.21	Supply Agreement between the Registrant and Imperial Valley Seeds, Inc. dated October 1, 2012	10-Q	001-34719	10.1	2/13/2013
10.22	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated December 20, 2012	10-Q	001-34719	10.2	2/13/2013
10.23	Employment Agreement with Mark S. Grewal dated February 26, 2013*	8-K	001-34719	10.1	3/1/2013
10.24	Employment Agreement with Matthew K. Szot dated April 1, 2013*	8-K	001-34719	10.1	3/28/2013

10.25	Employment Agreement with Dennis Jury dated March 28, 2013*	8-K	001-34719	10.1	4/5/2013
10.26	Purchase Agreement and Escrow Instructions dated December 21, 2013 by and between Imperial Morningstar Land Company LLC, Coast Imperial Partners and S&W Seed Company	10-Q	001-34719	10.1	5/15/2013
10.27	Memorandum of Lease effective March 1, 2013 by and between United Investments Pty Ltd and Seed Genetics International Pty Ltd for office space in Unley, South Australia					X
10.28	Roundup Ready® alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLCCTR					X
10.29	Business Letter of Offer dated September 21, 2007 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities					X
10.30	Business Letter of Advice dated February 26, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities					X
10.31	Business Letter of Offer dated February 27, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities					X
10.32	Vacant Land Purchase Agreement by and between S&W Seed Company and Jim Little dated December 10, 2012					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

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

Date: September 30, 2013

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

Signature	Title	Date
/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2013
/s/ Matthew K. Szot Matthew K. Szot	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2013
/s/ Grover T. Wickersham Grover T. Wickersham	Chairman of the Board	September 30, 2013
/s/ Michael C. Culhane Michael C. Culhane	Director	September 30, 2013
/s/ Michael M. Fleming Michael M. Fleming	Director	September 30, 2013
/s/ Michael N. Nordstrom Michael N. Nordstrom	Director	September 30, 2013
/s/ Charles B. Seidler Charles B. Seidler	Director	September 30, 2013
/s/ Mark Harvey Mark Harvey	Director	September 30, 2013
/s/ Glen Bornt Glen Bornt	Director	September 30, 2013