Form 10-Q
period 2013-09-30
S&W Seed Co
filed 2013-11-14
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

      As of November 14, 2013, 11,620,448 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,134,269	$11,781,074
Accounts receivable, net	12,840,666	12,700,106
Inventories, net	28,155,707	25,822,467
Prepaid expenses and other current assets	468,082	509,037
Deferred tax asset	1,057,084	954,874
TOTAL CURRENT ASSETS	47,655,808	51,767,558

Property, plant and equipment, net of accumulated depreciation	10,257,989	10,239,435
Goodwill	4,899,276	4,832,050
Other intangibles, net	15,198,918	15,240,835
Crop production costs, net	2,402,372	1,582,599
Deferred tax asset - long term	1,920,742	1,920,742
TOTAL ASSETS	$82,335,105	$85,583,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,776,227	$19,512,235
Accounts payable - related parties	1,748,386	893,929
Accrued expenses and other current liabilities	1,578,729	1,662,642
Working capital line of credit	6,770,395	6,755,998
Foreign exchange contract liability	141,062	663,043
Current portion of long-term debt	747,605	746,788
TOTAL CURRENT LIABILITIES	26,762,404	30,234,635

Non-compete payment obligation, less current portion	200,000	200,000
Other non-current liabilities	24,937	122,881
Deferred tax liability - non-current	305,556	299,682
Long-term debt, less current portion	4,597,985	4,668,958

TOTAL LIABILITIES	31,890,882	35,526,156

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,614,129 issued and 11,611,079 outstanding at September 30, 2013;
11,584,101 issued and outstanding at June 30, 2013	11,615	11,585
Treasury stock, at cost, 3,050 shares at September 30, 2013 and no shares at June 30, 2013	(21,785)	-
Additional paid-in capital	54,412,296	54,338,758
Retained earnings (deficit)	(2,148,235)	(2,189,444)
Accumulated other comprehensive loss	(1,809,668)	(2,103,836)
TOTAL STOCKHOLDERS' EQUITY	50,444,223	50,057,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,335,105	$85,583,219

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

Revenue	$12,378,586	$6,719,735

Cost of revenue	10,071,006	5,641,333

Gross profit	2,307,580	1,078,402

Operating expenses
Selling, general and administrative expenses	1,594,203	750,351
Research and development expenses	233,639	103,431
Depreciation and amortization	314,454	69,785

Total operating expenses	2,142,296	923,567

Income from operations	165,284	154,835

Other expense
Foreign currency (gain) loss	(33,985)	-
Interest expense, net	136,998	7,868

Income before income tax expense	62,271	146,967
Income tax expense	21,062	58,211
Net income	$41,209	$88,756

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	11,563,452	6,839,560
Diluted	11,854,685	6,950,155

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	September 30
	2013	2012

Net income	$41,209	$88,756

Foreign currency translation adjustment	294,168	-

Comprehensive income	$335,377	$88,756

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2012	6,873,000	$6,873	-	$-	$19,796,976	$326,583	$-	$20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	943,975	-	-	943,975
Proceeds from equity offering net of expenses	600,000	600	-	-	3,461,986	-	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	-	-	2,431,600	-	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	-	-	9,412,238	-	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	1,372,641	1,373	-	-	9,364,839	-	-	9,366,212
Common stock issued for exercise of underwriter warrant and A warrant	31,500	31	-	-	213,644	-	-	213,675
Cashless exercise of other warrants	30,597	31	-	-	(31)	-	-	-
Common stock issued for SGI acquisition	864,865	865	-	-	8,708,326	-	-	8,709,191
Common stock issued for services	12,000	12	-	-	109,908	-	-	109,920
Redemption of unexercised A warrants	-	-	-	-	(6,765)	-	-	(6,765)
Exercise of employee stock options, net of withholding taxes	5,978	6	-	-	(36,052)	-	-	(36,046)
Cancellation of restricted shares for withholding taxes	(6,480)	(6)	-	-	(61,886)	-	-	(61,892)
Comprehensive loss	-	-	-	-	-	-	(2,103,836)	(2,103,836)
Net loss for the year ended June 30, 2013	-	-	-	-	-	(2,516,027)	-	(2,516,027)
Balance, June 30, 2013	11,584,101	11,585	-	-	54,338,758	(2,189,444)	(2,103,836)	50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	215,026	-	-	215,026
Net issuance to settle RSUs	30,028	30	-	-	(141,488)	-	-	(141,458)
Treasury stock purchases	-	-	(3,050)	(21,785)	-	-	-	(21,785)
Comprehensive income	-	-	-	-	-	-	294,168	294,168
Net income for the three months ended September 30, 2013	-	-	-	-	-	41,209	-	41,209
Balance, September 30, 2013	11,614,129	$11,615	(3,050)	$(21,785)	$54,412,296	$(2,148,235)	$(1,809,668)	$50,444,223

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,209	$88,756
Adjustments to reconcile net income from operating activities to net cash used in operating activities
Stock-based compensation	215,026	90,831
Depreciation and amortization	314,454	69,785
Change in foreign exchange contracts	(525,726)	-
Amortization of debt discount	12,754	-
Changes in:
Accounts receivable	(42,468)	(3,352,476)
Inventories	(2,079,229)	(2,156,882)
Prepaid expenses and other current assets	41,585	41,862
Crop production costs	(819,773)	(259,868)
Deferred tax asset	(92,110)	57,411
Accounts payable	(3,469,146)	5,632,088
Accounts payable - related parties	412,530	(57,152)
Accrued expenses and other current liabilities	(102,365)	(283,801)
Other non-current liabilities	(98,617)	-
Net cash used in operating activities	(6,191,876)	(129,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(89,839)	(5,467,488)
Acquisition of germ plasm	-	(57,500)
Net cash used in investing activities	(89,839)	(5,524,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	-	3,462,586
Common stock repurchased	(21,785)	-
Taxes paid related to net share settlements of stock-based compensation awards	(141,458)	-
Borrowings and repayments on line of credit, net	(115,974)	-
Borrowings of long-term debt	-	2,625,000
Repayments of long-term debt	(82,910)	(16,214)
Net cash (used in) provided by financing activities	(362,127)	6,071,372

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,963)	-

NET INCREASE (DECREASE) IN CASH	(6,646,805)	416,938

CASH AND CASH EQUIVALENTS, beginning of the period	11,781,074	8,235,495

CASH AND CASH EQUIVALENTS, end of period	$5,134,269	$8,652,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$161,843	$17,635
Income taxes	-	-

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

In December 2011, S&W Seed Company consummated a merger (the "Reincorporation") with and into its wholly owned subsidiary, S&W Seed Company, a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger. As a result of the Reincorporation, the Company is now a Nevada corporation.

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed on the acquisition of all of the issued and outstanding ordinary shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "SGI Acquisition").

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, including alfalfa seed, and to a lesser extent, wheat and small grains. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, Southern Australia as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia, improving its harvesting and milling techniques, and developing marketing and distribution programs for its stevia products.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2013, consolidated statements of operations for the three months ended September 30, 2013 and 2012, consolidated statement of owners' equity for the three months ended September 30, 2013 and consolidated statements of cash flows for the three months ended September 30, 2013 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2013 and its results of operations and its cash flows for the three months ended September 30, 2013 and 2012. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 22% and 79% of its net revenue for the three months ended September 30, 2013 and 2012, respectively.

One customer accounted for 27% of the Company's accounts receivable at September 30, 2013. Three customers accounted for 41% of the Company's accounts receivable at June 30, 2013.

Sales direct to international customers represented 86% and 78% of revenue during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Three Months Ended September 30,
	2013	2012
Saudi Arabia	$4,239,391	$4,821,934
United States	1,691,095	1,480,639
Other	6,448,100	417,162
Total	$12,378,586	$6,719,735

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At September 30, 2013, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	September 30,	June 30,
	2013	2013

Cash	$3,709,322	$10,356,527
Money market funds	1,424,947	1,424,547
	$5,134,269	$11,781,074

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $3,459,322 and $10,106,527 in excess of FDIC insured limits at September 30, 2013 and June 30, 2013, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $22,869 at September 30, 2013 and June 30, 2013, respectively.

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

The Company's subsidiary SGI does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. SGI records an estimated unit price; accordingly, inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to growers.

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

Components of inventory are:

	September 30,	June 30,
	2013	2013
Raw materials and supplies	$167,323	$39,654
Work in progress and growing crops	744,594	4,187,755
Finished goods	27,243,790	21,595,058
	$28,155,707	$25,822,467

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

Components of crop production costs are:

	September 30,	June 30,
	2013	2013
Alfalfa seed production	$2,317,468	$1,497,695
Alfalfa hay	84,904	84,904
Total crop production costs, net	$2,402,372	$1,582,599

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

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets acquired in the acquisition of the customer list in July 2011 and the acquisition of proprietary alfalfa germ-plasm in August 2012 are reported at their initial cost less accumulated amortization. See Note 3 and Note 4 for further discussion. The intangible assets are amortized based on useful lives ranging from 3-20 years.

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company has the option to review goodwill on a qualitative basis first. If it is more likely than not that impairment is present, the Company then must evaluate Goodwill for impairment using a two step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company conducted a qualitative assessment of goodwill and other intangibles and determined that it was more likely than not there was no impairment.

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non- qualified stock options, restricted stock, and restricted stock units ("RSUs") have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense for option grants is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the lattice valuation model and the assumptions shown in Note 11. Restricted stock and RSUs are valued based on the Company's stock price on the day the awards are granted. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 11 for a detailed discussion of stock-based compensation.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options, restricted stock awards and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Three Months Ended
	September 30,
	2013	2012
Net income	$41,209	$88,756

Net income per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding:
Basic	11,563,452	6,839,560
Diluted	11,854,685	6,950,155

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows:

	September 30,
	2013	2012
Class A warrants	-	1,400,000
Class B warrants	1,410,500	1,400,000
Underwriter warrants - units	-	140,000
Class B warrants underlying underwriter warrants - units	129,500	-
Underwriter warrants	-	50,000
Stock options	25,000	-
Total	1,565,000	2,990,000

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

The Company has entered into certain derivative financial instruments (specifically foreign currency forward contracts), and accounts for these instruments in accordance with ASC Topic 815, "Derivatives and Hedging", which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in the derivative's fair value are recorded in shareholders' equity as a component of other comprehensive income ("OCI"), net of tax. The Company's foreign currency contracts are not designated as hedging instruments under ASC 815, accordingly, changes in the fair value are recorded in current period earnings.

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

No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2013 or June 30, 2013, respectively.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013.

	Fair Value Measurements as of September 30, 2013 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$141,062	$-
Total	$-	$141,062	$-

	Fair Value Measurements as of June 30, 2013 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$663,043	$-
Total	$-	$663,043	$-

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report, in one place, information about significant reclassifications out of accumulated other comprehensive income, or AOCI, and disclose more information about changes in AOCI balances. The Company adopted this ASU in the first quarter of fiscal 2014. The adoption of this standard did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will adopt the standard effective July 1, 2014. The adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

The estimated purchase price allocation is based on estimates of fair value as follows:

Technology/IP	$7,398,000
Customer relationships	359,000
Grower relationships	3,250,000
Trade-name and brands	389,000
Non-compete	337,000
Goodwill	3,927,675
Current assets	26,449,843
Property, plant, and equipment	286,431
Non-current deferred tax asset	265,320
Current liabilities	(26,485,135)
Non-current liabilities	(142,506)
Total acquisition cost allocated	$16,034,628

The purchase price consists of the following:

Cash	$5,000,000
Unsecured three-year promissory note, net of $156,880 debt discount	2,325,437
Common stock	8,709,191
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

In fiscal 2013, the Company incurred $486,166 of acquisition costs associated with the IVS and SGI transactions which have been recorded in selling, general and administrative expenses on the consolidated statement of operations.

The following unaudited pro forma financial information presents results as if the acquisitions of IVS and SGI had occurred on July 1, 2012.

Three Months
Ended
September 30,
(Unaudited)	2012
Revenue	$17,928,756
Net income	$645,676

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended September 30, 2012 include: i) amortization of acquired intangibles of $240,838; ii) additional interest expense of $15,040 for the amortization of debt discount and interest expense for the unsecured promissory notes issued in the acquisitions; and iii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 39.6%. There are no pro forma adjustments for the three months ended September 30, 2013 as this period includes the operations of both SGI and IVS.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2012	Additions	Amortization	Translation	June 30, 2013
Intellectual property	$-	$7,398,000	$(87,700)	$(930,366)	$6,379,934
Trade name	197,979	1,507,000	(58,909)	(48,920)	1,597,150
Technology/IP	157,257	1,101,500	(96,730)	-	1,162,027
Non-compete	34,570	686,000	(76,974)	(41,432)	602,164
GI customer list	114,623	-	(7,164)	-	107,459
Grower relationships	-	3,250,000	(38,527)	(408,717)	2,802,756
Supply agreement	-	1,512,667	(56,724)	-	1,455,943
Customer relationships	102,224	1,115,333	(39,008)	(45,147)	1,133,402
	$606,653	$16,570,500	$(461,736)	$(1,474,582)	$15,240,835

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	September 30, 2013
Intellectual property	$6,379,934	$-	$(80,918)	$123,618	$6,422,634
Trade name	1,597,150	-	(21,323)	6,500	1,582,327
Technology/IP	1,162,027	-	(29,740)	-	1,132,287
Non-compete	602,164	-	(34,355)	5,220	573,029
GI customer list	107,459	-	(1,791)	-	105,668
Grower relationships	2,802,756	-	(35,548)	54,307	2,821,515
Supply agreement	1,455,943	-	(18,908)	-	1,437,035
Customer relationships	1,133,402	-	(14,978)	5,999	1,124,423
	$15,240,835	$-	$(237,561)	$195,644	$15,198,918

Amortization expense totaled $237,561 and $16,154 for the three months ended September 30, 2013 and 2012, respectively. Estimated aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018
Amortization expense	$711,585	$949,146	$949,146	$940,502	$940,502

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2013	2013

Land and improvements	$7,690,579	$7,685,806
Buildings and improvements	2,074,618	2,074,618
Machinery and equipment	1,196,580	1,161,179
Vehicles	271,181	220,879
Total property, plant and equipment	11,232,958	11,142,482

Less: accumulated depreciation	(974,969)	(903,047)

Property, plant and equipment, net	$10,257,989	$10,239,435

Depreciation expense totaled $76,893 and $53,675 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	September 30, 2013	June 30, 2013
Current portion of long-term debt
Term loan - Wells Fargo	$156,744	$155,990
Term loan - Ally	8,544	8,481
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note — SGI selling shareholders	482,317	482,317
Total current portion	747,605	746,788

Long-term debt, less current portion
Term loan - Wells Fargo	2,298,266	2,379,833
Term loan - Ally	31,159	33,319
Unsecured subordinate promissory note - related party	400,000	400,000
Promissory note — SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(131,440)	(144,194)
Total long-term portion	4,597,985	4,668,958
Total debt	$5,345,590	$5,415,746

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

In July 2012, the Company entered into a new Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related term loan. The July 2012 Credit Facility amends and restates the Amended Credit Agreement covering the $7,500,000 revolving line of credit for working capital and adds a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction increases in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time. The July 2013 Credit Agreement contains various financial covenants. The Company was in compliance with all debt covenants as of September 30, 2013.

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

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Principal payments of $482,317 will be made in October 2013 and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $12,754 for the three months ended September 30, 2013. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2014 (the "NAB Facility Agreement") and, as of September 30, 2013, $6,770,395 was outstanding under this facility and $2,541,605 was available for future borrowings.

The NAB Facility Agreement comprises several facility lines, including a market rate facility (AUD $8,500,000 limit which translates to USD $7,915,200 at September 30, 2013), an overseas bills purchased facility (AUD $500,000 limit which translates to USD $465,600 at September 30, 2013), and an overdraft facility (AUD $1,000,000 limit which translates to USD $931,200). The market rate facility and overseas bills purchased facility are interchangeable and have a combined limit of AUD $9,000,000 (which translates to USD $8,380,800 at September 30, 2013). The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. The Company was in compliance with all NAB debt covenants at September 30, 2013.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2014	$747,605
2015	108,030
2016	2,189,166
2017	219,555
2018	217,544
Thereafter	1,863,690
Total	$5,345,590

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

Prior to the completion of the Company's redemption of the Class A warrants, each Class A warrant entitled its holder to purchase one share of the Company's common stock at an exercise price of $7.15. The Class A warrants were redeemable at the Company's option for $0.25 upon 30 days' prior written notice beginning November 3, 2010, provided certain conditions were met. The Class A warrants were redeemable provided that the Company's common stock closed at a price at least equal to $8.80 for at least five consecutive trading days. On March 12, 2013, the Company announced that it had exercised its option to call for redemption the Class A warrants. As of June 30, 2013, 1,372,641 shares of common stock were issued as a result of 1,372,641 Class A warrants being exercised at a price of $7.15. The Company received proceeds, net of fees and expenses, of $9,366,212 during the year ended June 30, 2013. The 27,359 remaining Class A Warrants that were not exercised by the deadline were redeemed by the Company for a price of $0.25 each, for an aggregate redemption cost to the Company of $6,765. There are no remaining Class A Warrants outstanding.

Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00. The Class B warrants are exercisable at any time until their expiration on May 3, 2015. The Class B warrants are redeemable at the Company's option for $0.25 upon 30 days' prior written notice beginning November 3, 2010, provided certain conditions are met. The Class B warrants are redeemable on the same terms, provided the Company's common stock has closed at a price at least equal to $13.75 for five consecutive trading days.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant.

On May 23, 2012, the Company closed its underwritten public offering of 1,000,000 common shares, which priced at $5.50 per share. The Company received total proceeds, net of underwriting discounts and equity offering costs, of $5,006,311. In connection with the offering, the Company issued Representative's Warrants to Rodman & Renshaw LLC to purchase up to an aggregate of 50,000 shares of the Company's common stock at an exercise price of $6.875 per share, which expire on February 8, 2017.

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

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. See Note 11 for discussion on equity-based compensation.

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

In July 2013, the Company issued 21,806 shares for the settlement of RSU's which vested in July 2013. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $141,488 paid by the Company.

The Company re-purchased 3,050 shares of common stock for $21,785 during the three months ended September 30, 2013 pursuant to its previously announced share repurchase program.

The following table summarizes the warrants outstanding at September 30, 2013:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,410,500	$11.00	May 2015
Underwriter warrants - units	May 2010	129,500	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At September 30, 2013, there were 11,614,129 shares issued and 11,611,079 shares outstanding. At June 30, 2013, there were 11,584,101 shares issued and outstanding.

See Note 11 for discussion on equity-based compensation.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $1,816,082 at September 30, 2013 and maturities dates range from October 2013 to January 2014.

The Company has recorded a liability on the balance sheet for the fair value of the foreign currency forward contracts. The liability totaled $141,062 and $663,043 at September 30, 2013 and June 30, 2013, respectively. The Company recorded a gain on foreign exchange contracts of $91,519 which is reflected in cost of revenue for the three months ended September 30, 2013. There were no foreign exchange contracts in the comparable period of the prior year.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, has a non-controlling ownership interest in Triangle T Partners, LLC ("TTP") and served as a member of its Board of Managers until his resignation in December 2012.

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2014. The Company incurred $98,765 of charges from TTP for its services and costs in connection with farming operations during the quarter ended September 30, 2013.

Amounts due to TTP totaled $103,921 and $30,045 at September 30, 2013 and June 30, 2012, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $3,469,163 to IVM during the three months ended September 30, 2013.   Total amounts due to IVM totaled $1,407,023 and $863,884 at September 30, 2013 and June 30, 2013, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). During the period April 1, 2013 to June 30, 2013, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, the Company purchased a total of $370,235 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $237,442 at September 30, 2013 and $428,379 at June 30, 2013.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free rate of interest	1.68%	-	-	-
Dividend yield	0%	-	-	-
Volatility of common stock	44%	-	-	-
Exit / attrition rates	25%	-	-	-
Target exercise factor	1.75	-	-	-

On October 24, 2011, the Company granted 259,500 stock options to its directors, officers, employees and certain consultants at an exercise price of $4.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and two-year periods, commencing on January 1, 2012, and expire five years from the date of grant. On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. On September 3, 2013, the Company granted 25,000 stock options to an employee at an exercise price of $8.29, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over a three-year period, commencing on October 1, 2013, and expire five years from the date of grant.

A summary of stock option activity for the year ended June 30, 2013 and three months ended September 30, 2013 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2012	677,000	$4.08	3.4
Granted	175,000	7.20	4.5
Exercised	(21,875)	4.09	0.2
Canceled/forfeited/expired	(3,125)	4.20	3.3
Outstanding at June 30, 2013	827,000	$4.74	2.8
Granted	25,000	$8.29	4.9
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2013	852,000	4.84	2.6
Options vested and exercisable at September 30, 2013	707,375	$4.79	2.3

The weighted average grant date fair value of options granted and outstanding at September 30, 2013 was $0.83. At September 30, 2013, the Company had $118,849 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.38 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended September 30, 2013 and 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Three Months Ended September 30, 2013
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	48,666	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	48,666	$6.00	1.6

At September 30, 2013, the Company had $233,841 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 1.6 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $145,511 of stock-based compensation expense associated with this grant during the three months ended September 30, 2013. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Three Months Ended September 30, 2013
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	280,000	$10.66	-
Granted	-	-	-
Vested	(47,666)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	232,334	$10.66	4.1

At September 30, 2013, the Company had $2,312,358 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 4.1 years.

As of September 30, 2013 there were 20,000 shares available under the 2009 Plan for future grants and awards. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2013 and 2012 totaled $215,026 and $90,831, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In October 2013, the Company issued 9,369 shares for the settlement of RSU's which vested in October 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed; decline in the dairy industry; macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, and the items discussed in the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 30, 2013 and that are otherwise described or updated from time to time in our SEC reports.

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

●	developing stevia varieties in response to growing demand for the all-natural, zero calorie sweetener;
●	acquiring the customer list of our primary international distributor of alfalfa seed;
●	entering into the dormant market via the acquisition of a portfolio of dormant germplasm in August 2012;
●	entering into production of non-GMO seed in the Imperial Valley, California by purchasing farmland and acquiring Imperial Valley Seeds, Inc. ("IVS") in October 2012; and
●	entering into production of non-GMO seed in Southern Australia by acquiring the dominant local producer, Seed Genetics International Pty Ltd ("SGI") in April 2013.

Our combination with SGI creates the world's largest non-dormant alfalfa seed company, and our combined company now has the competitive advantages of year-round production, which extends to all areas of the alfalfa seed business, including sales, inventory management and cash collection cycles. SGI was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, it changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011 changed its name to Seed Genetics International Pty Ltd. SGI's principal office space is located in Unley, South Australia.

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

We fulfill our seed requirements by contracting with farmers in the San Joaquin and Imperial Valleys of California and Southern Australia, and by internally farming acreage we have leased or purchased in California. Once our seed is processed and bagged at our facility in California or at the facilities of third party processors in Southern Australia, the majority of it is marketed and sold as certified seed to agribusiness firms and farmers throughout the world for the growing of alfalfa hay. Our principal business is subject to uncertainty caused by various factors, which include but are not limited to the following: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can impact our ability to produce seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops due to a decline in the dairy industry (and corresponding decline in demand for alfalfa hay) or to plant crops with greater profit margins and in either case, smaller quantities of our seed will be purchased; (iii) farmers may choose to convert their alfalfa hay crops to non-certified common seed resulting in an overabundance of non-certified seed entering the market and driving down the overall market price for alfalfa seed, including the market for certified alfalfa seed; (iv) the risks of internally farmed operations such as adverse agronomic decisions, weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control; and (v) the risks of doing business internationally following our acquisition of SGI. As a result of these factors and others, our revenue and margins can be difficult to project.

Our alfalfa seed business is largely dependent upon the dairy and livestock industries, each of which is subject to significant and localized cycles of over-supply and under-supply. Consequently, although we are subject to the volatility of local markets, the breadth of our market and the quality niche of our certified seed have resulted in relatively stable demand in most years. However, the supply of seed in the marketplace is subject to substantial swings.

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the Western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control. The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. In normal years, we are typically able to offset this situation with sales to our distributors in our international markets. However, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. As a result of this over-supply in fiscal 2011, we and our distributor elected to hold back much of our certified proprietary seed rather than sell into the depressed market. Because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing during our first year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Historically, our alfalfa seed business has been seasonal, and historical sales have been concentrated in the first six months of our fiscal year (July through December). The acquisition of SGI in April 2013 provides us with a geographically diversified and year-round production cycle allowing us to carry sufficient levels of inventory throughout the year to respond to customer demands in a more consistent manner. This will likely mitigate (at least in part) the seasonality of our business as the fourth quarter is expected to be a significant sales quarter for our newly combined global operation. We contract with growers based upon our anticipated market demand. Also, we mill, clean and stock the seed during the respective harvest seasons and ship from inventory throughout the year. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed and we have sufficient capital to carry additional inventory. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as a reduction in our available seed supply in a particular year as a result of our growers electing to plant alternative, higher priced crops or adverse weather events.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed. And, this could reoccur from time to time as commodity prices shift. However, by first leasing farmland in fiscal 2011, and then gaining long-term access to additional farmland in the San Joaquin Valley of California through additional leases entered into in fiscal 2012, and farmland purchases and leases in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, our recently implemented direct farming operations pose new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb. And, the farming decisions we make could have a significant negative impact on our results of operations. Traditionally, we have contracted with growers to pay a set price for each pound of clean seed that is delivered to us. Therefore, we do not carry the farming risk on seed yield of that particular type of production and that risk is borne by the contracted seed grower. In our internally farmed operations, we incur a number of costs, and therefore the amount seed yield directly impacts the cost per pound of seed produced which could be higher or lower than our contracted rate based on our ability to achieve lower or higher yields. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity while reducing our costs and more directly controlling our inventory. Expanding our contracted grower base in the Imperial Valley of California and Southern Australia will provide a greater level of diversification of production and we expect it to allow us to grow and gain additional market share.

Up to this point, we have only sold non-genetically modified organism ("GMO") alfalfa seed varieties. In fiscal 2011, we encountered a new challenge created by the availability of Roundup Ready® alfalfa in the U.S. We are still uncertain as to the extent to which Roundup Ready® alfalfa might negatively impact our business, if at all. And, the lack of regulations regarding field isolation could raise concerns about the adventitious presence of GMO material in our non-GMO seed. In fiscal 2012, the first year in which Roundup Ready® alfalfa was planted in the San Joaquin Valley, the presence of GMO traits in our fields was discovered, and further presence of GMO material was recently discovered. Maintaining the integrity of our seed is critical to us as a large majority of our customers are located within regions, including Saudi Arabia, that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in our seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed to certain regions of the world where GMO alfalfa seed is approved; however, we are still conducting field trials and do not anticipate having a variety for sale for at least two years. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

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

At this time, we are evaluating several strategies with respect to future commercial applications for our proprietary stevia, including commercial production of "dry leaf" stevia. We are also investigating the potential for a simple, water-based, extraction method which would lead to the production of a stevia-based sweetener containing the full spectrum of the sweeteners found in the plant. We believe that a California-sourced product such as this will have wide appeal among those consumers seeking a natural, non-caloric, sugar substitute. Presently, there are no commercial scale stevia extraction facilities located in the U.S.

Because stevia is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We incurred substantial expenses and earned no revenue during the 2011 fiscal year as we entered the stevia production business. In fiscal 2012, we moved into commercial production of stevia leaf, but we earned only nominal revenue from our stevia operations. In fiscal 2013, we increased our spending on research and development, but also recorded a stevia crop loss charge of $2,333,123. We expect our stevia revenue will be nominal in fiscal 2014, but that our stevia expenditures will be substantially lower for these periods as we focus our spending on research and development.

Results of Operations

Three months ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2013 was $12,378,586 compared to $6,719,735 for the three months ended September 30, 2012. The $5,658,851, or 84%, increase in revenue for the current quarter was primarily due to the acquisition of IVS on October 1, 2012 which contributed $4,809,190 of seed revenue as well as the acquisition of SGI which contributed $4,562,090. This was offset by a $3,577,908 or 53% decrease in revenue from S&W's existing ("organic") business. The decreases in the company's S&W proprietary operations were attributed to minimal carry-over of elite proprietary varieties suited for the Middle East market and delays in cleaning and shipping seed from the recent California harvest.

Sales direct to international customers represented 86% and 78% of revenue during the three months ended September 30, 2013 and 2012, respectively. Domestic revenue accounted for 14% and 22% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. The increase in the international sales percentage was due to the acquisition of IVS and SGI which were not included in the comparable period of the prior year. Revenue for the three months ended September 30, 2013 included approximately $229,162 of milling and other services compared to $363,683 for the three months ended September 30, 2012.

Cost of revenue of $10,071,006 in the three months ended September 30, 2013 was 81% of revenue, while the cost of revenue of $5,641,333 in the three months ended September 30, 2012 was 84% of revenue. The dollar increase in cost of revenue for the current quarter was primarily attributable to the revenue growth of the company from the IVS and SGI acquisitions.

Total gross profit margins for the current quarter totaled 18.6% versus 16.0% in the comparable period of the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated gross profit margins of 21% which improved the overall profit margins of the combined business and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. These improvements were partially offset by contributions from the company's non-proprietary IVS business which inherently have lower margins. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we expect to obtain stable or increased sales pricing for the fiscal year 2014 and anticipate that we will improve gross margins in our core business in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2013 totaled $1,594,203 compared to $750,351 for the three months ended September 30, 2012. The $843,852, or 112%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $350,000 of SG&A expenses and the acquisition of IVS which contributed an additional $84,000. In addition, non-cash stock-based compensation which totaled $215,026 in the current quarter increased $124,195 versus $90,831 in the comparable period in the prior year. In addition, the Company had an increase in personnel costs and legal costs as the Company continues to invest in resources to support its overall growth. As a percentage of revenue, SG&A expenses were 13% in the current period compared to 11% in the fiscal three months ended September 30, 2012.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended September 30, 2013 totaled $233,639 compared to $103,431 in the comparable period in the prior year. R&D expenses increased $130,208 in the current quarter due to a $101,197 increase in our alfalfa seed product development expenses and a $29,011 increase in stevia product development expenses.

In May 2013, as the result of substantial herbicide damage to our then-existing stevia crop, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. Our stevia efforts are focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products. In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2013 was $314,454 compared to $69,785 for the three months ended September 30, 2012. Included in the amount was amortization expense for intangible assets, which totaled $237,561 in the current quarter and $16,154 in the comparable period of the prior year. The $221,407 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the IVS and SGI business combinations which were not included in amortization expense in the comparable period of the prior year. The Company expects amortization expense to total approximately $950,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency Gain

The Company incurred $33,985 of foreign currency gains associated with SGI, its wholly owned subsidiary in Australia. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the three months ended September 30, 2013 totaled $136,998 compared to $7,868 for the three months ended September 30, 2012. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB.

Income Tax Expense

Income tax expense totaled $21,062 for the three months ended September 30, 2013 compared to income tax expense of $58,211 for the three months ended September 30, 2012. The Company's effective tax rate was 33.8% in the current quarter versus 39.6% in the three months ended September 30, 2012.

Net Income

We had a net income of $41,209 for the three months ended September 30, 2013 compared to net income of $88,756 for the three months ended September 30, 2012. The decrease in profitability was attributable primarily to the increased operating expenses from the SGI and IVS acquisitions, as discussed above. The net income per basic and diluted common share for the current quarter was $0.00, compared to net income per basic and diluted common share of $0.01 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we typically pay our California contracted growers progressively, starting in the second quarter. In fiscal 2013, we paid our growers approximately 50% in October 2012, and the remaining 50% was paid in February 2013. The recent acquisition of SGI, an Australian-based alfalfa seed company, in April 2013 provides the Company with a geographically diversified and year-round production cycle which will likely result in less quarter-to-quarter fluctuation in revenues; however, it will put a greater demand on our working capital and working capital requirements during the second and third quarters as the Company expects to pay its Australian growers during these periods as well as our California growers.

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

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equaled 2.2% per annum as of September 2013. The line of credit bears a standby fee on one- half percent per annum on the average daily unused amount of the line of credit. There are no amounts outstanding on this line of credit at September 30, 2013.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter, the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2014 (the "NAB Facility Agreement") and, as of September 30, 2013, $6,770,395 was outstanding under this facility and $2,541,605 was available for future borrowings.

The NAB Facility Agreement comprises several facility lines, including a market rate facility (AUD $8,500,000 limit which translates to USD $7,915,200 at September 30, 2013), an overseas bills purchased facility (AUD $500,000 limit which translates to USD $465,600 at September 30, 2013), and an overdraft facility (AUD $1,000,000 limit which translates to USD $931,200). The market rate facility and overseas bills purchased facility are interchangeable and have a combined limit of AUD $9,000,000 (which translates to USD $8,380,800 at September 30, 2013).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities	$(6,191,876)	$(129,446)
Cash flows from investing activities	(89,839)	(5,524,988)
Cash flows from financing activities	(362,127)	6,071,372
Effect of exchange rate changes on cash	(2,963)	-
Net increase (decrease) in cash	(6,646,805)	416,938
Cash and cash equivalents, beginning of period	11,781,074	8,235,495
Cash and cash equivalents, end of period	$5,134,269	$8,652,433

As of September 30, 2013, we had cash and cash equivalents of approximately $5.1 million. Cash and cash equivalents consist of cash and money market accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash and cash equivalents balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents.

Operating Activities

For the three months ended September 30, 2013, operating activities used $6,191,876 in cash, as a result of an increase in inventories of $2,079,229 and a decrease in accounts payable of $3,469,146 primarily due to grower payments. For the three months ended September 30, 2012, operating activities used $129,446 in cash, as a result of net income of $88,756 and an increase in accounts receivable of $3,352,476 and an increase in inventories of $2,156,882 partially offset by an increase in accounts payable (including related parties) of $5,574,936.

Our largest customer, which is located in Saudi Arabia, owed us approximately $3.5 million at September 30, 2013. In October 2013, we received payments of approximately $0.75 million and expect the remaining balances to be collected during the second quarter. These outstanding invoices have 120-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Our largest customer comprised 27% of our accounts receivable at September 30, 2013.

Investing Activities

Our investing activities during the three months ended September 30, 2013 totaled $89,839 and consisted of the purchase of equipment. Our investing activities during the three months ended September 30, 2012 totaled $5,524,988. These activities consisted primarily of the purchase of 640 acres of farmland in the Imperial Valley of California which are used for alfalfa seed production. Investing activities also included the acquisition of proprietary alfalfa seed varieties.

Financing Activities

Our financing activities during the three months ended September 30, 2013 consisted primarily of $115,974 of net pay-downs on SGI's line of credit. We also made principal payments totaling $82,910 on the long-term loans.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2013.

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

We use the lattice valuation model to estimate the fair value of options granted under share-based compensation plans. The lattice valuation model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate, and exercise rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the lattice model as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional.

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

Our subsidiary SGI does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price, accordingly, inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and net income.

Recently Adopted and Recently Enacted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report, in one place, information about significant reclassifications out of accumulated other comprehensive income, or AOCI, and disclose more information about changes in AOCI balances. We adopted this ASU in the first quarter of fiscal 2014. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt the standard effective July 1, 2014. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K filed with the SEC on September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On June 25, 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $3.0 million of our outstanding shares of common stock from time to time until June 25, 2014. The amount and timing of repurchases, if any, will depend on a number of factors, including price, trading volume, general market conditions, legal requirements, and other factors. The repurchases may be made on the open market, in block trades, or in privately negotiated transactions. Any shares of common stock repurchased under the program will be considered issued but not outstanding shares of the company's common stock. A summary of our common stock repurchases during the three months ended September 30, 2013 under the repurchase program is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #2 (August 1 to August 31)	3,050	$ 7.025	3,050	$ 2,978,574

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Form of Indemnification Agreement for S&W Seed Company Director, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2013 (SEC File No. 001-34719)

10.2

Form of Indemnification Agreement for Subsidiary Director, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2013 (SEC File No. 001-34719)

10.3

Amendment No. 1 to S&W Seed Company Amended and Restated 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 27, 2013 (SEC File No. 001-34719)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2013.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)