Form 10-Q
period 2013-12-31
S&W Seed Co
filed 2014-02-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

      As of February 12, 2014, 11,632,688 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,589,409	$11,781,074
Accounts receivable, net	11,869,036	12,700,106
Inventories, net	23,376,518	25,822,467
Prepaid expenses and other current assets	274,470	509,037
Deferred tax asset	1,141,039	954,874
TOTAL CURRENT ASSETS	39,250,472	51,767,558

Property, plant and equipment, net of accumulated depreciation	10,320,650	10,239,435
Goodwill	4,734,402	4,832,050
Other intangibles, net	14,486,444	15,240,835
Crop production costs, net	2,424,476	1,582,599
Deferred tax asset - long term	1,885,231	1,920,742
TOTAL ASSETS	$73,101,675	$85,583,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,744,639	$19,512,235
Accounts payable - related parties	950,653	893,929
Accrued expenses and other current liabilities	597,149	1,662,642
Working capital line of credit	10,861,456	6,755,998
Foreign exchange contract liability	-	663,043
Current portion of long-term debt	266,113	746,788
TOTAL CURRENT LIABILITIES	18,420,010	30,234,635

Non-compete payment obligation, less current portion	150,000	200,000
Other non-current liabilities	28,333	122,881
Deferred tax liability - non-current	291,151	299,682
Long-term debt, less current portion	4,482,813	4,668,958

TOTAL LIABILITIES	23,372,307	35,526,156

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,623,498 issued and 11,598,498 outstanding at December 31, 2013;
11,584,101 issued and outstanding at June 30, 2013	11,624	11,585
Treasury stock, at cost, 25,000 shares at December 31, 2013 and no shares at June 30, 2013	(134,196)	-
Additional paid-in capital	54,601,411	54,338,758
Retained earnings (deficit)	(2,038,103)	(2,189,444)
Accumulated other comprehensive loss	(2,711,368)	(2,103,836)
TOTAL STOCKHOLDERS' EQUITY	49,729,368	50,057,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,101,675	$85,583,219

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$11,460,197	$13,685,883	$23,838,783	$20,405,618

Cost of revenue	9,082,367	12,101,431	19,153,374	17,742,764

Gross profit	2,377,830	1,584,452	4,685,409	2,662,854

Operating expenses
Selling, general and administrative expenses	1,471,041	1,065,089	3,065,243	1,815,440
Research and development expenses	246,449	102,036	480,088	205,467
Depreciation and amortization	317,334	150,364	631,788	220,149

Total operating expenses	2,034,824	1,317,489	4,177,119	2,241,056

Income from operations	343,006	266,963	508,290	421,798

Other expense
Foreign currency loss (gain)	24,343	-	(30,198)	-
Interest expense, net	122,571	14,229	280,125	22,097

Income before income tax expense	196,092	252,734	258,363	399,701
Income tax expense	85,960	106,125	107,022	164,336
Net income	$110,132	$146,609	$151,341	$235,365

Net income per common share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	11,561,629	7,800,036	11,562,540	7,320,237
Diluted	11,662,369	8,353,411	11,758,527	7,652,221

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$110,132	$146,609	$151,341	$235,365

Foreign currency translation adjustment	(901,700)	-	(607,532)	-

Comprehensive income (loss)	$(791,568)	$146,609	$(456,191)	$235,365

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2012	6,873,000	$6,873	-	$-	$19,796,976	$326,583	$-	$20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	943,975	-	-	943,975
Proceeds from equity offering net of expenses	600,000	600	-	-	3,461,986	-	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	-	-	2,431,600	-	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	-	-	9,412,238	-	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	1,372,641	1,373	-	-	9,364,839	-	-	9,366,212
Common stock issued for exercise of underwriter warrant and A warrant	31,500	31	-	-	213,644	-	-	213,675
Cashless exercise of other warrants	30,597	31	-	-	(31)	-	-	-
Common stock issued for SGI acquisition	864,865	865	-	-	8,708,326	-	-	8,709,191
Common stock issued for services	12,000	12	-	-	109,908	-	-	109,920
Redemption of unexercised A warrants	-	-	-	-	(6,765)	-	-	(6,765)
Exercise of employee stock options, net of withholding taxes	5,978	6	-	-	(36,052)	-	-	(36,046)
Cancellation of restricted shares for withholding taxes	(6,480)	(6)	-	-	(61,886)	-	-	(61,892)
Comprehensive loss	-	-	-	-	-	-	(2,103,836)	(2,103,836)
Net loss for the year ended June 30, 2013	-	-	-	-	-	(2,516,027)	-	(2,516,027)
Balance, June 30, 2013	11,584,101	11,585	-	-	54,338,758	(2,189,444)	(2,103,836)	50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	437,495	-	-	437,495
Net issuance to settle RSUs	39,397	39	-	-	(174,842)	-	-	(174,803)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	(607,532)	(607,532)
Net income for the six months ended December 31, 2013	-	-	-	-	-	151,341	-	151,341
Balance, December 31, 2013	11,623,498	$11,624	(25,000)	$(134,196)	$54,601,411	$(2,038,103)	$(2,711,368)	$49,729,368

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,341	$235,365
Adjustments to reconcile net income from operating activities to net cash used in operating activities
Stock-based compensation	437,495	189,961
Change in allowance for doubtful accounts	-	10,445
Inventory reserve	-	300,000
Depreciation and amortization	631,788	220,149
Change in foreign exchange contracts	(668,924)	-
Amortization of debt discount	25,579	-
Changes in:
Accounts receivable	769,672	(11,962,940)
Inventories	2,207,989	2,804,918
Prepaid expenses and other current assets	237,656	(97,234)
Crop production costs	(841,877)	(1,949,711)
Deferred tax asset	(165,324)	163,536
Accounts payable	(13,853,616)	2,514,674
Accounts payable - related parties	59,820	1,978,743
Accrued expenses and other current liabilities	(1,114,622)	(199,294)
Other non-current liabilities	(94,549)	-
Net cash used in operating activities	(12,217,572)	(5,791,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(244,858)	(6,396,184)
Acquisition of business	-	(3,000,000)
Acquisition of germ plasm	-	(57,500)
Net cash used in investing activities	(244,858)	(9,453,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	-	3,462,586
Common stock repurchased	(134,196)	-
Taxes paid related to net share settlements of stock-based compensation awards	(174,803)	-
Borrowings and repayments on line of credit, net	4,274,646	4,000,000
Borrowings of long-term debt	-	2,625,000
Repayments of long-term debt	(692,399)	(40,535)
Net cash provided by financing activities	3,273,248	10,047,051

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,483)	-

NET INCREASE (DECREASE) IN CASH	(9,191,665)	(5,198,021)

CASH AND CASH EQUIVALENTS, beginning of the period	11,781,074	8,235,495

CASH AND CASH EQUIVALENTS, end of period	$2,589,409	$3,037,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$292,221	$22,028
Income taxes	689,486	-

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The original business of the Company, that is, breeding, growing, processing and selling agricultural commodities, such as alfalfa seed, began as S&W Seed Company, a general partnership, in July 1980. The corporate entity, S&W Seed Company, was incorporated in Delaware in October 2009. The corporation is the successor entity to Seed Holding, LLC, which had purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the business. Seed Holding, LLC is a consolidated subsidiary of the Company.

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, primarily alfalfa seed. The Company owns a 40-acre seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, Southern Australia as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia, improving its harvesting and milling techniques, and developing marketing and distribution programs for its stevia products.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2013, consolidated statements of operations for the three and six months ended December 31, 2013 and 2012, consolidated statement of owners' equity for the six months ended December 31, 2013 and consolidated statements of cash flows for the six months ended December 31, 2013 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at December 31, 2013 and its results of operations and its cash flows for the three and six months ended December 31, 2013 and 2012. The results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 25% of its net revenue for the three months ended December 31, 2013 and one customer accounted for 30% of its net revenue for the three months ended December 31, 2012. Two customers accounted for 23% of its net revenue for six months ended December 31, 2013 and one customer accounted for 44% of its net revenue for the six months ended December 31, 2012.

Two customers accounted for 34% of the Company's accounts receivable at December 31, 2013. Three customers accounted for 41% of the Company's accounts receivable at June 30, 2013.

Sales direct to international customers represented 74% and 70% of revenue during the three months ended December 31, 2013 and 2012, respectively. Sales direct to international customers represented 80% and 73% of revenue during the six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Three Months Ended December 31,					Six Months Ended December 31,
	2013		2012			2013		2012
United States	$2,976,998	26%	$3,975,523	30%	Saudi Arabia	$5,431,287	23%	$11,140,641	55%
Libya	1,694,180	15%	1,475,100	11%	United States	4,668,093	20%	5,456,162	27%
Mexico	1,407,467	12%	1,100,848	8%	Libya	2,822,720	12%	1,475,100	7%
Saudi Arabia	1,191,896	10%	6,318,707	46%	Mexico	2,497,093	10%	1,100,848	5%
United Arab Emirates	1,163,882	10%	474,300	3%	Australia	1,561,064	7%	-	0%
Other	3,025,774	27%	341,405	2%	Other	6,858,526	28%	1,232,867	6%
Total	$11,460,197	100%	$13,685,883	100%	Total	$23,838,783	100%	$20,405,618	100%

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At December 31, 2013, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2013	2013

Cash	$2,468,137	$10,356,527
Money market funds	121,272	1,424,547
	$2,589,409	$11,781,074

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $2,218,137 and $10,106,527 in excess of FDIC insured limits at December 31, 2013 and June 30, 2013, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $22,869 at December 31, 2013 and June 30, 2013, respectively.

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

Components of inventory are:

	December 31,	June 30,
	2013	2013
Raw materials and supplies	$173,198	$39,654
Work in progress and growing crops	720,770	4,187,755
Finished goods	22,482,550	21,595,058
	$23,376,518	$25,822,467

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

Components of crop production costs are:

	December 31,	June 30,
	2013	2013
Alfalfa seed production	$2,339,572	$1,497,695
Alfalfa hay	84,904	84,904
Total crop production costs, net	$2,424,476	$1,582,599

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18-28 years for buildings, 3- 7 years for machinery and equipment and 3-5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

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

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company has the option to review goodwill on a qualitative basis first. If it is more likely than not that impairment is present the Company, then must evaluate Goodwill for impairment using a two step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company conducted a qualitative assessment of goodwill and other intangibles and determined that it was more likely than not there was no impairment.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$110,132	$146,609	$151,341	$235,365

Net income per common share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	11,561,629	7,800,036	11,562,540	7,320,237
Diluted	11,662,369	8,353,411	11,758,527	7,652,221

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows:

	December 31,
	2013	2012
Class B warrants	1,410,500	1,400,000
Underwriter warrants - units (common share equivalent)	259,000	-
Class A warrants underlying underwriter warrants - units	129,500	-
Class B warrants underlying underwriter warrants - units	129,500	140,000
Underwriter warrants	50,000	-
Stock options	208,929	-
Total	2,187,429	1,540,000

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

No assets or liabilities were valued at fair value on a non-recurring basis as of December 31, 2013 or June 30, 2013, respectively.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013.

	Fair Value Measurements as of December 31, 2013 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$-	$-
Total	$-	$-	$-

	Fair Value Measurements as of June 30, 2013 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$663,043	$-
Total	$-	$663,043	$-

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

Six Months
Ended
December 31,
(Unaudited)	2012
Revenue	$34,701,794
Net income	$644,216

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2012 include: i) amortization of acquired intangibles of $400,138; ii) additional interest expense of $27,830 for the amortization of debt discount and interest expense for the unsecured promissory notes issued in the acquisitions; and iii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 41.1%. There are no pro forma adjustments for the six months ended December 31, 2013 as this period includes the operations of both SGI and IVS.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2012	Additions	Amortization	Translation	June 30, 2013
Intellectual property	$-	$7,398,000	$(87,700)	$(930,366)	$6,379,934
Trade name	197,979	1,507,000	(58,909)	(48,920)	1,597,150
Technology/IP	157,257	1,101,500	(96,730)	-	1,162,027
Non-compete	34,570	686,000	(76,974)	(41,432)	602,164
GI customer list	114,623	-	(7,164)	-	107,459
Grower relationships	-	3,250,000	(38,527)	(408,717)	2,802,756
Supply agreement	-	1,512,667	(56,724)	-	1,455,943
Customer relationships	102,224	1,115,333	(39,008)	(45,147)	1,133,402
	$606,653	$16,570,500	$(461,736)	$(1,474,582)	$15,240,835

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	December 31, 2013
Intellectual property	$6,379,934	$-	$(162,941)	$(175,604)	$6,041,389
Trade name	1,597,150	-	(42,704)	(9,234)	1,545,212
Technology/IP	1,162,027	-	(59,480)	-	1,102,547
Non-compete	602,164	-	(68,912)	(6,862)	526,390
GI customer list	107,459	-	(3,582)	-	103,877
Grower relationships	2,802,756	-	(71,583)	(77,142)	2,654,031
Supply agreement	1,455,943	-	(37,816)	-	1,418,127
Customer relationships	1,133,402	-	(30,007)	(8,524)	1,094,871
	$15,240,835	$-	$(477,025)	$(277,366)	$14,486,444

Amortization expense totaled $239,466 and $98,169 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense totaled $477,025 and $114,323 for the six months ended December 31, 2013 and 2012, respectively. Estimated aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018
Amortization expense	$472,121	$949,146	$949,146	$940,502	$940,502

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2013	2013

Land and improvements	$7,679,860	$7,685,806
Buildings and improvements	2,085,334	2,074,618
Machinery and equipment	1,327,907	1,161,179
Vehicles	285,014	220,879
Total property, plant and equipment	11,378,115	11,142,482

Less: accumulated depreciation	(1,057,465)	(903,047)

Property, plant and equipment, net	$10,320,650	$10,239,435

Depreciation expense totaled $77,868 and $52,195 for the three months ended December 31, 2013 and 2012, respectively. Depreciation expense totaled $154,763 and $105,826 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	December 31, 2013	June 30, 2013
Current portion of long-term debt
Term loan - Wells Fargo	$157,506	$155,990
Term loan - Ally	8,607	8,481
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note — SGI selling shareholders	-	482,317
Total current portion	266,113	746,788

Long-term debt, less current portion
Term loan - Wells Fargo	2,272,445	2,379,833
Term loan - Ally	28,983	33,319
Unsecured subordinate promissory note - related party	300,000	400,000
Promissory note — SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(118,615)	(144,194)
Total long-term portion	4,482,813	4,668,958
Total debt	$4,748,926	$5,415,746

The Company entered into a credit agreement and related loan documents dated April 1, 2011 (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided the Company with a revolving credit facility of up to $5,000,000 that can be used for working capital requirements. Effective April 1, 2012, the Company entered into a First Amendment to Credit Agreement, increasing the revolving credit facility to $7,500,000 (the "Amended Credit Facility"). The Amended Credit Facility terminates on April 1, 2014, at which time all amounts outstanding become due and payable. Any borrowings will bear interest at a rate per annum equal to the daily one month LIBOR rate for the applicable interest period plus two percent. Interest is payable each month in arrears. In the event of a default, as defined in the Amended Credit Facility, the principal balance will thereafter bear interest at an increased rate per annum equal to four percent above the interest rate that would otherwise have been in effect from time to time under the terms of the Amended Credit Facility. There is no borrowing base under the terms of the Amended Credit Facility. Under the Amended Credit Agreement, the Company incurs certain fees, including, without limitation, a fee of 0.5% of the unused portion of the credit facility, calculated quarterly. The Company had an outstanding balance on the Wells revolving credit facility of $4,900,000 at December 31, 2013.

Borrowings under the Amended Credit Facility are secured by all of the Company's existing and after-acquired goods, tools, machinery, furnishings, furniture and other equipment. The Company has also granted Wells Fargo a continuing security interest in all existing and after- acquired rights to payment and inventory. The Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit the Lender to accelerate the Company's outstanding obligations, all as set forth in the Amended Credit Agreement.

In July 2012, the Company entered into a new Credit Agreement with Wells Fargo (the "July 2012 Credit Agreement") and related term loan. The July 2012 Credit Facility amends and restates the Amended Credit Agreement covering the $7,500,000 revolving line of credit for working capital and adds a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction increases in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time. The July 2013 Credit Agreement contains various financial covenants. The Company was in compliance with all debt covenants as of December 31, 2013.

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

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Principal payments of $482,317 were made in October 2013 and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $12,825 and $25,579 for the three and six months ended December 31, 2013, respectively. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on April 30, 2014 (the "NAB Facility Agreement") and, as of December 31, 2013, $5,961,456 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $1,000,000 limit which translates to USD $887,300 at December 31, 2013) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translates to USD $7,985,700 at December 31, 2013). The overseas bills purchased facility limit at December 31, 2013 is AUD $1,000,000 (which translates to USD $887,300 at December 31, 2013).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.6% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. The Company was in compliance with all NAB debt covenants at December 31, 2013.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2014	$266,113
2015	108,311
2016	2,203,437
2017	220,457
2018	116,026
Thereafter	1,834,582
Total	$4,748,926

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

Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price of $11.00. The Class B warrants are exercisable at any time until their expiration on May 3, 2015. The Class B warrants are redeemable at the Company's option for $0.25 upon 30 days' prior written notice beginning November 3, 2010, provided certain conditions are met. The Class B warrants are redeemable on the same terms as the Class A warrants, provided the Company's common stock has closed at a price at least equal to $13.75 for five consecutive trading days.

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

In October 2013, the Company issued 9,369 shares for the settlement of RSU's which vested in October 2013. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $33,354 paid by the Company.

The Company re-purchased 25,000 shares of common stock for $134,196 during the six months ended December 31, 2013 pursuant to its previously announced share repurchase program.

The following table summarizes the warrants outstanding at December 31, 2013:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,410,500	$11.00	May 2015
Underwriter warrants - units	May 2010	129,500	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At December 31, 2013, there were 11,623,498 shares issued and 11,598,498 shares outstanding. At June 30, 2013, there were 11,584,101 shares issued and outstanding.

See Note 11 for discussion on equity-based compensation.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. The Company did not have any foreign currency contracts outstanding at December 31, 2013.

The Company records a liability on the balance sheet for the fair value of the foreign currency forward contracts. The liability totaled $0 and $663,043 at December 31, 2013 and June 30, 2013, respectively. The Company recorded a gain on foreign exchange contracts of $19,675 and $111,194 during the three and six months ended December 31, 2013, respectively, which is reflected in cost of revenue. There were no foreign exchange contracts in the comparable periods of the prior year.

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

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2014. The Company incurred $0 and $98,765 of charges from TTP for its services and costs in connection with farming operations during the three and six months ended December 31, 2013, respectively.

Amounts due to TTP totaled $0 and $30,045 at December 31, 2013 and June 30, 2012, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $8,315,037 to IVM during the six months ended December 31, 2013.   Total amounts due to IVM totaled $870,176 and $863,884 at December 31, 2013 and June 30, 2013, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). During the period April 1, 2013 to June 30, 2013, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2013 and the first six months of fiscal 2014, the Company purchased a total of $352,781 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $80,480 at December 31, 2013 and $428,379 at June 30, 2013.

NOTE 11 - EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	December 31,		December 31,
	2013	2012	2013	2012

Risk-free rate of interest	1.30% - 1.46%	0.63%	-	-
Dividend yield	0%	0%	-	-
Volatility of common stock	44% - 45%	45%	-	-
Exit / attrition rates	25% - 30%	20% - 25%	-	-
Target exercise factor	1.25 - 1.54	1.5 - 1.75	-	-

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the six months ended December 31, 2013, the Company granted 169,000 stock options to its officers and employees at exercise prices ranging from $6.14 to $8.29, which was the closing price for the Company's common stock on the date of grants. These options vest in equal quarterly installments over periods ranging from six months to three-years and expire five years from the date of grant.

A summary of stock option activity for the year ended June 30, 2013 and six months ended December 31, 2013 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2012	677,000	$4.08	3.4
Granted	175,000	7.20	4.5
Exercised	(21,875)	4.09	0.2
Canceled/forfeited/expired	(3,125)	4.20	3.3
Outstanding at June 30, 2013	827,000	4.74	2.8
Granted	169,000	6.57	4.9
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	2.0
Outstanding at December 31, 2013	986,000	5.06	2.7
Options vested and exercisable at December 31, 2013	752,417	$4.54	2.2

The weighted average grant date fair value of options granted and outstanding at December 31, 2013 was $0.83. At December 31, 2013, the Company had $219,936 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.65 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended December 31, 2013 and 2012, respectively. The Company recorded $73,000 of stock-based compensation expense associated with this grant during the six months ended December 31, 2013 and 2012, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Six Months Ended December 31, 2013
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	48,666	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	48,666	$6.00	1.4

At December 31, 2013, the Company had $197,341 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 1.4 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $145,511 and $291,022 of stock-based compensation expense associated with this grant during the three and six months ended December 31, 2013. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Six Months Ended December 31, 2013
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	280,000	$10.66	-
Granted	-	-	-
Vested	(61,332)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	218,668	$10.66	3.8

At December 31, 2013, the Company had $2,166,848 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 3.8 years.

As of December 31, 2013 there were 326,000 shares available under the 2009 Plan for future grants and awards. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2013 and 2012 totaled $222,469 and $99,130, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2013 and 2012 totaled $437,495 and $189,961, respectively.

NOTE 12 - NON-CASH INVESTING ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash investing activities during the six months ended December 31, 2013 and 2012, respectively.

	Six Months Ended
	December 31,
	2013	2012
Net assets acquired in business acquisition with issuances of notes payable and common stock	$-	$3,182,000

NOTE 13 - SUBSEQUENT EVENTS

In January 2014, the Company issued 9,190 shares for the settlement of RSU's which vested on January 1, 2014.

On January 31, 2014, the Company granted 101,000 stock options to its directors, officers, and employees at an exercise price of $6.23, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on April 1, 2014, and expire five years from the date of grant.

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

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed to certain regions of the world where GMO alfalfa seed is approved; however, we are still conducting field trials on performance and do not anticipate having a variety for sale until the Fall of 2015. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

We currently are using less than 25% of our mill capacity, providing ample opportunity for revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business.

In fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on sample stevia material sourced from stevia plant breeders in India, China and Paraguay. We planted our first small-scale commercial crop of stevia in May and June 2011 and completed the first harvest and its first small-scale shipment of dried stevia leaf under a previously signed supply agreement during the second quarter of fiscal 2012. In May 2013, as the result of substantial herbicide damage and root diseases to our then- existing stevia crop, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. As a further result of these damaged crops, we recorded a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including rebaudioside A ("Reb A"), stevioside, Reb B and Reb C. These plants have also been selected for their hardiness. We have conducted extensive HPLC sample testing of stevia plants under development and have made further selections and crosses of these plants this season based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a higher-yielding and agronomic superior plant type, and high Reb A content. Based upon current taste testing, we believe that we have selected plants to cross that do not have the bitterness or aftertaste issues which have plagued stevia since its first discovery. The improved taste profile will permit the use of the entire stevia leaf by consumers. We are focused on developing our proprietary stevia germplasm into commercial varieties and we are now ready to begin the process of filing patent applications.

At this time, we are evaluating several strategies with respect to future commercial applications for our proprietary stevia, including commercial production of "dry leaf" stevia. We are also investigating the potential for a simple, water-based, extraction method which would lead to the production of a stevia-based sweetener containing the full spectrum of the sweeteners found in the plant. We believe that a California-sourced product such as this will have wide appeal among those consumers seeking a natural, non-caloric, sugar substitute. Presently, there is no commercial scale stevia extraction facility located in the U.S.

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

Results of Operations

Three Months ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2013 was $11,460,197 compared to $13,685,883 for the three months ended December 31, 2012. The $2,225,686, or 16%, decrease in revenue for the current quarter was primarily due to a $4.0 million decrease in revenue from S&W's existing ("organic") business which was partially offset by the acquisition of SGI which contributed approximately $2.0 million of additional revenue. SGI was acquired on April 1, 2013 and therefore not included in the prior year's second quarter results. The decrease in the company's S&W proprietary operations were attributed to a decrease in sales to our main customer in Saudi.

Sales direct to international customers represented 74% and 70% of revenue during the three months ended December 31, 2013 and 2012, respectively. Domestic revenue accounted for 26% and 30% of our total revenue for the three months ended December 31, 2013 and 2012, respectively.  The increase in the international sales percentage was due to the acquisition of SGI which was not included in the comparable period of the prior year. Revenue for the three months ended December 31, 2013 included approximately $730,548 of milling and other revenue compared to $112,527 for the three months ended December 31, 2012.

Cost of revenue of $9,082,367 in the three months ended December 31, 2013 was 79% of revenue, while the cost of revenue of $12,101,431 in the three months ended December 31, 2012 was 88% of revenue. The dollar decrease in cost of revenue for the current quarter was primarily attributable to the reduction in revenue of the company's S&W proprietary varieties.

Total gross profit margins for the current quarter totaled 20.7% versus 11.6% in the comparable period of the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated higher gross profit margins which improved the overall profit margins of the combined business; and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we expect to obtain stable sales pricing for the fiscal year 2014 and anticipate that we will improve gross margins in our core business in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2013 totaled $1,471,041 compared to $1,065,089 for the three months ended December 31, 2012. The $405,952, or 38%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $318,000 of SG&A expenses that were not included in the prior periods results. In addition, non-cash stock-based compensation which totaled $222,469 in the current quarter increased $123,339 versus $99,130 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 13% in the current period compared to 8% during the three months ended December 31, 2012.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended December 31, 2013 totaled $246,449 compared to $102,036 in the comparable period in the prior year. R&D expenses increased $144,413 in the current quarter due to a $91,025 increase in our alfalfa seed product development expenses and a $53,388 increase in stevia product development expenses.

In May 2013 we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. Our stevia efforts are focused on breeding improved varieties of stevia, perfecting our harvesting and milling techniques, and developing our marketing and distribution programs for stevia products. In order to minimize risk going forward, we have decided to delay new commercial replanting until we have optimized our farming methodology and our new stevia varieties under development are ready for production.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2013 was $317,334 compared to $150,364 for the three months ended December 31, 2012. Included in the amount was amortization expense for intangible assets, which totaled $239,466 in the current quarter and $98,169 in the comparable period of the prior year. The $141,297 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the SGI business combination which were not included in amortization expense in the comparable period of the prior year.  The Company expects amortization expense to total approximately $950,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency (Gain) Loss

The Company incurred $24,343 of foreign currency losses associated with SGI, its wholly owned subsidiary in Australia. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the three months ended December 31, 2013 totaled $122,571 compared to $14,229 for the three months ended December 31, 2012. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and to a lesser extent interest on the credit facility with Wells Fargo.

Income Tax Expense

Income tax expense totaled $85,960 for the three months ended December 31, 2013 compared to income tax expense of $106,125 for the three months ended December 31, 2012. The Company's effective tax rate was 43.8% in the current quarter versus 42.0% in the three months ended December 31, 2012.

Net Income

We had net income of $110,132 for the three months ended December 31, 2013 compared to net income of $146,609 for the three months ended December 31, 2012. The decrease in profitability was attributable primarily to the increased operating expenses from the SGI and IVS acquisitions, as discussed above. The net income per basic and diluted common share for the current quarter was $0.01, compared to net income per basic and diluted common share of $0.02 for the three months ended December 31, 2012.

Six Months ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2013 was $23,838,783 compared to $20,405,618 for the six months ended December 31, 2012. The $3,433,165, or 17%, increase in revenue for the six months was primarily due to the acquisition of IVS on October 1, 2012 which contributed an incremental $4.5 million of seed revenue in current period compared to the same period in the prior year as prior year results only included three months of operations versus a full six months in the current year. The increase can also be attributed to the acquisition of SGI which contributed $6.6 million of revenue in the current period. These increases were partially offset by a $7.7 million or 59% decrease in revenue from S&W's existing ("organic") business. The decreases in the company's S&W proprietary operations were due to a decrease in sales to our main customer in Saudi Arabia.

Sales direct to international customers represented 80% and 73% of revenue during the six months ended December 31, 2013 and 2012, respectively. Domestic revenue accounted for 20% and 27% of our total revenue for the six months ended December 31, 2013 and 2012, respectively.  The increase in the international sales percentage was due to the acquisition SGI which was not included in the comparable period of the prior year and IVS which was only included in the second quarter of the prior year. Revenue for the six months ended December 31, 2013 included approximately $959,710 of milling and other compared to $476,210 for the six months ended December 31, 2012.

Cost of revenue of $19,153,374 in the six months ended December 31, 2013 was 80% of revenue, while the cost of revenue of $17,742,764 in the six months ended December 31, 2012 was 87% of revenue. The dollar increase in cost of revenue for the six months was primarily attributable to the revenue growth of the company from the IVS and SGI acquisitions.

Total gross profit margins for the six months totaled 19.7% versus 13.0% in the comparable period of the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated higher gross profit margins which improved the overall profit margins of the combined business; and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. These improvements were partially offset by contributions from the company's non-proprietary IVS business which inherently have lower margins. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we expect to obtain stable pricing for fiscal year 2014 and anticipate that we will improve gross margins in our core business in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 2013 totaled $3,065,243 compared to $1,815,440 for the six months ended December 31, 2012. The $1,249,803, or 69%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $667,000 of SG&A expenses and the acquisition of IVS which contributed an additional $84,000 that were not included in the first quarter of prior periods results. In addition, non-cash stock-based compensation which totaled $437,495 in the current quarter increased $247,534 versus $189,961 in the comparable period in the prior year. In addition, the Company had an increase in personnel costs and legal costs as the Company continues to invest in resources to support its overall growth. As a percentage of revenue, SG&A expenses were 13% in the current period compared to 9% in the comparable period in the prior year.

Research and Development Expenses

Research and development expenses ("R&D") for the six months ended December 31, 2013 totaled $480,088 compared to $205,467 in the comparable period in the prior year. R&D expenses increased $274,621 in the current period due to a $192,222 increase in our alfalfa seed product development expenses and an $82,399 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2013 was $631,788 compared to $220,149 for the six months ended December 31, 2012. Included in the amount was amortization expense for intangible assets, which totaled $477,025 in the current period and $114,323 in the comparable period of the prior year. The $362,702 increase in amortization expense for the six months ending December 31, 2013 was directly attributable to the addition of intangible assets acquired in the SGI business combination which were not included in amortization expense in the comparable period of the prior year as well as the addition of intangible assets acquired in the IVS business combination which were only included for the second quarter of the comparable period of the prior year.  The Company expects amortization expense to total approximately $950,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency (Gain) Loss

During the six months ended December 31, 2013, the Company incurred 30,198 of foreign currency gains associated with SGI, its wholly owned subsidiary in Australia. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the six months ended December 31, 2013 totaled $280,125 compared to $22,097 for the six months ended December 31, 2012. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and to a lesser extent interest on the credit facility with Wells Fargo.

Income Tax Expense

Income tax expense totaled $107,022 for the six months ended December 31, 2013 compared to income tax expense of $164,336 for the six months ended December 31, 2012. The Company's effective tax rate was 41.4% in the current year versus 41.1% in the comparable period of the prior year.

Net Income

We had net income of $151,341 for the six months ended December 31, 2013 compared to net income of $235,365 for the six months ended December 31, 2012. The decrease in profitability was attributable primarily to the increased operating expenses from the SGI and IVS acquisitions and additional interest expense, as discussed above. The net income per basic and diluted common share for the current period was $0.01, compared to net income per basic and diluted common share of $0.03 for the six months ended December 31, 2012.

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

In fiscal 2012, we increased our working capital line of credit with Wells Fargo Bank under the terms of which we are able to draw down up to $7,500,000 to fund our seasonal working capital needs. The outstanding principal balance of the line of credit bears interest at the one month LIBOR plus 2%, which equaled 2.2% per annum as of December 2013. The line of credit bears a standby fee on one-half percent per annum on the average daily unused amount of the line of credit. The Company had an outstanding balance of $4,900,000 on this line of credit at December 31, 2013.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on April 30, 2014 (the "NAB Facility Agreement") and, as of December 31, 2013, $5,961,456 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $1,000,000 limit which translates to USD $887,300 at December 31, 2013) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translates to USD $7,985,700 at December 31, 2013). The overseas bills purchased facility limit at December 31, 2013 is AUD $1,000,000 (which translates to USD $887,300 at December 31, 2013).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2013; AUD $6,000,000 by November 30, 2013; and AUD $5,500,000 by December 31, 2013.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.6% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2013 and 2012:

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities	$(12,217,572)	$(5,791,388)
Cash flows from investing activities	(244,858)	(9,453,684)
Cash flows from financing activities	3,273,248	10,047,051
Effect of exchange rate changes on cash	(2,483)	-
Net increase (decrease) in cash	(9,191,665)	(5,198,021)
Cash and cash equivalents, beginning of period	11,781,074	8,235,495
Cash and cash equivalents, end of period	$2,589,409	$3,037,474

As of December 31, 2013, we had cash and cash equivalents of approximately $2.6 million. Cash and cash equivalents consist of cash and money market accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the six months ended December 31, 2013, operating activities used $12,217,572 in cash, as a result of an increase in inventories of $2,207,989 and a decrease in accounts payable of $13,853,616 primarily due to grower payments. For the six months ended December 31, 2012, operating activities used $5,791,388 in cash, as a result of net income of $235,365 and an increase in accounts receivable of $11,962,940 and an increase in crop production costs of $1,949,711 partially offset by a decrease in inventories of $2,804,918 and an increase in accounts payable (including related parties) of $4,493,417.

Our largest customer, which is located in Saudi Arabia, owed us approximately $2.4 million at December 31, 2013. In January 2014, we received payments of approximately $0.6 million and expect the remaining balances to be collected during the third quarter. These outstanding invoices have 120-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Our largest customer comprised 20% of our accounts receivable at December 31, 2013.

Investing Activities

Our investing activities during the six months ended December 31, 2013 totaled $244,858 and consisted primarily of the purchase of equipment. Our investing activities during the six months ended December 31, 2012 totaled $9,453,684. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which are used for alfalfa seed production; 2) the acquisition of Imperial Valley Seeds on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; and 4) the acquisition of proprietary dormant alfalfa seed varieties.

Financing Activities

Our financing activities during the six months ended December 31, 2013 consisted primarily of $4,900,000 of net borrowings from our line of credit with Wells Fargo partially offset by $625,354 of net pay-downs on SGI's line of credit. We also made principal payments totaling $692,399 on the long-term loans.

Our financing activities during the six months ended December 31, 2012 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of approximately $3.5 million from this transaction. We also entered into a long-term loan with Wells Fargo generating proceeds of $2,625,000 all of which were used for the purchase of Imperial Valley farmland. During December 2012, we also borrowed $4,000,000 on our line of credit with Wells Fargo to fund inventory purchases.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended December 31, 2013.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On June 25, 2013, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $3.0 million of our outstanding shares of common stock from time to time until June 25, 2014. The amount and timing of repurchases, if any, will depend on a number of factors, including price, trading volume, general market conditions, legal requirements, and other factors. The repurchases may be made on the open market, in block trades, or in privately negotiated transactions. Any shares of common stock repurchased under the program will be considered issued but not outstanding shares of the company's common stock. A summary of our common stock repurchases during the three months ended December 31, 2013 under the repurchase program is set forth in the following table:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Month #1	-	$-	-	$-
(October 1 to October 31)

Month #2	21,950	$5.12	21,950	$2,865,804
(November 1 to November 30)

Month #3	-	$-	-	$-
(December 1 to December 31)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2014.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)