Form 10-Q
period 2014-03-31
S&W Seed Co
filed 2014-05-14
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

      As of May 14, 2014, 11,649,063 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,663,840	$11,781,074
Accounts receivable, net	11,074,254	12,700,106
Inventories, net	31,762,471	25,822,467
Prepaid expenses and other current assets	1,278,372	509,037
Deferred tax asset	1,708,588	954,874
TOTAL CURRENT ASSETS	47,487,525	51,767,558

Property, plant and equipment, net of accumulated depreciation	10,304,046	10,239,435
Goodwill	4,874,864	4,832,050
Other intangibles, net	14,649,926	15,240,835
Crop production costs, net	2,519,220	1,582,599
Deferred tax asset - long term	1,672,349	1,920,742
Other asset - long term	351,899	-
TOTAL ASSETS	$81,859,829	$85,583,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,002,437	$19,512,235
Accounts payable - related parties	689,685	893,929
Accrued expenses and other current liabilities	858,329	1,662,642
Working capital line of credit	11,878,864	6,755,998
Foreign exchange contract liability	-	663,043
Current portion of long-term debt	266,938	746,788
TOTAL CURRENT LIABILITIES	26,696,253	30,234,635

Non-compete payment obligation, less current portion	150,000	200,000
Other non-current liabilities	18,255	122,881
Deferred tax liability - non-current	303,423	299,682
Long-term debt, less current portion and net of debt discount	4,467,695	4,668,958

TOTAL LIABILITIES	31,635,626	35,526,156

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,632,688 issued and 11,607,688 outstanding at March 31, 2014;
11,584,101 issued and outstanding at June 30, 2013	11,633	11,585
Treasury stock, at cost, 25,000 shares at March 31, 2014 and no shares at June 30, 2013	(134,196)	-
Additional paid-in capital	54,784,742	54,338,758
Retained earnings (deficit)	(2,436,697)	(2,189,444)
Accumulated other comprehensive loss	(2,001,279)	(2,103,836)
TOTAL STOCKHOLDERS' EQUITY	50,224,203	50,057,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,859,829	$85,583,219

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenue	$8,130,725	$4,208,735	$31,969,509	$24,614,353

Cost of revenue	6,482,693	5,677,409	25,636,066	23,420,173

Gross profit	1,648,032	(1,468,674)	6,333,443	1,194,180

Operating expenses
Selling, general and administrative expenses	1,722,394	1,280,563	4,787,638	3,096,003
Research and development expenses	167,171	69,835	647,260	275,302
Depreciation and amortization	315,381	154,423	947,169	374,572

Total operating expenses	2,204,946	1,504,821	6,382,067	3,745,877

Loss from operations	(556,914)	(2,973,495)	(48,624)	(2,551,697)

Other expense
Gain on disposal of fixed assets	(6,897)	-	(6,897)	-
Foreign currency loss (gain)	(11,218)	-	(41,415)	-
Interest expense, net	149,253	8,804	429,377	30,901

Loss before income tax benefit	(688,052)	(2,982,299)	(429,689)	(2,582,598)
Income tax benefit	(289,458)	(1,109,925)	(182,436)	(945,589)
Net loss	$(398,594)	$(1,872,374)	$(247,253)	$(1,637,009)

Net loss per common share:
Basic	$(0.03)	$(0.21)	$(0.02)	$(0.21)
Diluted	$(0.03)	$(0.21)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding:
Basic	11,559,022	9,087,463	11,561,346	7,898,123
Diluted	11,559,022	9,087,463	11,561,346	7,898,123

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net loss	$(398,594)	$(1,872,374)	$(247,253)	$(1,637,009)

Foreign exchange translation adjustment	710,089	-	102,557	-

Comprehensive income (loss)	$311,495	$(1,872,374)	$(144,696)	$(1,637,009)

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2012	6,873,000	$6,873	-	$-	$19,796,976	$326,583	$-	$20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	943,975	-	-	943,975
Proceeds from equity offering net of expenses	600,000	600	-	-	3,461,986	-	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	-	-	2,431,600	-	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	-	-	9,412,238	-	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	1,372,641	1,373	-	-	9,364,839	-	-	9,366,212
Common stock issued for exercise of underwriter warrant and A warrant	31,500	31	-	-	213,644	-	-	213,675
Cashless exercise of other warrants	30,597	31	-	-	(31)	-	-	-
Common stock issued for SGI acquisition	864,865	865	-	-	8,708,326	-	-	8,709,191
Common stock issued for services	12,000	12	-	-	109,908	-	-	109,920
Redemption of unexercised A warrants	-	-	-	-	(6,765)	-	-	(6,765)
Exercise of employee stock options, net of withholding taxes	5,978	6	-	-	(36,052)	-	-	(36,046)
Cancellation of restricted shares for withholding taxes	(6,480)	(6)	-	-	(61,886)	-	-	(61,892)
Comprehensive loss	-	-	-	-	-	-	(2,103,836)	(2,103,836)
Net loss for the year ended June 30, 2013	-	-	-	-	-	(2,516,027)	-	(2,516,027)
Balance, June 30, 2013	11,584,101	11,585	-	-	54,338,758	(2,189,444)	(2,103,836)	50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	652,603	-	-	652,603
Net issuance to settle RSUs	48,587	48	-	-	(206,619)	-	-	(206,571)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	102,557	102,557
Net loss for the nine months ended March 31, 2014	-	-	-	-	-	(247,253)	-	(247,253)
Balance, March 31, 2014	11,632,688	$11,633	(25,000)	$(134,196)	$54,784,742	$(2,436,697)	$(2,001,279)	$50,224,203

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,253)	$(1,637,009)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	652,603	368,812
Change in allowance for doubtful accounts	10,445	10,445
Stevia inventory impairment charge	-	2,140,209
Depreciation and amortization	947,169	374,572
Gain on disposal of fixed assets	(6,897)	-
Change in foreign exchange contracts	(662,704)	-
Amortization of debt discount	38,473	-
Changes in:
Accounts receivable	1,654,779	(6,136,983)
Inventories	(5,713,554)	1,616,484
Prepaid expenses and other current assets	(757,992)	9,232
Crop production costs	(936,621)	(2,716,885)
Deferred tax asset	(498,889)	(949,615)
Accounts payable	(6,633,565)	560,328
Accounts payable - related parties	(209,680)	1,939,324
Accrued expenses and other current liabilities	(860,124)	(142,754)
Other non-current liabilities	(104,797)	-
Net cash used in operating activities	(13,328,607)	(4,563,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(314,148)	(7,400,169)
Proceeds from disposal of fixed assets	24,832	-
Acquisition of business	-	(3,000,000)
Acquisition of germ plasm	-	(57,500)
Investment in Bioceres	(351,899)	-
Net cash used in investing activities	(641,215)	(10,457,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	-	12,876,224
Net proceeds from warrant exercises	-	5,381,137
Common stock repurchased	(134,196)	-
Taxes paid related to net share settlements of stock-based compensation awards	(206,571)	-
Borrowings and repayments on line of credit, net	5,050,874	-
Borrowings of long-term debt	-	2,669,572
Repayments of long-term debt	(719,586)	(65,547)
Net cash provided by financing activities	3,990,521	20,861,386

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(137,933)	-

NET INCREASE (DECREASE) IN CASH	(10,117,234)	5,839,877

CASH AND CASH EQUIVALENTS, beginning of the period	11,781,074	8,235,495

CASH AND CASH EQUIVALENTS, end of period	$1,663,840	$14,075,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$421,366	$73,435
Income taxes	629,495	-

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The original business of the Company, that is, breeding, growing, processing and selling alfalfa seed, began as S&W Seed Company, a general partnership, in July 1980. The corporate entity, S&W Seed Company, was incorporated in Delaware in October 2009. The corporation is the successor entity to Seed Holding, LLC, which had purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the business. Seed Holding, LLC is a consolidated subsidiary of the Company.

In December 2011, S&W Seed Company consummated a merger (the "Reincorporation") with and into its wholly owned subsidiary, S&W Seed Company, a Nevada corporation, pursuant to the terms and conditions of an Agreement and Plan of Merger. As a result of the Reincorporation, the Company is now a Nevada corporation.

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed on the acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "SGI Acquisition").

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2014, consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013, consolidated statement of owners' equity for the nine months ended March 31, 2014 and consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2014 and its results of operations and its cash flows for the three and nine months ended March 31, 2014 and 2013. The results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 25% of its net revenue for the three months ended March 31, 2014 and three customers accounted for 48% of its net revenue for the three months ended March 31, 2013. Two customers accounted for 23% of its net revenue for nine months ended March 31, 2014 and one customer accounted for 37% of its net revenue for the nine months ended March 31, 2013.

One customer accounted for 21% of the Company's accounts receivable at March 31, 2014. Three customers accounted for 41% of the Company's accounts receivable at June 30, 2013.

Sales direct to international customers represented 79% and 89% of revenue during the three months ended March 31, 2014 and 2013, respectively. Sales direct to international customers represented 80% and 81% of revenue during the nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Three Months Ended March 31,					Nine Months Ended March 31,
	2014		2013			2014		2013
Saudi Arabia	$1,829,545	23%	$1,635,524	39%	Saudi Arabia	$7,260,832	23%	$13,954,390	57%
United States	1,711,373	21%	481,765	11%	United States	6,379,465	20%	4,759,702	19%
Libya	977,051	12%	1,026,000	24%	Libya	3,799,771	12%	2,501,100	10%
Mexico	517,980	6%	278,000	7%	Mexico	3,015,073	9%	1,378,848	6%
Germany	455,452	6%	1,500	0%	Australia	1,860,070	6%	-	0%
Other	2,639,324	32%	785,946	19%	Other	9,654,298	30%	2,020,313	8%
Total	$8,130,725	100%	$4,208,735	100%	Total	$31,969,509	100%	$24,614,353	100%

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At March 31, 2014, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	March 31,	June 30,
	2014	2013

Cash	$1,542,553	$10,356,527
Money market funds	121,287	1,424,547
	$1,663,840	$11,781,074

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $1,292,553 and $10,106,527 in excess of FDIC insured limits at March 31, 2014 and June 30, 2013, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $33,314 and $22,869 at March 31, 2014 and June 30, 2013, respectively.

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

Components of inventory are:

	March 31,	June 30,
	2014	2013
Raw materials and supplies	$161,809	$39,654
Work in progress and growing crops	12,788,241	4,187,755
Finished goods	18,812,421	21,595,058
	$31,762,471	$25,822,467

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

Components of crop production costs are:

	March 31,	June 30,
	2014	2013
Alfalfa seed production	$2,240,374	$1,497,695
Alfalfa hay	30,711	84,904
Wheat and triticale	248,135	-
Total crop production costs, net	$2,519,220	$1,582,599

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options, restricted stock, and restricted stock units ("RSUs") have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense for option grants is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the lattice valuation model and the assumptions shown in Note 11. Restricted stock and RSUs are valued based on the Company's stock price on the day the awards are granted. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 11 for a detailed discussion of stock-based compensation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(398,594)	$(1,872,374)	$(247,253)	$(1,637,009)

Net loss per common share:
Basic	$(0.03)	$(0.21)	$(0.02)	$(0.21)
Diluted	$(0.03)	$(0.21)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding:
Basic	11,559,022	9,087,463	11,561,346	7,898,123
Diluted	11,559,022	9,087,463	11,561,346	7,898,123

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows:

	March 31,
	2014	2013

Class A warrants	-	675,591
Class B warrants	1,410,500	1,410,500
Underwriter warrants - units (common share equivalent)	259,000	259,000
Class A warrants underlying underwriter warrants - units	129,500	129,500
Class B warrants underlying underwriter warrants - units	129,500	129,500
Underwriter warrants	50,000	50,000
Stock options	1,087,000	852,000
Nonvested restricted stock	48,666	73,000
Nonvested RSUs	205,002	280,000
Total	3,319,168	3,859,091

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

No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2014 or June 30, 2013, respectively.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013.

	Fair Value Measurements as of March 31, 2014 Using:
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

Nine Months
Ended
March 31,
(Unaudited)	2013
Revenue	$41,893,759
Net loss	$(1,473,509)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2013 include: i) amortization of acquired intangibles of $559,438; ii) additional interest expense of $40,620 for the amortization of debt discount and interest expense for the unsecured promissory notes issued in the acquisitions; and iii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 36.6%. There are no pro forma adjustments for the nine months ended March 31, 2014 as this period includes the operations of both SGI and IVS.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2012	Additions	Amortization	Translation	June 30, 2013
Intellectual property	$-	$7,398,000	$(87,700)	$(930,366)	$6,379,934
Trade name	197,979	1,507,000	(58,909)	(48,920)	1,597,150
Technology/IP	157,257	1,101,500	(96,730)	-	1,162,027
Non-compete	34,570	686,000	(76,974)	(41,432)	602,164
GI customer list	114,623	-	(7,164)	-	107,459
Grower relationships	-	3,250,000	(38,527)	(408,717)	2,802,756
Supply agreement	-	1,512,667	(56,724)	-	1,455,943
Customer relationships	102,224	1,115,333	(39,008)	(45,147)	1,133,402
	$606,653	$16,570,500	$(461,736)	$(1,474,582)	$15,240,835

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	March 31, 2014
Intellectual property	$6,379,934	$-	$(242,153)	$76,489	$6,214,270
Trade name	1,597,150	-	(63,937)	4,021	1,537,234
Technology/IP	1,162,027	-	(89,220)	-	1,072,807
Non-compete	602,164	-	(102,956)	2,915	502,123
GI customer list	107,459	-	(5,373)	-	102,086
Grower relationships	2,802,756	-	(106,381)	33,601	2,729,976
Supply agreement	1,455,943	-	(56,724)	-	1,399,219
Customer relationships	1,133,402	-	(44,902)	3,711	1,092,211
	$15,240,835	$-	$(711,646)	$120,737	$14,649,926

Amortization expense totaled $234,622 and $98,169 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense totaled $711,646 and $212,492 for the nine months ended March 31, 2014 and 2013, respectively. Estimated aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018
Amortization expense	$237,500	$949,146	$949,146	$940,502	$940,502

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2014	2013

Land and improvements	$7,689,876	$7,685,806
Buildings and improvements	2,094,984	2,074,618
Machinery and equipment	1,377,053	1,161,179
Vehicles	279,972	220,879
Total property, plant and equipment	11,441,885	11,142,482

Less: accumulated depreciation	(1,137,839)	(903,047)

Property, plant and equipment, net	$10,304,046	$10,239,435

Depreciation expense totaled $80,759 and $56,254 for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense totaled $235,523 and $162,076 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	March 31, 2014	June 30, 2013
Current portion of long-term debt
Term loan - Wells Fargo	$158,268	$155,990
Term loan - Ally	8,670	8,481
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	-	482,317
Total current portion	266,938	746,788

Long-term debt, less current portion
Term loan - Wells Fargo	2,246,624	2,379,833
Term loan - Ally	26,792	33,319
Unsecured subordinate promissory note - related party	300,000	400,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(105,721)	(144,194)
Total long-term portion	4,467,695	4,668,958
Total debt	$4,734,633	$5,415,746

Since 2011 the Company has had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

In July 2012, the Company and Wells Fargo agreed to add a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction increases in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). Annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

On February 21, 2014, the Company entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance the Company's outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. The New Facilities are secured by a first priority lien on accounts receivables and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

Upon the occurrence of an event of default, as defined under the credit agreement for each of the New Facilities (collectively, the "Credit Agreements"), the principal balance due under the Facilities will thereafter bear interest at a rate per annum that is 4% above the interest rate that is otherwise in effect under the Facilities. The Credit Agreements contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit Wells Fargo to accelerate the Company's outstanding obligations under the New Facilities, all as set forth in the Credit Agreements and related documents. The Credit Agreements restrict stock repurchases by the Company in any one year to $200,000. The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30 million, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly.

As consideration for the Ex-Im Revolver, the Company is required to pay a one-time, non-refundable commitment fee of $100,000 to Wells Fargo. Pursuant to the terms of a Borrower Agreement between the Company and the Export-Import Bank of the United States (the "Ex-Im Bank"), the Ex-Im Bank agrees to guarantee 90% of amounts outstanding and owing under  the Ex-Im Revolver. The Borrower Agreement includes prohibitions against the use of Ex-Im Revolver loan proceeds for certain purposes, including, and not limited to, the following: (i) servicing any of the Registrant's pre-existing or future indebtedness unless approved by the Ex-Im Bank in writing; (ii) acquiring fixed assets or capital assets for use in the Company's business; (iii) acquiring, equipping or renting commercial space outside of the United States; (iv) paying the salaries of non-U.S. citizens or non-U.S. permanent residents who are located outside of the United States, or in connection with a retainage or warranty unless approved by the Ex-Im Bank in writing. The Borrower Agreement also requires the Company to comply with certain minimum security requirements and related borrowing base limitations, including that the export-related borrowing base equal or exceeds the aggregate outstanding amount of loan disbursements.

The outstanding balance on the Wells Fargo working capital facilities was $6.0 million at March 31, 2014. The Company was in compliance with all debt covenants as of March 31, 2014.

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note will accrue interest at a rate per annum equal to one-month LIBOR at closing plus 2% (2.2%). Interest will be payable in five annual installments, in arrears, commencing on October 1, 2013, and on each succeeding anniversary thereof through and including the Maturity Date (each, a "Payment Date"), and on the Maturity Date. Amortizing payments of the principal of $100,000 will also be made on each Payment Date, with any remaining outstanding principal and accrued interest payable on the Maturity Date.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Principal payments of $482,317 were made in October 2013 and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $12,894 and $38,473 for the three and nine months ended March 31, 2014, respectively. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 1, 2015 (the "NAB Facility Agreement") and, as of March 31, 2014, $5,878,864 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $906,208 at March 31, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translates to USD $8,322,300 at March 31, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.35% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at March 31, 2014.

Effective April 21, 2014, the Company agreed to become the guarantor for the NAB Facility and thereby release the SGI's founders from their personal guarantees to NAB. Pursuant to the terms of the guarantee, in the event of a payment default by SGI and the NAB's exhaustion of all available remedies under the NAB Facility, the Company agrees to pay all unpaid amounts due and owing from SGI to NAB under the NAB Facility up to AUD $10.0 million.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2014	$266,938
2015	214,309
2016	2,217,783
2017	220,559
2018	115,292
Thereafter	1,805,473
Total	$4,840,354

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

During March 2013, Paulson Investment Company, Inc. exercised 10,500 of its underwriter warrants at an exercise price of $13.20 which resulted in the Company issuing 21,000 shares of common stock, 10,500 A warrants and 10,500 B warrants. The Company received $138,600 in proceeds from this exercise. During March 2013, Paulson Investment Company, Inc. also exercised 10,500 of the A warrants generating proceeds of $75,075.

In April 2013, the Company issued 12,000 restricted common shares to terminate a consulting contract. The common stock issued was valued at $109,920 and was based on the fair value of the stock on the date of issuance.

In July 2013, the Company issued 30,028 shares for the settlement of RSU's which vested in July 2013. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $141,488 paid by the Company.

In October 2013, the Company issued 9,369 shares for the settlement of RSU's which vested in October 2013. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $33,354 paid by the Company.

In January 2014, the Company issued 9,190 shares for the settlement of RSU's which vested in January 2014. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $31,768 paid by the Company.

The Company re-purchased 25,000 shares of common stock for $134,196 during the nine months ended March 31, 2014 pursuant to its previously announced share repurchase program.

The following table summarizes the warrants outstanding at March 31, 2014:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,410,500	$11.00	May 2015
Underwriter warrants - units	May 2010	129,500	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017

		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At March 31, 2014, there were 11,632,688 shares issued and 11,607,688 shares outstanding. At June 30, 2013, there were 11,584,101 shares issued and outstanding.

See Note 11 for discussion on equity-based compensation.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. The Company did not have any foreign currency contracts outstanding at March 31, 2014.

The Company records a liability on the balance sheet for the fair value of the foreign currency forward contracts. The liability totaled $0 and $663,043 at March 31, 2014 and June 30, 2013, respectively. The Company recorded a gain on foreign exchange contracts of $0 and $111,194 during the three and nine months ended March 31, 2014, respectively, which is reflected in cost of revenue. There were no foreign exchange contracts in the comparable periods of the prior year.

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

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2014. The Company incurred $0 and $98,765 of charges from TTP for its services and costs in connection with farming operations during the three and nine months ended March 31, 2014, respectively.

Amounts due to TTP totaled $0 and $30,045 at March 31, 2014 and June 30, 2013, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $10,511,618 to IVM during the nine months ended March 31, 2014.   Total amounts due to IVM totaled $265,652 and $863,884 at March 31, 2014 and June 30, 2013, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). During the period April 1, 2013 to June 30, 2013, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2013 and the first nine months of fiscal 2014, the Company purchased a total of $756,545 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $424,038 at March 31, 2014 and $428,379 at June 30, 2013.

NOTE 11 - EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	March 31,		March 31,
	2014	2013	2014	2013

Risk-free rate of interest	1.30% - 1.49%	0.63%	-	-
Dividend yield	0%	0%	-	-
Volatility of common stock	44% - 47%	45%	-	-
Exit / attrition rates	25% - 30%	20% - 25%	-	-
Target exercise factor	1.25 - 1.54	1.5 - 1.75	-	-

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the nine months ended March 31, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the date of grants. These options vest in equal quarterly installments over periods ranging from six months to three-years and expire five years from the date of grant.

A summary of stock option activity for the year ended June 30, 2013 and nine months ended March 31, 2014 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2012	677,000	$4.08	3.4
Granted	175,000	7.20	4.5
Exercised	(21,875)	4.09	0.2
Canceled/forfeited/expired	(3,125)	4.20	3.3
Outstanding at June 30, 2013	827,000	4.74	2.8
Granted	270,000	6.44	4.7
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.8
Outstanding at March 31, 2014	1,087,000	$5.17	2.7

Options vested and exercisable at March 31, 2014	780,042	$4.62	2.0

The weighted average grant date fair value of options granted and outstanding at March 31, 2014 was $0.83. At March 31, 2014, the Company had $266,634 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.65 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended March 31, 2014 and 2013, respectively. The Company recorded $109,500 of stock-based compensation expense associated with this grant during the nine months ended March 31, 2014 and 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Nine Months Ended March 31, 2014
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	48,666	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	48,666	$6.00	1.1

At March 31, 2014, the Company had $160,841 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 1.1 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013.

The Company recorded $142,348 and $433,370 of stock-based compensation expense associated with this grant during the three and nine months ended March 31, 2014. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Nine Months Ended March 31, 2014
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	280,000	$10.66	-
Granted	-	-	-
Vested	(74,998)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	205,002	$10.66	3.6

At March 31, 2014, the Company had $2,024,500 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 3.6 years.

At March 31, 2014 there were 326,000 shares available under the 2009 Plan for future grants and awards. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2014 and 2013 totaled $215,108 and $178,851, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2014 and 2013 totaled $652,603 and $368,811, respectively.

NOTE 12 - NON-CASH INVESTING ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash investing activities during the nine months ended March 31, 2014 and 2013, respectively.

	Nine Months Ended
	March 31,
	2014	2013
Net assets acquired in business acquisition with issuances of notes payable and common stock	$-	$3,182,000

NOTE 13 - SUBSEQUENT EVENTS

In April 2014, the Company issued 8,970 shares for the settlement of RSU's which vested on April 1, 2014.

During April 2014, Paulson Investment Company, Inc. exercised 10,500 of its underwriter warrants at an exercise price of $13.20 which resulted in the Company issuing 21,000 shares of common stock, 10,500 A warrants and 10,500 B warrants. The Company received $138,600 in proceeds from this exercise. During April 2014, Paulson Investment Company, Inc. also exercised 10,500 of the A warrants generating proceeds of $75,075.

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

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed to certain regions of the world where GMO alfalfa seed is approved; however, we are still conducting field trials on performance. Commercial production acreage will be planted in the Fall of 2014 for our first commercial harvest in the Fall of 2015. Once testing results have been approved by Monsanto sales could commence as early as the Fall of 2015 but may not start until the Fall of 2016. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

We currently are using less than 25% of our mill capacity, providing ample opportunity for revenue growth without having to incur significant capital costs. In particular, we clean, process and bag seed and small grains for growers in the Five Points, California area during the periods in which we are not using the mill for our alfalfa seed business.

In fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on various samples of stevia material. Because stevia is a new line of business for us, and the incorporation of stevia extracts into food and beverages sold in the U.S. is still a relatively new industry, our plans may not succeed to the extent we expect or on the time schedule we have planned, or at all. We planted our first small-scale commercial crop of stevia in May and June 2011 and completed the first harvest and its first small-scale shipment of dried stevia leaf under a previously signed supply agreement during the second quarter of fiscal 2012. In May 2013, as the result of a stevia crop loss, we determined to shift the focus of our stevia program away from commercial production and towards further research and development of the stevia plant lines and breeding of improved varieties of stevia. We recorded a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

In our breeding program, we have identified stevia plant lines containing high overall steviol glycosides, including rebaudioside A ("Reb A"), stevioside, Reb B and Reb C. These plants have also been selected for their hardiness. We have conducted extensive HPLC sample testing of stevia plants under development and have made further selections and crosses of these plants this season based upon test results. Selections so made are currently in multiple field trials. The results of these trials (after further HPLC testing) should result in us filing patents in the fall of this year.

At this time, we are evaluating several strategies with respect to future commercial applications for our proprietary stevia, including commercial production of "dry leaf" stevia. We believe that a California-sourced product such as this will have wide appeal among those consumers seeking a natural, non-caloric, sugar substitute.

Results of Operations

Three Months ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2014 was $8,130,725 compared to $4,208,735 for the three months ended March 31, 2013. The $3,921,990, or 93%, increase in revenue for the current quarter was primarily due to a $1.6 million increase in revenue from S&W's existing ("organic") business as well as the acquisition of SGI which contributed approximately $2.2 million of additional revenue. SGI was acquired on April 1, 2013 and therefore was not included in the prior year's third quarter results. The increase in the company's S&W operations were attributed to an increase in sales to our main customer in Saudi as well as an order to a new U.S. based distributor relationship.

Sales direct to international customers represented 79% and 89% of revenue during the three months ended March 31, 2014 and 2013, respectively. Domestic revenue accounted for 21% and 11% of our total revenue for the three months ended March 31, 2014 and 2013, respectively.  The increase in the domestic sales percentage is due a change in revenue mix as the current quarter included a sale to a new U.S. based distributor. Revenue for the three months ended March 31, 2014 included approximately $151,769 of milling and other revenue compared to $22,759 for the three months ended March 31, 2013.

Cost of revenue of $6,482,693 in the three months ended March 31, 2014 was 80% of revenue, while the cost of revenue of $5,677,409 in the three months ended March 31, 2013 was 135% of revenue. Cost of revenue in the prior year included a $1,840,209 stevia inventory impairment charge which resulted in cost of revenue exceeding revenue.

Total gross profit margins for the current quarter totaled 20.3% versus 8.8% (excluding the charge for the stevia impairment) in the comparable period of the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated higher gross profit margins which improved the overall profit margins of the combined business; and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we anticipate that we will improve gross margins in our core business in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2014 totaled $1,722,394 compared to $1,280,563 for the three months ended March 31, 2013. The $441,831, or 35%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $357,134 of SG&A expenses that were not included in the prior periods results.  In addition, non-cash stock-based compensation which totaled $215,108 in the current quarter increased $36,257 versus $178,851 in the comparable period in the prior year. As a percentage of revenue, SG&A expenses were 21% in the current period compared to 30% during the three months ended March 31, 2013.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended March 31, 2014 totaled $167,171 compared to $69,835 in the comparable period in the prior year. R&D expenses increased $97,336 in the current quarter due to a $39,660 increase in our alfalfa seed product development expenses and a $57,676 increase in stevia product development expenses.

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

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2014 was $315,381 compared to $154,423 for the three months ended March 31, 2013. Included in the amount was amortization expense for intangible assets, which totaled $234,622 in the current quarter and $98,169 in the comparable period of the prior year. The $136,453 increase in amortization expense in the current quarter was directly attributable to the addition of intangible assets acquired in the SGI business combination which were not included in amortization expense in the comparable period of the prior year.  The Company expects amortization expense to total approximately $950,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency (Gain) Loss

The Company incurred $11,218 of foreign currency gains associated with SGI, its wholly owned subsidiary in Australia. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the three months ended March 31, 2014 totaled $149,253 compared to $8,804 for the three months ended March 31, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and to a lesser extent interest on the credit facility with Wells Fargo.

Income Tax Expense (Benefit)

Income tax benefit totaled $289,458 for the three months ended March 31, 2014 compared to income tax benefit of $1,109,925 for the three months ended March 31, 2013. The Company's effective tax rate was 42.1% in the current quarter versus 37.2% in the three months ended March 31, 2013.

Net Loss

We had net loss of $398,594 for the three months ended March 31, 2014 compared to a net loss of $1,872,374 for the three months ended March 31, 2013. The improvement in profitability was attributable primarily to the additional gross profit recorded during the period partially offset by increased operating expenses from the SGI acquisition, as discussed above. The net loss per basic and diluted common share for the current quarter was $0.03, compared to net loss per basic and diluted common share of $0.021 for the three months ended March 31, 2013.

Nine Months ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2014 was $31,969,509 compared to $24,614,353 for the nine months ended March 31, 2013. The $7,355,156, or 30%, increase in revenue for the nine months was primarily due to the acquisition of IVS on October 1, 2012 which contributed an incremental $4.1 million of seed revenue in the current period compared to the same period in the prior year as prior year results only included six months of operations versus a full nine months in the current year. The increase can also be attributed to the acquisition of SGI which contributed $8.8 million of revenue in the current period. These increases were partially offset by a $5.5 million or 41% decrease in revenue from S&W's existing ("organic") business. The decreases in the company's S&W proprietary operations were due to a decrease in sales to our main customer in Saudi Arabia.

Sales direct to international customers represented 80% and 81% of revenue during the nine months ended March 31, 2014 and 2013, respectively. Domestic revenue accounted for 20% and 19% of our total revenue for the nine months ended March 31, 2014 and 2013, respectively.  Revenue for the nine months ended March 31, 2014 included approximately $1,111,479 of milling and other compared to $498,969 for the nine months ended March 31, 2013.

Cost of revenue of $25,636,066 in the nine months ended March 31, 2014 was 80% of revenue, while the cost of revenue of $23,420,173 in the nine months ended March 31, 2013 was 95% of revenue. Cost of revenue in the prior year included a $2,140,209 stevia inventory impairment charge.

Total gross profit margins for the current quarter totaled 19.8% versus 13.5% (excluding the charge for the stevia impairment) in the comparable period of the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated higher gross profit margins which improved the overall profit margins of the combined business; and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we anticipate that we will improve gross margins in our core business in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the nine months ended March 31, 2014 totaled $4,787,638 compared to $3,096,003 for the nine months ended March 31, 2013. The $1,691,635, or 55%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $1,024,482 of SG&A expenses and the acquisition of IVS which contributed an additional $84,000 that were not included in the first quarter of prior periods results.  In addition, non-cash stock-based compensation which totaled $652,603 in the current quarter increased $283,791 versus $368,812 in the comparable period in the prior year. In addition, the Company had an increase in personnel costs and legal costs as the Company continues to invest in resources to support its overall growth. As a percentage of revenue, SG&A expenses were 15% in the current period compared to 13% in the comparable period in the prior year.

Research and Development Expenses

Research and development expenses ("R&D") for the nine months ended March 31, 2014 totaled $647,260 compared to $275,302 in the comparable period in the prior year. R&D expenses increased $371,958 in the current period due to a $231,883 increase in our alfalfa seed product development expenses and a $140,075 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2014 was $947,169 compared to $374,572 for the nine months ended March 31, 2013. Included in the amount was amortization expense for intangible assets, which totaled $711,646 in the current period and $212,492 in the comparable period of the prior year. The $499,154 increase in amortization expense for the nine months ending March 31, 2014 was directly attributable to the addition of intangible assets acquired in the SGI business combination which were not included in amortization expense in the comparable period of the prior year as well as the addition of intangible assets acquired in the IVS business combination which were only included for the second and third quarter of the comparable period of the prior year.  The Company expects amortization expense to total approximately $950,000 in fiscal year 2014 which will include a full year of amortization expense for both the IVS and SGI intangible assets.

Foreign Currency (Gain) Loss

During the nine months ended March 31, 2014, the Company incurred $41,415 of foreign currency gains associated with SGI, its wholly owned subsidiary in Australia. The Company did not have any foreign currency transactions in the prior year.

Interest Expense, Net

Interest expense, net during the nine months ended March 31, 2014 totaled $429,377 compared to $30,901 for the nine months ended March 31, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and to a lesser extent interest on the credit facility with Wells Fargo.

Income Tax Expense (Benefit)

Income tax benefit totaled $182,436 for the nine months ended March 31, 2014 compared to income tax benefit of $945,589 for the nine months ended March 31, 2013. The Company's effective tax rate was 42.5% in the current year versus 36.6% in the comparable period of the prior year.

Net Loss

We had a net loss of $247,253 for the nine months ended March 31, 2014 compared to a net loss of $1,637,009 for the nine months ended March 31, 2013. The improvement in profitability was attributable primarily to the additional gross profit recorded during the period partially offset by increased operating expenses from the SGI acquisition, as discussed above. The net loss per basic and diluted common share for the current period was $0.02, compared to net loss per basic and diluted common share of $0.21 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we typically pay our California contracted growers progressively, starting in the second quarter. In fiscal 2014, we paid our California growers approximately 50% in October 2013, and the remaining 50% was paid in February 2014. The acquisition of SGI, an Australian-based alfalfa seed company, in April 2013 provides the Company with a geographically diversified and year-round production cycle which will likely result in less quarter-to-quarter fluctuation in revenues; however, it will put a greater demand on our working capital and working capital requirements during the second, third and fourth quarters as the Company expects to pay its Australian growers during these periods as well as our California growers in the second and third quarters.

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year.

We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our principal working capital components include cash and cash equivalents, accounts receivable, inventory, prepaid expense and other current assets, accounts payable and our working capital lines of credit.

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

Since 2011 we have had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

On February 21, 2014, we entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. The New Facilities are secured by a first priority lien on accounts receivables and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

The outstanding balance on the Wells Fargo working capital facilities was $6.0 million at March 31, 2014. The Company was in compliance with all debt covenants as of March 31, 2014.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 1, 2015 (the "NAB Facility Agreement") and, as of March 31, 2014, $5,878,864 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $906,208 at March 31, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translates to USD $8,322,300 at March 31, 2014). The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.35% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

Effective April 21, 2014, the Company agreed to become the guarantor for the NAB Facility and thereby release the SGI's founders from their personal guarantees to NAB. Pursuant to the terms of the guarantee, in the event of a payment default by SGI and the NAB's exhaustion of all available remedies under the NAB Facility, the Company agrees to pay all unpaid amounts due and owing from SGI to NAB under the NAB Facility up to AUD $10.0 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities	$(13,328,607)	$(4,563,840)
Cash flows from investing activities	(641,215)	(10,457,669)
Cash flows from financing activities	3,990,521	20,861,386
Effect of exchange rate changes on cash	(137,933)	-
Net increase (decrease) in cash	(10,117,234)	5,839,877
Cash and cash equivalents, beginning of period	11,781,074	8,235,495
Cash and cash equivalents, end of period	$1,663,840	$14,075,372

As of March 31, 2014, we had cash and cash equivalents of approximately $1.7 million. Cash and cash equivalents consist of cash and money market accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the nine months ended March 31, 2014, operating activities used $13.3 million in cash, as a result of an increase in inventories of $5.7 million, an increase in crop production costs of $0.9 million and a decrease in accounts payable (including related parties) of $6.8 million primarily due to grower payments. For the nine months ended March 31, 2013, operating activities used $4.6 million in cash, as a result of net loss of $1.6 million and an increase in accounts receivable of $6.1 million and an increase in crop production costs of $2.7 million partially offset by a decrease in inventories of $1.6 million and an increase in accounts payable (including related parties) of $2.5 million.

Our largest customer, which is located in Saudi Arabia, owed us approximately $2.3 million at March 31, 2014. In April 2014, we received payments of approximately $0.4 million and expect the remaining balances to be collected during the fourth quarter of this fiscal year and first quarter of next fiscal year. These outstanding invoices have 120-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Our largest customer comprised 21% of our accounts receivable at March 31, 2014.

Investing Activities

Our investing activities during the nine months ended March 31, 2014 totaled $0.6 million and consisted primarily of the purchase of equipment as well as a minority investment in shares of Bioceres S.A., an Argentine company that manages investments in agricultural biotechnology and related sciences. Our investing activities during the nine months ended March 31, 2013 totaled $10.5 million. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which are used for alfalfa seed production; 2) the acquisition of Imperial Valley Seeds on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; 4) the acquisition of additional farmland in Imperial Valley in February 2013; and 5) the acquisition of proprietary dormant alfalfa seed varieties.

Financing Activities

Our financing activities during the nine months ended March 31, 2014 consisted primarily of $5.1 million of net borrowings from our lines of credit with Wells Fargo and NAB. We also made principal payments totaling $0.7 million on the long-term loans.

Our financing activities during the nine months ended March 31, 2013 consisted of a private placement of 600,000 common shares, which was completed in September 2012. We received proceeds, net of equity offering costs, of $3.5 million from this transaction. In January 2013, we closed on an underwritten public offering of 1,400,000 common shares, which priced at $7.50 per share. We received total proceeds, net of underwriting discounts and equity offering costs, of approximately $9.4 million. On March 12, 2013, we announced that we exercised our option to call for redemption the Class A warrants. As of March 31, 2013, 724,409 shares of common stock were issued as a result of 724,409 Class A warrants being exercised. We received proceeds, net of fees and expenses, of $5.2 million as of March 31, 2013. We also entered into a long-term loan with Wells Fargo generating proceeds of $2.6 million all of which were used for the purchase of Imperial Valley farmland

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.2	Revolving Line of Credit Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.3	Continuing Security Agreement: Right to Payment and Inventory (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.4	Security Agreement: Equipment (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.5

EX-IM Working Capital Guarantee Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

10.6	EX-IM Working Capital Guarantee Borrower Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.7	EX-IM Working Capital Guarantee Revolving Line of Credit Note (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.8

EX-IM Working Capital Guarantee Continuing Security Agreement: Rights to Payment and Inventory (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

10.9

EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2014.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Senior Vice President Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.2	Revolving Line of Credit Note (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.3	Continuing Security Agreement: Right to Payment and Inventory (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.4	Security Agreement: Equipment (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.5

EX-IM Working Capital Guarantee Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

10.6	EX-IM Working Capital Guarantee Borrower Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.7	EX-IM Working Capital Guarantee Revolving Line of Credit Note (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)
10.8

EX-IM Working Capital Guarantee Continuing Security Agreement: Rights to Payment and Inventory (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

10.9

EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the Commission on February 24, 2014)

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