Form 10-K
period 2014-06-30
S&W Seed Co
filed 2014-09-29
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $64,501,650.

The number of shares outstanding of common stock of the Registrant as of September 19, 2014 was 11,649,447.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement related to its 2014 Annual Meeting of Stockholders be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 30, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Unless the context otherwise requires, the terms "we," "our," "us," and "S&W" as used in this Report refer to S&W Seed Company and its subsidiaries.

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

Our combination with SGI creates the world's largest non-dormant alfalfa seed company, and our combined company has the competitive advantages of year-round production, which extends to all areas of the alfalfa seed business, including sales and inventory management. SGI was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, it changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011 changed its name to Seed Genetics International Pty Ltd. SGI's principal office space is located in Unley, South Australia.

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

We also recognize that our milling facilities offer revenue growth potential by expanding mill utilization during those portions of the year when the mill is not in use for cleaning and conditioning alfalfa seed. We do not anticipate that providing cleaning and conditioning services for third parties will ever represent a significant portion of our revenue however, we have the opportunity to increase revenue and profits by more aggressively pursuing milling services and co-packing arrangements with farmers in the San Joaquin Valley.

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

Once an alfalfa seed variety has been bred to the point where we determine that it can be commercialized, we produce increasingly larger quantities through the seed development process. Seed development is divided into three stages: The breeder generation of seed is planted to produce the foundation generation of seed. Foundation seed is planted to produce certified seed for marketing. Foundation seed is the seed that we produce from the original seed of a particular variety (breeder seed) and maintain to generate larger crops of what then will become certified seed. The point at which breeder seed becomes foundation seed is entirely up to us in cooperation with the Crop Improvement Association (of California, other States or Canada), and if sufficient breeder seed is available, we may go directly to certified seed, skipping the foundation seed stage completely. However, the foundation seed cycle is usually needed to produce sufficient seed to increase the acreage planted to yield the certified seed.

In Australia, SGI follows a similar certification process. All testing of SGI's alfalfa varieties for yield and resistance characteristics is done by professional third-party government or government-authorized contractors to protect against potentially biased results.  These entities that test and certify seed operate under the rules and regulations of the AOSCA, The Organization for Economic Co-operation and Development (OECD) and the International Seed Testing Association (ISTA).

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

Our highest dormancy varieties (FD 10 and 9) are by far the largest part of our business and are best suited to hot, arid climates. Our salt tolerant high-FD varieties do well in salty irrigation waters and salty soils. By contrast, our FD 4 variety is adapted to the winter-hardy intermountain west and to irrigated areas of the Sacramento Valley and Northern San Joaquin Valley of California. Our breeding and genetics experts continue the multi-year process of developing improved varieties over much of the dormancy spectrum, but concentrating primarily on high salt- and heat-tolerant, non-dormant alfalfa seed, where we have established ourselves as a leading provider. We also create blends of seed varieties.

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. A portion of the alfalfa seed sold by IVS in fiscal 2014 was common varieties (i.e., uncertified seed) while the balance consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties sold by IVS and acquired by us are LaJolla, Catalina and Saltana.

SGI Varieties

SGI has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequel and SuperSiriver. Since 2002, the varieties developed by SGI have attracted an expanding grower base, and in 2012, SGI exceeded 60% of the total Australian certified proprietary alfalfa seed production. SGI's alfalfa seed varieties are bred to resist disease, create persistence in the field, and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. SGI's proprietary varieties exhibit superior seed yield capability compared to traditional non-proprietary alfalfa varieties in Australia with the most recent varieties showing the highest seed yields. Forage yields of the older SGI proprietary varieties are at least equivalent to traditional non-proprietary varieties and the forage yields of the more recent SGI varieties are even better. All of SGI's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

SGI has a number of developments within its breeding program pertaining to semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, SGI has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino, SuperHaifa and SuperHaifa II. Similar to SGI's alfalfa varieties, SGI's clover varieties produce comparatively higher seed yields. In fiscal 2014, clover sales represented 10% of SGI's total seed sales. SGI's white clover varieties are used for forage and ornamentation.

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

As a result of the increasing use of Roundup Ready® alfalfa by traditional hay farmers and the lack of federal or state rules requiring adequate isolation of Roundup Ready® alfalfa fields from conventional fields to prevent cross-pollination of GMO plants with non-GMO plants, we have experienced an increase in the number of seeds in recent harvests that have tested positive for the adventitious presence of GMO. To date, the low percentage of seeds that have tested positive has not undermined our ability to meet international demand, and we expect to be able to sell these seeds domestically and in other jurisdictions that permit the importation of GMO alfalfa at our customary prices for certified seed. Nevertheless, we are taking proactive steps to protect our seed crops to ensure we have sufficient seed to meet the demand for our varieties in international markets. These steps include seeking collaborative agreements, regulations, or other measures to ensure neighboring farms that raise GMO alfalfa in the San Joaquin Valley limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and expanding our contracted grower base in the Imperial Valley of California, where to our knowledge GMO alfalfa is not yet being grown. In addition, we may increase the use of leafcutter bees to pollinate our crops, because these bees do not form colonies and fly more limited ranges than honey bees, which makes the leafcutter bees less likely to bring GMO-bearing pollen into our fields. Finally, we plan to grow a portion of our S&W varieties in South Australia.

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

Sales, Marketing and Distribution

We primarily sell high quality proprietary "non-dormant" seed varieties to those parts of the world with hot, arid climates. Our primary geographical focus is the Middle East and North Africa, although we currently sell to customers in a broad range of areas, including the Western U.S., Mexico, South America, Middle East and Africa, as well as other countries with Mediterranean climates. Unlike in cooler climates, the geographic areas on which we concentrate are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. We expect to expand geographically into colder climates where our newly acquired dormant varieties should be expected to thrive. Revenues for fiscal 2013 and fiscal 2014 were $37,338,258 and $51,533,643, respectively. Our customers are primarily our distributors, dealers and, to a lesser extent, the end user, namely, a corporate or individual farmer. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

Although we have a sales team we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with most of our distributors, but instead operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Historically, all of our international sales were made to U.S. distributors who then, in turn, sold our seed into foreign markets. However, our approach to international sales has shifted, and most of our sales are now made to non-U.S. customers. Through our distributors, our primary export market has been Saudi Arabia and, to a lesser extent, other Middle Eastern countries and African countries, including Sudan and Morocco. We also market in Mexico and, to a small degree, other Latin American countries, which we view as an important area for potential expansion.

Most of our international marketing efforts are accomplished through face-to-face meetings with our existing and potential customers, and their end users. In addition, we participate in international trade shows to boost our international presence and sales efforts.

Domestically, we market our alfalfa seed in California, Arizona, New Mexico, Texas and Nevada. We anticipate broadening our domestic geographic reach in the future as we add additional lower dormancy certified varieties to our current offerings. Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Since our marketing efforts in California have been somewhat limited in recent years, we believe there are opportunities to expand our sales volume in California by implementing a marketing program that will reach beyond the network of customers and end users with whom we typically transact business. We launched this new marketing effort in late June 2010, with our first ever radio advertising campaign in order to educate local alfalfa hay growers in California's Central Valley as to the benefits of our high yield, non-dormant, salt-tolerant certified alfalfa seed varieties.

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

SGI Sales, Distribution and Marketing

SGI sells a majority of its proprietary alfalfa seed (approximately 70-90% of its total sales per year) into Saudi Arabia, the United States and Argentina. SGI sells the bulk of its proprietary clover seed to China, Europe and the U.S. Similar to S&W Seed, SGI has historically relied upon a network of distributors to market and sell its products.

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

Seed Production

S&W and IVS Production

Historically, we fulfilled all of our alfalfa seed requirements under contracts with farmers primarily located in the San Joaquin Valley of California. Although for the foreseeable future, we expect to contract out the majority of our seed production, we have expanded our internal S&W farming operation. In fiscal 2011, we began direct farming approximately 800 leased acres located in Kern County. In fiscal 2012, we entered into a one-year lease of additional farmland in Madera County and contracted with a farming corporation in Merced County to grow seed on our account. In early fiscal 2013, we both purchased and leased farmland in California's Imperial Valley on which we planted additional acreage devoted to alfalfa seed. We believe that by controlling a portion of our acreage, either by lease or purchase, we will be better able to source our proprietary varieties at competitive prices. However, with this strategy comes the potential risks and rewards of farming and, like our growers, this subjects us to factors such as weather, insect pressure and other farming risks.

Except for our Imperial Valley production, most of our California growers are located no more than an hour's drive from our processing facility in the San Joaquin Valley. Although the loss of any of these growers could impact our ability to have sufficient inventory available to satisfy the needs of our customers, we believe that our successful efforts to secure additional acreage for seed production by lease or purchase in fiscal 2013 and 2014 have significantly offset the potential risk that we might not have sufficient seed were we to lose the services of one of our currently major growers. Generally, we enter into contracts to purchase seed, and we intend to continue that practice as it is the typical in the industry.

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

SGI Production

As of June 30, 2014, SGI had contracts with approximately 150 individual growers in Western Victoria and South Australia to grow its alfalfa seed varieties on a total of approximately 20,000 irrigated and 8,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere, and is harvested annually, in March through early May. Seed yields for the past three fiscal years have averaged 450 pounds per acre from the irrigated fields and 50 to 100 pounds per acre from the non-irrigated fields. As of June 30, 2014, SGI had contracts with approximately 20 individual growers in Tasmania and South Australia to grow its white clover varieties on a total of approximately 1,200 acres. White clover is harvested annually, in January through February. Seed yields for the past three fiscal years have averaged approximately 500 pounds per acre.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 1, 2015 (the "NAB Facility Agreement") and, as of June 30, 2014, $7,583,405 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translated to USD $923,062 at June 30, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translated to USD $8,477,100 at June 30, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at June 30, 2014.

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

Seasonality

Our alfalfa seed business is seasonal, and historical sales of S&W have been concentrated in the first six months of our fiscal year (July through December) when customers are planting their fields. This coincides with the period during which seed growers harvest and deliver seed to us. We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. The acquisition of Australian-based SGI on April 1, 2013 provides us with a geographically diversified and year-round production cycle. This will likely mitigate the seasonality of our business as the fourth quarter is typically a significant sales quarter for our newly acquired Australian operation. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

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

SGI registers its varieties under the Plant Breeder's Rights Act 1994 (Cth) (the "PBR Act").  Currently the varieties SuperSequel, SuperSiriver, SuperAurora, SuperSonic, SuperStar, SuperSiriver II, SuperLadino, SuperHuia and SuperHaifa are protected under the PBR Act and the SuperNova variety is protected under the PBR Act.  Seed from varieties with plant breeder's rights ("PBR") protection can only be bought from the PBR registrant, commercial partner, licensee or an agent authorized by the registrant.  Exceptions exist for use of a PBR variety, including for private and non-commercial purposes, for experimental purposes, and for breeding other plant varieties.  PBR protections last for 20 years in Australia in respect of registered plant varieties, and generally for 20 years in other member countries of the International Union for the Protection of New Varieties of Plants ("UPOV"), an international convention concerning plant breeder's rights. There are currently more than 70 countries that are members of the UPOV.

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

Employees

As of June 30, 2014, S&W had 34 full-time employees and 2 part-time, seasonal employees. Of the 34 full-time employees, 10 of which employed by SGI. Our labor requirements typically peak during the first fiscal quarter, when we generally use temporary labor to supplement our full-time work force.  We also retain consultants for specific purposes when the need arises. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

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

Our profitability is vulnerable to cost increases.

Future increase in costs such as the costs of growing seed through growers or by us internally, could cause our margins and profitability to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and profitability in the future.

We could encounter farming-related problems unrelated to natural disasters, crop disease and other normal agricultural risks.

In fiscal 2012, we began growing a portion of our own alfalfa seed while still continuing to contract for the majority of our planted acreage with third-party farmers. A portion of our direct farming operations is carried out by our own employees on land we own and lease, and the remainder is performed by third-party farmers on their land but under our direction. Some of these arrangements span multiple years, and both direct farming methods carry large financial risks that we do not face when we pay growers for their seed on a per-pound basis. When we carry the farming risk, we can expect to incur costs of between $1,300 and $2,300 per acre, regardless of yields. We can and will make decisions that could adversely impact yields or quality, resulting in a smaller supply of seed to sell to our customers and increasing our cost of production to unprofitable levels. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb, and as our direct farming operations account for a significant portion of our seed requirements, the farming decisions we make could have a negative impact on our results of operations.

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

We rely upon a small group of customers for a large percentage of our net revenue, including Sorouh Agricultural Company, which serves the Saudi Arabian market. In fiscal 2013 and in fiscal 2014, Sorouh accounted for 24% and 13% of our consolidated net revenue, respectively. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Similarly, SGI relies upon a small group of customers for a large percentage of its net revenue, including House of Agriculture Spirou, A.E.B.E., which also serves the Saudi Arabian market, which accounted for 27% and 18% of SGI's net revenue in fiscal 2013 and in fiscal 2014, respectively.

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

A large majority of our customers are located within regions, including Saudi Arabia,that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in our contracted seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

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

Although payment terms for our seed sales generally are 90 days, we regularly extend credit to our largest customer, Sorouh Agricultural Company, and to other international customers. We expect that sales of our alfalfa seed varieties to Sorouh and to other international customers will represent a material portion of our revenue in fiscal 2015 and that we will continue to extend credit in connection with those sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our major customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

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

GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. The greater the use of GMO seed in California, the greater the risk that the adventitious presence of GMO material in our seed production will occur due to pollination from hay fields or other seed feeds. In fiscal 2013, the number of lots of our seed that tested positive for the adventitious presence of GMO was greater than in fiscal 2012. The preliminary testing results for our most recent harvest suggest that less than 1% of our estimated annual global production and sourced seed for fiscal 2014 will contain GMO material. Our testing is limited to detecting the presence of GMO material. The extent to which an affected batch of seed contains GMO material must be determined by a third party laboratory and we will undertake testing of this kind on an as-needed basis. Our seed containing GMO material can only be sold domestically or in other jurisdictions that permit the importation of GMO alfalfa. We are taking steps to reduce the risk of the adventitious presence of GMO material in our seed crops. These steps include seeking collaborative agreements, regulations, or other measures to ensure neighboring farms that raise GMO alfalfa in the San Joaquin Valley limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and acquiring land and expanding our contracted grower base in the Imperial Valley of California, where to our knowledge GMO alfalfa is not yet being grown. In addition, we may increase the use of leafcutter bees to pollinate our crops, because these bees do not form colonies and fly more limited ranges than honey bees, which makes the cutter bees less likely to bring GMO-bearing pollen into our fields. Finally, we plan to grow a portion of our S&W varieties in South Australia.

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

The presence of GMO alfalfa in Australia or California could impact our international sales.

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

A large majority of our customers are located within regions, including Saudi Arabia, which substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of California seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in SGI's crops or our California seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

Our per acre pricing model could cause us to lose money on those contracts.

In fiscal 2012, we entered into three contracts, covering approximately 823 acres, with a California grower under which we deviated from our historical model and agreed to pay the grower a fixed price per acre rather than a fixed price per cleaned pound of seed. As such, regardless of the amount of seed this grower produces, we will be required to pay the fixed price per acre. This could result in our paying more per pound of seed than we are able to sell the seed to our customers, thereby causing a loss on this acreage. Moreover, these contracts cover a four- year period, and therefore, we could potentially be overpaying for seed on these contracts through crop year 2015 if the grower does not produce the minimum amount of seed we expect. These contracts could negatively impact our results of operations.

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

In May 2013, due to weeding-control practices, damage to a majority of our stevia fields occurred and we determined to discontinue farming these fields and to record a crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013. We have ceased commercial production of stevia. Although we continue our breeding program and are considering commercial applications for our proprietary stevia, none of these ventures may ever be profitable or allow us to recoup the amounts expended in connection with our initial stevia production operations.

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

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Vice President of Sales and Marketing, Vice President of Breeding and Genetics and Vice President of Processing, any employee could leave our employ at any time if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

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

We believe our current cash and cash equivalents on hand, together with borrowings available under our credit facility will be sufficient to finance anticipated capital, financing and operating requirements for the foreseeable future. However, if we elect to aggressively pursue our growth strategies, whether through acquisitions or organic growth, we likely will need additional capital to fund these strategies.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, our sales outside the United States in fiscal year 2014, including those of SGI, were principally to customers in the Middle East and North Africa. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our shareholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Our alfalfa seed business, our primary source of revenue, is highly seasonal because it is tied to the growing and harvesting seasons. If sales in particular quarters are lower than expected, our operating results for these quarters could cause our share price to decline.

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

As of June 30, 2014, we had 1,590,000 warrants to purchase our common stock outstanding. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock and redeemable warrants to decline and could materially impair our ability to raise capital through the sale of additional equity securities. For example, the grant of a large number of stock options or other securities under an equity incentive plan or the sale of our securities in private placement transactions at a discount from market value could adversely affect the market price of our common stock or warrants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our principal properties:

Location	Size	Primary Use	Leased or Owned
Five Points (Fresno County), CA	40 acres	Corporate headquarters and milling facilities	Owned (1)
Calipatria (Imperial Valley), CA	640 acres	Alfalfa seed farmland	Owned
Calipatria (Imperial Valley), CA	1,240 acres	Alfalfa seed farmland	Leased(2)
Calipatria (Imperial Valley), CA	182 acres	Alfalfa seed farmland	Owned(3)
Calipatria (Imperial Valley), CA	119 acres	Alfalfa seed farmland	Owned
Kern County, CA	800 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased(4)
Unley, South Australia	1,937 sq ft	Corporate headquarters for SGI	Leased(5)
Keith, South Australia	3.7 acres	Future processing facility	Owned
Fresno, CA	933 sq ft	Office space	Leased (6)

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

(3) One-half interest.

(4) Lease expires in September 2024.

(5) Lease expires in February 2018.

(6) Lease expires in December 2014, with right to extend the lease for a one-year period

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

	High	Low
Year Ended June 30, 2013
First Quarter	$6.38	$4.43
Second Quarter	8.75	6.25
Third Quarter	11.40	7.70
Fourth Quarter	10.46	6.41
Year Ended June 30, 2014
First Quarter	$9.21	$6.78
Second Quarter	8.23	4.82
Third Quarter	7.74	5.53
Fourth Quarter	8.23	5.86

On September 19, 2014, the closing price as reported on the NASDAQ Capital Market of our common stock was $5.04 per share.

Holders

As of September 19, 2014, we had 11,649,447 shares of common stock outstanding held by 17 stockholders of record.

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

In April 2013, we completed the redemption of all of our outstanding Class A warrants, and the Class A warrants ceased trading on the NASDAQ Capital Market as of the close of trading on April 15, 2013. The holders of the Class A Warrants had up to 5:00 pm on April 29, 2013 to exercise their Class A Warrants (the "Redemption Time"). Any outstanding Class A Warrants that were not exercised prior to the Redemption Time were redeemed by us for a price of $0.25 each, for an aggregate redemption cost to us of $6,840. To assist us in soliciting the exercise of the Class A warrants we engaged certain broker-dealers on a non-exclusive basis, as our agents for the solicitation of the exercise of the Class A warrants. We paid each broker-dealer a warrant solicitation fee of $0.3575 (5% of the exercise price) for each Class A warrant exercise solicited by the broker-dealer. As a result of the exercise of the Class A Warrants, we raised approximately $9.4 million in net proceeds after deducting warrant solicitation fees and other estimated offering costs of $0.4 million. The net proceeds have been used for working capital including the purchase of inventories.

Equity Compensation Plans

The following table provides a summary of the number of options granted under our 2009 Amended and Restated Equity Incentive Plan, the weighted average exercise price and the number of options remaining available for issuance at June 30, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2009 Amended and Restated Equity Incentive Plan	1,278,336	$5.17	225,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,278,336	$5.17	225,000

(1) Column (a) includes 191,336 restricted stock units. Each restricted stock unit represents the right to receive one share of common stock upon vesting of the unit. Vesting requires continuity of service and is time based and no exercise price is paid to receive the underlying share of common stock. Therefore, the weighted average exercise price included in column (b) does not include restricted stock units.

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

Our combination with SGI creates the world's largest non-dormant alfalfa seed company, and our combined company now has the competitive advantages of year-round production, which extends to all areas of the alfalfa seed business, including sales, inventory management and cash collection cycles. SGI was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011 changed its name to Seed Genetics International Pty Ltd. SGI's principal office space is located in Unley, South Australia.

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

From inception until 2003, almost all our seed sales were to distributors who exported our products to international markets. Modest sales efforts in the Western U.S. were initiated around 2003, and in the fiscal year ended June 30, 2010, our seed shipments were allocated approximately 51% to the domestic market and 49% to distributors who sold into international markets. In fiscal 2011, both markets were negatively impacted by events beyond our control. The domestic market continued to be impacted by the dairy industry downturn that began in fiscal 2009 when dairy prices declined due to over-supply. In normal years, we are typically able to offset this situation with sales to our distributors in our international markets. However, in fiscal 2011, our Middle East distributor experienced the most challenging year in its history due to an over-supply of uncertified common seed being sold at significantly reduced prices. As a result of this over- supply in fiscal 2011, we and our distributor elected to hold back much of our certified proprietary seed rather than sell into the depressed market. Because of our decisions in fiscal 2011, we had strong levels of certified seed inventory available for sale in fiscal 2012 when most of the common seed that glutted those markets in fiscal 2011 had been sold out. This allowed us to meet expected demand and, to some extent, control pricing during our first year selling directly into international markets. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market. More recently, in fiscal 2014, a surplus of less expensive Australian seed had a negative impact on the market. Australian growers are typically able to produce seed at a lower cost, which in the case of strong overall supply, can result in downward pricing across the market. This downward pressure on pricing resulted in some of our competitors moving away from South American markets and selling into the Middle East and North Africa at discounted prices in order to gain market share in those regions.

Our alfalfa seed business is seasonal, and historical sales prior to the acquisition of SGI were concentrated in the first six months of our fiscal year (July through December). The acquisition of SGI in April 2013 provides us with a geographically diversified and year-round production cycle allowing us to carry sufficient levels of inventory throughout the year to respond to customer demands in a more consistent manner. This will likely mitigate (at least in part) the seasonality of our business as the fourth quarter is now expected to be a significant sales quarter for our newly combined global operation. We contract with growers based upon our anticipated market demand. Also, we mill, clean and stock the seed during the respective harvest seasons and ship from inventory throughout the year. Tests show that seed that has been held in inventory for over one year improves in quality. Therefore, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed and we have sufficient capital to carry additional inventory. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as a reduction in our available seed supply in a particular year as a result of our growers electing to plant alternative, higher priced crops or adverse weather events.

Although we believe an opportunity exists to materially expand our alfalfa seed business without substantially overhauling our operations, we could nevertheless encounter unforeseen problems. For example, in fiscal 2011 and 2012, some of our seed growers elected to grow alternative crops, such as cotton, that yielded greater profit than alfalfa seed. This shift to other crops could reoccur from time to time as commodity prices fluctuate. However, by first leasing farmland in fiscal 2011, and then gaining long-term access to additional farmland in the San Joaquin Valley of California through additional leases entered into in fiscal 2012, and farmland purchases and leases in fiscal 2013, we now have the ability to grow a portion of our alfalfa seed production ourselves, which could partially mitigate this risk in future years. Although we have an experienced farming management and operations staff, our recently implemented direct farming operations pose new challenges. As we obtain additional farmland, by lease or purchase, both our farming costs and risks could continue to climb. And, the farming decisions we make could have a significant negative impact on our results of operations. Traditionally, we have contracted with growers to pay a set price for each pound of clean seed that is delivered to us. Therefore, we do not carry the farming risk on seed yield of that particular type of production and that risk is borne by the contracted seed grower. In our internally farmed operations, we incur a number of costs, and therefore the amount seed yield directly impacts the cost per pound of seed produced which could be higher or lower than our contracted rate based on our ability to achieve lower or higher yields. Nevertheless, we believe that by vertically integrating our alfalfa seed business to include our own production, we can leverage our management infrastructure, our experienced agronomics team and our milling capacity while reducing our costs and more directly controlling our inventory. Expanding our contracted grower base in the Imperial Valley of California and Southern Australia will provide a greater level of diversification of production and we expect it to allow us to grow and gain additional market share.

Up to this point, we have only sold non-genetically modified organism ("GMO") alfalfa seed varieties. In fiscal 2011, we encountered a new challenge created by the availability of Roundup Ready® alfalfa in the U.S. We are still uncertain as to the extent to which Roundup Ready® alfalfa might negatively impact our business, if at all. Moreover, the lack of regulations regarding field isolation could raise concerns about the adventitious presence of GMO material in our non-GMO seed. In fiscal 2012, the first year in which Roundup Ready® alfalfa was planted in the San Joaquin Valley, the presence of GMO traits in our fields was discovered. In fiscal 2013, the number of lots of our seed that tested positive for the adventitious presence of GMO was greater than in fiscal 2012. The preliminary testing results for our most recent harvest suggest that less than 1% of our estimated annual global production and sourced seed for fiscal 2014 will contain GMO material. Maintaining the integrity of our seed is critical to us as a large majority of our customers are located within regions, including Saudi Arabia that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into Saudi Arabia and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate the accidental occurrence of GMO in our seed production, there are no assurances that we would be able to achieve export sales to Saudi Arabia and other non-GMO locations at the same levels as we achieved before the accidental occurrence of GMO.

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

In our breeding program, we have identified stevia plant lines containing high overall steviol glycosides, including rebaudioside A ("Reb A"), stevioside, Reb B and Reb C. These plants have also been selected for their improved taste, production and hardiness. We have conducted extensive HPLC sample testing of stevia plants under development and have made further selections and crosses of these plants this season based upon test results. Selections so made are currently in multiple field trials. The results of these trials (after further HPLC testing) should result in us filing patents in the fall of this year.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to the Fiscal Year Ended June 30, 2013

Revenue and Cost of Revenue

Revenue for the fiscal year ended June 30, 2014 was $51,533,643 compared to $37,338,258 for the year ended June 30, 2013. The $14,195,385, or 38%, increase in revenue for 2014 was primarily due to the acquisition of SGI which contributed an incremental $7,963,372 of seed revenue in the current fiscal year compared to the prior year as prior year results only included three months of operations versus a full twelve months in the current fiscal year. IVS contributed an additional $6,147,624 of seed revenue in the current fiscal year compared to the prior year as prior year results only included nine months of operations versus a full twelve months in the current fiscal year. The remaining increase can be attributed S&W's existing ("organic") business which increased 1% year over year.

Sales direct to international customers represented 81% and 73% of revenue during the fiscal years ended June 30, 2014 and 2013, respectively. Domestic revenue accounted for 19% and 27% of our total revenue for the fiscal year ended June 30, 2014 and 2013, respectively.

Cost of revenue of $41,561,736 in the fiscal year ended June 30, 2014 was 81% of revenue, while the cost of revenue of $33,743,221 in the year ended June 30, 2013 was 90% of revenue. The dollar increase in cost of revenue for the current year was primarily attributable to the revenue growth of the company from the IVS and SGI acquisitions. Cost of revenue in the prior year included a $2,333,123 stevia inventory impairment charge.

Total gross profit margins for the current year totaled 19.4% versus 15.9% (excluding the charge for the stevia impairment) in the prior year. The improvement in gross profit margins can be attributed to the following factors: 1) the newly acquired SGI business generated higher gross profit margins which improved the overall profit margins of the combined business; and 2) the Company increased pricing and created lower cost blended products to improve margins which is consistent with the Company's strategic initiatives. There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we anticipate that we will improve gross margins in our core business in fiscal year 2015 compared to fiscal year 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the fiscal year ended June 30, 2014 totaled $6,815,575 compared to $5,762,838 for the year ended June 30, 2013. The $1,052,737, or 18%, increase in SG&A expense versus the prior year was primarily due to the acquisition of SGI which contributed an additional $1,258,797 of SG&A expenses and the acquisition of IVS which contributed an additional $192,952 of SG&A expenses that were not included in the prior year results.  These increases were partially offset by the fact that prior year results included $486,166 of non-recurring transaction costs associated with the acquisition of SGI and IVS. As a percentage of revenue, SG&A expenses were 13% in the current year compared to 15% in the fiscal year ended June 30, 2013.

Research and Development Expenses

Research and development expenses ("R&D") for the fiscal year ended June 30, 2014 totaled $840,578 compared to $505,872 in the comparable period in the prior year. R&D expenses increased $334,706 in the current year due to a $220,720 increase in our alfalfa seed product development expenses and a $113,986 increase in stevia product development expenses.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended June 30, 2014 was $1,265,739 compared to $694,595 for the year ended June 30, 2013. Included in the amount was amortization expense for intangible assets, which totaled $951,892 in the current year and $461,736 in the prior year. The $490,156 increase in amortization expense in the current year was directly attributable to the addition of intangible assets acquired in the IVS and SGI business combinations. The prior year amortization expense only included nine months of expense associated with the IVS acquisition and three months of expense associated with the SGI acquisition. The current year results reflect a full year of amortization expense for both the IVS and SGI acquisitions. The Company expects amortization expense to total approximately $950,000 in fiscal year 2015.

Foreign Currency (Gain) Loss

The Company incurred a foreign currency gain of $51,571 for the fiscal year June 30, 2014 compared to a loss of $263,973 for year ended June 30, 2013. The foreign currency gains are associated with SGI, its wholly owned subsidiary in Australia.

Interest Expense, Net

Interest expense, net during the fiscal year ended June 30, 2014 totaled $653,290 compared to $226,909 for the year ended June 30, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and to a lesser extent interest on the credit facility with Wells Fargo.

Income Tax Expense (Benefit)

Income tax expense totaled $87,116 for the fiscal year ended June 30, 2014 compared to income tax benefit of $1,343,123 for the year ended June 30, 2013. The Company's effective tax rate was 18.9% in the current year versus 34.8% in the year ended June 30, 2013.

Net Income (Loss)

We had a net income of $373,100 for the fiscal year ended June 30, 2014 compared to net loss of $2,516,027 for the year ended June 30, 2013. The improvement in profitability was attributable primarily to the additional gross profit recorded during the current year partially offset by increased operating expenses from the SGI acquisition, as discussed above. The net income per basic and diluted common share for the current year was $0.03, compared to net loss per basic and diluted common share of $0.29 for the year ended June 30, 2013.

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

The outstanding balance on the Wells Fargo working capital facilities was $8.3 million at June 30, 2014. The Company was in compliance with all debt covenants as of June 30, 2014.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of the 640 acres of Imperial Valley farmland. The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the term note. Under the term loan, we are also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter, the amount of monthly principal reduction will increase in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). There are annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. We may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 1, 2015 (the "NAB Facility Agreement") and, as of June 30, 2014, $7,583,405 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $923,062 at June 30, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translated to USD $8,477,100 at June 30, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the fiscal years ended June 30, 2014 and 2013:

	Years Ended
	June 30,
	2014	2013
Cash flows from operating activities	$(17,867,038)	$(4,978,591)
Cash flows from investing activities	(764,109)	(15,796,376)
Cash flows from financing activities	7,944,391	24,469,054
Effect of exchange rate changes on cash	73,185	(148,508)
Net increase (decrease) in cash	(10,613,571)	3,545,579
Cash and cash equivalents, beginning of period	11,781,074	8,235,495
Cash and cash equivalents, end of period	$1,167,503	$11,781,074

As of June 30, 2014, we had cash and cash equivalents of approximately $1.2 million. Cash and cash equivalents consist of cash and money market accounts. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Operating Activities

For the fiscal year ended June 30, 2014, operating activities used $17,867,038 in cash, as a result of a net income of $373,100 and an increase in accounts receivable of $11,301,001, an increase in inventories of $2,135,746, and a decrease in accounts payable (including related parties) of $4,740,089. For the fiscal year ended June 30, 2013, operating activities used $4,978,951 in cash, as a result of a net loss of $2,516,027 and an increase in accounts receivable of $5,582,324 and an increase in inventories of $1,215,745 partially offset by an increase in accounts payable (including related parties) of $3,175,585.

Our largest customer, which is located in Saudi Arabia, owed us approximately $5.2 million at June 30, 2014. Subsequent to year end, we have collected approximately $1.9 million of this balance and the remaining outstanding balance is still current as these outstanding invoices have 150-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Including our largest customer mentioned above, three customers comprised 32% of our accounts receivable at June 30, 2014.

Investing Activities

Our investing activities during the fiscal year ended June 30, 2014 totaled $764,109. These activities consisted primarily of: 1) additions to property, plant, and equipment and 2) a minority investment in Bioceres S.A., an Argentinian agrobiotechnology company. Our investing activities during the fiscal year ended June 30, 2013 totaled $15,796,376. These activities consisted primarily of: 1) the purchase of 640 acres of farmland in the Imperial Valley of California which are being used for alfalfa seed production; 2) the acquisition of IVS on October 1, 2012; 3) the purchase of additional farmland in Imperial Valley in December 2012; 4) the acquisition of additional farmland in Imperial Valley in February 2013; and 5) the acquisition of SGI on April 1, 2013.

Financing Activities

Our financing activities during the fiscal year ended June 30, 2014 consisted primarily of $8.9 million of net borrowings from our lines of credit with Wells Fargo and NAB. We also made principal payments totaling $0.75 million on the long-term loans.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the fiscal year ended June 30, 2014.

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
  competition; and
  market developments.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the consolidated financial statements.

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
Five Points, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&W Seed Company as of June 30, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 24, 2014

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,167,503	$11,781,074
Accounts receivable, net	24,255,596	12,700,106
Inventories, net	28,485,584	25,822,467
Prepaid expenses and other current assets	230,907	509,037
Deferred tax asset	1,300,665	954,874
TOTAL CURRENT ASSETS	55,440,255	51,767,558

Property, plant and equipment, net	10,356,809	10,239,435
Goodwill	4,939,462	4,832,050
Other intangibles, net	14,590,771	15,240,835
Crop production costs, net	1,952,100	1,582,599
Deferred tax asset - long term	1,666,488	1,920,742
Other asset - long term	354,524	-
TOTAL ASSETS	$89,300,409	$85,583,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,026,669	$19,512,235
Accounts payable - related parties	1,053,874	893,929
Accrued expenses and other current liabilities	818,730	1,662,642
Working capital lines of credit	15,888,640	6,755,998
Foreign exchange contract liability	-	663,043
Current portion of long-term debt	267,764	746,788
TOTAL CURRENT LIABILITIES	33,055,677	30,234,635

Non-compete payment obligation, less current portion	150,000	200,000
Other non-current liabilities	21,108	122,881
Deferred tax liability - non-current	106,758	299,682
Long-term debt, net	4,452,631	4,668,958

TOTAL LIABILITIES	37,786,174	35,526,156

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,665,093 issued and 11,640,093 outstanding at June 30, 2014;
11,584,101 issued and outstanding at June 30, 2013	11,666	11,585
Treasury stock, at cost, 25,000 shares at June 30, 2014 and no shares at June 30, 2013	(134,196)	-
Additional paid-in capital	55,121,876	54,338,758
Retained earnings (deficit)	(1,816,344)	(2,189,444)
Accumulated other comprehensive loss	(1,668,767)	(2,103,836)
TOTAL STOCKHOLDERS' EQUITY	51,514,235	50,057,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,300,409	$85,583,219

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2014	2013

Revenue	$51,533,643	$37,338,258

Cost of revenue	41,561,736	33,743,221

Gross profit	9,971,907	3,595,037

Operating expenses
Selling, general and administrative expenses	6,815,576	5,762,838
Research and development expenses	840,578	505,872
Depreciation and amortization	1,265,739	694,595

Total operating expenses	8,921,893	6,963,305

Income (loss) from operations	1,050,014	(3,368,268)

Other expense
Gain on disposal of fixed assets	(11,921)	-
Foreign currency loss (gain)	(51,571)	263,973
Interest expense, net	653,290	226,909

Income (loss) before income tax expense (benefit)	460,216	(3,859,150)
Income tax expense (benefit)	87,116	(1,343,123)
Net income (loss)	$373,100	$(2,516,027)

Net income (loss) per common share:
Basic	$0.03	$(0.29)
Diluted	$0.03	$(0.29)

Weighted average number of common shares outstanding:
Basic	11,572,406	8,770,975
Diluted	11,733,621	8,770,975

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended
	June 30,
	2014	2013

Net income (loss)	$373,100	$(2,516,027)

Foreign exchange translation adjustment	435,069	(2,103,836)

Comprehensive income (loss)	$808,169	$(4,619,863)

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2012	6,873,000	$6,873	-	$-	$19,796,976	$326,583	$-	$20,130,432

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	943,975	-	-	943,975
Proceeds from equity offering net of expenses	600,000	600	-	-	3,461,986	-	-	3,462,586
Common stock issued for IVS acquisition	400,000	400	-	-	2,431,600	-	-	2,432,000
Proceeds from equity offering net of underwriter fees and expenses	1,400,000	1,400	-	-	9,412,238	-	-	9,413,638
Common stock issued for A warrant exercise net of fees and expenses	1,372,641	1,373	-	-	9,364,839	-	-	9,366,212
Common stock issued for exercise of underwriter warrant and A warrant	31,500	31	-	-	213,644	-	-	213,675
Cashless exercise of other warrants	30,597	31	-	-	(31)	-	-	-
Common stock issued for SGI acquisition	864,865	865	-	-	8,708,326	-	-	8,709,191
Common stock issued for services	12,000	12	-	-	109,908	-	-	109,920
Redemption of unexercised A warrants	-	-	-	-	(6,765)	-	-	(6,765)
Exercise of employee stock options, net of withholding taxes	5,978	6	-	-	(36,052)	-	-	(36,046)
Cancellation of restricted shares for withholding taxes	(6,480)	(6)	-	-	(61,886)	-	-	(61,892)
Comprehensive loss	-	-	-	-	-	-	(2,103,836)	(2,103,836)
Net loss for the year ended June 30, 2013	-	-	-	-	-	(2,516,027)	-	(2,516,027)
Balance, June 30, 2013	11,584,101	11,585	-	-	54,338,758	(2,189,444)	(2,103,836)	50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	872,711	-	-	872,711
Common stock issued for exercise of underwriter warrant and A warrant	31,500	32	-	-	213,644	-	-	213,676
Net issuance to settle RSUs	57,557	57	-	-	(241,709)	-	-	(241,652)
Cancellation of restricted shares for withholding taxes	(8,065)	(8)	-	-	(61,528)	-	-	(61,536)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	435,069	435,069
Net income for the year ended June 30, 2014	-	-	-	-	-	373,100	-	373,100
Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$373,100	$(2,516,027)
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities
Stock-based compensation	872,711	1,053,895
Change in allowance for doubtful accounts	49,687	22,869
Depreciation and amortization	1,265,739	694,595
Stevia crop loss charge	-	2,333,123
Gain on disposal of fixed assets	(11,921)	-
Change in foreign exchange contracts	(666,310)	778,478
Amortization of debt discount	51,438	12,686
Changes in:
Accounts receivable	(11,301,001)	(5,582,324)
Inventories	(2,135,746)	(3,548,868)
Prepaid expenses and other current assets	273,415	(354,685)
Crop production costs	(369,501)	(484,307)
Deferred tax asset	(512,971)	(1,663,149)
Accounts payable	(4,890,482)	2,583,242
Accounts payable - related parties	150,393	592,343
Accrued expenses and other current liabilities	(912,671)	1,101,243
Other non-current liabilities	(102,918)	(1,705)
Net cash used in operating activities	(17,867,038)	(4,978,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(434,416)	(7,738,876)
Proceeds from disposal of fixed assets	24,832	-
Acquisition of business	-	(8,000,000)
Acquisition of germ plasm	-	(57,500)
Investment in Bioceres	(354,525)	-
Net cash used in investing activities	(764,109)	(15,796,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock in equity offerings	-	12,876,224
Net proceeds from warrant exercises	213,676	9,579,888
Redemption of unexercised warrants	-	(6,765)
Common stock repurchased	(134,196)	-
Taxes paid related to net share settlements of stock-based compensation awards	(303,188)	-
Borrowings and repayments on lines of credit, net	8,914,888	(513,344)
Borrowings of long-term debt	-	2,625,000
Repayments of long-term debt	(746,789)	(91,949)
Net cash provided by financing activities	7,944,391	24,469,054

EFFECT OF EXCHANGE RATE CHANGES ON CASH	73,185	(148,508)

NET INCREASE (DECREASE) IN CASH	(10,613,571)	3,545,579

CASH AND CASH EQUIVALENTS, beginning of the period	11,781,074	8,235,495

CASH AND CASH EQUIVALENTS, end of period	$1,167,503	$11,781,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$555,970	$362,287
Income taxes	$777,821	$-

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 21% of its net revenue for the year ended June 30, 2014 and one customer accounted for 24% of its net revenue for the year ended June 30, 2013.

One customer accounted for 32% of the Company's accounts receivable at June 30, 2014. Three customers accounted for 41% of the Company's accounts receivable at June 30, 2013.

Sales direct to international customers represented 81% and 73% of revenue during the years ended June 30, 2014 and 2013, respectively. As of June 30, 2014, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Years Ended June 30,
	2014		2013
Saudi Arabia	$13,015,864	25%	$17,671,705	47%
United States	9,553,198	19%	8,952,824	24%
Libya	5,341,139	10%	3,129,918	8%
Australia	4,526,552	9%	599,945	2%
France	1,501,955	3%	357,108	1%
Other	17,594,935	34%	6,626,758	18%
Total	$51,533,643	100%	$37,338,258	100%

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At June 30, 2014, no customers had the right of return.

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

The Company also recognizes revenue from the sale of its products to customers on bill-and-hold arrangements when all of the following have been satisfied: (i) risk of ownership must be passed to the buyer; (ii) customer must have a fixed commitment to purchase the goods; (iii) buyer, not the Company, must request that the transaction be on bill-and-hold basis; (iv) There must be a fixed schedule for delivery of goods; (v) The Company must not have specific performance obligations such that the earning process is not complete; (vi) ordered goods must be segregated from the Company's inventory and not subject to being used to fill other orders and (vii) product must be complete and ready for shipment. Sales related to bill-and-hold arrangements were $5.0 and $2.5million for the years ended June 30, 2014 and 2013, respectively.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	June 30,	June 30,
	2014	2013

Cash	$1,046,201	$10,356,527
Money market funds	121,302	1,424,547
	$1,167,503	$11,781,074

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $796,201 and $10,106,527 in excess of FDIC insured limits at June 30, 2014 and 2013, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $72,556 and $22,869 at June 30, 2014 and 2013, respectively.

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

Components of inventory are:

	June 30,	June 30,
	2014	2013
Raw materials and supplies	$173,922	$39,654
Work in progress and growing crops	3,990,678	4,187,755
Finished goods	24,320,984	21,595,058
	$28,485,584	$25,822,467

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

Components of crop production costs are:

	June 30,	June 30,
	2014	2013
Alfalfa seed production	$1,747,429	$1,497,695
Alfalfa hay	16,885	84,904
Wheat and triticale	187,786	-
Total crop production costs, net	$1,952,100	$1,582,599

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

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company has the option to review goodwill on a qualitative basis first. If it is more likely than not that impairment is present the Company, then must evaluate Goodwill for impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company conducted a qualitative assessment of goodwill and other intangibles and determined that it was more likely than not there was no impairment.

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

	Years Ended
	June 30,
	2014	2013
Net income (loss)	$373,100	$(2,516,027)

Net income (loss) per common share:
Basic	$0.03	$(0.29)
Diluted	$0.03	$(0.29)

Weighted average number of common shares outstanding:
Basic	11,572,406	8,770,975
Diluted	11,733,621	8,770,975

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	June 30,
	2014	2013

Class B warrants	1,421,000	1,410,500
Underwriter warrants - units (common share equivalent)	238,000	259,000
Class A warrants underlying underwriter warrants - units	119,000	129,500
Class B warrants underlying underwriter warrants - units	119,000	129,500
Underwriter warrants	-	50,000
Stock options	212,500	827,000
Nonvested restricted stock	24,332	48,666
Nonvested RSUs	191,336	280,000
Total	2,325,168	3,134,166

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company evaluated its long-live assets for impairment and none existed as of June 30, 2014.

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

No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2014 or June 30, 2013.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of June 30, 2014 and 2013.

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$627	$-
Total	$-	$627	$-

	Fair Value Measurements as of June 30, 2013 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$663,043	$-
Total	$-	$663,043	$-

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

The following unaudited pro forma financial information presents results as if the acquisitions of IVS and SGI had occurred on July 1, 2012.

Year Ended June 30
(Unaudited)	2013
Revenue	$54,703,923
Net loss	$(1,991,428)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2013 include: i) the elimination of acquisition-related charges of $486,166; ii) amortization of acquired intangibles of $559,438; iii) additional interest expense of $40,620 for the amortization of debt discount and interest expense for the unsecured promissory notes issued in the acquisitions; and iv) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 34.8 There are no pro forma adjustments for the year June 30, 2014 as this period includes the operations of both SGI and IVS.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2012	Additions	Amortization	Translation	June 30, 2013
Intellectual property	$-	$7,398,000	$(87,700)	$(930,366)	$6,379,934
Trade name	197,979	1,507,000	(58,909)	(48,920)	1,597,150
Technology/IP	157,257	1,101,500	(96,730)	-	1,162,027
Non-compete	34,570	686,000	(76,974)	(41,432)	602,164
GI customer list	114,623	-	(7,164)	-	107,459
Grower relationships	-	3,250,000	(38,527)	(408,717)	2,802,756
Supply agreement	-	1,512,667	(56,724)	-	1,455,943
Customer relationships	102,224	1,115,333	(39,008)	(45,147)	1,133,402
	$606,653	$16,570,500	$(461,736)	$(1,474,582)	$15,240,835

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	June 30, 2014
Intellectual property	$6,379,934	$-	$(324,631)	$191,269	$6,246,572
Trade name	1,597,150	-	(85,342)	10,056	1,521,864
Technology/IP	1,162,027	-	(118,960)	-	1,043,067
Non-compete	602,164	-	(137,595)	7,199	471,768
GI customer list	107,459	-	(7,164)	-	100,295
Grower relationships	2,802,756	-	(142,613)	84,021	2,744,164
Supply agreement	1,455,943	-	(75,632)	-	1,380,311
Customer relationships	1,133,402	-	(59,955)	9,283	1,082,730
	$15,240,835	$-	$(951,892)	$301,828	$14,590,771

Amortization expense totaled $951,892 and $461,736 for the years ended June 30, 2014 and 2013, respectively. Estimated aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

	2015	2016	2017	2018	2019
Amortization expense	$949,146	$949,146	$940,502	$940,502	$940,502

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2014	2013

Land and improvements	$7,698,811	$7,685,806
Buildings and improvements	2,095,362	2,074,618
Machinery and equipment	1,397,288	1,161,179
Vehicles	332,714	220,879
Construction in progress	44,080	-
Total property, plant and equipment	11,568,255	11,142,482

Less: accumulated depreciation	(1,211,446)	(903,047)

Property, plant and equipment, net	$10,356,809	$10,239,435

Depreciation expense totaled $313,847 and $232,859 for the years ended June 30, 2014 and 2013, respectively.

NOTE 6 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	June 30, 2014	June 30, 2013
Current portion of long-term debt
Term loan - Wells Fargo	$159,030	$155,990
Term loan - Ally	8,734	8,481
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	-	482,317
Total current portion	267,764	746,788

Long-term debt, less current portion
Term loan - Wells Fargo	2,220,803	2,379,833
Term loan - Ally	24,584	33,319
Unsecured subordinate promissory note - related party	300,000	400,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(92,756)	(144,194)
Total long-term portion	4,452,631	4,668,958
Total debt	$4,720,395	$5,415,746

Since 2011 the Company has had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

In July 2012, the Company and Wells Fargo agreed to add a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bears interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the Company is also required to pay both monthly and annual principal reduction as follows: The first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction increases in August of each year through August 2018. The last monthly payment will be made in July 2019. The monthly principal repayments range from $8,107 per month through the July 2013 payment up to a high of $9,703 per month in the final year (August 2018 through July 2019). There are annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. The Company may prepay the principal at any time, provided that a minimum of the lesser of $100,000 or the entire outstanding principal balance is prepaid at any one time.

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

The outstanding balance on the Wells Fargo working capital facilities was $8.3 million at June 30, 2014. The Company was in compliance with all debt covenants as of June 30, 2014.

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

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Principal payments of $482,317 were made in October 2013 and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $51,439 and $12,686 for the year ended June 30, 2014 and 2013, respectively. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 1, 2015 (the "NAB Facility Agreement") and, as of June 30, 2014, $7,583,405 was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $923,062 at June 30, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translates to USD $8,477,100 at June 30, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at June 30, 2014.

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

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2015	$267,764
2016	2,162,591
2017	178,475
2018	219,052
2019	116,150
Thereafter	1,776,363
Total	$4,720,395

NOTE 7 - INCOME TAXES

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2014	2013
Current:
Federal	$70,046	$(58,560)
State	800	4,026
Foreign	300,727	365,428
Total current provision	371,573	310,894
Deferred:
Federal	(383,324)	(1,576,897)
State	(129,645)	(103,335)
Foreign	228,512	26,215
Total deferred provision (benefit)	(284,457)	(1,654,017)
(Benefit) provision for income taxes	$87,116	$(1,343,123)

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Year Ended June 30,
	2014	2013
Tax expense (benefit) at statutory tax rate	$156,635	$(1,312,111)
State taxes (benefit), net of federal tax (benefit)	8,018	(60,613)
Permanent differences	107,630	23,823
Transaction costs	-	87,144
Federal and state research credits - current year	(29,181)	(25,326)
Impact of change in federal and state effective income tax rates	(71,466)	-
Foreign rate differential	(69,541)	(52,200)
Other	(14,979)	(3,840)
	$87,116	$(1,343,123)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the projections for the taxable income and planning strategies, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2014 or 2013.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$2,844,500	$2,259,896
Stock compensation	268,104	347,472
Tax credit carry forwards	81,290	52,110
Other, net	142,095	511,974
Total deferred tax assets	3,335,989	3,171,452
Valuation allowance for deferred tax assets	-	-
Deferred tax assets, net of valuation allowance	3,335,989	3,171,452
Deferred tax liabilities
Intangible assets	(147,397)	(287,809)
Fixed assets	(328,197)	(307,709)
Total deferred tax liabilities	(475,594)	(595,518)

Net deferred tax assets	$2,860,395	$2,575,934

As of June 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $7,565,828 and $4,489,786, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $64,732 which will expire June 30, 2030, unless previously utilized. The Company has state research credits of $25,089 that do not expire.

As of June 30, 2014, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $2,123,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any potential unrecognized deferred income tax liability is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2014. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company does not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of July 1, 2013. The tangible property regulations will require the Company to make additional tax accounting method changes as of July 1, 2014, however the Company does not anticipate the impact of these changes to be material to the consolidated financial statements.

NOTE 8- STOCKHOLDERS' EQUITY

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

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. See Note 12 for discussion on equity-based compensation.

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

In April 2014, the Company issued 8,970 shares for the settlement of RSU's which vested on April 1, 2014. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $35,081 paid by the Company.

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

The Company re-purchased 25,000 shares of common stock for $134,196 during the year ended June 30, 2014 pursuant to its previously announced share repurchase program.

The following table summarizes the warrants outstanding at June 30, 2014:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,421,000	$ 11.00	May 2015
Underwriter warrants - units	May 2010	119,000	$ 13.20	May 2015
Underwriter warrants	May 2012	50,000	$ 6.88	Feb 2017
		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At June 30, 2014, there were 11,665,093 shares issued and 11,640,093 shares outstanding. At June 30, 2013, there were 11,584,101 shares issued and outstanding.

See Note 12 for discussion on equity-based compensation.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $716,264 at June 30, 2014 and maturities range from August to September 2014.

The Company records an asset or liability on the balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract asset totaled $627 at June 30, 2014 and a liability totaled $663,043 at June 30, 2013. The Company recorded a gain on foreign exchange contracts of $111,815 which is reflected in cost of revenue for the year ended June 30, 2014. The Company recorded a loss on foreign exchange contracts of $778,478 during the year ended June 30, 2013, which is reflected in cost of revenue.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Commitments

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2014:

						2020 and
	2015	2016	2017	2018	2019	beyond

Operating lease obligations	$569,437	$633,385	$648,080	$302,841	$235,500	$1,373,750

At June 30, 2014, the Company had approximately $26 million of purchase commitments related to its inventories.

NOTE 11 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, the Company's Chairman of the Board, has a non-controlling ownership interest in Triangle T Partners, LLC ("TTP") and served as a member of its Board of Managers until his resignation in December 2012.

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2014. In addition, the Company purchased alfalfa seed from TTP. The Company incurred $213,515 and $0 of charges from TTP for its services and costs in connection with farming operations and seed purchases during the years ended June 30, 2014 and 2013, respectively.

Amounts due to TTP totaled $100,500 and $30,045 at June 30, 2014 and 2013, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $12,506,088 to IVM during the year ended June 30, 2014.   Total amounts due to IVM totaled $651,611 and $863,884 at June 30, 2014 and 2013, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). During the period April 1, 2013 to June 30, 2014, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2013 and the year ended June 30, 2014, the Company purchased a total of $884,097 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $373,341 at June 30, 2014 and $428,379 at June 30, 2013.

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

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the date of grants. These options vest in equal quarterly installments over periods ranging from six months to three-years and expire five years from the date of grant.

A summary of stock option activity for the years ended June 30, 2013 and 2014 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2012	677,000	$4.08	3.4
Granted	175,000	7.20	4.5
Exercised	(21,875)	4.09	0.2
Canceled/forfeited/expired	(3,125)	4.20	3.3
Outstanding at June 30, 2013	827,000	4.74	2.8
Granted	270,000	6.44	4.5
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.6
Outstanding at June 30, 2014	1,087,000	5.17	2.5
Options vested and exercisable at June 30, 2014	825,417	$4.74	1.9

The weighted average grant date fair value of options granted and outstanding at June 30, 2014 was $0.83. At June 30, 2014, the Company had $226,955 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.57 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $146,000 of stock-based compensation expense associated with this grant during the years ended June 30, 2014 and 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Year Ended June 30, 2014
			Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	48,666	$6.00	-
Granted	-	-	-
Vested	(24,334)	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	24,332	$6.00	0.9

At June 30, 2014, the Company had $124,341 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 0.9 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $577,299 and $526,931 of stock-based compensation expense associated with this grant during the years ended June 30, 2014 and 2013, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Year Ended June 30, 2014
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	280,000	$10.66	-
Granted	-	-	-
Vested	(88,664)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	191,336	$10.66	3.3

At June 30, 2014, the Company had $1,880,571 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 3.3 years.

At June 30, 2014 there were 225,000 shares available under the 2009 Plan for future grants and awards. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2014 and 2013 totaled $872,712 and $943,974, respectively.

NOTE 13 - NON-CASH INVESTING AND FINANCING ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash investing and financing activities during the years ended June 30, 2014 and 2013, respectively.

	Years Ended
	June 30,
	2014	2013
Net assets acquired in business acquisitions with issuances of notes payable and common stock	$-	$14,216,627
Common stock issued for cashless exercise of common stock warrants	-	31
Common stock issued for cashless exercise of common stock options	-	6
Shares forfeited in lieu of payroll tax withholdings by stock award recipients	-	97,938
(Increase) decrease in non-cash net assets of subsidiary due to foreign currency translation gain (loss)	435,069	2,103,836
Vehicle acquired with note payable	-	44,573

NOTE 14 - SUBSEQUENT EVENTS

In July 2014, the Company issued 9,354 shares for the settlement of RSU's which vested on July 1, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Our written Code of Conduct and Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct and Ethics is available on our website at http://www.swseed.com in the Investors section under "Corporate Governance." Changes to or waivers of the Code of Conduct and Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct and Ethics by disclosing such information on the same website.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	3/10/2010
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011	8-K	001-34719	2.1	12/19/2011
2.3	Purchase Agreement dated as of January 11, 2013 by and between S&W Seed Company and Piper Jaffray & Co.	8-K	001-34719	1.1	1/11/2013
2.4	Share Acquisition Agreement dated March 14, 2013	8-K	001-34719	2.1	3/14/2013
3.1	Articles of Incorporation of S&W Seed Company	8-K	001-34719	3.1	12/19/2011
3.2	Amended and Restated Bylaws of S&W Seed Company	8-K	001-34719	3.1	5/21/2013
3.3	First Amendment to Amended and Restated Bylaws of S&W Seed Company	8-K	001-34719	3.1	5/23/2014
3.4	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/2010
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/2010
4.2	Form of Class B Warrant	S-1	333-164588	4.4	4/23/2010

4.3	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/2010
4.4	Form of Representative's Warrants	S-1	333-164588	4.6	4/23/2010
4.5	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	001-34719	4.1	5/8/2012
10.1	S&W Seed Company 2009 Equity Incentive Plan	DEF 14A	001-34719	Appx. A	10/29/2012
10.2	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010CTR	10-K	001-34719	10.3	9/28/2010
10.3	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/2010
10.4	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/2010
10.5

Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated April 1, 2011 and accompanying Revolving Line of Credit Promissory Note, Security Agreement (Equipment) and Continuing Security Agreement

		8-K	001-34719	10.1 to 10.4	4/1/2011
10.6	Customer List Purchase Agreement dated July 6, 2011	8-K	001-34719	10.1	7/8/2011
10.7	Consulting Agreement between the Registrant and Richard Penner Consulting, Inc. dated July 6, 2011	8-K	001-34719	10.2	7/8/2011
10.8	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, entered into as of April 1, 2012 (see Exhibit 10.6)	8-K	001-34719	10.1	3/14/2012
10.9	Revolving Line of Credit Promissory Note dated April 1, 2012	8-K	001-34719	10.2	3/14/2012
10.10	Employment Agreement between the Registrant and Daniel Z. Karsten dated July 1, 2012	8-K	001-34719	10.1	7/18/2012
10.11	Agricultural Lease between the Registrant and Coast Imperial Partners	8-K	001-34719	10.1	8/2/2012
10.12	Credit Agreement between the Registrant and Wells Fargo Bank National Association entered into as of July 2, 2012 (see Exhibits 10.9 and 10.10)	8-K	001-34719	10.2	8/2/2012
10.13	Term Note dated as of July 2, 2012	8-K	001-34719	10.3	8/21/2012
10.14	Deed of Trust and Assignment of Rents and Leases, executed as of July 2, 2012	8-K	001-34719	10.4	8/21/2012

10.15	Assignment and Assumption Agreement, dated October 1, 2012 by and between the Registrant and Imperial Valley Seeds, Inc.	8-K	001-347129	10.1	9/28/2012
10.16	Employment Agreement dated October 1, 2012 by and between the Registrant and Fred Fabre*	8-K	001-347129	10.2	9/28/2012
10.17	Subordinated Promissory Note dated October 1, 2012 issued to Imperial Valley Seeds, Inc.*	8-K	001-347129	10.3	9/28/2012
10.18	Employment Agreement dated October 15, 2012 by and between the Registrant and Danielson B. Gardner*	8-K	001-34719	10.1	10/15/2012
10.19	Supply Agreement dated October 1, 2012 by and between Imperial Valley Seeds, Inc. and Imperial Valley Milling Co., acquired by the Registrant in the IVS Asset Acquisition	10-Q	001-34719	10.1	2/13/2013
10.20	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated December 20, 2012	10-Q	001-34719	10.2	2/13/2013
10.21	Employment Agreement with Mark S. Grewal dated February 26, 2013*	8-K	001-34719	10.1	3/1/2013
10.22	Employment Agreement with Matthew K. Szot dated April 1, 2013*	8-K	001-34719	10.1	3/28/2013
10.23	Employment Agreement with Dennis Jury dated March 28, 2013*	8-K	001-34719	10.1	4/5/2013
10.24	Purchase Agreement and Escrow Instructions dated December 21, 2013 by and between Imperial Morningstar Land Company LLC, Coast Imperial Partners and S&W Seed Company	10-Q	001-34719	10.1	5/15/2013
10.25	Memorandum of Lease effective March 1, 2013 by and between United Investments Pty Ltd and Seed Genetics International Pty Ltd for office space in Unley, South Australia	10-K	001-34719	10.27	9/30/2014
10.26	Roundup Ready® alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLCCTR	10-K	001-34719	10.28	9/30/2014
10.27	Business Letter of Offer dated September 21, 2007 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.29	9/30/2014
10.28	Business Letter of Advice dated February 26, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.30	9/30/2014
10.29	Business Letter of Offer dated February 27, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.31	9/30/2014

10.30	Vacant Land Purchase Agreement by and between S&W Seed Company and Jim Little dated December 10, 2012	10-K	001-34719	10.32	9/30/2014
10.31	Form of Indemnification Agreement for S&W Seed Company Director	8-K	001-34719	10.1	9/27/2013
10.32	Form of Indemnification Agreement for Subsidiary Director	8-K	001-34719	10.2	9/27/2013
10.33	Amendment No. 1 to S&W Seed Company Amended and Restated 2009 Equity Incentive Plan	8-K	001-34719	10.3	9/27/2013
10.34	Amendment No. 2 to S&W Seed Company Amended and Restated 2009 Equity Incentive Plan	DEF 14A	001-34719	Appx. A	10/28/2013
10.35	Credit Agreement with Wells Fargo Bank, National Association	8-K	001-34719	10.1	2/24/2014
10.36	Revolving Line of Credit Note	8-K	001-34719	10.2	2/24/2014
10.37	Continuing Security Agreement: Right to Payment and Inventory	8-K	001-34719	10.3	2/24/2014
10.38	Security Agreement: Equipment	8-K	001-34719	10.4	2/24/2014
10.39	EX-IM Working Capital Guarantee Credit Agreement with Wells Fargo Bank, National Association	8-K	001-34719	10.5	2/24/2014
10.40	EX-IM Working Capital Guarantee Borrower Agreement	8-K	001-34719	10.6	2/24/2014
10.41	EX-IM Working Capital Guarantee Revolving Line of Credit Note	8-K	001-34719	10.7	2/24/2014
10.42	EX-IM Working Capital Guarantee Continuing Security Agreement: Rights to Payment and Inventory	8-K	001-34719	10.8	2/24/2014
10.43	EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment	8-K	001-34719	10.9	2/24/2014
10.44	Guarantee with National Bank Australia Bank Limited	8-K	001-34719	10.1	4/25/2014
10.45	Service Level Agreement with Imperial Valley Milling					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: September 29, 2014

S&W SEED COMPANY

By: /s/ Mark S. Grewal
Mark S. Grewal
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2014
/s/ Matthew K. Szot Matthew K. Szot	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2014
/s/ Grover T. Wickersham Grover T. Wickersham	Chairman of the Board	September 29, 2014
/s/ Glen Bornt Glen Bornt	Director	September 29, 2014
/s/ Michael C. Culhane Michael C. Culhane	Director	September 29, 2014
/s/ Michael M. Fleming Michael M. Fleming	Director	September 29, 2014
/s/ Mark J. Harvey Mark J. Harvey	Director	September 29, 2014
/s/ Charles B. Seidler Charles B. Seidler	Director	September 29, 2014
/s/ William S. Smith William S. Smith	Director	September 29, 2014
/s/ Ann M. Veneman Ann M. Veneman	Director	September 29, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333-164588	3.3	3/10/2010
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011	8-K	001-34719	2.1	12/19/2011
2.3	Purchase Agreement dated as of January 11, 2013 by and between S&W Seed Company and Piper Jaffray & Co.	8-K	001-34719	1.1	1/11/2013
2.4	Share Acquisition Agreement dated March 14, 2013	8-K	001-34719	2.1	3/14/2013
3.1	Articles of Incorporation of S&W Seed Company	8-K	001-34719	3.1	12/19/2011
3.2	Amended and Restated Bylaws of S&W Seed Company	8-K	001-34719	3.1	5/21/2013
3.3	First Amendment to Amended and Restated Bylaws of S&W Seed Company	8-K	001-34719	3.1	5/23/2014
3.4	Amended and Restated Operating Agreement of Seed Holding, LLC, as amended	S-1	333-164588	3.4.1 and 3.4.2	3/10/2010
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/2010
4.2	Form of Class B Warrant	S-1	333-164588	4.4	4/23/2010
4.3	Warrant Agreement between the Registrant and Transfer Online, Inc., dated May 3, 2010	S-1	333-164588	4.5	4/23/2010
4.4	Form of Representative's Warrants	S-1	333-164588	4.6	4/23/2010
4.5	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	001-34719	4.1	5/8/2012
10.1	S&W Seed Company 2009 Equity Incentive Plan	DEF 14A	001-34719	Appx. A	10/29/2012
10.2	Supply Agreement between the Registrant and PureCircle Sdn Bhd effective as of June 23, 2010CTR	10-K	001-34719	10.3	9/28/2010
10.3	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued Cardiff Partners, LLC	8-K	001-34719	4.1	5/12/2010
10.4	Warrant to purchase 25,000 shares of Common Stock, dated May 7, 2010, issued to PR Financial Marketing LLC	8-K	001-34719	4.2	5/12/2010
10.5

Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated April 1, 2011 and accompanying Revolving Line of Credit Promissory Note, Security Agreement (Equipment) and Continuing Security Agreement

		8-K	001-34719	10.1 to 10.4	4/1/2011

10.6	Customer List Purchase Agreement dated July 6, 2011	8-K	001-34719	10.1	7/8/2011
10.7	Consulting Agreement between the Registrant and Richard Penner Consulting, Inc. dated July 6, 2011	8-K	001-34719	10.2	7/8/2011
10.8	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, entered into as of April 1, 2012 (see Exhibit 10.6)	8-K	001-34719	10.1	3/14/2012
10.9	Revolving Line of Credit Promissory Note dated April 1, 2012	8-K	001-34719	10.2	3/14/2012
10.10	Employment Agreement between the Registrant and Daniel Z. Karsten dated July 1, 2012	8-K	001-34719	10.1	7/18/2012
10.11	Agricultural Lease between the Registrant and Coast Imperial Partners	8-K	001-34719	10.1	8/2/2012
10.12	Credit Agreement between the Registrant and Wells Fargo Bank National Association entered into as of July 2, 2012 (see Exhibits 10.9 and 10.10)	8-K	001-34719	10.2	8/2/2012
10.13	Term Note dated as of July 2, 2012	8-K	001-34719	10.3	8/21/2012
10.14	Deed of Trust and Assignment of Rents and Leases, executed as of July 2, 2012	8-K	001-34719	10.4	8/21/2012
10.15	Assignment and Assumption Agreement, dated October 1, 2012 by and between the Registrant and Imperial Valley Seeds, Inc.	8-K	001-347129	10.1	9/28/2012
10.16	Employment Agreement dated October 1, 2012 by and between the Registrant and Fred Fabre*	8-K	001-347129	10.2	9/28/2012
10.17	Subordinated Promissory Note dated October 1, 2012 issued to Imperial Valley Seeds, Inc.*	8-K	001-347129	10.3	9/28/2012
10.18	Employment Agreement dated October 15, 2012 by and between the Registrant and Danielson B. Gardner*	8-K	001-34719	10.1	10/15/2012
10.19	Supply Agreement dated October 1, 2012 by and between Imperial Valley Seeds, Inc. and Imperial Valley Milling Co., acquired by the Registrant in the IVS Asset Acquisition	10-Q	001-34719	10.1	2/13/2013
10.20	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated December 20, 2012	10-Q	001-34719	10.2	2/13/2013
10.21	Employment Agreement with Mark S. Grewal dated February 26, 2013*	8-K	001-34719	10.1	3/1/2013
10.22	Employment Agreement with Matthew K. Szot dated April 1, 2013*	8-K	001-34719	10.1	3/28/2013
10.23	Employment Agreement with Dennis Jury dated March 28, 2013*	8-K	001-34719	10.1	4/5/2013

10.24	Purchase Agreement and Escrow Instructions dated December 21, 2013 by and between Imperial Morningstar Land Company LLC, Coast Imperial Partners and S&W Seed Company	10-Q	001-34719	10.1	5/15/2013
10.25	Memorandum of Lease effective March 1, 2013 by and between United Investments Pty Ltd and Seed Genetics International Pty Ltd for office space in Unley, South Australia	10-K	001-34719	10.27	9/30/2014
10.26	Roundup Ready® alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLCCTR	10-K	001-34719	10.28	9/30/2014
10.27	Business Letter of Offer dated September 21, 2007 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.29	9/30/2014
10.28	Business Letter of Advice dated February 26, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.30	9/30/2014
10.29	Business Letter of Offer dated February 27, 2013 from National Australia Bank for Seed Genetics International Pty Ltd loan facilities	10-K	001-34719	10.31	9/30/2014
10.30	Vacant Land Purchase Agreement by and between S&W Seed Company and Jim Little dated December 10, 2012	10-K	001-34719	10.32	9/30/2014
10.31	Form of Indemnification Agreement for S&W Seed Company Director	8-K	001-34719	10.1	9/27/2013
10.32	Form of Indemnification Agreement for Subsidiary Director	8-K	001-34719	10.2	9/27/2013
10.33	Amendment No. 1 to S&W Seed Company Amended and Restated 2009 Equity Incentive Plan	8-K	001-34719	10.3	9/27/2013
10.34	Amendment No. 2 to S&W Seed Company Amended and Restated 2009 Equity Incentive Plan	DEF 14A	001-34719	Appx. A	10/28/2013
10.35	Credit Agreement with Wells Fargo Bank, National Association	8-K	001-34719	10.1	2/24/2014
10.36	Revolving Line of Credit Note	8-K	001-34719	10.2	2/24/2014
10.37	Continuing Security Agreement: Right to Payment and Inventory	8-K	001-34719	10.3	2/24/2014
10.38	Security Agreement: Equipment	8-K	001-34719	10.4	2/24/2014
10.39	EX-IM Working Capital Guarantee Credit Agreement with Wells Fargo Bank, National Association	8-K	001-34719	10.5	2/24/2014
10.40	EX-IM Working Capital Guarantee Borrower Agreement	8-K	001-34719	10.6	2/24/2014
10.41	EX-IM Working Capital Guarantee Revolving Line of Credit Note	8-K	001-34719	10.7	2/24/2014

10.42	EX-IM Working Capital Guarantee Continuing Security Agreement: Rights to Payment and Inventory	8-K	001-34719	10.8	2/24/2014
10.43	EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment	8-K	001-34719	10.9	2/24/2014
10.44	Guarantee with National Bank Australia Bank Limited	8-K	001-34719	10.1	4/25/2014
10.45	Service Level Agreement with Imperial Valley Milling					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

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