Form 10-Q
period 2014-09-30
S&W Seed Co
filed 2014-11-12
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

      As of November 11, 2014, 11,658,801 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2014	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,314,780	$1,167,503
Accounts receivable, net	21,492,373	24,255,596
Inventories, net	29,050,403	28,485,584
Prepaid expenses and other current assets	384,131	230,907
Deferred tax asset	1,293,747	1,300,665
TOTAL CURRENT ASSETS	54,535,434	55,440,255

Property, plant and equipment, net of accumulated depreciation	10,400,311	10,356,809
Goodwill	4,678,818	4,939,462
Other intangibles, net	13,633,946	14,590,771
Crop production costs, net	2,671,114	1,952,100
Deferred tax asset - long term	1,960,042	1,666,488
Other asset - long term	359,507	354,524
TOTAL ASSETS	$88,239,172	$89,300,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,439,282	$15,026,669
Accounts payable - related parties	2,526,426	1,053,874
Accrued expenses and other current liabilities	462,697	818,730
Working capital lines of credit	17,334,726	15,888,640
Foreign exchange contract liability	65,768	-
Current portion of long-term debt	212,606	267,764
TOTAL CURRENT LIABILITIES	34,041,505	33,055,677

Non-compete payment obligation, less current portion	150,000	150,000
Other non-current liabilities	21,722	21,108
Deferred tax liability - non-current	98,892	106,758
Long-term debt, less current portion	4,437,098	4,452,631

TOTAL LIABILITIES	38,749,217	37,786,174

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
11,674,447 issued and 11,649,447 outstanding at September 30, 2014;
11,665,093 issued and 11,640,093 outstanding at June 30, 2014	11,675	11,666
Treasury stock, at cost, 25,000 shares at September 30, 2014 and June 30, 2014	(134,196)	(134,196)
Additional paid-in capital	55,313,934	55,121,876
Retained earnings (deficit)	(2,690,659)	(1,816,344)
Other comprehensive income	(3,010,799)	(1,668,767)
TOTAL STOCKHOLDERS' EQUITY	49,489,955	51,514,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,239,172	$89,300,409

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Revenue	$8,164,234	$12,378,586

Cost of revenue	6,850,442	10,071,006

Gross profit	1,313,792	2,307,580

Operating expenses
Selling, general and administrative expenses	1,788,425	1,594,203
Research and development expenses	223,359	233,639
Depreciation and amortization	319,759	314,454

Total operating expenses	2,331,543	2,142,296

Income (loss) from operations	(1,017,751)	165,284

Other expense
Foreign currency (gain) loss	47,741	(33,985)
Interest expense, net	246,650	136,998

Income (loss) before income tax expense (benefit)	(1,312,142)	62,271
Income tax expense (benefit)	(437,827)	21,062
Net income (loss)	$(874,315)	$41,209

Net income (loss) per common share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

Weighted average number of common shares outstanding:
Basic	11,625,115	11,563,452
Diluted	11,625,115	11,854,685

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Net income (loss)	$(874,315)	$41,209

Foreign exchange translation adjustment	(1,342,032)	294,168

Comprehensive income (loss)	$(2,216,347)	$335,377

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2013	11,584,101	$11,585	-	$-	$54,338,758	$(2,189,444)	$(2,103,836)	$50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	872,711	-	-	872,711
Common stock issued for exercise of underwriter warrant and A warrant	31,500	32	-	-	213,644	-	-	213,676
Net issuance to settle RSUs	57,557	57	-	-	(241,709)	-	-	(241,652)
Cancellation of restricted shares for withholding taxes	(8,065)	(8)	-	-	(61,528)	-	-	(61,536)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	435,069	435,069
Net income for the year ended June 30, 2014	-	-	-	-	-	373,100	-	373,100
Balance, June 30, 2014	11,665,093	11,666	(25,000)	(134,196)	55,121,876	(1,816,344)	(1,668,767)	51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	219,012	-	-	219,012
Net issuance to settle RSUs	9,354	9	-	-	(26,954)	-	-	(26,945)
Comprehensive income	-	-	-	-	-	-	(1,342,032)	(1,342,032)
Net loss for the three months ended September 30, 2014	-	-	-	-	-	(874,315)	-	(874,315)
Balance, September 30, 2014	11,674,447	$11,675	(25,000)	$(134,196)	$55,313,934	$(2,690,659)	$(3,010,799)	$49,489,955

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(874,315)	$41,209
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities
Stock-based compensation	219,012	215,026
Depreciation and amortization	319,759	314,454
Change in foreign exchange contracts	69,786	(525,726)
Amortization of debt discount	13,036	12,754
Changes in:
Accounts receivable	2,077,130	(42,468)
Inventories	(1,624,020)	(2,079,229)
Prepaid expenses and other current assets	(147,782)	41,585
Crop production costs	(719,014)	(819,773)
Deferred tax asset	(293,554)	(92,110)
Accounts payable	(809,065)	(3,469,146)
Accounts payable - related parties	1,462,997	412,530
Accrued expenses and other current liabilities	(350,100)	(102,365)
Other non-current liabilities	2,302	(98,617)
Net cash used in operating activities	(653,828)	(6,191,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(149,850)	(89,839)
Investment in Bioceres	(4,983)	-
Net cash used in investing activities	(154,833)	(89,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased	-	(21,785)
Taxes paid related to net share settlements of stock-based compensation awards	(26,945)	(141,458)
Borrowings and repayments on lines of credit, net	2,090,978	(115,974)
Repayments of long-term debt	(83,727)	(82,910)
Net cash provided by (used in) financing activities	1,980,306	(362,127)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,368)	(2,963)

NET INCREASE (DECREASE) IN CASH	1,147,277	(6,646,805)

CASH AND CASH EQUIVALENTS, beginning of the period	1,167,503	11,781,074

CASH AND CASH EQUIVALENTS, end of period	$2,314,780	$5,134,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$251,778	$161,843
Income taxes	118,159	-

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2014, consolidated statements of operations for the three months ended September 30, 2014 and 2013, consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013, consolidated statement of owners' equity for the three months ended September 30, 2014 and consolidated statements of cash flows for the three months ended September 30, 2014 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2014 and its results of operations and its cash flows for the three months ended September 30, 2014 and 2013. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 37% of its net revenue for the three months ended September 30, 2014, and one customer accounted 22% of its net revenue for the three months ended September 30, 2013.

Two customers accounted for 32% of the Company's accounts receivable at September 30, 2014. One customer accounted for 32% of the Company's accounts receivable at June 30, 2014.

Sales direct to international customers represented 77% and 86% of revenue during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, approximately 3% of the net book value of fixed assets were located outside of the United States.

The following table shows revenues from external customers by country:

	Three Months Ended September 30,
	2014		2013
Saudi Arabia	$2,440,716	30%	$4,239,391	34%
United States	1,026,951	13%	1,691,095	14%
Mexico	1,999,808	24%	1,089,627	9%
Australia	630,017	8%	1,256,135	10%
Libya	(485)	0%	1,128,540	9%
France	414,480	5%	7,978	0%
Other	1,652,747	20%	2,965,820	24%
Total	$8,164,234	100%	$12,378,586	100%

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

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At September 30, 2014, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	September 30,	June 30,
	2014	2014

Cash	$2,193,463	$1,046,201
Money market funds	121,317	121,302
	$2,314,780	$1,167,503

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $1,943,463 and $796,201 in excess of FDIC insured limits at September 30, 2014 and June 30, 2014, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $72,556 at September 30, 2014 and June 30, 2014, respectively.

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

Components of inventory are:

	September 30,	June 30,
	2014	2014
Raw materials and supplies	$187,831	$173,922
Work in progress and growing crops	1,103,547	3,990,678
Finished goods	27,759,025	24,320,984
	$29,050,403	$28,485,584

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

Components of crop production costs are:

	September 30,	June 30,
	2014	2014
Alfalfa seed production	$2,466,443	$1,747,429
Alfalfa hay	16,885	16,885
Wheat and triticale	187,786	187,786
Total crop production costs, net	$2,671,114	$1,952,100

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options, restricted stock, and restricted stock units ("RSUs") have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense for option grants is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, attrition rate and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the lattice valuation model and the assumptions shown in Note 10. Restricted stock and RSUs are valued based on the Company's stock price on the day the awards are granted. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 10 for a detailed discussion of stock-based compensation.

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

	Three Months Ended
	September 30,
	2014	2013
Net income (loss)	$(874,315)	$41,209

Net income (loss) per common share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

Weighted average number of common shares outstanding:
Basic	11,625,115	11,563,452
Diluted	11,625,115	11,854,685

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	September 30,
	2014	2013

Class B warrants	1,421,000	1,410,500
Underwriter warrants - units (common share equivalent)	238,000	-
Class A warrants underlying underwriter warrants - units	119,000	-
Class B warrants underlying underwriter warrants - units	119,000	129,500
Underwriter warrants	50,000	-
Stock options	1,089,197	25,000
Nonvested restricted stock	24,332	48,666
Nonvested RSUs	177,670	232,334
Total	3,238,199	1,846,000

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

No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2014 or June 30, 2014.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014.

	Fair Value Measurements as of September 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$65,768	$-
Total	$-	$65,768	$-

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$627	$-
Total	$-	$627	$-

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

NOTE 3 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	June 30, 2014
Intellectual property	$6,379,934	$-	$(324,631)	$191,269	$6,246,572
Trade name	1,597,150	-	(85,342)	10,056	1,521,864
Technology/IP	1,162,027	-	(118,960)	-	1,043,067
Non-compete	602,164	-	(137,595)	7,199	471,768
GI customer list	107,459	-	(7,164)	-	100,295
Grower relationships	2,802,756	-	(142,613)	84,021	2,744,164
Supply agreement	1,455,943	-	(75,632)	-	1,380,311
Customer relationships	1,133,402	-	(59,955)	9,283	1,082,730
	$15,240,835	$-	$(951,892)	$301,828	$14,590,771

	Balance at			Foreign Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	September 30, 2014
Intellectual property	$6,246,572	$-	$(81,863)	$(455,540)	$5,709,169
Trade name	1,521,864	-	(21,373)	(23,953)	1,476,538
Technology/IP	1,043,067	-	(29,740)	-	1,013,327
Non-compete	471,768	-	(34,528)	(15,914)	421,326
GI customer list	100,295	-	(1,791)	-	98,504
Grower relationships	2,744,164	-	(35,965)	(200,121)	2,508,078
Supply agreement	1,380,311	-	(18,908)	-	1,361,403
Customer relationships	1,082,730	-	(15,023)	(22,106)	1,045,601
	$14,590,771	$-	$(239,191)	$(717,634)	$13,633,946

Amortization expense totaled $239,191 and $237,561 for the three months ended September 30, 2014 and 2013, respectively. Estimated aggregate remaining amortization expense for each of the five succeeding fiscal years is as follows:

	2015	2016	2017	2018	2019
Amortization expense	$709,955	$949,146	$940,502	$940,502	$940,502

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2014	2014

Land and improvements	$7,679,908	$7,698,811
Buildings and improvements	2,113,029	2,095,362
Machinery and equipment	1,443,487	1,397,288
Vehicles	332,714	332,714
Construction in progress	121,573	44,080
Total property, plant and equipment	11,690,711	11,568,255

Less: accumulated depreciation	(1,290,400)	(1,211,446)

Property, plant and equipment, net	$10,400,311	$10,356,809

Depreciation expense totaled $80,568 and $76,893 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 5 - DEBT

Total debts outstanding are presented on the balance sheet as follows:

	September 30, 2014	June 30, 2014
Current portion of long-term debt
Term loan - Wells Fargo	$103,808	$159,030
Term loan - Ally	8,798	8,734
Unsecured subordinate promissory note - related party	100,000	100,000
Total current portion	212,606	267,764

Long-term debt, less current portion
Term loan - Wells Fargo	2,194,458	2,220,803
Term loan - Ally	22,361	24,584
Unsecured subordinate promissory note - related party	300,000	300,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(79,721)	(92,756)
Total long-term portion	4,437,098	4,452,631
Total debt	$4,649,704	$4,720,395

Since 2011, the Company has had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

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

On February 21, 2014, the Company entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance the Company's outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

Upon the occurrence of an event of default, as defined under the credit agreement for each of the New Facilities (collectively, the "Credit Agreements"), the principal balance due under the Facilities will thereafter bear interest at a rate per annum that is 4% above the interest rate that is otherwise in effect under the Facilities. The Credit Agreements contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit Wells Fargo to accelerate the Company's outstanding obligations under the New Facilities, all as set forth in the Credit Agreements and related documents. The Credit Agreements restrict stock repurchases by the Company in any one year to $200,000; however, in October 2014, Wells Fargo agreed to increase the annual limit of stock repurchases to $2.0 million. The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30 million, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of September 30, 2014, the Company did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. The Company received a letter from Wells Fargo waiving this covenant for the September 30, 2014 reporting period. The Company is in compliance with all other debt covenants at September 30, 2014.

As consideration for the Ex-Im Revolver, the Company is required to pay a one-time, non-refundable commitment fee of $100,000 to Wells Fargo. Pursuant to the terms of a Borrower Agreement between the Company and the Export-Import Bank of the United States (the "Ex-Im Bank"), the Ex-Im Bank agrees to guarantee 90% of amounts outstanding and owing under the Ex-Im Revolver. The Borrower Agreement includes prohibitions against the use of Ex-Im Revolver loan proceeds for certain purposes, including, and not limited to, the following: (i) servicing any of the Registrant's pre-existing or future indebtedness unless approved by the Ex-Im Bank in writing; (ii) acquiring fixed assets or capital assets for use in the Company's business; (iii) acquiring, equipping or renting commercial space outside of the United States; and (iv) paying the salaries of non-U.S. citizens or non-U.S. permanent residents who are located outside of the United States, or in connection with a retainage or warranty unless approved by the Ex-Im Bank in writing. The Borrower Agreement also requires the Company to comply with certain minimum security requirements and related borrowing base limitations, including that the export-related borrowing base equal or exceeds the aggregate outstanding amount of loan disbursements.

The outstanding balance on the Wells Fargo working capital facilities was $8.9 million at September 30, 2014.

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

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $13,035 and $12,754 for the three months ended September 30, 2014 and 2013, respectively. Accretion of the debt discount was charged to interest expense.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2015 (the "NAB Facility Agreement"), and as of September 30, 2014, $8.4 million was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translated to USD $855,050 at September 30, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translated to USD $7,852,500 at September 30, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at September 30, 2014.

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

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2015	$197,073
2016	2,162,591
2017	178,475
2018	219,052
2019	116,150
Thereafter	1,776,363
Total	$4,649,704

NOTE 6 - STOCKHOLDERS' EQUITY

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

In July 2014, the Company issued 9,354 shares for the settlement of RSU's which vested on July 1, 2014. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $26,945 paid by the Company.

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

The following table summarizes the warrants outstanding at September 30, 2014:

	Grant	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,421,000	$11.00	May 2015
Underwriter warrants - units	May 2010	119,000	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017
		1,590,000

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At September 30, 2014, there were 11,674,447 shares issued and 11,649,447 shares outstanding. At June 30, 2014, there were 11,665,093 shares issued and 11,640,093 shares outstanding.

See Note 10 for discussion on equity-based compensation.

NOTE 7 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary SGI is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $5.6 million at September 30, 2014 and maturities range from November 2014 to January 2015.

The Company records an asset or liability on the balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $65,768 at September 30, 2014 compared to a foreign currency contract asset of $627 at June 30, 2014. The Company recorded a loss on foreign exchange contracts of $39,709 which is reflected in cost of revenue for the three months ended September 30, 2014. The Company recorded a gain on foreign exchange contracts of $91,519 during the three months ended September 30, 2013, which is reflected in cost of revenue.

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

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2015 and 2014. In addition, the Company purchased alfalfa seed from TTP during such periods. The Company incurred $78,634 and $98,765 of charges from TTP for its services and costs in connection with farming operations and seed purchases during the three months ended September 30, 2014 and 2013, respectively.

Amounts due to TTP totaled $78,634 at September 30, 2014 and $100,500 at June 30, 2014, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM.  IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production.  The Company paid $1,432,259 to IVM during the three months ended September 30, 2014.   Total amounts due to IVM totaled $2,233,008 at September 30, 2014 and $651,611 at June 30, 2014, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). During the period April 1, 2013 to June 30, 2014, BF was one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2013 and the year ended June 30, 2014, the Company purchased a total of $884,097 of alfalfa seed which BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $214,785 at September 30, 2014 and $373,341 at June 30, 2014.

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

The fair value of employee option grants are estimated on the date of grant and the fair value of options granted to non-employees are re-measured as they vest. Fair value is calculated using a lattice model. The weighted average assumptions used in the models are outlined in the following table:

	Employee Options		Non-Employee Options
	September 30,		September 30,
	2014	2013	2014	2013

Risk-free rate of interest	1.66%	1.68%	-	-
Dividend yield	0%	0%	-	-
Volatility of common stock	53%	44%	-	-
Exit / attrition rates	25%	25%	-	-
Target exercise factor	1.50	1.75	-	-

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

A summary of stock option activity for the year ended June 30, 2014 and three months ended September 30, 2014 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2013	827,000	$4.74	2.8
Granted	270,000	6.44	4.5
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.6
Outstanding at June 30, 2014	1,087,000	5.17	2.5
Granted	2,197	6.25	4.8
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2014	1,089,197	5.17	2.2
Options vested and exercisable at September 30, 2014	864,542	$4.82	1.7

The weighted average grant date fair value of options granted and outstanding at September 30, 2014 was $0.83. At September 30, 2014, the Company had $191,260 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 0.5 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,500 of stock-based compensation expense associated with this grant during the three months ended September 30, 2014 and 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Three Months Ended September 30, 2014
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	24,332	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	24,332	$6.00	0.6

At September 30, 2014, the Company had $87,841 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 0.6 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vest on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $145,511 of stock-based compensation expense associated with this grant during the three months ended September 30, 2014 and 2013, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Three Months Ended September 30, 2014
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	191,336	$10.66	-
Granted	-	-	-
Vested	(13,666)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	177,670	$10.66	3.0

At September 30, 2014, the Company had $1,735,060 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 3.0 years.

At September 30, 2014 there were 222,803 shares available under the 2009 Plan for future grants and awards. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2014 and 2013 totaled $219,012 and $215,026, respectively.

NOTE 11 - NON-CASH INVESTING AND FINANCING ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash investing and financing activities during the three months ended September 30, 2014 and 2013, respectively.

	Three Months Ended
	September 30,
	2014	2013
(Increase) decrease in non-cash net assets of subsidiary due to foreign currency translation gain (loss)	(1,342,032)	294,168

NOTE 12 - SUBSEQUENT EVENTS

In October 2014, the Company issued 9,354 shares for the settlement of RSU's which vested on October 1, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including, but not limited to, this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the possibility that certain foreign markets into which our seed is sold could be adversely impacted by discounted pricing of non-proprietary seed by competitors, our alfalfa seed growers could choose to grow more profitable crops instead of our alfalfa seed; decline in the dairy industry; macro-economic and geopolitical trends and events; the execution and performance of contracts by our company and our customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; the outcome of pending or future legislation or court decisions and pending or future accounting pronouncements; and other risks that are described herein, and the items discussed in the Risk Factors set forth in Item 1A of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 29, 2014 and that are otherwise described or updated from time to time in our SEC reports.

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

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are the leading producer of warm climate, high- yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils. We also offer seed cleaning and processing for other seed manufacturers. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009 in Delaware, having bought out the former partners between June 2008 and May 2010, and reincorporated as a Nevada corporation in December 2011. Following our initial public offering in fiscal 2010, we expanded certain pre-existing business initiatives and added new ones, including:

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

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed to certain regions of the world where GMO alfalfa seed is approved; however, we are still conducting field trials on performance. Commercial production acreage will be planted in the Fall of 2014 for our first commercial harvest in the Fall of 2015. Once testing results have been approved by Monsanto, sales could commence as early as the Fall of 2015 but may not start until the Fall of 2016. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

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

Results of Operations

Three months ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2014 was $8,164,234 compared to $12,378,586 for the three months ended September 30, 2013. The $4,214,352, or 34%, decrease in revenue during the quarter was impacted by a reduction of sales orders from the Middle East as the region works through increased volumes of lower priced seed from the 2013 Australian harvest as well as the impact from the economic crisis in the Argentine market which has largely remained on the sidelines during the past 15 months, diverting seed typically destined for this market into the Middle East.

Sales direct to international customers represented 77% and 86% of revenue during the three months ended September 30, 2014 and 2013, respectively. Domestic revenue accounted for 13% and 14% of our total revenue for the three months ended September 30, 2014 and 2013, respectively.

Cost of revenue of $6,850,442 in the three months ended September 30, 2014 was 84% of revenue, while the cost of revenue of $10,071,006 in the three months ended September 30, 2013 was 81% of revenue. The dollar decrease in cost of revenue for the current quarter was primarily attributable to the decrease in revenue described above.

Total gross profit margins for the current quarter totaled 16.1% versus 18.6% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to a change in sales mix for the quarter which resulted in an increased percentage of lower quality and slower moving seed sold and a corresponding lower concentration of our highest margin products sold.  There will continue to be quarterly fluctuations in gross profit margins based on revenue mix, but we anticipate that we will improve gross margins in our core business in fiscal year 2015 compared to fiscal year 2014 if we successfully execute on our optimization strategy which entails creating unique blends of lower cost products marketed at higher sales prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2014 totaled $1,788,425 compared to $1,594,203 for the three months ended September 30, 2013. The $194,222, or 12%, increase in SG&A expense versus the prior year was primarily due to the increase in legal expenses and other miscellaneous expenses.  As a percentage of revenue, SG&A expenses were 22% in the current period compared to 13% in the three months ended September 30, 2013.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended September 30, 2014 totaled $223,359 compared to $233,639 in the comparable period in the prior year. R&D expenses decreased $10,280 or 4% from the comparable period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2014 was $319,759 compared to $314,454 for the three months ended September 30, 2013. Included in the amount was amortization expense for intangible assets, which totaled $239,191 in the current quarter and $237,561 in the comparable period of the prior year.

Foreign Currency (Gain) Loss

The Company incurred a foreign currency loss of $47,741 for the first three months of the current fiscal year compared to a gain of $33,985 for the comparable period of the prior fiscal year. The foreign currency gains and losses are associated with SGI, its wholly owned subsidiary in Australia.

Interest Expense, Net

Interest expense, net during the three months ended September 30, 2014 totaled $246,650 compared to $136,998 for the three months ended September 30, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and on the credit facility with Wells Fargo. The increase in interest expense is due to the higher levels of working capital in accounts receivable resulting in additional borrowings on the working capital facilities.

Income Tax Expense (Benefit)

Income tax benefit totaled $437,827 for the three months ended September 30, 2014 compared to income tax expense of $21,062 for the three months ended September 30, 2013. The Company's effective tax rate was 33.4% in the current quarter versus 33.8% in the three months ended September 30, 2013.

Net Income (Loss)

We had a net loss of $874,315 for the three months ended September 30, 2014 compared to net income of $41,209 for the three months ended September 30, 2013. The decrease in profitability was attributable primarily to the reduction in revenue and gross profits recorded during the current fiscal quarter coupled with a 9% increase in operating expenses, as discussed above. The net loss per basic and diluted common share for the current quarter was $(0.08), compared to net income per basic and diluted common share of $0.00 for the three months ended September 30, 2013.

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

Since 2011, we have had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

On February 21, 2014, we entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30 million, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of September 30, 2014, the Company did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. The Company received a letter from Wells Fargo waiving this covenant for the September 30, 2014 reporting period. The Company is in compliance with all other debt covenants at September 30, 2014.

The outstanding balance on the Wells Fargo working capital facilities was $8.9 million at September 30, 2014.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on January 31, 2015 (the "NAB Facility Agreement") and, as of September 30, 2014, $8.4 million was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $855,050 at September 30, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translated to USD $7,852,500 at September 30, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities	$(653,828)	$(6,191,876)
Cash flows from investing activities	(154,833)	(89,839)
Cash flows from financing activities	1,980,306	(362,127)
Effect of exchange rate changes on cash	(24,368)	(2,963)
Net increase (decrease) in cash	1,147,277	(6,646,805)
Cash and cash equivalents, beginning of period	1,167,503	11,781,074
Cash and cash equivalents, end of period	$2,314,780	$5,134,269

Operating Activities

For the three months ended September 30, 2014, operating activities used $653,828 in cash, as a result of a net loss of $874,315, an increase in inventories of $1,624,020 and an increase in crop production costs of $719,014, partially offset by a decrease in accounts receivable of $2,077,130 and an increase in accounts payable (including related parties) of $653,932. For the three months ended September 30, 2013, operating activities used $6,191,876 in cash, as a result of an increase in inventories of $2,079,229 and a decrease in accounts payable of $3,469,146 primarily due to grower payments.

Our largest customer, which is located in Saudi Arabia, owed us approximately $4.2 million at September 30, 2014. Subsequent to the end of the first quarter of the current fiscal year, we have collected approximately $1.9 million of this balance and the remaining outstanding balance is still current as these outstanding invoices have 150-day payment terms. Our relationship with this customer is strong, and we intend to continue to do a significant amount of business together. Including our largest customer mentioned above, two customers comprised 32% of our accounts receivable at September 30, 2014.

Investing Activities

Our investing activities during the three months ended September 30, 2014 totaled $154,833. These activities consisted primarily of additions to property, plant, and equipment. Our investing activities during the three months ended September 30, 2013 totaled $89,839 and consisted of the purchase of equipment.

Financing Activities

Our financing activities during the three months ended September 30, 2014 consisted primarily of $2.1 million of net borrowings from our lines of credit with Wells Fargo and NAB. We also made principal payments totaling $83,727 on the long-term loans.

Our financing activities during the three months ended September 30, 2013 consisted primarily of $115,974 of net pay-downs on SGI's line of credit. We also made principal payments totaling $82,910 on the long-term loans.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K filed with the SEC on September 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 24, 2014)
10.2	General Pledge Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.3	EX-IM Working Capital Guarantee General Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.4	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.5

First Amendment to EX-IM Working Capital Guarantee Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.6	Amendment No. 1 to Employment Agreement with Matthew K. Szot (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 8, 2014)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2014.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 24, 2014)
10.2	General Pledge Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.3	EX-IM Working Capital Guarantee General Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.4	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)
10.5

First Amendment to EX-IM Working Capital Guarantee Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.6	Amendment No. 1 to Employment Agreement with Matthew K. Szot (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 8, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document