Form 10-Q
period 2014-12-31
S&W Seed Co
filed 2015-02-17
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

      As of February 12, 2015, 12,961,475 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2014	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,920,121	$1,167,503
Accounts receivable, net	16,100,789	24,255,596
Inventories, net	43,524,943	28,485,584
Prepaid expenses and other current assets	383,962	230,907
Deferred tax asset	1,288,076	1,300,665
TOTAL CURRENT ASSETS	66,217,891	55,440,255

Property, plant and equipment, net of accumulated depreciation	17,507,464	10,356,809
Goodwill	14,912,856	4,939,462
Other intangibles, net	34,868,174	14,590,771
Crop production costs, net	3,019,178	1,952,100
Deferred tax asset - long term	2,804,882	1,666,488
Debt issuance costs	1,726,543	-
Other asset - long term	359,507	354,524
TOTAL ASSETS	$141,416,495	$89,300,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$29,906,858	$15,026,669
Accounts payable - related parties	1,781,730	1,053,874
Accrued expenses and other current liabilities	1,160,007	818,730
Foreign exchange contract liabilities	159,326	-
Working capital lines of credit	13,306,987	15,888,640
Current portion of long-term debt	213,457	267,764
Current portion of convertible notes	3,760,862	-
TOTAL CURRENT LIABILITIES	50,289,227	33,055,677

Non-compete payment obligation, less current portion	100,000	150,000
Contingent consideration obligation	2,200,000	-
Long-term debt, less current portion	14,321,357	4,452,631
Convertible notes, net of debt discount $4,862,000	18,377,138	-
Derivative warrant liabilities	4,862,000	-
Other non-current liabilities	114,790	127,866

TOTAL LIABILITIES	90,264,512	37,786,174

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
12,977,801 issued and 12,952,801 outstanding at December 31, 2014;
11,665,093 issued and 11,640,093 outstanding at June 30, 2014	12,979	11,666
Treasury stock, at cost, 25,000 shares at December 31, 2014 and at June 30, 2014	(134,196)	(134,196)
Additional paid-in capital	59,761,470	55,121,876
Retained earnings (deficit)	(4,233,320)	(1,816,344)
Other comprehensive loss	(4,254,950)	(1,668,767)
TOTAL STOCKHOLDERS' EQUITY	51,151,983	51,514,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,416,495	$89,300,409

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$13,793,766	$11,460,197	$21,957,999	$23,838,783

Cost of revenue	11,832,557	9,082,367	18,682,998	19,153,374

Gross profit	1,961,209	2,377,830	3,275,001	4,685,409

Operating expenses
Selling, general and administrative expenses	3,000,201	1,471,041	4,788,628	3,065,243
Research and development expenses	208,480	246,449	431,838	480,088
Depreciation and amortization	310,552	317,334	630,311	631,788

Total operating expenses	3,519,233	2,034,824	5,850,777	4,177,119

Income (loss) from operations	(1,558,024)	343,006	(2,575,776)	508,290

Other expense
Impairment expense	500,198	-	500,198	-
Foreign currency (gain) loss	35,148	24,343	82,889	(30,198)
Interest expense, net	187,742	122,571	434,392	280,125

Income (loss) before income tax expense (benefit)	(2,281,112)	196,092	(3,593,255)	258,363
Income tax expense (benefit)	(738,452)	85,960	(1,176,279)	107,022
Net income (loss)	$(1,542,660)	$110,132	$(2,416,976)	$151,341

Net income (loss) per common share:
Basic	$(0.13)	$0.01	$(0.21)	$0.01
Diluted	$(0.13)	$0.01	$(0.21)	$0.01

Weighted average number of common shares outstanding:
Basic	11,634,469	11,561,629	11,629,766	11,562,540
Diluted	11,634,469	11,662,369	11,629,766	11,758,527

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net income (loss)	$(1,542,660)	$110,132	$(2,416,976)	$151,341

Foreign exchange translation adjustment	(1,244,152)	(901,700)	(2,586,183)	(607,532)

Comprehensive loss	$(2,786,812)	$(791,568)	$(5,003,159)	$(456,191)

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional	Retained	Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Earnings	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, June 30, 2013	11,584,101	$11,585	-	$-	$54,338,758	$(2,189,444)	$(2,103,836)	$50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	872,711	-	-	872,711
Common stock issued for exercise of underwriter warrant and A warrant	31,500	32	-	-	213,644	-	-	213,676
Net issuance to settle RSUs	57,557	57	-	-	(241,709)	-	-	(241,652)
Cancellation of restricted shares for withholding taxes	(8,065)	(8)	-	-	(61,528)	-	-	(61,536)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	435,069	435,069
Net income for the year ended June 30, 2014	-	-	-	-	-	373,100	-	373,100
Balance, June 30, 2014	11,665,093	11,666	(25,000)	(134,196)	55,121,876	(1,816,344)	(1,668,767)	51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	447,075	-	-	447,075
Net issuance to settle RSUs	18,708	19	-	-	(43,130)	-	-	(43,111)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294	-	-	4,235,649	-	-	4,236,943
Comprehensive loss	-	-	-	-	-	-	(2,586,183)	(2,586,183)
Net loss for the six months ended December 31, 2014	-	-	-	-	-	(2,416,976)	-	(2,416,976)
Balance, December 31, 2014	12,977,801	$12,979	(25,000)	$(134,196)	$59,761,470	$(4,233,320)	$(4,254,950)	$51,151,983

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,416,976)	$151,341
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	447,075	437,495
Change in allowance for doubtful accounts	8,632	-
Impairment charges	500,198	-
Depreciation and amortization	630,311	631,788
Change in foreign exchange contracts	173,977	(668,924)
Amortization of debt discount	26,143	25,579
Changes in:
Accounts receivable	7,071,072	769,672
Inventories	4,838,843	2,207,989
Prepaid expenses and other current assets	32,854	237,656
Crop production costs	(1,567,276)	(841,877)
Deferred tax asset	(1,138,394)	(165,324)
Accounts payable	(5,832,578)	(13,853,616)
Accounts payable - related parties	912,721	59,820
Accrued expenses and other current liabilities	296,580	(1,114,622)
Other non-current liabilities	4,445	(94,549)
Net cash provided by (used in) operating activities	3,987,627	(12,217,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(693,311)	(244,858)
Acquisition of business	(27,000,000)	-
Investment in Bioceres	(4,982)	-
Net cash used in investing activities	(27,698,293)	(244,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,236,943	-
Common stock repurchased	-	(134,196)
Taxes paid related to net share settlements of stock-based compensation awards	(43,111)	(174,803)
Borrowings and repayments on lines of credit, net	(1,763,375)	4,274,646
Borrowings of long-term convertible debt	27,000,000	-
Debt issuance costs	(1,726,543)	-
Repayments of long-term debt	(211,724)	(692,399)
Net cash provided by financing activities	27,492,190	3,273,248

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28,906)	(2,483)

NET INCREASE (DECREASE) IN CASH	3,752,618	(9,191,665)

CASH AND CASH EQUIVALENTS, beginning of the period	1,167,503	11,781,074

CASH AND CASH EQUIVALENTS, end of period	$4,920,121	$2,589,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$424,037	$292,221
Income taxes	254,803	689,486

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, a Nevada corporation (the "Company") was founded as a general partnership in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed, began as S&W Seed Company, a general partnership, in July 1980. The corporate entity, S&W Seed Company, was incorporated in Delaware in October 2009 and is the successor entity to Seed Holding, LLC, which had purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership's original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation.

On April 1, 2013, the Company, together with its wholly owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed on the acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "SGI Acquisition").

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural commodities, primarily alfalfa seed. The Company owns a seed cleaning and processing facility located in Five Points, California that it has operated since its inception. The Company's products are primarily grown under contract by farmers in the San Joaquin and Imperial Valleys of California, Southern Australia as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

On December 31, 2014, the Company purchased certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

The Company believes it is the global leader in alfalfa seed with research and development, production and distribution capabilities. The Company's operations span the world's alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, five other US states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 25 countries around the globe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiaries, S&W Australia, which owns 100% of SGI, and Stevia California, LLC. All significant intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2014, consolidated statements of operations for the three and six months ended December 31, 2014 and 2013, consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2014 and 2013, consolidated statement of owners' equity for the six months ended December 31, 2014 and consolidated statements of cash flows for the six months ended December 31, 2014 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at December 31, 2014 and its results of operations for the three and six months ended December 31, 2014, and its cash flows for the six months ended December 31, 2014 and 2013. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory valuation and obsolescence, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 23% of its revenue for the three months ended December 31, 2014, and two customers accounted for 25% of its revenue for the three months ended December 31, 2013.  Three customers accounted for 29% of its revenue for the six months ended December 31, 2014, and two customers accounted for 23% of its revenue for six months ended December 31, 2013.

Three customers accounted for 32% of the Company's accounts receivable at December 31, 2014. One customer accounted for 32% of the Company's accounts receivable at June 30, 2014.

Sales direct to international customers represented 87% and 74% of revenue during the three months ended December 31, 2014 and 2013, respectively. Sales direct to international customers represented 87% and 80% of revenue during the six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, approximately 4% of the net book value of fixed assets were located outside of the United States.

The following table shows revenue from external customers by country:

	Three Months Ended December 31,					Six Months Ended December 31,
	2014		2013			2014		2013
Saudi Arabia	$4,701,980	34%	$1,191,896	10%	Saudi Arabia	$7,142,696	33%	$5,431,287	23%
United States	1,797,424	13%	2,976,998	26%	United States	2,824,375	13%	4,668,977	20%
Mexico	1,278,369	9%	1,407,467	12%	Mexico	3,278,178	15%	2,497,093	10%
Australia	1,868,506	14%	49,616	0%	Australia	2,498,523	11%	1,305,751	5%
Argentina	677,011	5%	395,158	3%	France	805,817	4%	7,948	0%
Germany	492,146	4%	96,473	1%	Argentina	677,011	3%	395,158	2%
France	391,337	3%	-	0%	Germany	653,573	3%	194,846	1%
Libya	-	0%	1,694,180	15%	Libya	(485)	0%	2,822,720	12%
Emirates	-	0%	1,163,882	10%	Emirates	-	0%	1,163,882	5%
Other	2,586,993	18%	2,484,527	23%	Other	4,078,311	18%	5,351,121	22%
Total	$13,793,766	100%	$11,460,197	100%	Total	$21,957,999	100%	$23,838,783	100%

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

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer.

When the right of return exists in the Company's seed business, sales revenue is reduced at the time of sale to reflect expected returns. In order to estimate the expected returns, management analyzes historical returns, economic trends, market conditions and changes in customer demand. At December 31, 2014, no customers had the right of return.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	December 31,	June 30,
	2014	2014

Cash	$4,798,788	$1,046,201
Money market funds	121,333	121,302
	$4,920,121	$1,167,503

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $4,548,788 and $796,201 in excess of FDIC insured limits at December 31, 2014 and June 30, 2014, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $81,188 and $72,556 at December 31, 2014 and June 30, 2014, respectively.

Inventories

Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts, alfalfa seed produced from its own farming operations and packaging materials.

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

The Company's subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. SGI records an estimated unit price; accordingly, inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to growers.

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

Components of inventory are:

	December 31,	June 30,
	2014	2014
Raw materials and supplies	$290,615	$173,922
Work in progress and growing crops	1,120	3,990,678
Finished goods	43,233,208	24,320,984
	$43,524,943	$28,485,584

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

Components of crop production costs are:

	December 31,	June 30,
	2014	2014
Alfalfa seed production	$2,774,235	$1,747,429
Alfalfa hay	42,038	16,885
Other crops	202,905	187,786
Total crop production costs, net	$3,019,178	$1,952,100

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18-28 years for buildings, 3-10 years for machinery and equipment and 3-5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. The intangible assets are amortized based on useful lives ranging from 3-30 years.

Goodwill and Other Intangible Assets Not Subject to Amortization

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company has the option to review goodwill on a qualitative basis first. If it is more likely than not that impairment is present the Company, then must evaluate goodwill for impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses Level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company conducted a qualitative assessment of goodwill and other intangibles and determined that it was more likely than not there was no impairment.

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

Stock-Based Compensation

The Company has in effect a stock incentive plan under which incentive stock options have been granted to employees and non-qualified stock options, restricted stock, and restricted stock units ("RSUs") have been granted to employees and non-employees, including members of the Board of Directors. The Company accounts for its stock-based compensation plan by expensing the estimated fair value of stock-based awards over the requisite service period, which is the vesting period. The measurement of stock-based compensation expense for option grants is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected life of the award, stock price volatility, dividend rate, risk-free interest rate, and exercise price. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options using the Black-Scholes-Merton pricing model and the assumptions shown in Note 12. Restricted stock and RSUs are valued based on the Company's stock price on the day the awards are granted. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows. See Note 12 for a detailed discussion of stock-based compensation.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income (loss)	$(1,542,660)	$110,132	$(2,416,976)	$151,341

Net income (loss) per common share:
Basic	$(0.13)	$0.01	$(0.21)	$0.01
Diluted	$(0.13)	$0.01	$(0.21)	$0.01

Weighted average number of common shares outstanding:
Basic	11,634,469	11,561,629	11,629,766	11,562,540
Diluted	11,634,469	11,662,369	11,629,766	11,758,527

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2014	2013
Warrants	2,699,999	-
Convertible debentures	5,400,000	-
Class B warrants	1,421,000	1,410,500
Underwriter warrants - units (common share equivalent)	238,000	259,000
Class A warrants underlying underwriter warrants - units	119,000	129,500
Class B warrants underlying underwriter warrants - units	119,000	129,500
Underwriter warrants	50,000	50,000
Stock options	1,314,197	208,929
Nonvested restricted stock	24,332	-
Nonvested RSUs	164,004	-
Total	11,549,532	2,187,429

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. A triggering event during the quarter ended December 31, 2014 prompted a review of certain farmland related costs. The carrying value of these assets was deemed in excess of fair value and the Company recorded an impairment charge of $500,198 in the consolidated statement of operations.

Derivative Financial Instruments

Foreign Exchange Contracts

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency forward contracts.

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

Derivative Warrant Liabilities

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Fair Value of Financial Instruments

The Company discloses assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

  Level 1. Observable inputs such as quoted prices in active markets;
  Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
  Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The assets acquired and liabilities assumed in the Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2014.

The carrying value of cash and cash equivalents, accounts payable short-term and long-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014.

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$159,326	$-
Contingent consideration obligation	-	-	2,200,000
Derivative warrant liabilities	-	-	4,862,000
Total	$-	$159,326	$7,062,000

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$627	$-
Total	$-	$627	$-

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted the standard effective July 1, 2014. The adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 - BUSINESS COMBINATIONS

On December 31, 2014, the Company purchased certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets (and assumed certain related liabilities) of DuPont Pioneer. The acquisition expanded the Company's production capabilities, diversified its product offerings and provided access to new distribution channels.

The Pioneer Acquisition was consummated pursuant to the terms of an asset purchase and sale agreement. The purchase price under the Agreement was up to $42,000,000, consisting of $27,000,000 in cash (payable at closing), a three year secured promissory note (the "Note") payable by the Company to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Note) of up to $5,000,000 based on S&W sales under distribution and production agreements as well as other Company sales of products containing the acquired germplasm in the three-year period following the closing. The Note will accrue interest at a rate of 3% per annum and interest will be payable in three annual installments, in arrears, commencing on December 31, 2015.

The Pioneer Acquisition has been accounted for as a business combination and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the Pioneer Acquisition. Since the acquisition date was December 31, 2014, the only activity impacting the Statements of Operations for the periods ended December 31, 2014 were transactions expenses. The consolidated balance sheet as of December 31, 2014 reflects the impact of the Pioneer Acquisition.

The purchase price allocation is based on estimated fair value as follows:

Inventory	$21,519,376
Property, plant, and equipment	6,709,265
Distribution agreement	5,050,000
Grower relationships	83,000
Technology/IP - germplasm	12,130,000
Technology/IP - seed varieties	4,780,000
Goodwill	10,447,735
Current liabilities	(21,519,376)
Total acquisition cost allocated	$39,200,000

The purchase price consists of the following:

Cash	$27,000,000
Secured three-year promissory note	10,000,000
Fair value of contingent consideration	2,200,000
Total acquisition cost allocated	$39,200,000

The excess of the purchase price over the fair value of the net assets acquired, amounting to $10,447,735, was recorded as goodwill on the consolidated balance sheet. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated
	Useful Life	Estimated
	(Years)	Fair Value

Distribution agreement	20	$5,050,000
Grower relationships	10	83,000
Technology/IP - germplasm	30	12,130,000
Technology/IP - seed varieties	15	4,780,000
Total identifiable intangible assets		$22,043,000

The Company incurred $1,145,064 of acquisition costs associated with the Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations.

In the transaction, DuPont Pioneer retained ownership of its GMO (genetically modified) alfalfa germplasm and related intellectual property assets, as well as the right to develop new GMO-traited alfalfa germplasm. The retained GMO germplasm assets incorporate certain GMO traits that are licensed to DuPont Pioneer from third parties (the "Third Party GMO Traits"). The Company was interested in acquiring the GMO assets as well, and DuPont Pioneer was interested in selling those assets, but terms could not be agreed-upon, in part because of the need for agreements with the third parties from whom the Third Party GMO Traits are licensed. .

The agreements related to the Pioneer Acquisition provide that both the Company and DuPont Pioneer will work towards obtaining the necessary consents from and agreements with third parties such that the GMO assets can be transferred from DuPont Pioneer to the Company. If such consents and agreements are obtained before November 30, 2017, the Company has committed to buy and DuPont Pioneer has committed to sell the GMO assets at a price of $7,000,000 on or before December 29, 2017.

The following unaudited pro forma financial information presents results as if the Pioneer Acquisition occurred on July 1, 2013.

	Six Months Ended
	December 31,
(Unaudited)	2014	2013
Revenue	$36,918,796	$32,790,618
Net income (loss)	$462,305	$(874,819)

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) the elimination of acquisition-related charges of $1,145,064; (iv) amortization of acquired intangibles of $491,900; (v) depreciation of acquired property, plant and equipment of $250,000; (vi) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $2,078,837; (vii) additional interest expense of $150,000 for the promissory included in total consideration for the acquisition; and viii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 32.7%.

The primary adjustments for the six months ended December 31, 2013 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $491,900; (iv) depreciation of acquired property, plant and equipment of $250,000; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $2,954,544; (vi) additional interest expense of $150,000 for the promissory included in total consideration for the acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 41.4%.

NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	June 30, 2014
Intellectual property	$6,379,934	$-	$(324,631)	$191,269	$6,246,572
Trade name	1,597,150	-	(85,342)	10,056	1,521,864
Technology/IP	1,162,027	-	(118,960)	-	1,043,067
Non-compete	602,164	-	(137,595)	7,199	471,768
GI customer list	107,459	-	(7,164)	-	100,295
Grower relationships	2,802,756	-	(142,613)	84,021	2,744,164
Supply agreement	1,455,943	-	(75,632)	-	1,380,311
Customer relationships	1,133,402	-	(59,955)	9,283	1,082,730
	$15,240,835	$-	$(951,892)	$301,828	$14,590,771

	Balance at			Foreign Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	December 31, 2014
Intellectual property	$6,246,572	$-	$(157,502)	$(824,342)	$5,264,728
Trade name	1,521,864	-	(42,419)	(43,345)	1,436,100
Technology/IP	1,043,067	-	(59,480)	-	983,587
Non-compete	471,768	-	(67,922)	(28,107)	375,739
GI customer list	100,295	-	(3,582)	-	96,713
Grower relationships	2,744,164	83,000	(69,195)	(362,139)	2,395,830
Supply agreement	1,380,311	-	(37,816)	-	1,342,495
Customer relationships	1,082,730	-	(29,744)	(40,003)	1,012,983
Distribution agreement	-	5,050,000	-	-	5,050,000
Technology/IP - germplasm	-	12,130,000	-	-	12,130,000
Technology/IP - seed varieties	-	4,780,000	-	-	4,780,000
	$14,590,771	$22,043,000	$(467,660)	$(1,297,937)	$34,868,174

Amortization expense totaled $228,468 and $239,466 for the three months ended December 31, 2014 and 2013, respectively. Amortization expense totaled $467,660 and $477,025 for the six months ended December 31, 2014 and 2013, respectively. Estimated aggregate remaining amortization is as follows:

	2015	2016	2017	2018	2019
Amortization expense	$973,387	$1,932,946	$1,924,302	$1,924,302	$1,924,302

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2014	2014

Land and improvements	$8,944,031	$7,698,811
Buildings and improvements	5,062,712	2,095,362
Machinery and equipment	3,355,674	1,397,288
Vehicles	922,806	332,714
Construction in progress	593,115	44,080
Total property, plant and equipment	18,878,338	11,568,255

Less: accumulated depreciation	(1,370,874)	(1,211,446)

Property, plant and equipment, net	$17,507,464	$10,356,809

Depreciation expense totaled $82,084 and $77,868 for the three months ended December 31, 2014 and 2013, respectively. Depreciation expense totaled $162,651 and $154,763 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 6 - DEBT

Total debts outstanding, excluding convertible debt addressed in Note 7, are presented on the balance sheet as follows:

	December 31, 2014	June 30, 2014
Working capital lines of credit
Wells Fargo	$8,900,000	$8,305,235
National Australia Bank Limited	4,406,987	7,583,405
Total working capital lines of credit	13,306,987	15,888,640

Current portion of long-term debt
Term loan - Wells Fargo	104,594	159,030
Term loan - Ally	8,863	8,734
Unsecured subordinate promissory note - related party	100,000	100,000
Total current portion	213,457	267,764

Long-term debt, less current portion
Term loan - Wells Fargo	2,167,851	2,220,803
Term loan - Ally	20,120	24,584
Unsecured subordinate promissory note - related party	200,000	300,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Promissory note - DuPont Pioneer	10,000,000	-
Debt discount - SGI	(66,614)	(92,756)
Total long-term portion	14,321,357	4,452,631
Total debt	$14,534,814	$4,720,395

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

On February 21, 2014, the Company entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance the Company's outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either at (i) a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

Upon the occurrence of an event of default, as defined under the credit agreement for each of the New Facilities (collectively, the "Credit Agreements"), the principal balance due under the Facilities will thereafter bear interest at a rate per annum that is 4% above the interest rate that is otherwise in effect under the Facilities. The Credit Agreements contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit Wells Fargo to accelerate the Company's outstanding obligations under the New Facilities, all as set forth in the Credit Agreements and related documents. The Credit Agreements restrict stock repurchases by the Company in any one year to $200,000; however, in October 2014, Wells Fargo agreed to increase the annual limit of stock repurchases to $2.0 million. The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30 million, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of December 31, 2014, the Company did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. The Company received a letter from Wells Fargo waiving this covenant for the December 31, 2014 reporting period. The Company is in compliance with all other debt covenants at December 31, 2014.

As consideration for the Ex-Im Revolver, the Company was required to pay a one-time, non-refundable commitment fee of $100,000 to Wells Fargo. Pursuant to the terms of a Borrower Agreement between the Company and the Export-Import Bank of the United States (the "Ex-Im Bank"), the Ex-Im Bank agrees to guarantee 90% of amounts outstanding and owing under the Ex-Im Revolver. The Borrower Agreement includes prohibitions against the use of Ex-Im Revolver loan proceeds for certain purposes, including, but not limited to, the following: (i) servicing any of the Company's pre-existing or future indebtedness unless approved by the Ex-Im Bank in writing; (ii) acquiring fixed assets or capital assets for use in the Company's business; (iii) acquiring, equipping or renting commercial space outside of the United States; and (iv) paying the salaries of non-U.S. citizens or non-U.S. permanent residents who are located outside of the United States, or in connection with a retainage or warranty unless approved by the Ex-Im Bank in writing. The Borrower Agreement also requires the Company to comply with certain minimum security requirements and related borrowing base limitations, including that the export-related borrowing base equal or exceeds the aggregate outstanding amount of loan disbursements.

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note will accrue interest at a rate per annum equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest will be payable in five annual installments, in arrears, commencing on October 1, 2013, and on each succeeding anniversary thereof through and including the Maturity Date (each, a "Payment Date") and on the Maturity Date. Amortizing payments of the principal of $100,000 will also be made on each Payment Date, with any remaining outstanding principal and accrued interest payable on the Maturity Date. The outstanding balance on the IVS note was $300,000 at December 31, 2014.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $13,107 and $26,143 for the three and six months ended December 31, 2014, respectively. Accretion of the debt discount was charged to interest expense.

On December 31, 2014 the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of US $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017 (the "Pioneer Maturity Date"). The Pioneer Note will accrue interest at 3% per annum. Interest will be payable in three annual installments, in arrears, commencing on December 31, 2015, and on each succeeding anniversary thereof through and including the Pioneer Maturity Date. The principal balance remains outstanding until maturity on December 31, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on February 28, 2015 (the "NAB Facility Agreement"), and as of December 31, 2014, $4.4 million was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translated to USD $799,288 at December 31, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $5,500,000 combined limit which translated to USD $4,485,800 at December 31, 2014).  The market rate facility is to be reduced in stages according to the following schedule: AUD $7,000,000 by October 31, 2014; AUD $6,000,000 by November 30, 2014; and AUD $5,500,000 by December 31, 2014. SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period--an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.35% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at December 31, 2014.

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

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2015	$82,183
2016	2,162,591
2017	178,475
2018	10,219,052
2019	116,150
Thereafter	1,776,363
Total	$14,534,814

NOTE 7 - SENIOR CONVERTIBLE NOTES AND WARRANTS

On December 31, 2014, the Company consummated the sale of senior secured convertible debentures (the "Debentures") and common stock purchase warrants (the "Warrants") to various institutional investors ("Investors") pursuant to the terms of a securities purchase agreement among the Company and the Investors. At closing, the Company received $27,000,000 in gross proceeds. Offering expenses of $1,726,543 attributed to the Debentures were recorded as deferred financing fees and capitalized on the consolidated balance sheet and offering expenses of $382,952 attributed derivative warrants were expensed to the statement of operations. The net proceeds were paid directly to DuPont Pioneer in partial consideration for the purchase of certain Pioneer assets, the closing for which also took place on December 31, 2014. See Note 4 for further discussion on the Pioneer Acquisition.

Debentures

The Debentures are due and payable on November 30, 2017, unless earlier converted or redeemed. The Debentures bear interest on the aggregate unconverted and then outstanding principal amount at 8% per annum, payable in arrears monthly beginning February 2, 2015. Commencing on the occurrence of any Event of Default (as defined in the Debentures) that results in the eventual acceleration of the Debentures, the interest rate will increase to 18% per annum. The monthly interest is payable in cash, or in any combination of cash or shares of the Company's common stock at the Company's option, provided certain "equity conditions" defined in the Debentures are satisfied. Beginning on July 1, 2015, the Company is required to make monthly payments of principal as well, payable in cash or any combination of cash or shares of its common stock at the Company's option, provided all of the applicable equity conditions are satisfied. The Debentures contain certain rights of acceleration and deferral at the holder's option in the event a principal payment is to be made in stock and contains certain limited acceleration rights of the Company, if it has elected to redeem in cash and provided certain conditions are satisfied.

The Debentures provide for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption is required in the event of certain real estate sales and otherwise is optional. The Company may otherwise redeem the Debentures before maturity upon payment of the optional redemption price, which is equal to 120% of the sum of the principal amount of the Debentures, all accrued and unpaid interest, all other interest that would accrue if the Debentures were held to maturity and any unpaid liquidated damages that may be assessed under any of the transaction documents, including the Securities Purchase Agreement, the Registration Rights Agreement and the Warrants. The Debentures are convertible, at the holder's option, into the Company's common stock at an initial conversion price of $5.00, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If, on September 30, 2015, the conversion price of $5.00 exceeds the arithmetic average of the 10 lowest VWAPs of the common stock during the 20 consecutive trading days ending on the trading day that is immediately prior to September 30, 2015 the conversion price will adjust to that arithmetic average but in no event will the price be reset below $4.15 (as adjusted for any stock dividends, stock split, stock combination, reclassification or similar transaction occurring after December 30, 2014). The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

The Debentures are the Company's senior secured obligations, subject only to certain secured obligations of Wells Fargo and DuPont Pioneer (limited to a purchase money security interest in the purchased assets). The rights of Wells Fargo, DuPont Pioneer and the holders of the Debentures are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the Debentures.

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of common stock. The Warrants are exercisable beginning June 30, 2015 and expire on June 30, 2020, unless earlier redeemed. The Warrants are initially exercisable at an exercise price equal to $5.00, subject to adjustment for stock splits, combinations or similar recapitalization events. If, on September 30, 2015, the exercise price then in effective exceeds the arithmetic average of the 10 lowest VWAPs of the Company's common stock during the 20 consecutive trading days ending on the trading day that is immediately prior to September 30, 2015 then the exercise price for the Warrants will be reset to that arithmetic average, but in no event will the reset price fall below $4.15 (as adjusted for any stock dividends, stock split, stock combination, reclassification or similar transaction occurring after December 30, 2014). In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time after July 1, 2015, provided that (i) all equity conditions set forth in the Warrant have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

The aggregate gross proceeds of $27,000,000 were allocated between the Debentures and the Warrants. Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. The Warrants were valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5.5 years, (ii) volatility of 53.4%, (iii) risk-free interest rate of 1.65%, and (iv) dividend rate of zero. The exercise price re-set feature was captured within the Monte-Carlo simulation by creating a series of stock price paths and examining whether or not the simulated stock price was less than the original stated exercise price. If the simulated value was less, the exercise price was adjusted downward using the formula per the warrant purchase agreement. If the simulated stock price was higher, the exercise price remained set at the originally stated exercise price.

The remaining $22,138,000 of proceeds was allocated to the Debentures. The difference between the initial amount allocated to the Debentures and the face value will be amortized over the term of the Debentures using the effective interest method. In addition, debt issuance costs totaling $1,726,543 are being amortized over the term of the Debentures using the effective interest method.

While the conversion feature of the Debentures does not require separate accounting as either a derivative or an equity component, the potential reset of the conversion price on September 30, 2015 creates a contingent beneficial conversion feature. If the conversion price is adjusted at September 30, 2015 to a price less than $4.88 per share, a beneficial conversion feature will be recognized at that time, up to a maximum of approximately $3,900,000 if the conversion price resets to $4.15 per share. Any beneficial conversion feature recognized will reduce the recognized value of the debt and be treated as additional debt discount, which will be accreted to interest expense over the remaining term of the Debentures.

Fiscal Year	Amount

2015	$-
2016	11,172,414
2017	11,172,414
2018	4,655,172
2019	-
Thereafter	-
Total	$27,000,000

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

In October 2014, the Company issued 9,354 shares for the settlement of RSU's which vested on October 1, 2014. The shares issued to settle the vested RSU's were net of the required minimum employee payroll tax withholdings of $16,167 paid by the Company.

The Company re-purchased 25,000 shares of common stock for $134,196 during the year ended June 30, 2014 pursuant to its previously announced share repurchase program.

On December 31, 2014, the Company sold 1,294,000 unregistered shares of its common stock for $3.60 per share, to one accredited investor. The Company received total proceeds, net of fees and expenses, of $4,236,943.

The following table summarizes the warrants outstanding at December 31, 2014:

	Issue	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,421,000	$11.00	May 2015
Underwriter warrants - units	May 2010	119,000	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017
Warrants	Dec 2014	2,699,999	$5.00	Jun 2020
		4,289,999

The Company is authorized to issue up to 50,000,000 shares of its $0.001 par value common stock. At December 31, 2014, there were 12,977,801 shares issued and 12,952,801 shares outstanding. At June 30, 2014, there were 11,665,093 shares issued and 11,640,093 shares outstanding.

See Note 12 for discussion on equity-based compensation.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $3.1 million at December 31, 2014 and maturities range from January 2015 to April 2015.

The Company records an asset or liability on the balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $159,326 at December 31, 2014 compared to a foreign currency contract asset of $627 at June 30, 2014. The Company recorded a loss on foreign exchange contracts of $289,754 and $329,463, which is reflected in cost of revenue for the three and six months ended December 31, 2014. The Company recorded a gain on foreign exchange contracts of $19,675 and $111,194 during the three and six months ended December 31, 2013, which is reflected in cost of revenue.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

In the Pioneer Acquisition, DuPont Pioneer retained ownership of its GMO (genetically modified) alfalfa germplasm and related intellectual property assets, as well as the right to develop new GMO-traited alfalfa germplasm. The retained GMO germplasm assets incorporate certain GMO traits that are licensed to DuPont Pioneer from third parties (the "Third Party GMO Traits").

Pursuant to the terms of the Asset Purchase and Sale Agreement for the Pioneer Acquisition, if required third party consents are received prior to November 30, 2017 and subject to the satisfaction of certain other conditions specified in the Asset Purchase and Sale Agreement, either the Company or DuPont Pioneer has the right to enter into (and require the other party to enter into) on December 29, 2017 (or such earlier date as the parties agree) a proposed form of asset purchase and sale agreement, as the same may be updated in accordance with the terms of the Asset Purchase and Sale Agreement, pursuant to which Company would acquire additional GMO germplasm varieties and other related assets from DuPont Pioneer for a purchase price of $7,000,000.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 11 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, a member of the Company's Board of Directors, has a non-controlling ownership interest in Triangle T Partners, LLC ("TTP") and served as a member of its Board of Managers until his resignation in December 2012.

The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by S&W during the first quarter of fiscal 2015 and 2014. In addition, the Company purchased alfalfa seed from TTP during such periods. The Company incurred $0 and $78,634 of charges from TTP for its services and costs in connection with farming operations and seed purchases during the three and six months ended December 31, 2014, respectively.

The Company incurred $0 and $98,765 of charges from TTP for its services and costs in connection with farming operations during the three and six months ended December 31, 2013, respectively.

Amounts due to TTP totaled $0 at December 31, 2014 and $100,500 at June 30, 2014, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the Company will have the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $5,494,366 to IVM during the six months ended December 31, 2014. Total amounts due to IVM totaled $1,675,705 and $651,611 at December 31, 2014 and June 30, 2014, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms (BF). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. For the fourth quarter of fiscal 2014 and the first six months of fiscal 2015, the Company purchased a total of $31,581 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $106,025 at December 31, 2014 and $373,341 at June 30, 2014.

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

Beginning with the quarter ended December 31, 2014, the Company began utilizing a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares to estimate the fair value of employee options grants. The fair value of grants issued prior to the quarter ended December 31, 2014 were estimated using a lattice model. The weighted average assumptions used in the Black-Scholes-Merton model were: (i) 1.4% - 1.5% risk free rate of interest; (ii) 0% dividend yield; (iii) 50.8% volatility of common stock; and (iv) 5.2% - 14.9% forfeitures.

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the six months ended December 31, 2014, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant.

A summary of stock option activity for the year ended June 30, 2014 and six months ended December 31, 2014 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2013	827,000	$4.74	2.8
Granted	270,000	6.44	4.5
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.6
Outstanding at June 30, 2014	1,087,000	5.17	2.5
Granted	227,197	3.89	9.9
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2014	1,314,197	4.95	2.7
Options vested and exercisable at December 31, 2014	904,210	$4.89	1.5

The weighted average grant date fair value of options granted and outstanding at December 31, 2014 was $1.22. At December 31, 2014, the Company had $510,132 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $36,766 and $36,500 of stock-based compensation expense associated with this grant during the three months ended December 31, 2014 and 2013, respectively. The Company recorded $73,266 and $73,000 of stock-based compensation expense associated with this grant during the six months ended December 31, 2014 and 2013, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Six Months Ended December 31, 2014
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	24,332	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	24,332	$6.00	0.3

At December 31, 2014, the Company had $51,075 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 0.3 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vested on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $145,423 and $145,511 of stock-based compensation expense associated with this grant during the three months ended December 31, 2014 and 2013, respectively. The Company recorded $290,934 and $291,022 of stock-based compensation expense associated with this grant during the six months ended December 31, 2014 and 2013, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Six Months Ended December 31, 2014
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	191,336	$10.66	-
Granted	-	-	-
Vested	(27,332)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	164,004	$10.66	2.8

At December 31, 2014, the Company had $1,589,637 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.75 years.

At December 31, 2014 there were 158,049 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2014 and 2013 totaled $228,063 and $222,469, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2014 and 2013 totaled $447,075 and $437,495, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Statements of Cash Flows for non-cash activities during the six months ended December 31, 2014 and 2013, respectively.

	Six Months Ended
	December 31,
	2014	2013
Net assets acquired in business acquisitions	$12,200,000	$-
Debt discount from warranty liability	4,862,000	-
(Increase) decrease in non-cash net assets of subsidiary due to foreign currency translation gain (loss)	(2,586,183)	(607,532)

NOTE 14 - SUBSEQUENT EVENTS

In January 2015, the Company entered into agreements to sell 759 acres of farmland in Calipatria, California, as well as 30 acres of farmland in Five Points, California, for $7.3 million combined. Concurrently, the Company signed an agreement with the purchaser of the Calipatria farmland for continued alfalfa seed production of the Company's proprietary alfalfa seed varieties on a contracted basis. Following the repayment of the existing $2.3 million Wells Fargo mortgage on the Calipatria farmland, the Company will utilize the remaining proceeds to prepay $5.0 million of the convertible debentures recently issued in connection with the Company's acquisition of DuPont Pioneer's alfalfa seed production and research assets.

The farmland sales are expected to close during the Company's third quarter ending March 31, 2015. The Company will receive net cash proceeds from the farmland sales of approximately $5.0 million following the repayment of the existing $2.3 million Wells Fargo mortgage on the Calipatria farmland. As discussed in Note 2, the Company recorded an impairment charge of $500,198 during the quarter ended December 31, 2014, as the carrying value of these assets was deemed in excess of net realizable value.

In January 2015, the Company issued 8,674 shares for the settlement of RSU's which vested on January 1, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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
  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
  other risks that are described herein including but not limited to the items discussed in "Risk Factors" below, and that are otherwise described or updated from time to time in our filings with the SEC, including our Registration Statement on Form S-3 filed on January 30, 2015 and any amendments or supplements thereto, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part II, Item 1A. "Risk Factors" of this Report.

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

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are the leading producer of warm climate (non-dormant), high-yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer"), a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, provides us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. In addition to alfalfa seed production and sales, which is our core business, we also offer seed cleaning and processing for other seed manufacturers and conduct an ongoing stevia breeding program. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009 in Delaware, having bought out the former partners between June 2008 and May 2010, and reincorporated as a Nevada corporation in December 2011.

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

  acquiring the customer list of our primary international distributor of alfalfa seed;

  entering into the dormant alfalfa seed market via the acquisition of a portfolio of dormant germplasm in August 2012;

  entering into production of non-GMO seed in the Imperial Valley, California by purchasing farmland and acquiring Imperial Valley Seeds, Inc. ("IVS") in October 2012;

  entering into production of non-GMO seed in Southern Australia by acquiring the dominant local producer, Seed Genetics International Pty Ltd ("SGI") in April 2013; and

  acquiring alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm, from DuPont Pioneer, thereby expanding our initial entrance into the dormant alfalfa seed market that began in 2012.

We believe our 2013 combination with SGI created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the completion of the Pioneer Acquisition, we believe we have become the global leader in alfalfa seed, with research and development, production and distribution capabilities. Our operations span the world's alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, five other US states, Australia and three provinces in Canada. We now sell our seed products in more than 25 countries around the globe.

We fulfill our seed requirements by contracting with farmers in the San Joaquin and Imperial Valleys of California, and Southern Australia, and from the Pioneer Acquisition, we have gained additional locations primarily in Idaho, California, eastern Oregon and Washington as well as other western states and Alberta, Canada. We also produce some of our seed directly by farming acreage we have leased or purchased in California. While we expect to sell much of our farmland before the end of our third fiscal quarter, we will continue to farm the leased acreage. Once our seed is processed and bagged at our facility in California, at the facilities of third party processors in Southern Australia or, in future periods, at our newly-acquired facility in Nampa, Idaho, the majority of it is marketed and sold as certified seed to agribusiness firms and farmers throughout the world for the growing of alfalfa hay.

Our principal business is subject to uncertainty caused by various factors, which include but are not limited to the following: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can impact our ability to produce seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops due to a decline in the dairy industry (and corresponding decline in demand for alfalfa hay) or to plant crops with greater profit margins and in either case, resulting in smaller quantities of our seed being purchased; (iii) farmers may choose to convert their alfalfa hay crops to non-certified common seed resulting in an overabundance of non-certified seed entering the market and driving down the overall market price for alfalfa seed, including the market for certified alfalfa seed; (iv) the risks of internally farmed operations such as adverse agronomic decisions, weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control; and (v) the risks of doing business internationally following our acquisition of SGI and Pioneer. As a result of these factors and others, our revenue and margins can be difficult to project.

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

We primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers, and in some international markets, we sell directly. Our ability to sell both domestically and internationally can help to counteract a downturn in a particular market, although we cannot entirely safeguard against downturns occurring both domestically and internationally in the same year. This has occurred in the past, such as we experienced in 2011, and could occur in the future, with an expected negative impact on our sales. Most recently, in fiscal 2014, a surplus of less expensive Australian seed had a negative impact on the market. Australian growers are typically able to produce seed at a lower cost, which in the case of strong overall supply, can result in downward pricing across the market. This downward pressure on pricing resulted in some of our competitors selling into some of our other international markets, such as the Middle East and North Africa, at discounted prices in order to gain market share in those regions. We have to be constantly cognizant of these shifting market factors as they can impact our markets in parts of the world other than in the region in which the development first arose. We plan to continue to expand our served markets and therefore minimize the risks associated with any specific geographic market.

Our alfalfa seed business is seasonal, and historical sales prior to the acquisition of SGI were concentrated in the first six months of our fiscal year (July through December). The acquisition of SGI in April 2013 provided us with a geographically diversified and year-round production cycle, allowing us to carry sufficient levels of inventory throughout the year to respond to customer demands in a more consistent manner. In future periods, when our results will include the impact of the Pioneer Acquisition, we expect that our first fiscal quarter will reflect our lowest percentage of sales and our third and fourth quarters will be our most significant sales quarters. This will likely mitigate (at least in part) the seasonality of our business.

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

We are still uncertain as to the extent to which Roundup Ready® alfalfa might negatively impact our business, if at all. Moreover, the lack of regulations regarding field isolation could raise concerns about the adventitious presence of GMO material in our non-GMO seed. In fiscal 2012, the first year in which Roundup Ready® alfalfa was planted in the San Joaquin Valley, the presence of GMO traits in our fields was discovered. In fiscal 2013, the number of lots of our seed that tested positive for the adventitious presence of GMO was greater than in fiscal 2012. The preliminary testing results for our most recent harvest suggest that less than 1% of our estimated annual global production and sourced seed for fiscal 2014 will contain GMO material. Maintaining the integrity of our seed is critical to us as a large majority of our customers are located within regions, including MENA that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock in the San Joaquin Valley. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into MENA and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate adventitious presence of GMO in our seed production, there are no assurances that we would be able to achieve export sales to MENA and other non-GMO locations at the same levels as we achieved before the adventitious presence of GMO.

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed to certain regions of the world where GMO alfalfa seed is approved; however, we are still conducting field trials on performance. Commercial production acreage was planted in the fall of 2014 for our first commercial harvest. Once testing results have been approved by Monsanto, sales could commence as early as the fall of 2015 but may not start until the fall of 2016. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

In fiscal 2010, we laid the groundwork for the commercial production of stevia in California's Central Valley by conducting trials on various samples of stevia material. We planted our first small-scale commercial crop of stevia in May and June 2011 and completed the first harvest and its first small-scale shipment of dried stevia leaf under a previously signed supply agreement during the second quarter of fiscal 2012. In May 2013, as the result of a stevia crop loss, we determined to shift the focus of our stevia program away from commercial production and towards further research and development of the stevia plant lines and breeding of improved varieties of stevia. We recorded a one-time crop loss on stevia totaling $2,333,123 for the year ended June 30, 2013.

In our breeding program, we have identified stevia plant lines containing high overall steviol glycosides, including rebaudioside A ("Reb A"), stevioside, Reb B and Reb C. These plants have also been selected for their improved taste, production and hardiness. We have conducted extensive HPLC sample testing of stevia plants under development and have made further selections and crosses of these plants this season based upon test results. Selections so made are currently in multiple field trials. We filed two patent applications during the quarter ended December 31, 2014.

Results of Operations

Three months ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2014 was $13,793,766 compared to $11,460,197 for the three months ended December 31, 2013. The $2,333,569, or 20%, increase in revenue during the quarter was driven primarily by an increase in shipments to the Middle East as we began to see recovery from the market surplus of low priced 2013 Australian crop that has negatively impacted sales in recent quarters.

Sales direct to international customers represented 87% and 74% of revenue during the three months ended December 31, 2014 and 2013, respectively. Domestic revenue accounted for 13% and 26% of our total revenue for the three months ended December 31, 2014 and 2013, respectively.

Cost of revenue of $11,832,557 in the three months ended December 31, 2014 was 85.8% of revenue, while the cost of revenue of $9,082,367 in the three months ended December 31, 2013 was 79.3% of revenue.

Total gross profit margins for the current quarter totaled 14.2% versus 20.7% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to certain non-recurring losses incurred in our farming operations and a change in sales mix for the quarter that resulted in an increased percentage of lower price point and slower moving seed sold and a corresponding lower concentration of our highest margin products sold. We incurred losses of approximately $270,000 in connection with the farming of various non-seed crops, including hay, sorghum and triticale, primarily utilized for land reclamation in preparation for isolating future GMO production fields. Excluding the effects of non-seed farming related losses, gross margins during the second quarter were 16.2%. While there will continue to be quarterly fluctuations in gross profit margins based on product sales mix, we anticipate improved gross margins for the remainder of fiscal year 2015 due to pricing strength that appears to be taking hold within certain end markets, a change in sales mix to higher-margin products and gross margin contributions from the operations acquired from DuPont Pioneer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2014 totaled $3,000,201 compared to $1,471,041 for the three months ended December 31, 2013. The $1,529,160 increase in SG&A expense versus the prior year was primarily due to non-recurring transaction expenses of approximately $1,145,000 incurred during the quarter and an increase in professional fees. As a percentage of revenue, SG&A expenses were 22% in the current period compared to 13% in the three months ended December 31, 2013. Beginning in the third quarter of fiscal 2015, we expect quarterly SG&A to total approximately $2.1 - $2.2 million per quarter.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended December 31, 2014 totaled $208,480 compared to $246,449 in the comparable period in the prior year. R&D expenses decreased $37,969 or 15.4% from the comparable period of the prior year. The Company expects R&D expenses to increase approximately $425,000 per quarter with the Pioneer Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2014 was $310,552 compared to $317,334 for the three months ended December 31, 2013. Included in the amount was amortization expense for intangible assets, which totaled $228,468 in the current quarter and $239,467 in the comparable period of the prior year. Depreciation and amortization expense in the quarter was not impacted by the Pioneer Acquisition consummated on December 31, 2014. Beginning in the third quarter of fiscal 2015, we expect quarterly depreciation expense and amortization expense to increase approximately $125,000 and $245,950, respectively.

Impairment Expense

We recorded an impairment charge of $500,198 during the quarter ended December 31, 2014, as the carrying value of certain farmland related assets was deemed in excess of net realizable value. These farmland assets are expected to be sold in the third quarter of fiscal 2015.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $35,148 for the three months ended December 31, 2014 compared to $24,343 for the comparable period of the prior fiscal year. The foreign currency gains and losses are associated with SGI, our wholly owned subsidiary in Australia.

Interest Expense, Net

Interest expense, net during the three months ended December 31, 2014 totaled $187,742 compared to $122,571 for the three months ended December 31, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and on the credit facility with Wells Fargo. The increase in interest expense is due to the higher levels of working capital resulting in additional borrowings on the working capital facilities.

Income Tax Expense (Benefit)

Income tax benefit totaled $738,452 for the three months ended December 31, 2014 compared to income tax expense of $85,960 for the three months ended December 31, 2013. Our effective tax rate was 32.4% in the current quarter versus 43.8% in the three months ended December 31, 2013.

Net Income (Loss)

We had a net loss of $1,542,660 for the three months ended December 31, 2014 compared to net income of $110,132 for the three months ended December 31, 2013. The decrease in profitability was attributable primarily to the reduction in gross profits recorded during the current fiscal quarter, coupled with the non-recurring transaction costs and impairment expense, as discussed above. The net loss per basic and diluted common share for the current quarter was $(0.13), compared to net income per basic and diluted common share of $0.01 for the three months ended December 31, 2013.

Six months ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2014 was $21,957,999 compared to $23,838,783 for the six months ended December 31, 2013. The $1,880,784, or 8%, decrease in revenue for the six months ended December 31, 2014 was primarily driven by a reduction of sales orders from our customers as their respective regions work through increased volumes of lower priced seed from the 2013 Australian harvest as well as the impact from the economic crisis in the Argentine market, which has largely been an inactive market for us during the past 15 months.

Sales direct to international customers represented 87% and 80% of revenue during the six months ended December 31, 2014 and 2013, respectively. Domestic revenue accounted for 13% and 20% of our total revenue for the six months ended December 31, 2014 and 2013, respectively.

Cost of revenue of $18,682,998 in the six months ended December 31, 2014 was 85% of revenue, while the cost of revenue of $19,153,374 in the six months ended December 31, 2013 was 80% of revenue. The dollar decrease in cost of revenue for the six months ended December 31, 2014 was primarily attributable to the decrease in revenue described above.

Total gross profit margins for six months ended December 31, 2014 totaled 14.9% versus 19.7% in the comparable period of the prior year. The decrease in gross profit margins can be attributed to certain non-recurring losses incurred in our farming operations and a change in sales mix for the period which resulted in an increased percentage of lower price point and slower moving seed sold and a corresponding lower concentration of our highest margin products sold. The Company incurred losses of approximately $270,000 in connection with the farming of various non-seed crops, including hay, sorghum and triticale, primarily utilized for land reclamation in preparation for isolating GMO production fields. Excluding the effects of non-seed farming related losses, gross margins during the six months ended December 31, 2014 were 16.1%. While there will continue to be quarterly fluctuations in gross profit margins based on product sales mix, the Company anticipates improved gross margins for the remainder of fiscal year 2015 due to pricing strength that appears to be taking hold within certain end markets, a change in sales mix to higher-margin products, and gross margin contributions from the operations acquired from DuPont Pioneer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 2014 totaled $4,788,628 compared to $3,065,243 for the six months ended December 31, 2013. The $1,723,385 increase in SG&A expense versus the prior year was primarily due to the non-recurring transaction expenses of approximately $1,145,000, and an increase in legal and other miscellaneous expenses. As a percentage of revenue, SG&A expenses were 22% in the current period compared to 13% in the six months ended December 31, 2013. Beginning in the third quarter of fiscal 2015, we expect quarterly SG&A to total approximately $2.1 - $2.2 million per quarter.

Research and Development Expenses

Research and development expenses ("R&D") for the six months ended December 31, 2014 totaled $431,838 compared to $480,088 in the comparable period in the prior year. R&D expenses decreased $48,250 or 10% from the comparable period of the prior year. The Company expects R&D expenses to increase approximately $425,000 per quarter with the Pioneer Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2014 was $630,311 compared to $631,788 for the six months ended December 31, 2013. Included in the amount was amortization expense for intangible assets, which totaled $467,658 in the six months ended December 31, 2014 and $477,028 in the comparable period of the prior year. Depreciation and amortization expense during the six months ended December 31, 2015 was not impacted by the Pioneer Acquisition consummated on December 31, 2014. Beginning in the third quarter of fiscal 2015, we expect quarterly depreciation expense and amortization expense to increase approximately $125,000 and $245,950, respectively.

Impairment Expense

We recorded an impairment charge of $500,198 during the six months ended December 31, 2014, as the carrying value of certain farmland related assets was deemed in excess of net realizable value. These farmland assets are being sold in the third quarter of fiscal 2015.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $82,889 for the first six months of the current fiscal year compared to a gain of $30,198 for the comparable period of the prior fiscal year. The foreign currency gains and losses are associated with SGI, our wholly owned subsidiary in Australia.

Interest Expense, Net

Interest expense, net during the six months ended December 31, 2014 totaled $434,392 compared to $280,125 for the six months ended December 31, 2013. Interest expense primarily consisted of interest incurred on the SGI's credit facility with NAB and on the credit facility with Wells Fargo. The increase in interest expense is due to the higher levels of working capital resulting in additional borrowings on the working capital facilities.

With the recently issued convertible debentures and seller note to DuPont Pioneer, we estimate that there will be incremental cash interest expense this fiscal year of approximately $1.1 million. In addition to the cash interest expense, we expect to incur non-cash interest expenses of approximately $2.4 million in fiscal '15 relating to the accretion of the debt discount associated with the derivative warrant liabilities and amortization of debt issuance costs.

Income Tax Expense (Benefit)

Income tax benefit totaled $1,176,279 for the six months ended December 31, 2014 compared to income tax expense of $107,022 for the six months ended December 31, 2013. The Company's effective tax rate was 32.7% in the current quarter versus 41.4% in the three months ended December 31, 2013.

Net Income (Loss)

We had a net loss of $2,416,976 for the six months ended December 31, 2014 compared to net income of $151,341 for the six months ended December 31, 2013. The decrease in profitability was attributable primarily to the erosion in gross profit margins coupled with the non-recurring transactions costs and impairment charge. The net loss per basic and diluted common share for the six months ended December 31, 2014 was $(0.21), compared to net income per basic and diluted common share of $0.01 for the six months ended December 31, 2013.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically paid our California contracted growers progressively, starting in the second quarter. In fiscal 2015, we paid our California growers approximately 50% in October 2014, and the remaining 50% will be paid in February 2015. SGI, our Australian-based subsidiary, has a production cycle that is counter cyclical to North America; however, it also puts a greater demand on our working capital and working capital requirements during the second, third and fourth quarters based on timing of payments to growers in second through fourth quarters. The grower base acquired in recent Pioneer acquisition will be paid on a schedule similar to our historical North American grower base.  The timing of collection of receivables from DuPont Pioneer is defined in the distribution agreement with DuPont Pioneer, and consists of three installment payments, one in the second, third and fourth quarters, respectively. As a result of the acquisition, going forward we anticipate our working capital demands to be highest in second and third quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors and key customers, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors and customers, which varied significantly from year to year. Our future revenues and cash collections pertaining to the new production and distribution agreements with DuPont Pioneer will provide us with greater predictability as sales to DuPont Pioneer will be concentrated in our third and fourth quarters and payments will be received in three installments over the November to mid-April time period.

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

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our securities and credit facilities from financial institutions, both in California and South Australia.

We raised an aggregate of $31,658,400 in two separate private placements that closed on December 31, 2014.

In the first of these two financings, we sold 1,294,000 shares of our common stock at $3.60 for gross proceeds of $4,658,400 to one accredited investor in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On the same day, we also sold $27.0 million aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020 in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we are required to make monthly redemption payments, payable in cash or shares of common stock, provided all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option in the event a redemption payment is to be made in stock and contains certain limited acceleration rights of the company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provide for redemption of up to $5.0 million in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption is required in the event of certain real estate sales and otherwise is optional. The debentures are senior secured obligations, subject only to certain secured obligations of Wells Fargo Bank and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the Pioneer Acquisition). The rights of those secured creditors are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,109,500, yielding net proceeds of approximately $24,890,500. The net proceeds from these two financing transactions were used primarily to fund the cash portion of the purchase price of the Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

On December 31, 2014 in connection with the Pioneer Acquisition, we issued a secured promissory note (the "Note") payable by us to DuPont Pioneer in the initial principal amount of $10.0 million (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Note) of up to $5.0 million based on our sales under the distribution and production agreements entered into in connection with the Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The Note will accrue interest at a rate of 3% per annum, interest payable in three annual installments, in arrears, commencing on December 31, 2015. Our obligations under the Note are secured by certain of the assets purchased in the Pioneer Acquisition and are subject to the Intercreditor Agreement. The Note matures on December 31, 2017.

Since 2011, we have had an ongoing revolving credit facility agreement with Wells Fargo.

On February 21, 2014, we entered into our most recent credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4 million to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10 million for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before April 1, 2015. We are in discussions with Wells Fargo regarding an extension of these facilities and other financial institutions with respect to the replacement of the New Facilities at maturity. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment, subject to the Intercreditor Agreement entered into in connection with the sale of the debentures in December 2014. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30 million, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of December 31, 2014, we did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. We received a letter from Wells Fargo waiving this covenant for the December 31, 2014 reporting period. We are in compliance with all other debt covenants at December 31, 2014.

The outstanding balance on the Wells Fargo working capital facilities was $8.9 million at December 31, 2014.

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

In January 2015, we entered into agreements to sell 759 acres of farmland in Calipatria, California, as well as 30 acres of farmland in Five Points, California, for $7.3 million combined. Concurrently, we signed an agreement with the purchaser of the Calipatria farmland for continued alfalfa seed production of our proprietary alfalfa seed varieties on a contracted basis. Following the repayment of the existing $2.3 million Wells Fargo mortgage on the Calipatria farmland, we will utilize the remaining proceeds to prepay $5.0 million of the convertible debentures recently issued in connection with the Pioneer Acquisition.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). The current facility expires on February 28, 2015 (the "NAB Facility Agreement") and, as of December 31, 2014, $8.4 million was outstanding under this facility.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translates to USD $855,050 at December 31, 2014) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $9,000,000 combined limit which translated to USD $7,852,500 at December 31, 2014). The market rate facility was reduced in stages according to the following schedule: AUD $7,000,000 on October 31, 2014; AUD $6,000,000 on November 30, 2014; and AUD $5,500,000 on December 31, 2014.

SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period - an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 am Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility the customer margin is equal to 2.35% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility, 6.6% calculated daily; overseas bills purchased facility, 3.6% to 3.9% calculated daily; and overdraft facility, 7.6% calculated daily.

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

Effective April 21, 2014, we agreed to become the guarantor for the NAB Facility and thereby released the SGI's founders from their personal guarantees to NAB. Pursuant to the terms of the guarantee, in the event of a payment default by SGI and the NAB's exhaustion of all available remedies under the NAB Facility, we have agreed to pay all unpaid amounts due and owing from SGI to NAB under the NAB Facility up to AUD $10.0 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2014 and 2013:

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities	$3,987,627	$(12,217,572)
Cash flows from investing activities	(27,698,293)	(244,858)
Cash flows from financing activities	27,492,190	3,273,248
Effect of exchange rate changes on cash	(28,906)	(2,483)
Net increase (decrease) in cash	3,752,618	(9,191,665)
Cash and cash equivalents, beginning of period	1,167,503	11,781,074
Cash and cash equivalents, end of period	$4,920,121	$2,589,409

Operating Activities

For the six months ended December 31, 2014, operating activities provided $3,974,292 in cash. Decreases in accounts receivable and inventory balances of $7,071,072 and $4,838,843, respectively, where the largest drivers of the cash flow provided by operations, partially offset by a net loss adjusted for non-cash items of $630,640, a decrease in accounts payable (including related parties) of $5,101,148, and other working capital decreases of $2,203,835.

Investing Activities

The Pioneer Acquisition accounted for $27,000,000 of the cash used in investing activities during the six months ended December 31, 2014. The remaining $698,293 was used primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Financing Activities

Our financing activities during the six months ended December 31, 2014 consisted primarily of the debt and equity offerings concurrent with the Pioneer Acquisition. Net proceeds from debt offerings of $24,890,508 consisted of gross proceeds from convertible debentures of $27,000,000, less $1,726,000 of capitalized debt issuance costs and $382,952 of transaction fees related to the warrant derivatives. Net proceeds from the equity offering of $4,236,943 consisted of $4,658,400 in gross proceeds and $421,457 of related fees.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2014.

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

Stock-Based Compensation: We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee's requisite service period (generally the vesting period of the equity grant).

We account for equity instruments, including stock options issued to non-employees, in accordance with authoritative guidance for equity based payments to non-employees (FASB ASC 505-50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

Beginning with the quarter ended December 31, 2014, we adopted the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Our subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price, accordingly, inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and net income.

Recently Adopted and Recently Enacted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted the standard effective July 1, 2014. The adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K filed with the SEC on September 29, 2014, except as set forth below.

Risks Relating to the Private Placement of Debentures and Warrants

Our stockholders will have a reduced ownership and voting interest after issuance of the shares issuable upon conversion of the Debentures and exercise of the Warrants and may exercise less influence over management.

In the event the holders of the Debentures and Warrants elect to exercise their conversion and/or exercise rights pursuant to these securities in full, and, without taking into account any adjustment to the conversion price of the Debentures, an aggregate of 7,099,991 shares of our common stock could be issued upon conversion and exercise of the securities, based on $22,000,000 in principal amount of the Debentures. If the price adjustment provision of the Debentures is triggered, that total would increase to 8,014,009 shares.

Based on the current number of shares outstanding of 12,961,475, the new issuances would represent 35% and 38%, respectively, of the shares outstanding after these issuances. In addition, although we have no intention of doing so, to the extent we issue shares to service the debt, the ownership percentages of the new investors would increase incrementally. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

If the price protection provision of the Debentures and Warrants and/or the weighted average dilution provision of the Warrants is triggered, there would be a decrease in conversion and/or exercise prices.

Although the initial conversion price of the Debentures and the initial exercise price of the Warrants is $5.00, which was a premium to the price on closing of $4.00, both securities contain provisions that could adjust downward the respective conversion and exercise prices. Both securities contain a ratchet provision under which the conversion and exercise prices could be adjusted to as low as $4.15 (subject to adjustment for stock splits and similar events) if, on September 30, 2015, our stock price is below the then-conversion/exercise price. In addition, the Warrant also contains a weighted average price protection provision that is operable for the first three years of the term of the Warrants.

Our repayment obligations to our selling stockholders under the Debentures are secured by a lien on our assets.

Our obligations to the selling stockholders under the Debentures are secured by a lien on all of our assets pursuant to a security agreement, which was entered into with respect to the issuance of the Debentures. This lien is subordinate only to the lien of certain permitted senior creditors, pursuant to an inter-creditor and subordination agreement, which was entered into simultaneously with the security agreement. If we default under the terms of the Debentures or under the terms of any permitted senior indebtedness (which is an event of default under the Debentures), the selling stockholders may exercise various remedies against us, including acceleration of the entire remaining principal amount of the Debentures and all accrued and unpaid interest thereon, and remedies against our collateral. An acceleration of the Debentures or an exercise of remedies against our assets as collateral could have a material adverse effect on our ability to conduct our business or could force us to invoke legal measures to protect our business, including, but not limited to, for filing for protection under the U.S. Bankruptcy Code.

Risks Relating to Our Business and Industry

We recently issued debt to finance our acquisition in December 2014 and may seek to issue future debt to finance further acquisitions or develop strategic relationships, which if convertible, could cause dilution of the interests of our stockholders upon conversion.

The financing for current and future acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness, or both. In addition, an acquisition or other strategic transaction could adversely impact our cash flows and/or operating results, and dilute stockholder interests, for a number of reasons, including:

  interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture, which may in addition to having a dilutive effect, all adversely impact our cash available for operations; and
  issuances of securities in connection with an acquisition or other strategic transaction could be consummated at prices that dilute the current holders of our common stock.

We may be unable to successfully integrate the businesses we have recently acquired and may acquire in the future with our current management and structure.

As part of our growth strategy, we may acquire additional businesses, product lines or other assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

  assimilating the acquired operations products and personnel with our existing operations, products and personnel;
  estimating the capital, personnel and equipment required for the acquired businesses based on the historical experience of management with the businesses they are familiar with;
  minimizing potential adverse effects on existing business relationships with other suppliers and customers;
  developing and marketing the new products and services;
  entering markets in which we have limited or no prior experience; and
  coordinating our efforts throughout various distant localities and time zones.

The diversion of management's attention and costs associated with acquisitions may have a negative impact on our business.

If management's attention is diverted from the management of our existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, cash flow, financial condition and results of operations of our existing businesses may suffer. We also may incur unanticipated costs in connection with pursuing acquisitions and strategic transactions.

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

On December 31, 2014 we acquired the alfalfa production and research assets of DuPont Pioneer. This acquisition presents challenges to management, including the integration of our administrative operations, systems and personnel with those of DuPont Pioneer, which are located in several different locations in the United States and Canada. The acquisition also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of the combined companies. Any difficulties that our combined company encounters in the transition and integration processes, and any level of integration that is not successfully achieved, could adversely affect our revenue, level of expenses and operating results. We may also experience operational interruptions or the loss of key employees, suppliers and customers. As a result, notwithstanding our expectations, we may not realize the anticipated benefits or cost savings of the DuPont Pioneer acquisition.

We currently depend on DuPont Pioneer for substantially all of our sales of dormant alfalfa seed and have agreed to limitations on other sales of the seed varieties we sell to DuPont Pioneer. Any decline in DuPont Pioneer's demand will have a material adverse effect on our results of operations.

Our distribution agreement with DuPont Pioneer limits our ability to otherwise sell the specific varieties of dormant alfalfa seed we supply to DuPont Pioneer in the sales territory covered by DuPont Pioneer. The DuPont Pioneer sales territory includes the United States, Europe and many other of the principal dormant alfalfa seed markets. In these markets, our ability to sell the specified varieties through distribution channels other than DuPont Pioneer is limited to certain blended, private label and variety not stated forms and cannot exceed a specified percentage of DuPont Pioneer's demand. As result of these limitations, sales to DuPont Pioneer represent and for the foreseeable future will continue to represent the vast majority of all of our sales of dormant alfalfa seed. Any decline in DuPont Pioneer's demand for our dormant alfalfa seed products will have a material adverse effect on our results of operations.

DuPont Pioneer may purchase alfalfa seed from other sources and reduce their purchase commitments to us.

Under our distribution agreement with DuPont Pioneer, DuPont Pioneer has made minimum purchase commitments for our dormant alfalfa seed products that extend through September 30, 2024. However, there are circumstances under which DuPont Pioneer's is permitted to purchase seed from other sources and reduce its purchase commitments to us, including:

  Production Shortfalls. If in any year we fail to produce an adequate supply of alfalfa seed to meet DuPont Pioneer's demand and we are unable to source alternative supply, DuPont Pioneer may purchase seed from third parties to meet the shortfall in our production.
  New Products. If a third party offers for license a new product (a new transgenic and/or native trait for dormant alfalfa seed) that offers a superior value pricing opportunity compared to varieties we offer and DuPont Pioneer wishes to sell the new product, then we would have a one-year period to obtain rights to produce and sell the new product to DuPont Pioneer. If we fail to obtain rights to the new product within the one-year period or otherwise don't offer the new product on substantially the same terms as offered by a third party, then DuPont Pioneer would be free to purchase the new product from the third party and DuPont Pioneer's minimum purchase commitment to us would be reduced by the amount of the new product purchased.
  GMO-Traited Varieties. Unless and until we complete the transactions contemplated under our second asset purchase agreement with DuPont Pioneer. DuPont Pioneer may purchase certain GMO-traited varieties of alfalfa seed from third parties.

Any reduction in DuPont Pioneer's purchase commitment to us will have a material adverse effect on our results of operations.

We are committed to sell dormant alfalfa seed to DuPont Pioneer at initial fixed prices with subsequent maximum price increases of 4% per year. Increases in our costs of production at rates higher than our contractual ability to increase prices would erode our profit margins and have a material adverse effect on our results of operations.

Under our distribution agreement with DuPont Pioneer, we are committed to sell dormant alfalfa seed at initial fixed prices for the 2015 and 2016 sales years. In subsequent sales years, we can increase our prices by up to 4% per year by variety. Although DuPont Pioneer has agreed to discuss in good faith an increase in the 4% price increase cap for any sales year in which an increase in grower compensation costs due to changes in market conditions cause our total production costs to increase at a percentage exceeding the amount of the cap, we cannot be certain that any such discussions will result in additional pricing flexibility for us. If our grower compensation costs or other productions costs increase at a rate greater than 4% per year, our profit margins would erode and we could potentially be required to sell product at a loss. Any such change in our cost structure would have a material adverse effect on our results of operations.

If we do not complete the acquisition under the second asset purchase agreement, DuPont Pioneer may pursue alternative production arrangements for its GMO-traited varieties and reduce purchases from us.

We are currently producing certain GMO-traited varieties for DuPont Pioneer under our production agreement with DuPont Pioneer. The production agreement expires on December 31, 2017 or upon the earlier closing of our acquisition of certain GMO germplasm and related assets from DuPont Pioneer pursuant to a second asset purchase agreement. However, we may never enter into the second asset purchase agreement or close the acquisition of DuPont Pioneer's GMO germplasm and related assets. If DuPont Pioneer and we do not obtain certain third-party consents and agreements on or before November 30, 2017 (or certain other conditions above are not satisfied), then the obligations of the parties to enter into the second asset purchase agreement will terminate and we will have no right or obligation to acquire the GMO germplasm and related assets. In that case, our production agreement with DuPont Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under the distribution agreement would be materially reduced.

If we fail to perform our obligations under our distribution agreement and production agreement with DuPont Pioneer, then DuPont Pioneer could terminate the agreements and reduce or eliminate purchases of alfalfa seed from us and we could be exposed to claims for damages.

The distribution agreement and the production agreement impose numerous obligations on us relating to, among other things, product and service quality and compliance with laws and third party obligations. Both the distribution agreement and the production agreement permit DuPont Pioneer to terminate the agreement if we materially breach the agreement and fail to cure the breach within a 60-day notice period, or in the case of certain bankruptcy or insolvency events. DuPont Pioneer can also immediately terminate the production agreement if we breach certain agreements or policies with third parties related to the production of GMO-traited varieties. If DuPont Pioneer terminates either the distribution agreement or the production agreement, DuPont Pioneer could reduce or eliminate altogether its purchase of alfalfa seed from us, and we could be left with inventory of seed that it would be difficult or impossible for us to dispose of on commercially reasonable terms. In addition, we could be exposed to significant claims for damages to DuPont Pioneer if the termination of an agreement results from our material breach of the agreement.

If we do not meet seed planting and production commitments to DuPont Pioneer, we could incur significant financial penalties.

Under our Distribution Agreement with DuPont Pioneer, if we fail to plant sufficient acreage (based on historical yields), together with any carryover inventory, to meet 110% of DuPont Pioneer's demand and we actually fail to meet DuPont Pioneer's demand, then we are obligated to pay DuPont Pioneer a cash penalty based on the amount of the shortfall. A similar penalty provision applies only with respect to 2017 under our Production Agreement with DuPont Pioneer, if we fail to plant or cause to be planted a specified number of panting acres.

We currently do not grow dormant alfalfa seed on land we own or control. We contract all of our production of dormant alfalfa seed with third-party growers. If, in any year, we are unable to obtain sufficient grower commitments to meet DuPont Pioneer's demand, we could be obligated to pay significant financial penalties to DuPont Pioneer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than the sales of securities previously included in our Current Report on Form 8-K filed on December 31, 2014, there were no unregistered sales of equity securities during the quarter ended December 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2014)

2.2	First Amendment to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

3.1	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

4.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

4.2	Form of Voting Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

4.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

4.4	Form of Transfer Agent Instructions (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 24, 2014)

10.2	General Pledge Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.3	EX-IM Working Capital Guarantee General Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.4	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.5	First Amendment to EX-IM Working Capital Guarantee Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2014)

10.6	Amendment No. 1 to Employment Agreement with Matthew K. Szot (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.7	Securities Purchase Agreement between S&W Seed Company and the Purchasers Named (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.8	Form of 8% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.11	Form of Security Agreement Guaranty (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.12	From of Intercreditor and Subordination Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.13	Form of Escrow Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.14	Form of Amendment and Waiver Agreement (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2014)

10.15	Form of Amended 8% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on January 7, 2015)

10.16	Alfalfa Distribution Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company* ##
(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.17	Contract Alfalfa Production Services Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company* ##
(incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.18	Research Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company* ## (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.19	Non-Exclusive Alfalfa Licensing and Assignment Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. in favor of S&W Seed Company*
(incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.20	Lease Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company* ## (incorporated by reference to Exhibit 10.5 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.21	Information Technology Transition Services Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company* ## (incorporated by reference to
Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.22	Promissory Note, dated December 31, 2014, issued by S&W Seed Company in favor of Pioneer Hi-Bred International, Inc.* (incorporated by reference to Exhibit 10.7 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.23	Security Agreement, dated December 31, 2014, between S&W Seed Company and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.24	Mortgage, dated December 31, 2014, from S&W Seed Company to Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.25	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated December 31, 2014, among S&W Seed Company, TitleOne Corporation, as trustee, and Pioneer Hi-Bred International, Inc., as beneficiary (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.26	Patent License Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company (incorporated by reference to Exhibit 10.11 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.27	Patent Assignment Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company ## (incorporated by reference to Exhibit 10.12 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.28	Know-How Transfer Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company ## (incorporated by reference to Exhibit 10.13 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.29	Data Transfer Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company ## (incorporated by reference to Exhibit 10.14 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.30	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights, dated December 31, 2014, between Pioneer Hi-Bred International, Inc.
and S&W Seed Company ## (incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.31	Assignment and Assumption Agreement, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. and S&W Seed Company (incorporated by reference to Exhibit 10.16 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.32	General Warranty Deed, dated December 31, 2014, by Pioneer Hi-Bred International, Inc. in favor of S&W Seed Company (incorporated by reference to Exhibit 10.17 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.33	Warranty Deed, dated December 31, 2014, between Pioneer Hi-Bred International, Inc. in favor of S&W Seed Company (incorporated by reference to Exhibit 10.18 to the Registrant's
Current Report on Form 8-K filed with the Commission on January 7, 2015)

10.34	Form of Asset Purchase and Sale Agreement between S&W Seed Company (or its designated affiliate) and Pioneer Hi-Bred International, Inc. (or its designated affiliate)* ##
(incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________

*

Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

##

Exhibits and schedules to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February 2015.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)

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