Form 10-Q
period 2015-03-31
S&W Seed Co
filed 2015-05-15
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7108 North Fresno Street, Suite 380
Fresno, CA    93720
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

      As of May 14, 2015, 13,272,493 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,636,163	$1,167,503
Accounts receivable, net	14,584,207	24,255,596
Inventories, net	36,467,212	28,485,584
Prepaid expenses and other current assets	970,791	230,907
Deferred tax asset	1,283,420	1,300,665
TOTAL CURRENT ASSETS	55,941,793	55,440,255

Property, plant and equipment, net	11,151,343	10,356,809
Intangibles, net	33,932,792	14,590,771
Goodwill	14,757,466	4,939,462
Crop production costs, net	1,081,954	1,952,100
Deferred tax asset	2,571,375	1,666,488
Other assets	359,507	354,524
TOTAL ASSETS	$119,796,230	$89,300,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,484,057	$15,026,669
Accounts payable - related parties	2,744,823	1,053,874
Accrued expenses and other current liabilities	1,080,450	818,730
Foreign exchange contract liabilities	25,032	-
Lines of credit	14,025,707	15,888,640
Current portion of long-term debt	108,929	267,764
Current portion of convertible debt, net	8,379,310	-
TOTAL CURRENT LIABILITIES	38,848,308	33,055,677

Non-compete payment obligation, less current portion	100,000	150,000
Contingent consideration obligation	2,200,000	-
Long-term debt, less current portion	12,608,036	4,452,631
Convertible debt, net, less current portion	8,850,566	-
Derivative warrant liabilities	5,944,000	-
Other non-current liabilities	110,089	127,866

TOTAL LIABILITIES	68,660,999	37,786,174

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
13,271,426 issued and 13,246,426 outstanding at March 31, 2015;
11,665,093 issued and 11,640,093 outstanding at June 30, 2014	13,272	11,666
Treasury stock, at cost, 25,000 shares at March 31, 2015 and at June 30, 2014	(134,196)	(134,196)
Additional paid-in capital	60,988,549	55,121,876
Accumulated deficit	(4,702,650)	(1,816,344)
Other comprehensive loss	(5,029,744)	(1,668,767)
TOTAL STOCKHOLDERS' EQUITY	51,135,231	51,514,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,796,230	$89,300,409

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$30,527,798	$8,130,725	$52,485,798	$31,969,509

Cost of revenue	23,410,046	6,482,693	42,093,045	25,636,066

Gross profit	7,117,752	1,648,032	10,392,753	6,333,443

Operating expenses
Selling, general and administrative expenses	2,260,978	1,722,394	7,040,906	4,787,638
Research and development expenses	611,688	167,171	1,052,226	647,260
Depreciation and amortization	580,365	315,381	1,210,676	947,169
Impairment charges	-	-	500,198	-
Disposal of property, plant and equipment loss (gain)	24,646	(6,897)	24,646	(6,897)

Total operating expenses	3,477,677	2,198,049	9,828,652	6,375,170

Income (loss) from operations	3,640,075	(550,017)	564,101	(41,727)

Other expense
Foreign currency loss (gain)	33,503	(11,217)	116,392	(41,415)
Change in derivative warrant liabilities	1,082,000	-	1,082,000	-
Interest expense - amortization of debt discount	2,020,472	12,894	2,046,615	38,473
Interest expense - convertible debt and other	728,957	136,358	1,137,208	390,904

Loss before income taxes	(224,857)	(688,052)	(3,818,114)	(429,689)
Provision (benefit) for income taxes	244,471	(289,458)	(931,808)	(182,436)
Net loss	$(469,328)	$(398,594)	$(2,886,306)	$(247,253)

Net loss per common share:
Basic	$(0.04)	$(0.03)	$(0.24)	$(0.02)
Diluted	$(0.04)	$(0.03)	$(0.24)	$(0.02)

Weighted average number of common shares outstanding:
Basic	13,166,004	11,559,022	12,179,184	11,561,346
Diluted	13,166,004	11,559,022	12,179,184	11,561,346

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net loss	$(469,328)	$(398,594)	$(2,886,306)	$(247,253)

Cumulative foreign currency translation adjustment	(774,795)	710,089	(3,360,977)	102,557

Comprehensive (loss) income	$(1,244,123)	$311,495	$(6,247,283)	$(144,696)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional			Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2013	11,584,101	$11,585	-	$-	$54,338,758	$(2,189,444)	$(2,103,836)	$50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	652,603	-	-	652,603
Net issuance to settle RSUs	48,587	48	-	-	(206,619)	-	-	(206,571)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Comprehensive income	-	-	-	-	-	-	102,557	102,557
Net loss	-	-	-	-	-	(247,253)	-	(247,253)
Balance, March 31, 2014	11,632,688	$11,633	(25,000)	$(134,196)	$54,784,742	$(2,436,697)	$(2,001,279)	$50,224,203

Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	680,923	-	-	680,923
Common stock issued for exercise of options	284,951	285	-	-	1,079,715			1,080,000
Net issuance to settle RSUs	27,382	27	-	-	(61,696)	-	-	(61,669)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294	-	-	4,167,731	-	-	4,169,025
Comprehensive loss	-	-	-	-	-	-	(3,360,977)	(3,360,977)
Net loss	-	-	-	-	-	(2,886,306)	-	(2,886,306)
Balance, March 31, 2015	13,271,426	$13,272	(25,000)	$(134,196)	$60,988,549	$(4,702,650)	$(5,029,744)	$51,135,231

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,886,306)	$(247,253)
Adjustments to reconcile net loss from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	680,923	652,603
Change in allowance for doubtful accounts	17,264	10,445
Impairment charges	500,198	-
Depreciation and amortization	1,296,464	947,169
Loss (gain) on disposal of property, plant and equipment	24,646	(6,897)
Change in deferred tax asset	(904,887)	(498,889)
Change in foreign exchange contracts	27,873	(662,704)
Change in derivative warrant liabilities	1,082,000	-
Amortization of debt discount	2,046,615	38,473
Changes in operating assets and liabilities:
Accounts receivable	8,167,899	1,654,779
Inventories	10,179,531	(5,713,554)
Prepaid expenses and other current assets	(546,449)	(757,992)
Crop production costs	249,005	(936,621)
Accounts payable	(12,595,681)	(6,633,565)
Accounts payable - related parties	1,768,819	(209,680)
Accrued expenses and other current liabilities	229,212	(860,124)
Other non-current liabilities	6,358	(104,797)
Net cash provided by (used in) operating activities	9,343,484	(13,328,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,034,183)	(314,148)
Proceeds from disposal of property, plant and equipment	7,100,000	24,832
Acquisition of business	(36,688,881)	-
Investment in Bioceres	(4,982)	(351,899)
Net cash used in investing activities	(30,628,046)	(641,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,169,025	-
Proceeds from exercise of common stock options	1,080,000	-
Common stock repurchased	-	(134,196)
Taxes paid related to net share settlements of stock-based compensation awards	(61,669)	(206,571)
Borrowings and repayments on lines of credit, net	(715,779)	5,050,874
Proceeds from sale of convertible debt and warrants	27,000,000	-
Borrowings of long-term debt	493,956	-
Debt issuance costs	(1,915,417)	-
Repayments of convertible debt	(5,000,000)	-
Repayments of long-term debt	(2,486,358)	(719,586)
Net cash provided by financing activities	22,563,758	3,990,521

EFFECT OF EXCHANGE RATE CHANGES ON CASH	189,464	(137,934)

NET INCREASE (DECREASE) IN CASH	1,468,660	(10,117,235)

CASH AND CASH EQUIVALENTS, beginning of the period	1,167,503	11,781,074

CASH AND CASH EQUIVALENTS, end of period	$2,636,163	$1,663,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$922,561	$421,366
Income taxes	205,225	629,495

See notes to consolidated financial statements.

S&W SEED COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, a Nevada corporation (the "Company") began as S&W Seed Company, a general partnership in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. The corporate entity, S&W Seed Company, was incorporated in Delaware in October 2009 and is the successor entity to Seed Holding, LLC, which had purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership's original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation.

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), closed on the acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders (the "SGI Acquisition").

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California and Nampa, Idaho. The Company's products are primarily grown under contract by farmers as well as by the Company itself under a small direct farming operation. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiaries, S&W Australia, which owns 100% of SGI, and Stevia California, LLC. All significant intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2015, consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014, consolidated statements of comprehensive (loss) income for the three and nine months ended March 31, 2015 and 2014, consolidated statement of stockholders' equity for the nine months ended March 31, 2015 and 2014, and consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2015 and its results of operations for the three and nine months ended March 31, 2015, and its cash flows for the nine months ended March 31, 2015. The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, sales returns and allowances, inventory valuation and obsolescence, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration, derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Three customers accounted for 83% of its revenue for the three months ended March 31, 2015, and two customers accounted for 25% of its revenue for the three months ended March 31, 2014.  Three customers accounted for 56% of its revenue for the nine months ended March 31, 2015, and two customers accounted for 23% of its revenue for nine months ended March 31, 2014.

Three customers accounted for 39% of the Company's accounts receivable at March 31, 2015. One customer accounted for 32% of the Company's accounts receivable at June 30, 2014.

Sales direct to international customers represented 23% and 79% of revenue during the three months ended March 31, 2015 and 2014, respectively. Sales direct to international customers represented 50% and 80% of revenue during the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, approximately 8.2% of the net book value of fixed assets were located outside of the United States.

The following table shows revenue from external sources by country:

	Three Months Ended March 31,					Nine Months Ended March 31,
	2015		2014			2015		2014
United States	$23,576,518	77%	$1,674,274	21%	United States	$26,502,537	50%	$6,350,271	20%
Saudi Arabia	1,862,412	6%	1,829,545	23%	Saudi Arabia	8,835,887	17%	7,260,832	23%
Mexico	792,356	3%	605,980	7%	Mexico	4,909,325	9%	3,415,913	11%
Australia	297,158	1%	26,276	0%	Australia	1,953,238	4%	1,332,027	4%
Argentina	521,925	2%	405,090	5%	France	1,901,548	4%	800,248	3%
Germany	1,300,328	4%	491,893	6%	Argentina	1,953,901	4%	686,739	2%
France	314,920	1%	571,897	7%	Germany	1,120,737	2%	1,347,636	4%
Libya	168,610	1%	977,051	12%	Libya	168,105	0%	3,799,771	12%
Emirates	-	0%	1,850	0%	Emirates	-	0%	1,165,732	4%
Other	1,692,918	6%	1,546,870	19%	Other	5,140,520	10%	5,810,342	18%
Total	$30,527,145	100%	$8,130,725	100%	Total	$52,485,798	100%	$31,969,510	100%

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

Revenue Recognition

The Company derives its revenue primarily from sale of seed and other crops and milling services. Revenue from seed and other crop sales is recognized when risk and title to the product is transferred to the customer. No customer has a right of return.

The Company recognizes revenue from milling services according to the terms of the sales agreements and when delivery has occurred, performance is complete, and pricing is fixed or determinable at the time of sale.

Additional conditions for recognition of revenue for all sales include the requirements that the collection of sales proceeds must be reasonably assured based on historical experience and current market conditions, the sales price is fixed and determinable and that there must be no further performance obligations under the sale.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of revenue. In some instances, the Company is not obligated to pay for shipping or any costs associated with delivering its products to its customers. In these instances, costs associated with the shipment of products are not included in the Company's consolidated financial statements. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of the following:

	March 31,	June 30,
	2015	2014

Cash	$2,514,815	$1,046,201
Money market funds	121,348	121,302
	$2,636,163	$1,167,503

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts are guaranteed by the FDIC up to $250,000 under current regulations. Cash equivalents held in money market funds are not FDIC insured. Cash deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had approximately $2,264,815 and $796,201 in excess of FDIC insured limits at March 31, 2015 and June 30, 2014, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $89,820 and $72,556 at March 31, 2015 and June 30, 2014, respectively.

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

The Company's subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. SGI records an estimated unit price; accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to growers.

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to scrap value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence for alfalfa seed is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers.

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

Components of inventory are:

	March 31,	June 30,
	2015	2014
Raw materials and supplies	$309,681	$173,922
Work in progress and growing crops	3,427,210	3,990,678
Finished goods	32,730,321	24,320,984
	$36,467,212	$28,485,584

Crop Production Costs

Expenditures on crop production costs are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, stand establishment costs, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to five years depending on the crop and nature of the expenditure and are amortized to growing crop inventory each year over the estimated life of the crop.

Components of crop production costs are:

	March 31,	June 30,
	2015	2014
Alfalfa seed production	$827,939	$1,747,429
Alfalfa hay	51,110	16,885
Other crops	202,905	187,786
Total crop production costs, net	$1,081,954	$1,952,100

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 18-28 years for buildings, 3-10 years for machinery and equipment, and 3-5 years for vehicles.  Long-lived assets are reviewed for impairment if conditions indicate a possible loss.  If an impairment is indicated, the asset is written down to its fair value.  If fair value is not readily determinable, it is estimated based on discounted cash flows.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names, and 2-20 for other intangible assets.

Goodwill

Goodwill is assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Income Taxes

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. A triggering event during the quarter ended December 31, 2014 prompted a review of certain farmland related costs. The carrying value of these assets was deemed in excess of fair value, and the Company recorded an impairment charge of $500,198 in the consolidated statement of operations.

Derivative Financial Instruments

Foreign Exchange Contracts

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency forward contracts.

The Company has entered into certain derivative financial instruments (specifically foreign currency forward contracts), and accounts for these instruments in accordance with ASC Topic 815, "Derivatives and Hedging", which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The Company's foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings.

Derivative Liabilities

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options and redemption options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

Fair Value of Financial Instruments

The Company discloses assets and liabilities that are recognized and measured at fair value, presented in a three-tier fair value hierarchy, as follows:

  Level 1. Observable inputs such as quoted prices in active markets;
  Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
  Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The assets acquired and liabilities assumed in the Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2015 or June 30, 2014.

The carrying value of cash and cash equivalents, accounts payable short-term and long-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates.

Assets and liabilities that are recognized and measured at fair value are categorized as follows:

	Fair Value Measurements as of March 31, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$25,032	$-
Contingent consideration obligation	-	-	2,200,000
Derivative warrant liabilities	-	-	5,944,000
Total	$-	$25,032	$8,144,000

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$627	$-
Total	$-	$627	$-

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company elected to adopt this update as of March 31, 2015 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the June 30, 2014 consolidated balance sheet has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle did not have an impact on the June 30, 2014 consolidated balance sheet as the Company did not have debt issuance costs at that date. The adoption of this change in accounting principle on the March 31, 2015 consolidated balance sheet reduced debt issuance costs of $1,272,676 which were previously presented as a long-term asset, and reduced the carrying value of the convertible notes by the same amount. The adoption did not have an impact on the Company's consolidated statement of operations.

NOTE 3 - BUSINESS COMBINATIONS

On December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets (and assumed certain related liabilities) of DuPont Pioneer. The acquisition expanded the Company's production capabilities, diversified its product offerings and provided access to new distribution channels.

The Pioneer Acquisition was consummated pursuant to the terms of an asset purchase and sale agreement. The purchase price under the Agreement was up to $42,000,000, consisting of $27,000,000 in cash (payable at closing), a three year secured promissory note (the "Note") payable by the Company to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Note) of up to $5,000,000 based on S&W sales under distribution and production agreements as well as other Company sales of products containing the acquired germplasm in the three-year period following the closing. The Note accrues interest at a rate of 3% per annum and interest will be payable in three annual installments, in arrears, commencing on December 31, 2015. Principal on the Note is payable at maturity on December 31, 2017.

The Pioneer Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the Pioneer Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition data of December 31, 2014:

	December 31, 2014 (initially reported)	Measurement Period Adjustments	December 31, 2014 (as adjusted)
Inventory	$21,519,376	$61,351	$21,580,727
Property, plant, and equipment	6,709,265	(20,000)	6,689,265
Distribution agreement	5,050,000	-	5,050,000
Grower relationships	83,000	-	83,000
Technology/IP - germplasm	12,130,000	-	12,130,000
Technology/IP - seed varieties	4,780,000	-	4,780,000
Goodwill	10,447,735	20,000	10,467,735
Current liabilities	(21,519,376)	9,627,530	(11,891,846)
Total acquisition cost allocated	$39,200,000	$9,688,881	$48,888,881

The fair value of intangibles assets, their useful lives and other items are provisional at March 31, 2015.

The acquisition-date fair value of the consideration transferred consisted of the following:

	December 31, 2014	Measurement	December 31, 2014
	(initially reported)	Period Adjustments	(as adjusted)
Cash	$27,000,000	$-	$27,000,000
Promissory note	10,000,000	-	10,000,000
Contingent earn-out	2,200,000	-	2,200,000
Amount payable to seller	-	9,688,881	9,688,881
	$39,200,000	$9,688,881	$48,888,881

The current liabilities assumed relate to inventory acquired in the acquisition. Subsequent to December 31, 2014, the Company determined that at the acquisition date, the seller had already paid the third party growers $9,688,881 for the inventory acquired in the acquisition. As a result, the carrying amount of the current liabilities assumed was retrospectively decreased by $9,688,881 on December 31, 2014, due to this new information, with a corresponding increase to the acquisition-date fair value of the consideration transferred. In addition, subsequent to the issuance of the December 31, 2014 financial statements, the Company obtained final support to adjust the estimates previously made on inventory purchases and grower payables assumed as well as acquired property, plant and equipment. The excess of the purchase price over the fair value of the net assets acquired, amounting to $10,467,735, was recorded as goodwill on the consolidated balance sheet. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,200,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 12% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of March 31, 2015, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition.

The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated
	Useful Life	Estimated
	(Years)	Fair Value

Distribution agreement	20	$5,050,000
Grower relationships	10	83,000
Technology/IP - germplasm	30	12,130,000
Technology/IP - seed varieties	15	4,780,000
Total identifiable intangible assets		$22,043,000

The Company incurred $831,737 of acquisition costs associated with the Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations.

In the transaction, DuPont Pioneer retained ownership of its GMO (genetically modified) alfalfa germplasm and related intellectual property assets, as well as the right to develop new GMO-traited alfalfa germplasm. The retained GMO germplasm assets incorporate certain GMO traits that are licensed to DuPont Pioneer from third parties (the "Third Party GMO Traits"). The Company was interested in acquiring the GMO assets at the time it acquired the conventional (non-GMO) alfalfa seed assets, and DuPont Pioneer was interested in selling those assets, but terms could not be agreed-upon, in part because of the need for agreements with the third parties from whom the Third Party GMO Traits are licensed.

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

The following unaudited pro forma financial information presents results as if the Pioneer Acquisition occurred on July 1, 2013.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Revenue	$30,527,798	$23,483,193	$62,558,103	$56,273,813
Net loss	(1,938,976)	(320,326)	(556,744)	(1,404,385)
Net loss per common share - basic and diluted	$(0.15)	$(0.02)	$(0.04)	$(0.11)

For purposes of the pro forma disclosures above, the adjustment for the three months ended March 31, 2015 includes the elimination of acquisition and financing related charges of $111,106, and adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of -108.7%. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effective tax rate. The pro forma adjustments for the three months ended March 31, 2015 were nominal as the results of the Pioneer Acquisition are reflected in the Company's Statement of Operations for that period.

The primary adjustments for the three months ended March 31, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $245,950; (iv) depreciation of acquired property, plant and equipment of $25,824; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $1,306,563; (vi) additional interest expense of $75,000 for the promissory included in total consideration for the Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax benefit assuming a combined Company's effective tax rate of 42.1%.

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2015 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) the elimination of acquisition and financing related charges of $1,256,170; (iv) amortization of acquired intangibles of $491,900; (v) depreciation of acquired property, plant and equipment of $51,648; (vi) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $1,083,756; (vii) additional interest expense of $150,000 for the promissory included in total consideration for the Pioneer Acquisition; and (viii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 24.4%.

The primary adjustments for the nine months ended March 31, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $737,850; (iv) depreciation of acquired property, plant and equipment of $77,472; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $4,865,885; (vi) additional interest expense of $225,000 for the promissory included in total consideration for the Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined Company's effective tax rate of 42.5%.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	March 31, 2015
Intellectual property	$6,246,572	$-	$(227,120)	$(1,124,165)	$4,895,287
Trade name	1,521,864	-	(63,148)	(59,110)	1,399,606
Technology/IP	1,043,067	-	(89,220)	-	953,847
Non-compete	471,768	-	(100,219)	(37,592)	333,957
GI customer list	100,295	-	(5,373)	-	94,922
Grower relationships	2,744,164	83,000	(101,854)	(493,854)	2,231,456
Supply agreement	1,380,311	-	(56,724)	-	1,323,587
Customer relationships	1,082,730	-	(44,172)	(54,553)	984,005
Distribution agreement	-	5,050,000	(63,125)	-	4,986,875
Technology/IP - germplasm	-	12,130,000	(101,083)	-	12,028,917
Technology/IP - seed varieties	-	4,780,000	(79,667)	-	4,700,333
	$14,590,771	$22,043,000	$(931,705)	$(1,769,274)	$33,932,792

	Balance at			Foreign Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	June 30, 2014
Intellectual property	$6,379,934	$-	$(324,631)	$191,269	$6,246,572
Trade name	1,597,150	-	(85,342)	10,056	1,521,864
Technology/IP	1,162,027	-	(118,960)	-	1,043,067
Non-compete	602,164	-	(137,595)	7,199	471,768
GI customer list	107,459	-	(7,164)	-	100,295
Grower relationships	2,802,756	-	(142,613)	84,021	2,744,164
Supply agreement	1,455,943	-	(75,632)	-	1,380,311
Customer relationships	1,133,402	-	(59,955)	9,283	1,082,730
	$15,240,835	$-	$(951,892)	$301,828	$14,590,771

Amortization expense totaled $464,044 and $234,622 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense totaled $931,705 and $711,646 for the nine months ended March 31, 2015 and 2014, respectively. Estimated aggregate remaining amortization is as follows:

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$461,242	$1,844,967	$1,836,323	$1,836,323	$1,836,323	$26,117,614

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2015	2014

Land and improvements	$2,248,382	$7,698,811
Buildings and improvements	5,438,726	2,095,362
Machinery and equipment	3,249,430	1,397,288
Vehicles	966,802	332,714
Construction in progress	819,016	44,080
Total property, plant and equipment	12,722,356	11,568,255

Less: accumulated depreciation	(1,571,013)	(1,211,446)

Property, plant and equipment, net	$11,151,343	$10,356,809

Depreciation expense totaled $202,107 and $80,759 for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense included in cost of revenue totaled $85,786 and $0 for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense totaled $364,759 and $235,523 for the nine months ended March 31, 2015 and 2014, respectively. Depreciation expense included in cost of revenue totaled $85,789 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 6 - DEBT

Total debts outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	March 31, 2015	June 30, 2014
Working capital lines of credit
Wells Fargo	$10,000,000	$8,305,235
National Australia Bank Limited	4,025,707	7,583,405
Total working capital lines of credit	14,025,707	15,888,640

Current portion of long-term debt
Term loan - Wells Fargo	-	159,030
Term loan - Ally	8,929	8,734
Unsecured subordinate promissory note - related party	100,000	100,000
Total current portion	108,929	267,764

Long-term debt, less current portion
Term loan - Wells Fargo	-	2,220,803
Term loan - Ally	17,863	24,584
Term loan - National Australia Bank Limited	443,608	-
Unsecured subordinate promissory note - related party	200,000	300,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Promissory note - DuPont Pioneer	10,000,000	-
Debt discount - SGI	(53,435)	(92,756)
Total long-term portion	12,608,036	4,452,631
Total debt	$12,716,965	$4,720,395

Since 2011, the Company has had an ongoing revolving credit facility agreement with Wells Fargo Bank, National Association ("Wells Fargo").

In July 2012, the Company and Wells Fargo agreed to add a new term loan in the amount of $2,625,000 (the "Term Loan"). The Term Loan bore interest at a rate per annum equal to 2.35% above LIBOR as specified in the Term Loan. Under the Term Loan, the first installment of monthly principal repayments commenced in August 2012 and continued at a fixed amount per month until the first annual increase in July 2013. Thereafter the amount of monthly principal reduction was subject to annual increases, with the last monthly payment in July 2019. There were annual principal payments in August 2013 and 2014 in the amount of $56,000, with a final installment, consisting of all remaining unpaid principal due and payable in full on July 5, 2019. In March 2015, the Company paid off the entire outstanding balance of the Term Loan concurrent with the sale of 759 acres of farmland property located in the Imperial Valley of California.

On February 21, 2014, the Company entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4,000,000 to refinance the Company's outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before July 1, 2015. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly-owned subsidiary, Seed Genetics International Pty Ltd. The New Facilities, as entered into in February 2014, bear interest either at (i) a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

Upon the occurrence of an event of default, as defined under the credit agreement for each of the New Facilities (collectively, the "Credit Agreements"), the principal balance due under the Facilities will thereafter bear interest at a rate per annum that is 4% above the interest rate that is otherwise in effect under the Facilities. The Credit Agreements contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit Wells Fargo to accelerate the Company's outstanding obligations under the New Facilities, all as set forth in the Credit Agreements and related documents. The Credit Agreements restrict stock repurchases by the Company in any one-year period to $200,000; however, in October 2014, Wells Fargo agreed to increase the annual limit of stock repurchases to $2,000,000. The financial covenants imposed by Wells Fargo under the Credit Agreements include the following: a consolidated tangible net worth of not less than $30,000,000, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of March 31, 2015, the Company did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. The Company received a letter from Wells Fargo waiving this covenant for the March 31, 2015 reporting period. The Company is in compliance with all other debt covenants at March 31, 2015.

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

On February 27, 2015, the Company executed and entered into a Third Amendment to Credit Agreement and Revolving Line of Credit Note with respect thereto, and a Third Amendment to Ex-Im Working Capital Guarantee Credit Agreement and Revolving Line of Credit Note with respect thereto (collectively, the "Amendments"). Pursuant to the Third Amendments, the respective principal amounts available under the Credit Agreements and the Ex-Im Revolver remain unchanged, with the maturity date extended to July 1, 2015. Under the Third Amendments, both the Credit Agreement Note and the Ex-Im Revolver bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.75% above LIBOR in effect on the first day of the applicable fixed rate term. The Third Amendments include minimal changes to certain financial covenants, including the manner in which the net income financial covenant (itself unchanged) is calculated for the period ended March 31, 2015 and, with respect to the Asset Coverage Ratio, which also remains unchanged, the addition of the requirement that such ratio be maintained at any time rather than as of month end.

On March 27, 2015, the Company entered into a Fourth Amendment to Credit Agreement and a Fourth Amendment to Ex-Im Working Capital Guarantee Credit Agreement, the purpose of which was to permit the Company to enter into a new guarantee with National Australia Bank Limited ("NAB") in connection with amended credit facilities to be consummated between NAB and SGI.

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note will accrue interest at a rate per annum equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest will be payable in five annual installments, in arrears, commencing on October 1, 2013, and on each succeeding anniversary thereof through and including the Maturity Date (each, a "Payment Date") and on the Maturity Date. Amortizing payments of the principal of $100,000 will also be made on each Payment Date, with any remaining outstanding principal and accrued interest payable on the Maturity Date. The outstanding balance on the IVS Note was $300,000 at March 31, 2015.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $13,178 and $39,320 for the three and nine months ended March 31, 2015, respectively. Accretion of the debt discount was charged to the consolidated statement of operations.

On December 31, 2014 the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017 (the "Pioneer Maturity Date"). The Pioneer Note will accrue interest at 3% per annum. Interest will be payable in three annual installments, in arrears, commencing on December 31, 2015, and on each succeeding anniversary thereof through and including the Pioneer Maturity Date. The principal balance remains outstanding until maturity on December 31, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with NAB. The current facility expires on April 1, 2015 (the "NAB Facility Agreement"), and as of March 31, 2015, $4,025,707 was outstanding under this facility. The NAB credit facilities have been renewed and amended subsequent to March 31, 2015. Refer to subsequent events Footnote 14 for further discussion.

The NAB Facility Agreement comprises several facility lines, including an overdraft facility (AUD $980,000 limit which translated to USD $799,288 at March 31, 2015) and an interchangeable market rate facility and an overseas bills purchased facility (AUD $5,500,000 combined limit which translated to USD $4,485,800 at March 31, 2015). SGI may access the facilities in combination; however, each facility bears interest at a unique interest rate calculated per pricing period -` an interval (ranging from 7 to 180 days) between interest rate adjustments. Each facility's interest rate is calculated as the sum of an applicable indicator rate plus customer margin. The indicator rate for the market rate facility is equal to the "bid rate" quoted on the Bank Bill Swap Bid (BBSY) page of the Reuters Monitor System at or about 10:15 a.m. Sydney Time on the banking date immediately preceding the commencement of the applicable pricing period. Under the market rate facility, the customer margin is equal to 2.35% per annum. Currently, SGI's facilities accrue interest at approximately the following effective rates: market rate facility at 6.6% calculated daily; overseas bills purchased facility at 3.6% to 3.9% calculated daily; and overdraft facility at 7.6% calculated daily.

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

The NAB facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI. The NAB facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB Facility Agreement. SGI was in compliance with all NAB debt covenants at March 31, 2015.

Effective April 21, 2014, the Company agreed to become the guarantor for the NAB Facility and thereby released the SGI's founders from their personal guarantees to NAB. Pursuant to the terms of the 2014 guarantee, in the event of a payment default by SGI and the NAB's exhaustion of all available remedies under the NAB Facility, the Company agrees to pay all unpaid amounts due and owing from SGI to NAB under the NAB Facility up to AUD $10.0 million.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000, which translates to USD $499,785 at March 31, 2015, and a Trade Refinance Facility (the "Keith Machinery and Equipment Facility") for up to AUD $1,350,000, which translates to USD $1,038,015 at March 31, 2015. The Keith credit facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan expires on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.12% as of March 31, 2015). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down amounts up to the maximum of AUD $1,350,000 for periods of up to 180 days, in SGI's discretion, provided the term is consistent with SGI's trading terms. This facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The two Keith credit facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At March 31, 2015, the principal balance on the Keith Building Loan was AUD $576,939 (USD $443,608) and the principal balance on the Keith Machinery and Equipment Facility was AUD $0 (USD $0).

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2015	$2,208
2016	2,108,995
2017	164,713
2018	10,161,777
2019	55,451
Thereafter	277,256
Total	$12,770,400

NOTE 7 - SENIOR CONVERTIBLE NOTES AND WARRANTS

On December 31, 2014, the Company consummated the sale of senior secured convertible debentures (the "Debentures") and common stock purchase warrants (the "Warrants") to various institutional investors ("Investors") pursuant to the terms of a securities purchase agreement among the Company and the Investors. At closing, the Company received $27,000,000 in gross proceeds. Offering expenses of $1,915,417 attributed to the Debentures were recorded as deferred financing fees and recorded as a debt discount on the consolidated balance sheet and offering expenses of $424,433 attributed derivative warrants were expensed to the statement of operations during the nine months ended March 31, 2015. The net proceeds were paid directly to DuPont Pioneer in partial consideration for the purchase of certain Pioneer assets, the closing for which also took place on December 31, 2014. See Note 3 for further discussion of the Pioneer Acquisition.

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

The Debentures provide for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption is required in the event of certain real estate sales and otherwise is optional. In accordance with the terms of the Debentures, following the sale of 759 acres of farmland property in the Imperial Valley of California, which resulted in sale proceeds of $7,100,000, the Company redeemed $5,000,000 in principal amount of the Debentures on a pro rata basis. At March 31, 2015, the Company has outstanding $22,000,000 in principal amount of the Debentures following the real estate sale redemption. The reduction in principal was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments that commence on July 1, 2015, but does have the effect of reducing the term of the Debentures from December 1, 2017 to June 1, 2017.

Following the real estate redemption, the Company may otherwise redeem the Debentures before maturity upon payment of the optional redemption price, which is equal to 120% of the sum of the principal amount of the Debentures, all accrued and unpaid interest, all other interest that would accrue if the Debentures were held to maturity and any unpaid liquidated damages that may be assessed under any of the transaction documents, including the Securities Purchase Agreement, the Registration Rights Agreement and the Warrants. The Debentures are convertible, at the holder's option, into the Company's common stock at an initial conversion price of $5.00, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If, on September 30, 2015, the conversion price of $5.00 exceeds the arithmetic average of the 10 lowest daily volume weighted average prices ("VWAPs") of the common stock during the 20 consecutive trading days ending on the trading day that is immediately prior to September 30, 2015 the conversion price will adjust to that arithmetic average but in no event will the price be reset below $4.15 (as adjusted for any stock dividends, stock split, stock combination, reclassification or similar transaction occurring after December 30, 2014). The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of common stock. The Warrants are exercisable beginning June 30, 2015 and expire on June 30, 2020, unless earlier redeemed. The Warrants are initially exercisable at an exercise price equal to $5.00, subject to adjustment for stock splits, combinations or similar recapitalization events. If, on September 30, 2015, the exercise price then in effective exceeds the arithmetic average of the 10 lowest daily VWAPs of the Company's common stock during the 20 consecutive trading days ending on the trading day that is immediately prior to September 30, 2015 then the exercise price for the Warrants will be reset to that arithmetic average, but in no event will the reset price fall below $4.15 (as adjusted for any stock dividends, stock split, stock combination, reclassification or similar transaction occurring after December 30, 2014). In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time after July 1, 2015, provided that (i) all equity conditions set forth in the Warrant have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

The aggregate gross proceeds of $27,000,000 were allocated between the Debentures and the Warrants. Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. The Warrants were initially valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5.5 years, (ii) volatility of 53.4%, (iii) risk-free interest rate of 1.65%, and (iv) dividend rate of zero. The exercise price re-set feature was captured within the Monte-Carlo simulation by creating a series of stock price paths and examining whether or not the simulated stock price was less than the original stated exercise price. If the simulated value was less, the exercise price was adjusted downward using the formula per the warrant purchase agreement. If the simulated stock price was higher, the exercise price remained set at the originally stated exercise price.

The remaining $22,138,000 of proceeds was allocated to the Debentures. The required redemption contingent upon the real estate sale was determined to be an embedded derivative not clearly and closely related to the borrowing. As such, it was bifurcated and treated as a derivative liability, recorded initially at its fair value of $150,000, leaving an allocation to the host debt of $21,988,000. The difference between the initial amount allocated to the borrowing and the face value of the Debentures will be amortized over the term of the Debentures using the effective interest method. In addition, debt issuance costs totaling $1,915,417 are being amortized over the term of the Debentures using the effective interest method.

While the conversion feature of the Debentures does not require separate accounting as either a derivative or an equity component, the potential reset of the conversion price on September 30, 2015 created a contingent beneficial conversion feature. If the conversion price is adjusted at September 30, 2015 to a price less than $4.88 per share, a beneficial conversion feature will be recognized at that time. Initially, the maximum beneficial conversion feature was approximately $3,900,000, based on a potential reset to the floor of $4.15 per share. The redemption of $5,000,000 in principal amount of Debentures means that the maximum beneficial conversion feature that may be recognized has decreased to $3,200,000. Any beneficial conversion feature recognized will reduce the recognized value of the debt and be treated as additional debt discount, which will be accreted to interest expense over the remaining term of the Debentures.

Accounting for the Redemption

The redemption of $5,000,000 in principal amount of the Debentures was accounted for as a partial extinguishment of the borrowing, as well as the settlement of the derivative recognized initially. The redemption resulted in a loss of $1,146,090, which is included in the interest expense - amortization of debt discount line item on the consolidated statement of operations.

The annual maturities of convertible notes are as follows:

Fiscal Year	Amount

2015	$-
2016	11,172,414
2017	10,827,586
2018	-
2019	-
Thereafter	-
Total	$22,000,000

NOTE 8 - WARRANTS

The following table summarizes the warrants outstanding at March 31, 2015:

	Issue	Warrants	Exercise Price	Expiration
	Date	Outstanding	Per Share / Unit	Date

Class B warrants	May 2010	1,421,000	$11.00	May 2015
Underwriter warrants - units	May 2010	119,000	$13.20	May 2015
Underwriter warrants	May 2012	50,000	$6.88	Feb 2017
Warrants	Dec 2014	2,699,999	$5.00	Jun 2020
		4,289,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $2.4 million at March 31, 2015 and maturities range from April 2015 to July 2015.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $25,032 at March 31, 2015 compared to a foreign currency contract asset of $627 at June 30, 2014. The Company recorded a loss on foreign exchange contracts of $116,004 and $445,468, which is reflected in cost of revenue for the three and nine months ended March 31, 2015. The Company recorded a gain on foreign exchange contracts of $0 and $111,194 during the three and nine months ended March 31, 2014, which is reflected in cost of revenue.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Grover T. Wickersham, a member of the Company's Board of Directors, has a non-controlling ownership interest in Triangle T Partners, LLC ("TTP") and served as a member of its Board of Managers until his resignation in December 2012. The Company used the services of TTP employees and TTP equipment in connection with harvesting certain alfalfa seed fields farmed by the Company during the first quarter of fiscal 2015 and 2014. In addition, the Company purchased alfalfa seed from TTP during such periods. The Company incurred $400 and $79,033 of charges from TTP for its services and costs in connection with farming operations and seed purchases during the three and nine months ended March 31, 2015, respectively. The Company incurred $0 and $98,765 of charges from TTP for its services and costs in connection with farming operations during the three and nine months ended March 31, 2014 respectively. Amounts due to TTP totaled $0 at March 31, 2015 and $100,500 at June 30, 2014, respectively.

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production will be offered and sold to the Company, and the

Company will have the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $7,678,966 to IVM during the nine months ended March 31, 2015. Amounts due to IVM totaled $2,358,130 and $651,611 at March 31, 2015 and June 30, 2014, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. During fiscal year 2015, the Company purchased a total of $339,910 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $386,693 at March 31, 2015 and $373,341 at June 30, 2014.

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

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest. The Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period.

Beginning with the quarter ended December 31, 2014, the Company began utilizing a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. The fair value of grants issued prior to the quarter ended December 31, 2014 were estimated using a lattice model. The weighted average assumptions used in the Black-Scholes-Merton model were:( i) 1.4% - 1.5% risk free rate of interest; (ii) 0% dividend yield and (iii) 50.8% volatility of common stock. The Company applied forfeiture assumptions of 5.2%-14.9% to the estimated fair values to determine the net expense to record in the consolidated financial statements.

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the nine months ended March 31, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant.

A summary of stock option activity for the year ended June 30, 2014 and nine months ended March 31, 2015 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at June 30, 2013	827,000	$4.74	2.8
Granted	270,000	6.44	4.5
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.6
Outstanding at June 30, 2014	1,087,000	5.17	2.5
Granted	227,197	3.89	9.9
Exercised	(370,000)	4.00	-
Canceled/forfeited/expired	(12,500)	-	-
Outstanding at March 31, 2015	931,697	5.28	4.3
Options vested and exercisable at March 31, 2015	561,378	$5.53	2.3

The weighted average grant date fair value of options granted and outstanding at March 31, 2015 was $1.06. At March 31, 2015, the Company had $444,488 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.3 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $35,967 and $36,500 of stock-based compensation expense associated with this grant during the three months ended March 31, 2015 and 2014, respectively. The Company recorded $109,500 and $109,500 of stock-based compensation expense associated with this grant during the nine months ended March 31, 2015 and 2014, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Nine Months Ended March 31, 2015
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	24,332	$6.00	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	24,332	$6.00	0.1

At March 31, 2015, the Company had $14,786 of unrecognized stock compensation expense related to the restricted stock grants, which will be recognized over the weighted average remaining service period of 0.1 years.

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vested on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013.

The Company recorded $142,262 and $142,348 of stock-based compensation expense associated with this grant during the three months ended March 31, 2015 and 2014, respectively. The Company recorded $433,108 and $433,370 of stock-based compensation expense associated with this grant during the nine months ended March 31, 2015 and 2014, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Nine Months Ended March 31, 2015
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	191,336	$10.66	-
Granted	-	-	-
Vested	(40,998)	-	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	150,338	$10.66	2.5

At March 31, 2015, the Company had $1,446,329 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.5 years.

At March 31, 2015 there were 188,590 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2015 and 2014 totaled $233,848 and $215,108, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2015 and 2014 totaled $680,923 and $652,603, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2015 and 2014, respectively.

	Nine Months Ended
	March 31,
	2015	2014
(Increase) decrease in non-cash net assets of subsidiary due to foreign currency translation gain (loss)	$(3,360,977)	$102,557

Fair value of assets acquired	60,780,727	-
Cash paid for the acquisition	(27,000,000)	-
Promissory note issued	(10,000,000)	-
Contingent consideration issued	(2,200,000)	-
Amount payable to seller	(9,688,881)	-
Liabilities assumed	$11,891,846	$-

NOTE 14 - SUBSEQUENT EVENTS

On April 1, 2015, the Company issued 9,072 shares of common stock in the settlement of previously granted RSU's that vested on April 1, 2015.

On April 20, 2015, the Company consummated the purchase of 1,263 newly-issued shares of Bioceres, S.A., valued at USD $791.64 per share for a total value of $999,841. Bioceres, S.A. is an agricultural biotechnology company focused on improving seed traits. The consideration for the purchase was the issuance of 200,000 shares of the Company's authorized common stock, at price per share of USD $4.64 on the date of closing, for total consideration of USD $928,000. This investment is being recorded under the cost method.

In April 2015, SGI replaced and amended certain of its credit facilities with NAB (the "2015 NAB Amendment"). Pursuant to the 2015 NAB Amendment:

  SGI replaced its prior AUD $9,000,000 combined stock finance and overseas payment facility with a new trade refinance facility (the "Trade Refinance Facility") having a credit limit of AUD $12,000,000 (which translates to USD $9,226,800 at March 31, 2015). The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum (in either case, subject to increase to a default rate (9.86% as of March 31, 2015). Interest is payable each month in arrears. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of USD $13,000,000). The facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. The Trade Refinance Facility expires on March 31, 2016.
  The overdraft facility portion of the credit facilities (AUD $980,000) was extended to March 31, 2016.
  A number of lending covenants were eliminated from the facilities, and several lending covenants were added that relate to, among other things, minimum capital requirements.

In April 2015, the Company entered into a new guarantee with NAB under the terms of which the Company has guaranteed SGI's performance under the NAB credit facilities up to a maximum of AUD $15,000,000 in the event of SGI's default and NAB's exhaustion of its remedies under the NAB credit facilities.

In April 2015, pursuant to an executed assignment between Imperial Valley Seeds, Inc. ("IVS") and Fred Fabre dated December 30, 2014 (the "Note Assignment"), the IVS Note referred to in Note 6 was assigned by IVS to Mr. Fabre, who became the payee thereunder. All future annual payments of interest and principal will be payable to Mr. Fabre in accordance with the IVS Note and the Note Assignment.

On May 3, 2015, the Class B warrants issued as a component of the units sold in the Company's initial public offering in May 2010 expired in accordance with their terms. At the time of expiration, there were 1,421,000 Class B warrants outstanding, entitling the holders to purchase up to an aggregate of 1,421,000 shares of common stock at $11.00 per share.

On May 3, 2015, the underwriter's warrants issued to the managing underwriter of the Company's initial public offering in May 2010 expired in accordance with their terms. At the time of the expiration, underwriter's warrants to purchase up to 119,000 units were outstanding. The units consisted of the right to receive two shares of common stock, one Class A warrant and one Class B warrant upon exercise of the warrants at an exercise price of $13.20.

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

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are the leading producer of warm climate (non-dormant), high-yield alfalfa seed varieties, including varieties that can thrive in poor, saline soils and are drought tolerant. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, provides us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. In addition to alfalfa seed production and sales, which is our core business, we also offer seed cleaning and processing for other seed manufacturers and conduct an ongoing stevia breeding program. Until we incorporated in 2009, our business was operated for almost 30 years as a general partnership and was owned by five general partners. We incorporated in October 2009 in Delaware, having bought out the former partners between June 2008 and May 2010, and reincorporated as a Nevada corporation in December 2011.

Following our initial public offering in fiscal 2010, we expanded certain pre-existing business initiatives and added new ones, including:

  increasing our contract production acreage dedicated to non-dormant alfalfa seed production, by increasing the number of acres under contract with growers in the Central and Imperial Valleys of California and South Australia;

  teaming with Forage Genetics International, LLC and Monsanto Corporation to develop genetically modified organism (GMO) alfalfa seeds, using our germplasm and Monsanto's genetically modified traits;

  implementing a stevia breeding program in an effort to develop new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener;

  acquiring the customer list of our primary international distributor of alfalfa seed in July 2011;

  entering into the dormant alfalfa seed market through the acquisition of a portfolio of dormant germplasm in August 2012;

  entering into production of non-GMO seed in California's Imperial Valley by acquiring Imperial Valley Seeds, Inc. ("IVS") in October 2012 and acquiring farmland in Imperial Valley through purchase and lease, thereby ensuring a non-GMO contaminated source of seed due to the prohibition on GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  entering into production of non-GMO seed in Southern Australia by acquiring the dominant local producer, Seed Genetics International Pty Ltd ("SGI") in April 2013; and

  acquiring alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities.

We believe our 2013 combination with SGI created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the completion of the DuPont Pioneer Acquisition of dormant alfalfa seed assets in December 2014, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, five additional Western states, Australia and three provinces in Canada. We now sell our seed products in more than 25 countries around the globe.

We fulfill our seed requirements by contracting with farmers in the San Joaquin and Imperial Valleys of California, and Southern Australia, and as a result of the DuPont Pioneer Acquisition, we have gained additional growers located primarily in Idaho, California, Eastern Oregon and Washington, as well as growers in other western states and Alberta, Canada. We also produce some of our seed directly by farming acreage we lease or own in California. In March 2015, we sold most of our farmland but continue to grow our own seed on leased acreage. Once our seed is processed and bagged at our facilities in California and Idaho or at the facilities of third party processors in Southern Australia, the majority of it is marketed and sold to agribusiness firms throughout the world for the growing of alfalfa hay.

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

Our alfalfa seed business is seasonal, and historical sales prior to the acquisition of SGI were concentrated in the first six months of our fiscal year (July through December). The acquisition of SGI in April 2013 provided us with a geographically diversified and year-round production cycle, allowing us to carry sufficient levels of inventory throughout the year to respond to customer demands in a more consistent manner. With the recent Pioneer Acquisition, we expect that our first fiscal quarter will reflect our lowest percentage of sales and our third and fourth quarters will be our most significant sales quarters. This will likely mitigate (at least in part) the seasonality of our business.

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

Our principal business is subject to uncertainty caused by various factors, which include but are not limited to the following: (i) our seed growers may decide to grow different crops when prices for alternative commodities are on the rise, which can impact our ability to produce seed; (ii) farmers who typically purchase our seed to grow alfalfa hay may plant alternative crops due to a decline in the dairy industry (and corresponding decline in demand for alfalfa hay) or to plant crops with greater profit margins and in either case, resulting in smaller quantities of our seed being purchased; (iii) farmers may choose to convert their alfalfa hay crops to non-certified common seed resulting in an overabundance of non-certified seed entering the market and driving down the overall market price for alfalfa seed, including the market for certified alfalfa seed; (iv) the risks of internally farmed operations such as adverse agronomic decisions, weather conditions, natural disasters, crop disease, pests, lack of water and other natural conditions as well as other factors outside our control; and (v) the risks of doing business internationally. As a result of these factors and others, our revenue and margins can be difficult to project.

We are still uncertain as to the extent to which Roundup Ready® alfalfa might negatively impact our business, if at all. Moreover, the lack of regulations regarding field isolation could raise concerns about the adventitious presence of GMO material in our non-GMO seed. In fiscal 2012, the first year in which Roundup Ready® alfalfa was planted in the San Joaquin Valley, the presence of GMO traits in our fields was discovered. In fiscal 2013, the number of lots of our seed that tested positive for the adventitious presence of GMO was greater than in fiscal 2012. We expect that there will continue to be some GMO presence in our seed, at least until such time as regulations are in place and enforced to require field isolation. Maintaining the integrity of our seed is critical to us as a large majority of our non-dormant customers are located within regions, including MENA that substantially restrict or prohibit the importation of GMO seed varieties. We actively test for the presence of GMO in our seed stock. The presence of GMO alfalfa in significant amounts of our contracted seed production could severely limit the amount of seed that we have available to sell into MENA and other locations that prohibit GMO seed varieties. Furthermore, due to widespread negative perception of GMO material, even if we were able to successfully remediate adventitious presence of GMO in our seed production, there are no assurances that we would be able to achieve export sales to MENA and other non-GMO locations at the same levels as we achieved before the adventitious presence of GMO.

We have entered into a series of agreements with Monsanto and Forage Genetics to produce and sell GMO alfalfa seed; however, we are still conducting field trials on performance. Commercial production acreage was planted in the fall of 2014 for our first commercial harvest. Once testing results have been approved by Monsanto, sales could commence as early as the fall of 2015 but may not start until the fall of 2016. Due to issues surrounding field isolation from GMO-based crops and the widespread ban of GMO-based crops in many international markets, including markets that are critical to our business, we must take particular care in the planting of any GMO-based alfalfa seed we grow.

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

In our breeding program, we have identified stevia plant lines containing high overall steviol glycosides, including rebaudioside A ("Reb A"), stevioside, Reb B and Reb C. These plants have also been selected for their improved taste, production and hardiness. We have conducted extensive HPLC sample testing of stevia plants under development and have made further selections and crosses of these plants this season based upon test results. Selections so made are currently in multiple field trials. We filed two patent applications during the second quarter of fiscal 2015.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2015 was $30,527,798 compared to $8,130,725 for the three months ended March 31, 2014. The $22,397,073 increase in revenue during the quarter was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We are also experiencing an increase in sales orders for the Middle East as we began to see recovery from the market surplus of low priced 2013 Australian crop that negatively impacted sales in prior quarters.

Sales direct to international customers represented 23% and 79% of revenue during the three months ended March 31, 2015 and 2014, respectively. Domestic revenue accounted for 77% and 21% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. The increase in domestic revenue is directly attributed to sales to DuPont Pioneer.

Cost of revenue of $23,410,046 in the three months ended March 31, 2015 was 76.7% of revenue, while the cost of revenue of $6,482,693 in the three months ended March 31, 2014 was 79.7% of revenue.

Total gross profit margins for the current quarter totaled 23.3% versus 20.3% in the comparable period of the prior year. We are seeing the anticipated improvement in gross margins due to pricing strength taking hold within certain end markets, a change in sales mix to higher-margin products and gross margin contributions from the operations acquired from DuPont Pioneer. While there will continue to be quarterly fluctuations in gross profit margins based on product sales mix, we anticipate strong gross margins for the coming quarters due to pricing strength that appears to be taking hold within certain end markets, a change in sales mix to higher-margin products and gross margin contributions from the operations acquired from DuPont Pioneer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2015 totaled $2,260,987 compared to $1,727,394 for the three months ended March 31, 2014. The $538,584 increase in SG&A expense versus the prior year was in line with expectations and primarily due to the incremental expense associated with the acquired DuPont Pioneer operations, non-recurring transaction expenses related to the acquisition of approximately $111,000 incurred during the quarter and an increase in other selling and administrative expenses. As a percentage of revenue, SG&A expenses were 7.5% in the current period compared to 21.2% in the three months ended March 31, 2014.

Research and Development Expenses

Research and development expenses ("R&D") for the three months ended March 31, 2015 totaled $611,688 compared to $162,171 in the comparable period in the prior year. The increase of $444,517 from the comparable period of the prior year was in line with our expectation of approximately $425,000 and primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2015 was $580,365 compared to $315,381 for the three months ended March 31, 2014. Included in the amount was amortization expense for intangible assets, which totaled $464,044 in the current quarter and $234,622 in the comparable period of the prior year. The $264,984 increase in depreciation and amortization expense over the comparable period in the prior year is a result of depreciation and amortization of assets acquired from DuPont Pioneer.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $33,503 for the three months ended March 31, 2015 compared to a gain of $11,217 for the comparable period of the prior fiscal year. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $1,082,000 charge to non-cash change in derivative warrant liability expense represents the increase in fair value of the outstanding warrants issued in December 2014. The increase is driven by a $0.62 increase in the closing stock price at March 31, 2015, from the initial measurement date of December 31, 2014.

Interest Expense - Amortization of Debt Discount

Amortization of debt discount expense for the three months ended March 31, 2015 was $2,020,472 compared to $12,894 for the three months ended March 31, 2014. The increase represents the amortization of the debt discount and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease. The three months ended March 31, 2015 includes $1,146,090 of accelerated amortization expense as a result of the $5,000,000 early principal redemption of the debentures. We expect non-cash amortization of debt discount to be approximately $885,000 for the fourth quarter of fiscal 2015.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended March 31, 2015 totaled $728,957 compared to $136,357 for the three months ended March 31, 201. Interest expense primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration, and the working capital credit facilities with NAB and Wells Fargo. The $592,598 increase in interest expense is primarily driven by $531,555 of interest on the convertible debentures and $75,000 of interest on the DuPont Pioneer Note, all of which were issued on December 31, 2014.

Provision (Benefit) for Income Taxes

Income tax provision totaled $244,471 for the three months ended March 31, 2015 compared to income tax benefit of 289,458 for the three months ended March 31, 2014. Our effective tax rate was (108.7%) in the current quarter versus 42.1% in the three months ended March 31, 2014. The changes in our effective tax rate for the three months ended March 31, 2015 were primarily attributable to the charges for change in fair value of the derivative liabilities. These charges are not deductible for federal income tax purposes. The impact of these non-deductible expenses was recorded as a discrete item during the quarter and had the impact of producing tax expense during the three months ended March 31, 2015.

Net Loss

We had a net loss of $469,329 for the three months ended March 31, 2015 compared to $398,594 for the three months ended March 31, 2014. The decrease in profitability was attributable primarily to the change in derivative warrant liability and incremental interest expense associated with the convertible debentures discussed above. The net loss per basic and diluted common share for the current quarter was $(0.04), compared to ($0.03) for the three months ended March 31, 2014.

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2015 was $52,485,798 compared to $31,969,509 for the nine months ended March 31, 2014. The $20,516,290 increase in revenue for the nine months ended March 31, 2015 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We are also experiencing an increase in sales orders for the Middle East as we began to see recovery from the market surplus of low priced 2013 Australian crop that negatively impacted sales in prior quarters. For the fiscal year ending June 30, 2015, we expect annual revenues to be approximately $80 million.

Sales direct to international customers represented 50% and 80% of revenue during the nine months ended March 31, 2015 and 2014, respectively. Domestic revenue accounted for 50% and 20% of our total revenue for the nine months ended March 31, 2015 and 2014, respectively. The increase in domestic revenue is directly attributed to sales to DuPont Pioneer.

Cost of revenue of $42,093,045 in the nine months ended March 31, 2015 was 80.2% of revenue, compared to $25,636,066 in the nine months ended December 31, 2014. Cost of revenue was 80.2% of revenue for the periods ending March 31, 2015 and 2014.

Total gross profit margins were 19.2% and 19.2% for nine months ended March 31, 2015 and 2014, respectively. While gross profit margins are flat year over year, we are beginning to see the anticipated improvements due to pricing strength and sales mix.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2015 totaled $7,040,906 compared to $4,787,638 for the nine months ended March 31, 2014. The $2,253,268 increase in SG&A expense versus the prior year was primarily due to the non-recurring transaction expenses of approximately $1,256,170 and the expenses associated with the newly acquired business. As a percentage of revenue, SG&A expenses were 13.5% in the current period compared to 15% in the nine months ended March 31, 2014.

Research and Development Expenses

R&D for the nine months ended March 31, 2015 totaled $1,052,226 compared to $647,260 in the comparable period in the prior year. The increase of $404,966 from the comparable period of the prior year was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2015 was $1,210,676 compared to $947,169 for the nine months ended March 31, 2014. Included in the amount was amortization expense for intangible assets, which totaled $931,705 in the nine months ended March 31, 2015 and $711,646 in the comparable period of the prior year. The $263,507 increase in depreciation and amortization expense over the comparable period in the prior year is a result of depreciation and amortization of assets acquired from DuPont Pioneer.

Impairment Expense

We recorded an impairment charge of $500,198 during the nine months ended March 31, 2015, as the carrying value of certain farmland related assets was deemed in excess of net realizable value. These farmland assets were sold in March 2015, and an additional loss on disposal of $24,646 was recorded during the three months ended March 31, 2015.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $116,392 for the first nine months of the current fiscal year compared to a gain of $41,415 for the comparable period of the prior fiscal year. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2015 was $2,046,615 compared to $38,473 for the nine months ended March 31, 2014. The increase represents the amortization of the debt discount and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease. The three months ended March 31, 2015 includes $1,146,090 of accelerated amortization expense as a result of the $5,000,000 early principal redemption of the convertible debentures.

Interest Expense - Convertible Debt and Other

Interest expense during the nine months ended March 31, 2015 totaled $1,137,208 compared to $390,904 for the nine months ended March 31, 2014. Interest expense primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration and the working capital credit facilities with NAB and Wells Fargo. The $746,304 increase in interest expense is primarily driven by $531,555 of interest on the convertible debentures, $75,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014, and $139,749 of interest expense attributed to higher levels of working capital resulting in additional borrowings on the working capital facilities.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $931,808 for the nine months ended March 31, 2015 compared to $182,436 for the nine months ended March 31, 2014. Our effective tax rate was 24.4% during the nine months ended March 31, 2015 versus 42.5% for the comparable period in the prior year. The decrease of the estimated annual effective tax rate from 32.7% as of December 31, 2014 was primarily due to adjustments for the change in fair value of the derivative warrant liability. The charges associated with the fair value adjustments are not deductible for federal income tax purposes. The Company's effective tax rate differs from the US federal statutory rate as a result of these nondeductible expenses.

Net Loss

We had a net loss of $2,886,306 for the nine months ended March 31, 2015 compared to $247,253 for the nine months ended March 31, 2014. The increase in loss was attributable primarily to the non-recurring transaction charges, the change in derivative warrant liability and incremental interest expense associated with the convertible debentures discussed above. The net loss per basic and diluted common share was $(0.24) for the nine months ended March 31, 2014, compared to ($0.02) for the nine months ended March 31, 2014.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second quarter. In fiscal 2015, we paid our California growers from our legacy business approximately 50% in October 2014, and the remaining 50% was paid in February 2015. SGI, our Australian-based subsidiary, has a production cycle that is counter cyclical to North America; however, it also puts a greater demand on our working capital and working capital requirements during the second, third and fourth quarters based on timing of payments to growers in the second through fourth quarters. The grower base acquired in the recent Pioneer Acquisition will be paid on a schedule similar to our historical North American grower base. The timing of collection of receivables from DuPont Pioneer is defined in the distribution agreement with DuPont Pioneer, and consists of three installment payments, one in each of the second, third and fourth quarters. As a result of the Pioneer Acquisition, going forward we anticipate our working capital demands to be highest in second and third quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. Our future revenues and cash collections pertaining to the new production and distribution agreements with DuPont Pioneer will provide us with greater predictability as sales to DuPont Pioneer will be concentrated in our third and fourth quarters and payments will be received in three installments over the October to mid-April time period.

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

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our securities and credit facilities from financial institutions, both in California and South Australia. We are currently in discussions with several financial institutions regarding the expansion and replacement of our working capital lines of credit, which mature on July 1, 2015.

We raised an aggregate of $31,658,400 in gross proceeds in two separate private placements that closed on December 31, 2014.

In the first of these two financings, we sold 1,294,000 shares of our common stock at $3.60 for gross proceeds of $4,658,400 to one accredited investor in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On the same day, we also sold $27,000,000 aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020 in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we are required to make monthly redemption payments, payable, at our option, in cash, shares of common stock or a combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option in the event a redemption payment is to be made in stock and contains certain limited acceleration rights of the company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In March 2015, following the sale of farmland we previously owned in California's Imperial Valley, we were required to, and did, redeem $5,000,000 in principal amount of the debentures on a pro rata basis. The debentures are senior secured obligations, subject only to certain secured obligations of Wells Fargo Bank and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the Pioneer Acquisition). The rights of those secured creditors are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,339,850, yielding net proceeds of approximately $24,660,150. The net proceeds from these two financing transactions were used primarily to fund the cash portion of the purchase price of the Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

On December 31, 2014 in connection with the Pioneer Acquisition, we issued a secured promissory note (the "Note") payable by us to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Note) of up to $5,000,000 based on our sales under the distribution and production agreements entered into in connection with the Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The Note accrues interest at a rate of 3% per annum, and interest is payable in three annual installments, in arrears, commencing on December 31, 2015. Our obligations under the Note are secured by certain of the assets purchased in the Pioneer Acquisition and are subject to the Intercreditor Agreement. The Note matures on December 31, 2017.

Since 2011, we have had one or more ongoing revolving credit facility agreements with Wells Fargo.

On February 21, 2014, we entered into our most recent credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4,000,000 to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver is limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before July 1, 2015. We are in discussions with Wells Fargo regarding an extension of these facilities and other financial institutions with respect to the replacement of the New Facilities at maturity. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment, subject to the Intercreditor Agreement entered into in connection with the sale of the debentures in December 2014. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly-owned subsidiary, Seed Genetics International Pty Ltd. The Facilities bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.75% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

The financial covenants imposed by Wells Fargo under the February 2014 New Facilities Credit Agreements include the following: a consolidated tangible net worth of not less than $30,000,000, measured quarterly; a consolidated debt service coverage ratio of not less than 1.25 to 1.0, measured at each fiscal year end; a maximum consolidated leverage ratio of 1.50 to 1.00, measured quarterly; a consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly; and a consolidated asset coverage ratio of not less than 1.75 to 1.0, measured monthly. As of March 31, 2015, we did not meet the covenant requiring consolidated net income after taxes of not less than $1.00 on a rolling four-quarter basis, measured quarterly. We received a letter from Wells Fargo waiving this covenant for the March 31, 2015 reporting period. We are in compliance with all other debt covenants at March 31, 2015.

The outstanding balance on the Wells Fargo working capital facilities was $10,000,000 at March 31, 2015.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of 640 acres of Imperial Valley farmland. The Term Loan bore interest at a rate per annum equal to 2.35% above LIBOR as specified in the term note.

In January 2015, we entered into agreements to sell 759 acres of farmland in Calipatria, California, as well as 30 acres of farmland in Five Points, California, for an aggregate of $7,300,000. Concurrently, we signed an agreement with the purchaser of the Calipatria farmland for continued alfalfa seed production of our proprietary alfalfa seed varieties on a contracted basis. In March 2015, we closed on the sale of the 759 acres of farmland, and we used the proceeds to pay-off the existing $2.2 million Wells Fargo Term Loan, and we utilized the remaining proceeds to prepay $5,000,000 on of the convertible debentures issued in December 2014.

At March 31, 2015, the Company has outstanding $22,000,000 in principal amount of the debentures following the real estate sale redemption. The reduction in principal was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments that will commence on July 1, 2015, but the redemption does have the effect of reducing the term of the debentures from December 1, 2017 to June 1, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Limited ("NAB"). As of March 31, 2015, $4,025,707 was outstanding under the NAB working capital facilities.

In April 2015, the NAB facilities were amended and renewed and will expire on March 31, 2016 (the "2015 NAB Facility Agreements"). Pursuant to the 2015 NAB Facility Agreements:

  SGI replaced its prior AUD $9,000,000 combined stock finance and overseas payment facility with a new trade refinance facility (the "Trade Refinance Facility") having a credit limit of AUD $12,000,000 (which translates to USD $9,226,800 at March 31, 2015). The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum (in either case, subject to increase to a default rate (9.86% as of March 31, 2015). Interest is payable each month in arrears. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000). The facility contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. The Trade Refinance Facility expires on March 31, 2016.

  The overdraft facility portion of the credit facilities (AUD $980,000) was extended to March 31, 2016.
  A number of lending covenants were eliminated from the facilities, and several lending covenants were added that relate to, among other things, minimum capital requirements.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities	$9,343,484	$(13,328,607)
Cash flows from investing activities	(30,628,046)	(641,215)
Cash flows from financing activities	22,563,758	3,990,521
Effect of exchange rate changes on cash	189,464	(137,934)
Net increase (decrease) in cash	1,468,660	(10,117,235)
Cash and cash equivalents, beginning of period	1,167,503	11,781,074
Cash and cash equivalents, end of period	$2,636,163	$1,663,839

Operating Activities

For the nine months ended March 31, 2015, operating activities provided $9,343,484 in cash. Net loss adjusted for non-cash items generated $1,884,790 in cash, and changes in operating assets and liabilities generated $7,458,694. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in accounts receivable and inventory balances of $8,167,899 and $10,179,531, respectively, partially offset by a reduction of payables of $10,826,862.

For the nine months ended March 31, 2014, operating activities used $13,328,607 in cash. Increases of $5,713,554 in inventory and $936,621 in crop productions costs and a decrease in accounts payable (including related parties) of $6,843,245 were the largest uses of cash from operations.

Investing Activities

Investing activities during the nine months ended March 31, 2015 used $30,628,046 in cash. The Pioneer Acquisition accounted for $36,688,881 of the cash used in investing activities, proceeds from the March 2015 sale of the Calipatria (Imperial Valley) farmland provided $7,100,000, and $1,034,183 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Investing activities during the nine months ended March 31, 2014 used $641,215 in cash. This amount consisted of $351,899 used to acquire a minority investment in shares of Bioceres S.A, and the remaining $289,316 used to purchase equipment.

Financing Activities

Financing activities during the nine months ended March 31, 2015 provided $22,563,758 in cash. The convertible debt offering consummated concurrently with the Pioneer Acquisition provided gross proceeds of $27,000,000, less $1,915,417 of debt issuance costs. The equity offering that closed concurrently with the Pioneer Acquisition provided net proceeds of $4,169,025, consisting of $4,658,400 in gross proceeds and $488,975 of related fees. We used the proceeds from the sale of our Calipatria farmland to pay off the Term Loan with Wells Fargo and to redeem $5,000,000 in principal amount (and accrued interest thereon) of convertible debentures.

Financing activities during the nine months ended March 31, 2014 provided $3,990,521 in cash, consisting primarily of net borrowings on working capital lines of credit of $5,050,874, offset by $719,856 of principal payments on long-term loans.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2015.

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

We account for equity instruments, including stock options issued to non-employees, in accordance with authoritative guidance for equity-based payments to non-employees (FASB ASC 505-50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

Beginning with the quarter ended December 31, 2014, we adopted the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model, as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Income Taxes: We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and stockholders' equity.

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

Our subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price, accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K filed with the SEC on September 29, 2014, except as set forth in our Registration Statement on Form S-3, filed on January 30, 2015 and any amendments or supplements thereto, our Quarterly Report on Form 10-Q for the six months ended December 31, 2014, which was filed on February 17, 2015, and as follows:

We have had a material concentration of revenue from a small group of customers that fluctuates, and the loss of any of these customers in any quarter could have a material adverse effect on our revenue.

On a historical basis, we have experienced a material concentration of revenue from a small group of customers. This concentration fluctuates from quarter to quarter, depending on our customer's specific requirements, which are themselves cyclical. However, in any particular quarter, we generally have a small group of customers that accounts for a substantial portion of that quarter's revenue. Most of these customers are not contractually obligated to purchase seed from us. The loss of one or more of these customers on a quarterly basis, when taken year over year, could have a material adverse impact on our business, financial position, results of operations and operating cash flows. We could also suffer a material adverse effect from any losses arising from a major customer's disputes regarding shipments, product quality or related matters, or from our inability to collect accounts receivable from any major customer. There are no assurances that we will be able to maintain our current customer relationships or that they will continue to purchase our seed in the current projected quantities. Any failure to do so may materially adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2015.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President Finance and Administration and Chief Financial Officer (Principal Accounting and Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Asset Purchase and Sale Agreement, dated December 19, 2014, between S&W Seed Company and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2014)(1)

2.2	First Amendment to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)(1)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 19, 2011)
3.2	Amended and Restated Bylaws of S&W Seed Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 2013)
3.3	First Amendment to Amended and Restated Bylaws of the Registrant(incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 23, 2014)
3.4	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 7, 2015)
10.1	Third Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, National Association, entered into as of February 27, 2015(2)
10.2	Revolving Line of Credit Note dated February 27, 2015, payable to Wells Fargo Bank, National Association(2)
10.3	Third Amendment to Ex-Im Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, National Association, entered into as of February 27, 2015(2)
10.4	Ex-Im Working Capital Guarantee Revolving Line of Credit Note dated February 27, 2015, payable to Wells Fargo Bank, National Association(2)
10.5	Fourth Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, National Association, entered into as of March 26, 2015(2)
10.6	Fourth Amendment to Ex-Im Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, National Association, entered into as of March 26, 2015(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
(1)

Exhibits and schedules to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(2)	Filed herewith.
(3)	Furnished herewith.