Form 10-K
period 2015-06-30
S&W Seed Co
filed 2015-09-30
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-34719

S&W SEED COMPANY
 (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	27-1275784 (I.R.S. Employer Identification No.)

7108 North Fresno Street, Suite 380 Fresno, CA (Address of Principal Executive Offices)	93720 (Zip Code)

(559) 884-2535
 (Registrant's Telephone Number,
Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $47,396,596.

The number of shares outstanding of common stock of the Registrant as of September 22, 2015 was 13,463,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2015.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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

  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and

  other risks that are described herein including but not limited to the items discussed in "Risk Factors" below, and that are otherwise described or updated from time to time in our filings with the SEC.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of this Report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in the Central Valley of California, we believe we are the leading producer and distributor of alfalfa seed in the world. We produce or grow seed in the Western United States, Canada and Australia and sell our seed varieties in more than 30 countries across the globe. Historically, we have been recognized as the leading producer of non-dormant alfalfa seed varieties, which varieties have been bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, has provided us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. We also have agreements with Monsanto Corporation to develop unique traits into specific S&W-developed varieties that exhibited high yield and salt tolerance. We have licensing agreements with Monsanto and Forage Genetics International, LLC, a subsidiary of Land O' Lakes, Inc. to produce, breed and eventually sell Roundup Ready alfalfa seed varieties. As a result of the above activity, our alfalfa seed business now encompasses the production, breeding and sale of non-dormant and dormant conventional varieties and the potential for future production and sale of GMO (genetically modified organism) varieties. In addition to alfalfa seed production and sales, which is our core business, we also conduct an ongoing stevia breeding program.

Following our initial public offering in fiscal 2010, we expanded certain pre-existing business initiatives and added new ones, including:

  diversifying our production geographically by expanding from solely producing seed in the San Joaquin Valley of California to initially adding production capability in the Imperial Valley of California, then expanding into Australia (primarily South Australia) and, most recently, adding production in other western states and Canada;

  expanding from solely offering non-dormant varieties to now having a full range of both dormant and non-dormant varieties;

  teaming with FGI and Monsanto to develop GMO alfalfa seeds, using our germplasm and Monsanto's genetically modified traits;

  expanding the depth and breadth of our research and development capabilities in order to develop new varieties of both dormant and non-dormant alfalfa seed with traits sought after by our existing and future customers;

  expanding our distribution channels and customer base, initially through the acquisition of the customer list of our key international customer in the Middle East in July 2011, and thereafter, through certain strategic acquisitions;

  expanding our sales geographically both through the expansion of our product offerings to have product needed in regions we historically did not cover and through an expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program to develop new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

We have accomplished these expansion initiatives through a combination of organic growth and strategic acquisitions, foremost among them:

  the acquisition of Imperial Valley Seeds, Inc. ("IVS") in October 2012, which enabled us to expand production of non-GMO seed into California's Imperial Valley, thereby ensuring a non-GMO contaminated source of seed due to the prohibition on GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  the acquisition of a portfolio of dormant germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the dominant local producer of non-dormant alfalfa seed in South Australia, Seed Genetics International Pty Ltd ("SGI") in April 2013, which greatly expanded our production capabilities and geographic diversity; and

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities.

We believe our 2013 combination with SGI created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the completion of the acquisition of dormant alfalfa seed assets from DuPont Pioneer in December 2014, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, five additional Western states, Australia and three provinces in Canada. We now sell our seed products in more than 30 countries worldwide.

We also own and operate seed-cleaning and processing facilities in Five Points, California and Nampa, Idaho. Our newly-acquired Nampa Facility sits on approximately 80 acres and includes conditioning, treating, bagging and warehouse facilities that had been used by DuPont Pioneer for its alfalfa seed processing needs.

World Agriculture

One of the biggest challenges of the 21st century will be to expand agricultural production so that it can meet the food and nutritional demands of the world's growing population. According to World Population Prospects: The 2012 Revision, published by the United Nations in June 2013, the world population is estimated to surpass 9.6 billion by 2050.

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

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as "forage" for livestock, including dairy and beef cattle, horses and sheep. It is most often harvested as hay, but can also be made into silage, grazed, or fed as greenchop to ruminant livestock. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. As markets around the world continue to expand to a more westernized diet with high-protein consumption, the demands for alfalfa production around the world continue to increase.

Alfalfa is indigenous to the Middle East where it is considered a "non-dormant" plant, meaning it grows year round. "Dormant" varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which "dormant" varieties are rated toward the lower end of a 1 through 11 scale, such as 2 through 4, while "non-dormant" varieties are rated toward the upper end of the scale, such as 8 through 11. The number typically identifies the number of cuttings that a farmer might be able to obtain each year. For the past 30 years, we have focused our efforts on the "non-dormant" market, which is best suited to hot, dry climates, where the growing season lasts for most of the year, resulting in larger yields per acre.

While exact production estimates worldwide are difficult to obtain, approximately 150 million pounds of alfalfa seed are produced worldwide each year, roughly divided evenly between non-dormant and dormant production. Alfalfa seed for the non-dormant marketplace is primarily grown in just a few key regions of the world, including the San Joaquin Valley of California, the Imperial Valley of California, and Southern Australia. However, the growing regions for "non-dormant" alfalfa hay include the Southwestern U.S., the Middle East, North Africa, Latin America and other hot, arid regions of the world. "Dormant" alfalfa seed, by contrast, is grown in the western United States and Canada for production of alfalfa hay in colder climates, including the northern regions of the United States, Canada, Europe and China.

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

Stevia and the Sweetener Industry

Stevia is a relative newcomer in the estimated over $50 billion global sweetener market. Although this market is still dominated by sugar, sugar substitutes continue to increase in market share as consumer concern over sugar intake continues to increase. Stevia leaf and its refined products constitute a natural, non-caloric high intensity sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar. It has the advantage of not breaking down with heat, making it more stable for cooking than other sugar alternatives. In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods.

The stevia plant is indigenous to the rain forests of Paraguay and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China.

The incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009, when stevia was first introduced as a sweetener alternative to sugar in food and beverages. According to Mintel and Leatherhead Food Research, the value of stevia as an additive for use in food and beverage manufacture in 2013 totaled approximately $110 million, and they estimate that this total will grow to approximately $275 million by 2017. Their report further states that, while sales of artificial sweeteners, such as aspartame, acesulfame K and sucralose still dominate the market for sugar substitutes, consumer demand for artificial sweeteners has seen a decline since the introduction of stevia. Mintel and Leatherhead Food Research expect to this trend to continue, with plant-derived sweeteners, such as stevia, providing the main area of growth in the sweetener market in the future.

Business Strategy

We strive to enhance our growth potential and improve gross margins by increasing our alfalfa seed business, by leveraging our expertise in plant discovery and development and by continually assessing opportunities to expand into the production and sale of other, higher margin crops.

Our goal is to grow our alfalfa seed business by:

  increasing the number of acres under contract with growers in the Central and Imperial Valleys of California, in other western states and Canada and in South Australia;

  increasing distribution into foreign markets through sales in the Middle East, Africa, Mexico and Latin America;

  expanding and improving our domestic distribution channels;

  promoting worldwide the economic advantages of our high-yielding alfalfa seed varieties and our salt-tolerant alfalfa seed varieties;

  continuing our breeding program in order to develop new varieties with those characteristics most desired by farmers; and

  expanding our assortment of available varieties.

These goals are being accomplished both through organic growth of our legacy business and through strategic acquisitions. We will continue to look for additional acquisition or internal opportunities that will expand our existing business or provide us with a gateway to entering new markets that complement our existing business.

We also are continuing to exploit the emerging market for stevia through our stevia breeding program. The goal of this program is to leverage our research, development and breeding expertise to invent stevia varieties with flavor characteristics that best complement the food and beverages into which stevia is increasingly being incorporated or that can be consumed on its own.

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding, dating back to the early 1980s when S&W's first non-dormant varieties were introduced to the market. Starting in 2001, our Australian subsidiary, SGI, began a breeding program targeted at creating varieties that maximize seed yields, thereby reducing the cost of seed production. Historically, we differentiated our products by optimizing our varieties for geographical regions that have hot climates and, in the case of S&W varieties, challenging soil conditions such as high-salt content, while maximizing crop yield. Our December 2014 acquisition of DuPont Pioneer's conventional, dormant alfalfa seed varieties builds upon our initial 2013 launch into dormant alfalfa seed markets by adding a wide selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions.

Fall Dormancy Ratings of Our Varieties

Fall dormancy is a key characteristic that can vary among alfalfa varieties. Fall Dormancy (FD) ratings are assigned to varieties based on their performance in standardized tests for the onset of dormancy in the fall. Standard check varieties span an FD rating continuum from FD 1 to FD 11, where the onset of dormancy is measured as fall height relative to standard check varieties. FD1 represents the earliest onset of fall dormancy, whereas FD 12 represents a completely non-dormant growth habit. Early FD ratings are generally most suited to cold winter climates where plants must cease fall growth early allowing individual plants to survive cold winters and frozen soils conditions for lengthy periods. FD 2 and FD 3 ratings are typically associated with early onset fall dormancy, when grown in the upper Midwest for example. FD 9 and FD 10 ratings are typically non-dormant, are characterized as having relatively little slowdown in fall growth and are more suited for continuing forage yield production and improved yield potential in warm winter climates where soils do not freeze.

Our current commercial product line-up includes alfalfa seed varieties that span from FD 3 (our earliest onset of fall-dormancy) to FD 10 (our most non-dormant, most winter active). The legacy S&W product development efforts were focused on FD 8, FD 9 and FD 10, with some breeding effort devoted to FD 4, FD 6 and FD7.

S&W Varieties

S&W varieties are all bred and developed to meet the guidelines for certification by the California Crop Improvement Association ("CCIA").

In February 2012, we announced the certification of our first proprietary dormant alfalfa seed variety, which was specifically bred to thrive in high altitude and cooler climates. In August 2012, we purchased the rights to a portfolio of alfalfa varieties suited for higher elevations and colder climate conditions, marking our commitment to expand more aggressively into the dormant variety market. The colder climate or higher elevation varieties that we acquired are in the range of FD 3, FD 4 and FD 5. In December 2014, we acquired from DuPont Pioneer one of the alfalfa industry's largest portfolios of dormant alfalfa germplasm, along with their active breeding program. The Pioneer breeding program amassed a significant germplasm base that spans from FD 3 through FD 9. The primary focus of the Pioneer breeding program was FD 4 and FD 5 for the North America market. These acquisitions of dormant germplasm significantly expand the range of geographic and climatic growing regions where we can offer adapted varieties.

Our most non-dormant varieties (FD 8, FD 9 and FD 10) represent a large proportion of our business and are best suited to hot, arid climates. Our salt tolerant non-dormant varieties do well in salty irrigation waters and salty soils. Our leading non-dormant varieties include SW 10, SW 9720, SW 9215, SW 9628, SW 8421S and SW 8718. Of these varieties, SW 9720, SW 9215 and SW 8421S are bred to perform very well in highly saline conditions that would stunt or kill ordinary alfalfa.

Our FD 3, FD 4 and FD 6 S&W varieties are adapted to the winter-hardy intermountain west and to irrigated areas of the Sacramento Valley and Northern San Joaquin Valley of California. These include Rhino, Trophy and SW 6330. In addition, we have grown introductory volumes of several new varieties derived from the Pioneer germplasm base for commercial introduction as S&W brand varieties, or potentially as varieties for licensing to third party brands. Our breeding and genetics experts continue the multi-year process of developing improved varieties over much of the dormancy spectrum, but concentrating primarily on high salt- and heat-tolerant, non-dormant alfalfa seed, where we have established ourselves as a leading provider. We also create blends of seed varieties.

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. A portion of the alfalfa seed sold by IVS in fiscal 2015 was common varieties (i.e., uncertified seed) while the balance consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties we acquired in the IVS acquisition are LaJolla, Catalina and Saltana.

SGI Varieties

SGI has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequel and SuperSiriver. Since 2002, the varieties developed by SGI have attracted an expanding grower base, and in 2012, SGI accounted for more than 60% of the total Australian certified proprietary alfalfa seed production. SGI's alfalfa seed varieties are bred to resist disease, create persistence in the field and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. SGI's proprietary varieties exhibit superior seed yield capability compared to traditional non-proprietary alfalfa varieties in Australia with the most recent varieties showing the highest seed yields. Forage yields of the older SGI proprietary varieties are at least equivalent to traditional non-proprietary varieties and the forage yields of the more recent SGI varieties are even better. All of SGI's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

SGI has a number of developments within its breeding program pertaining to semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, SGI has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino, SuperHaifa and SuperHaifa II. Similar to SGI's alfalfa varieties, SGI's clover varieties produce comparatively higher seed yields. In fiscal 2015, clover sales represented 5% of SGI's total seed sales. SGI's white clover varieties are used for forage and ornamentation.

Genetically Modified Organism Alfalfa

Currently, Europe, the Middle East and certain other parts of the world prohibit the sale of genetically modified organism (GMO) alfalfa. Therefore, historically, we have not employed genetic engineering in the breeding of our current commercial seed varieties for these markets, and consequently, we have products that can be sold throughout the world. As a result of the January 2011 deregulation by the U.S. Department of Agriculture (the "USDA") of Roundup Ready® alfalfa, a GMO product, Roundup Ready® alfalfa is currently being grown in the United States without any federal or state regulations governing field isolation and other protections.

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

We continue to evaluate our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations. In April 2013, we entered into a license agreement with FGI to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with FGI and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This development of biotech seed varieties consists of several phases including lab work and field trials to confirm agronomic performance and trait efficiency of each developed variety. Upon completion of the field trials for any developed variety, we may elect to commercialize the variety and enter into a variety-specific license agreement with FGI pursuant to which we would pay certain royalties and access fees. Although we will no longer be internally farming to produce our proprietary non-GMO alfalfa seed varieties following the 2015 fall harvest, depending on the progress we make in our collaborative efforts with FGI and Monsanto, we could acquire additional farmland acreage in the future for Roundup Ready® seed stock production and testing or for other biotechnology trait production purposes.

In December 2014, we entered into a Contract Alfalfa Production Services Agreement with DuPont Pioneer, whereby we produce for a service fee, alfalfa seed of commercial Pioneer varieties containing the Roundup Ready® gene. These varieties are exclusive to Pioneer and accordingly, we do not produce them for or sell them to any other customer.

In connection with the DuPont Pioneer acquisition, we only acquired conventional alfalfa varieties. However, the parties agreed to the terms of a second asset purchase agreement to be entered into under certain circumstances relating to the purchase of DuPont Pioneer's GMO alfalfa assets: If required third party consents are received from Monsanto, FGI and others prior to November 30, 2017 and subject to the satisfaction of certain other specified conditions, either we or DuPont Pioneer has the right to enter into (and require the other party to enter into) the second asset purchase agreement on or before December 29, 2017 pursuant to which we would acquire DuPont Pioneer's GMO germplasm varieties and other related assets for a purchase price of $7,000,000. There is no assurance that we will purchase the DuPont Pioneer GMO assets.

As a result of the increasing use of Roundup Ready® alfalfa by traditional hay farmers and the lack of federal or state rules requiring adequate isolation of Roundup Ready® alfalfa fields from conventional fields to prevent cross-pollination of GMO plants with non-GMO plants, we have experienced an increase in the number of seeds in recent harvests that have tested positive for the adventitious presence of GMO. To date, the low percentage of seeds that have tested positive has not undermined our ability to meet international demand, and we expect to be able to sell these seeds domestically and in other jurisdictions that permit the importation of GMO alfalfa at our customary prices for certified seed. Nevertheless, we are taking proactive steps to protect our seed crops to ensure we have sufficient seed to meet the demand for our varieties in international markets. These steps include seeking collaborative agreements, regulations or other measures to ensure neighboring farms that grow GMO alfalfa in the San Joaquin Valley limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and expanding our contracted grower base in the Imperial Valley of California, as well as other western states (including Nevada, Arizona, Oregon, Washington, Idaho, Colorado, Wyoming, Montana and Kansas), as well as the Canadian provinces of Alberta, Manitoba and Saskatchewan, where we now have growers as a result of the DuPont Pioneer acquisition, and seed growing regions where GMO alfalfa is less prevalent. We also have begun to grow S&W varieties in South Australia, where there is no GMO activity in alfalfa, and intend to increase that production in future growing seasons.

Alfalfa Seed Cleaning and Processing

Alfalfa seed processing is similar in all of our growing regions and begins with the harvest. Each field is harvested and identified separately with unique information such as variety, lot number, grower name, field name, acres and certification number. During harvest, our growers load field run harvested seed separately for each field out of the combine into bulk containers for transport to the processing facility. When the containers arrive at the facility, each container is weighed, labeled with the unique field information and a sample is taken.

Harvested seed is then sent to seed-cleaning lines where it is cleaned and foreign matter such as weeds, inert matter and other crop seed is removed. Clean seed samples are taken and tested for purity and germination to meet company quality standards. The clean seed is then stored in bulk until needed to fulfill a sales order. Upon receipt of a sales order, the clean seed is pulled from inventory and processed through our packaging equipment to meet specific customer requirements such as treatment, package size and unique bag and labeling.

With the successful acquisition of the DuPont Pioneer alfalfa business, we now have a processing facility in Nampa, Idaho in addition to our existing processing facilities in Five Points. The facility in Nampa, Idaho gives us exclusive access to the use of patented coating technology that, among other things, allows for the extension of rhizobium (seed treatment) lifespan. We handle processing of our Imperial Valley seed under a long-term service agreement.

S&W Processing

S&W proprietary seed is packaged into an S&W branded seed bag as well as unique customer-specific branded seed bags. Final packaging for customers includes attaching a label with variety name and physical quality data, and attaching a State Certification tag (also known as a "blue tag") to each individual bag. When the seed is treated with any type of seed treatment, a treatment tag must also be attached to each individual bag.

S&W proprietary seed production is produced under a state seed certification program. As part of the DuPont Pioneer acquisition, we acquired a CCIA certified lab that enables us to collect, analyze and submit to the state all of the data needed for certification of our seed varieties so that we no longer are required to outsource that function. Certification by these programs ensures both physical and genetic quality standards for individual lots of seed. Additional testing may be required, dependent on the market to which the shipment is destined, such as Saudi Arabia or Mexico. Samples may be sent to the Federal Seed Laboratory (U.S. Department of Agriculture) or a State Department of Agriculture laboratory for further physical quality testing and/or market specific phytosanitary testing.

Unlike many other plant species, the physiological characteristics of alfalfa seed allow for longer term storage without losing physical quality of the seed. When we have unsold inventory at the end of a sales season, these seed characteristics ensure the ability to store and sell the inventory in subsequent years.

As our alfalfa seed business grows, processing facility utilization will be increased by implementing process improvements such as autonomous maintenance and quicker material changeovers to reduce downtime. In addition, we will increase throughput by sequencing operations to remove bottlenecks and by adding work shifts. Finally, we may make capital improvements to our facilities when business opportunities exist to create a strong return on investment.

SGI Processing

SGI's growers contract directly with independent mills in the southeast region of Southern Australia for the cleaning and preparation of SGI's varieties. Four milling facilities are used by SGI's growers to clean and process the majority of SGI alfalfa seed, and one company, Tatiara Seeds Pty Ltd, which owns two of the four milling facilities, processes approximately 70% of seed grown for SGI. One other milling facility cleans the majority of SGI's white clover. Although most of SGI's milling requirements are processed through Tatiara-owned mills, we are aware of other mills that would serve our purposes were we no longer able or willing to process the SGI seed through Tatiara-owned mills.

The SGI growers are required to deliver seed that meets SGI's processing specifications, based on international and domestic certification standards. In a typical year, approximately 90-95% of product received from the growers meets SGI's specifications.

Alfalfa Seed Product Development

Our alfalfa breeding program is designed to make steady genetic improvement in our germplasm base that is used to create better performing varieties for our customer. A typical alfalfa variety can take as little as five years or as long as 18 years to be developed, depending on methodology and the desired agronomic traits. Because of the many years required to develop a new alfalfa variety, we believe our successful breeding program allows us to offer seed varieties incorporating a combination of characteristics desired by farmers that are not available from any other source, thereby providing us with a competitive advantage.

The breeding program has three distinct phases; screening, crossing, and classification. In connection with the breeding of our non-GMO varieties, in each phase of the breeding process, we conduct tests to ensure that we have no adventitious presence (AD) of GMO contamination. Both field and greenhouse breeding locations are used in our breeding program.

For the screening phase, seed is seeded in flats in the greenhouse. Seedlings are inoculated with various pathogens to improve host plant resistance. We have locations that specialize in nematode screening, disease screening, salt tolerance screening and insect pest screening. We screen hundreds of thousands of plants throughout the year, then these resistant plants are transplanted to the field and are inoculated with additional pathogens and evaluated for resistance and agronomic characteristics, such as yield, tolerance to lodging, forage quality, color, crown size, dormancy and other traits that are needed by farmers.

The second phase, or crossing phase, begins with selecting plants from field nurseries and clonally propagating them by taking stems and rooting them in the greenhouse. These rooted clonally propagated plants are cross-pollinated to make the first generation or SYN 1 seed of the new varieties. This SYN 1 seed is used for variety characterization and also increased to ensure ample seed is available for multiplication for the life of the variety.

The characterization phase is the most difficult part of the breeding operation. To determine performance levels and environmental adaptation, extensive testing across many environments for yield, forage quality, yield stability across environments, dormancy, tolerance to lodging, regrowth from cutting; as well as being characterized for as many as 15-18 pests and diseases.

We are also looking to build on our research and development expertise and expand our biotechnology initiatives. As such, we look for opportunities to collaborate with other companies that have technologies that we believe complement our proprietary products and/or our research and development breeding expertise to develop as yet unavailable specialized alfalfa seed products and potentially, other seed products. We currently are in the initial phase of working with Calyxt, Inc. (a wholly-owned subsidiary of Cellectis Plant Sciences) to research, develop, produce and commercialize alfalfa seed products involving next generation gene editing technology on our elite alfalfa seed genetics. We also are forming a joint corporation in Argentina with Bioceres, S.A. for the purpose of collaborating on developing specific GMO traited seed for the Argentina market. Both of these relationships are in their infancy, and we do not expect that we will see a material impact on our revenue for at least two years, if ever. However, both of these biotech initiatives demonstrate our willingness and ability to expand our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program.

Sales, Marketing and Distribution

S&W Sales and Marketing

Historically, we primarily sold high quality proprietary "non-dormant" seed varieties to those parts of the world with hot, arid climates. Our primary geographical focus for non-dormant seed is the Middle East and North Africa, although we currently sell to customers in a broad range of areas, including the Western U.S., Mexico, South America, Middle East and Africa, as well as other countries with Mediterranean climates. Unlike in cooler climates, the geographic areas on which we have historically concentrated are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. In recent periods, we have expanded geographically into colder climates where our newly-acquired dormant varieties thrive. Our customers are primarily our distributors and dealers. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

Although we have a sales team, we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with most of our distributors, but instead operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. We build dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Historically, all of our international sales were made to U.S. distributors who then, in turn, sold our seed into foreign markets. However, our approach to international sales shifted beginning in fiscal 2012, and most of our international sales are now made to non-U.S. customers. Through our distributors, our primary export market historically had been Saudi Arabia and to a lesser extent, certain other Middle Eastern and North African countries. The overall international sales mix changed beginning in fiscal 2013 with our acquisition of SGI in South Australia. In recent years, in addition to sales to Saudi Arabia and Australia, we have been selling to customers in Sudan, Morocco, Egypt and Libya, and to customers in other regions of the world, including Latin America, (Argentina and Mexico) and South Asia (Pakistan), both of which we view as an important regions for potential expansion. In total, we sell our alfalfa seed varieties in approximately 25 countries throughout the world.

Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Prior to the DuPont Pioneer acquisition, we marketed our alfalfa seed, which consisted primarily of non-dormant varieties, in California, Arizona, New Mexico, Texas and Nevada. We slowly began broadening our domestic geographic reach beginning in fiscal 2013, with our first sales of dormant alfalfa seed, and significantly expanded in fiscal 2015 following the acquisition of DuPont Pioneer's dormant alfalfa seed assets. In connection with that acquisition, we entered into a distribution agreement with DuPont Pioneer pursuant to which we became the sole supplier, subject to certain exceptions, of certain alfalfa seed products for sale to customers by DuPont Pioneer through September 2024. In fiscal 2015, DuPont Pioneer accounted for approximately 34% of our revenue. Given its historical market share in the sale of dormant alfalfa seed, we expect sales to DuPont Pioneer to be a significant portion of annual sales throughout the period of the distribution agreement. A disruption in this relationship could have a material adverse impact on our results of operations.

The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors do not include a right of return. Typical terms for domestic customers require payment in full within 60 days of the date of shipment. Our credit terms with DuPont Pioneer are governed by the distribution agreement, as amended, and provide that we receive equal installment payments in September, January and April of each year.

Sales to our international customers are paid in advance of shipment or typically within 120 days of shipment and may also be accomplished through use of letters of credit, cash against documents and installment payment arrangements. Our credit policies are determined based upon the long-term nature of the relationship with our customers. Credit limits are established for individual customers based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable.

In fiscal 2015, DuPont Pioneer, a domestic customer, and Sorouh Agricultural Company, an international customer, collectively accounted for approximately 49% of our alfalfa seed revenue. In fiscal 2015, sales to domestic customers increased as a percentage of our total sales, primarily as a result of the agreements we entered into with DuPont Pioneer, but international customers accounted for more than a majority of the sales (59%) in the past fiscal year.

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

SGI Sales and Marketing

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

Seed Production

As of the end of our 2015 fiscal year, we have seed production capabilities in California and most of the other states in the Western United States, including higher elevations and colder climatic regions where dormant alfalfa seed is produced, the Canadian provinces of Alberta, Manitoba and Saskatchewan and in South Australia.

S&W and IVS Production

Historically, we fulfilled all of our alfalfa seed requirements under contracts with farmers primarily located in the San Joaquin Valley of California. For a brief period, beginning in fiscal 2013, we were engaged in own internal farming operations and acquired, through purchase and lease, acreage on which to grow our own seed. However, in fiscal 2015, we made a strategic decision to move away from internal farming, and we began selling some of the farmland acreage we had been using for that purpose. After completion of the fall 2015 harvest, we will no longer be internally farming as a source of our alfalfa seed, and instead, will be sourcing all of our production from third party growers.

As of June 30, 2015, we had contracts with several hundred growers in the Western United States and Canada. Generally, we enter into contracts to produce alfalfa seed, which is typical industry practice. Our normal contracts range from one to three years, include a price for the seed that we fix annually and that generally do not vary from grower to grower or variety to variety. Under these contracts, we pay our growers based on the weight of cleaned and processed seed. The growers contracts that we acquired in connection with the DuPont Pioneer acquisition were primarily for production in the Pacific Northwest and Canada. These contracts follow the same cadence and terms as the existing production with the current grower base.

Seed is harvested annually beginning in July for the southwest region of the United States and concluding in October in the Canadian provinces.

Our network of growers has that expertise to grow alfalfa seed which is an extremely demanding crop, for which most farmers do not have the requisite skill or experience needed to obtain consistently satisfactory results. We have worked with many of the same growers for much of the past 25 years, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed varieties each year. The growers incur the greatest cost in the first year of production, when they plant seed, eradicate weeds and pests and manage the pollination process; they then may be able to harvest seed from the same stands for several additional years, with the average alfalfa seed field producing for three years. With the added resources of the acquired DuPont Pioneer alfalfa business, we believe we are in a strong position to expand our production capabilities in the Western United States and Canada with both existing growers and by recruiting new growers in these regions.

SGI Production

As of June 30, 2015, SGI had contracts with approximately 150 individual growers in Western Victoria and South Australia to grow its alfalfa seed varieties on a total of approximately 20,000 irrigated and 8,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere and is harvested annually, in March through early May.

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

Stevia Breeding, Research and Development

Over the past five years, our stevia activities have evolved from exploring on a small scale the potential commercial production of stevia in California to establishing and growing a stevia breeding, research and development department. As of fiscal 2013, we are no longer pursuing the commercial production of stevia.

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C. We anticipate breeding these new lines with their higher overall steviol glycosides. We have been recently conducting extensive HPLC sample testing of stevia plants under development and will be making further selections and crosses of these plants based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a large and hardy plant mass and high Reb A content.

We are focused on developing our proprietary stevia germplasm into commercial varieties. Towards that end, we have filed two patent applications and expect to file a third patent application in the first half of fiscal 2016. As our breeding program produces new lines, we plan to file additional patent applications in the future.

One of the filed patent applications cover lines that have been developed with a very good taste profile, thereby enabling the resulting dried leaf to be consumed directly. At the present time, two large organic farmers in California are conducting trials with this variety. If these trials yield satisfactory results, we expect to be paid a royalty calculated as a percent of the gross sales made by these farmers.

We also have developed lines that have been bred for processing in order to produce a stevia extract suitable for use in foods and beverages. These lines are high in sweetener content, have large plant mass and generally offer a superior source of stevia leaf for the extraction market. Currently several of these varieties are going into trials in North America and Europe. The results of these trials will be available during 2016.

Seasonality

We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year.

However, our alfalfa seed business is seasonal, with our highest concentration of sales falling in the third and fourth fiscal quarters (January through June). This differs from our historical operations in which sales were concentrated in the first six months of our fiscal year (July through December). Since fiscal

2013, we have had operations and customers in both the Northern and Southern hemispheres. It was the acquisition of SGI in fiscal 2013, with its operations in South Australia, that initially had the greatest impact on the shift in seasonal sales, as the fourth quarter is typically a significant sales quarter for SGI. Perhaps even more significantly, because the distribution agreement with DuPont Pioneer provides that one-third of the purchased seed is paid for in the third quarter and one-third is paid for in the fourth quarter, we expect that future years will see the highest concentration of sales revenue in those two quarters.

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

In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, we guard our proprietary property by exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties. Historically, we have found that this control mechanism has been an effective means to protect our proprietary seed. However, because we do not have more formal proprietary rights protections in place with our growers, it would be possible for persons with access to our seed or plants grown from our seed to potentially reproduce proprietary seed varieties, which could significantly harm our business and our reputation. In the future, we may deem it appropriate to implement more formal proprietary rights protections.

We are also developing proprietary stevia lines for which we have filed two patent applications with the U.S. Patent and Trademark Office. We expect to file a third patent application in the first half of fiscal 2016, and it is our intention to build a patent portfolio of proprietary stevia lines developed through the efforts of our stevia breeding program.

SGI registers its varieties under the Australian Plant Breeder's Rights Act 1994 (Cth) (the "PBR Act"). Currently the varieties SuperSequel, SuperSiriver, SuperAurora, SuperSonic, SuperStar, SuperSiriver II, SuperNova, SuperLadino, SuperHuia and SuperHaifa are protected under the PBR Act. Seed from varieties with plant breeder's rights ("PBR") protection can only be bought from the PBR registrant, commercial partner, licensee or an agent authorized by the registrant. Exceptions exist for use of a PBR variety, including for private and non-commercial purposes, for experimental purposes, and for breeding other plant varieties. PBR protections last for 20 years in Australia in respect of registered plant varieties, and generally for 20 years in other member countries of the International Union for the Protection of New

Varieties of Plants ("UPOV"), an international convention concerning plant breeder's rights. There are currently more than 70 countries that are members of the UPOV.

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

Competition

Competition in the alfalfa seed industry both domestically and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Dairyland Seed Co., Inc. (owned by Dow AgroSciences LLC, a wholly owned subsidiary of The Dow Chemical Company), Seed Services, Inc. and Pacific International Seed Company, Inc. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

Breeding a new variety of alfalfa seed takes many years and considerable expertise and skill. We believe that our reputation for breeding and producing high-quality proprietary varieties of alfalfa seed that manifest the traits the farmers need provide us with a competitive advantage, not only in the niche market for high salt- and heat-tolerant, non-dormant alfalfa seed, which has been our core business for several decades, but also, with the recent acquisition of the research and development assets of DuPont Pioneer, in the full range of dormant varieties suited for colder climates as well. We believe our research and development capabilities are unmatched in the industry and provide us with a distinct competitive advantage.

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

We are not aware of any significant domestic or international persons or companies engaged in ongoing stevia breeding activities similar to or that could be considered competitive with our stevia breeding program.

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

Because, under our existing business plan, we will only be acting as a breeder of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the FDA for a GRAS no-objections determination or any other FDA approval. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our current stevia operations are subject to any special regulatory oversight.

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

Employees

As of September 18, 2015, S&W had 64 full-time employees, of which 11 are employed by SGI. We also employ eight part-time employees, of which three are SGI employees. We also retain consultants for specific purposes when the need arises. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. We bought out the former partners beginning in June 2008, incorporated in October 2009 in Delaware, and completed the buyout of the general partners in May 2010. We reincorporated in Nevada in December 2011. SGI, which is our wholly owned subsidiary was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011 changed its name to Seed Genetics International Pty Ltd.

Our Contact Information

Our principal business office is located at 7108 North Fresno Street, Suite 380, Fresno, CA 93720, and our telephone number is (559) 884-2535. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Form 10-K.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control.

A variety of factors, notably a severe downturn in the domestic dairy industry, could have a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa seed in the domestic market. At times, including fiscal 2014, the demand for our seed has also declined in the Middle East as the result of common, uncertified seed flooding the market at lower prices than those at which we were willing to sell our certified seed. In fiscal 2015, many of these factors started to correct themselves, but these circumstances could continue or reoccur, and our earnings could be negatively impacted. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

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

Our earnings are vulnerable to cost increases.

Future increase in costs such as the costs of growing seed through growers or by us internally, could cause our margins and earnings to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and earnings in the future.

Our inventory of seed can be adversely affected by the market price being paid for other crops.

Our seed production, both in the U.S. and Australia, substantially relies on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow alfalfa seed in favor of receiving a higher return from an alternative crop planted on the same acreage. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers, and our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed if we cannot satisfy their requirements, and we may not be able to regain them as customers once our inventory levels have returned to normal.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. After the 2015 crop harvest, we will no longer be direct farming our proprietary seed. However, these factors can nevertheless directly impact us by decreasing the quality and yields of our seed and reducing our inventory and the supply of seed we sell to our customers.

These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Because our alfalfa seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

We expect that the majority of our revenues will continue to be generated from our alfalfa seed business. Our alfalfa seed business is highly seasonal, with the highest concentration of sales occurring during the third and fourth fiscal quarters. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

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

We rely upon a small group of customers for a large percentage of our net revenue. Overall, two customers accounted for 49% of our fiscal 2015 revenue. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

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

Because we do not grow most of the alfalfa seed that we sell, we are substantially dependent on our network of growers, and our sales, cash flows from operations and results of operations may be negatively affected if we are unable to maintain an adequate network of contract growers to supply our seed requirements.

After completion of the fall 2015 harvest, we no longer will be growing any of the alfalfa seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of two or three years, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenues. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. In particular, we have had some of our California growers decide to not grow alfalfa seed due to drought conditions. This situation could reoccur and could negatively impact our revenues if we do not otherwise have sufficient seed inventory available for sale.

SGI relies on a pool of approximately 150 Australian growers to produce its proprietary seeds. Each grower arrangement is typically made for a term of seven to ten harvests. Although SGI's grower pool is diversified, it is not without risks. Adverse agronomic or climatic factors could lead to grower exodus and negatively impact SGI's revenues if SGI does not otherwise have sufficient seed inventory available for sale.

A lack of availability of water in the U.S. or Australia could impact our business.

Adequate quantities and correct timing of the application of water are vital for most agriculture to thrive. Whether particular farms are experiencing water shortages depends, in large part, on their location. However, continuing drought conditions can threaten all farmland other than those properties with their own water sources. Although alfalfa seed is not a water-intensive crop, the availability or the cost of water is a factor in the planting of the alfalfa hay grown from our seed, and we have experienced a decline in the willingness of some California farmers to grow alfalfa seed as a result of the ongoing severe California drought conditions. Moreover, if the dairy farmers and others who purchase our alfalfa seed to grow hay cannot get an adequate supply of water, or if the cost of water makes it uneconomical for the farmers to grow alfalfa, we may not be able to sell our seed, which could have an adverse impact on our results of operations. We cannot predict if water shortages will impact our business in the future, but if alfalfa hay growers are impacted by water shortages, our business could also materially decline.

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

We depend in part on third-party distributors and strategic relationships for the marketing and selling of our products. We depend on these distributors' efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including the United States Foreign Corrupt Practices Act of 1977, as amended, 15 U.S.C. 78dd-1, et seq. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

We extend credit to our largest international customer and to certain of our other international customers, which exposes us to the difficulties of collecting our receivables in foreign jurisdictions if those customers fail to pay us.

Although payment terms for our seed sales generally are 90 to120 days, we regularly extend credit to our largest international customer, Sorouh Agricultural Company, and to other international customers. Sales of our alfalfa seed varieties to Sorouh and to other international customers represented a material portion of our revenue in fiscal 2015 and that we will continue to extend credit in connection with those sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

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

The performance of our new alfalfa seed varieties may not meet our customers' expectations, or we may not be able to introduce and commercialize specific seed varieties. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed variety that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of even a successful product introduction.

The presence of GMO alfalfa in Australia or California could impact our sales.

GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold, and there are regions in the United States, including the Pacific Northwest, where even small quantities of GMO material inadvertently interspersed with conventional seed make the seed undesirable, which causes customers to look elsewhere for their alfalfa seed requirements. The greater the use of GMO seed in California and other alfalfa seed growing regions, the greater the risk that the adventitious presence of GMO material in our seed production will occur due to pollination from hay fields or other seed fields. We regularly test for the adventitious presence of GMO in our conventional seed, and we have seen a slight increase in the percentage of GMO material over the past several years. Our seed containing GMO material can only be sold domestically or in other jurisdictions that permit the importation of GMO alfalfa. If we are unable to isolate our conventional (non-GMO) seed from inadvertently being contaminated by GMO seed, we may find it more difficult to sell that seed in our key markets, which could materially adversely impact our revenue over time.

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

We must acquire sufficient alfalfa seed to meet the demands of our customers. An alfalfa seed shortage could result in loss of sales and damage to our reputation. Because we no longer grow any of our seed ourselves, our proprietary seed is only available from our contract growers. Therefore, if our growers become unable or unwilling to produce the required commercial quantities of alfalfa seed on a timely basis and at commercially reasonable prices, we will likely be unable to meet customer demand. The failure to satisfy our customers not only could adversely impact our financial results but could irreparably harm our reputation.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, as well as certain other employees, any employee could leave our employ at any time if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage expansion of our operations effectively.

We expect our operations to grow rapidly in the near future, both as we expand our historical alfalfa seed business both domestically and internationally through internal grown and synergistic acquisitions and increase our growers' production. We currently face these challenges in connection with the integration of the business operations we acquired from Pioneer, which expanded our operations into five states and three Canadian provinces. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

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

Because SGI has relatively little net working capital, it is substantially dependent upon its credit arrangement with NAB to purchase its seed inventory. SGI has breached debt covenants relating to this credit arrangement in the past, and if future breaches of this credit arrangement or other reasons cause this credit arrangement to become unavailable to SGI, SGI may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on SGI's NAB credit facility. SGI's financial dependency upon us could have a negative adverse effect upon our financial condition.

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

SGI's reliance upon an estimated purchase price to growers could result in changes in estimates in our consolidated financial statements.

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

The value of SGI's rights under the Australian Plant Breeder's Rights (PBR) Act could diminish due to technological developments or challenges by competitors, making its proprietary alfalfa seed varieties less competitive.

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

We may find it necessary or advisable to raise additional capital in the future, whether to enhance our working capital, fund acquisitions or for other reasons. If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all, may be dilutive to our existing stockholders if in the form of equity financing, or contain restrictions on the operation of our business if in the form of debt financing. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

Changes in government policies and laws could adversely affect international sales and therefore our financial results.

Historically, sales to our distributors who sell our proprietary alfalfa seed varieties outside the U.S. have constituted a substantial portion of our annual revenue. We anticipate that sales into international markets will continue to represent a meaningful portion of our total sales and that continued growth and profitability will require further international expansion, particularly in the Middle East and Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a large percentage of our sales outside the United States in fiscal year 2015, including those of SGI, were principally to customers in the Middle East, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States, and our stockholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act or similar laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies, including their suppliers, distributors and other commercial partners, from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the countries in which we distribute products. We have adopted formal policies and procedures designed to facilitate compliance with these laws. If our employees or other agents, including our distributors or suppliers, are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, we guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain from our S&W varieties, as well as over our stevia material. In Australia, SGI has secured protection under the PBR Act for its most popular varieties. However, even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market our proprietary seed varieties, which could significantly harm our business and our reputation. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

We currently depend on Pioneer for substantially all of our sales of dormant alfalfa seed and have agreed to limitations on other sales of the seed varieties we sell to Pioneer. Any decline in Pioneer's demand will have a material adverse effect on our results of operations.

Our distribution agreement with Pioneer limits our ability to otherwise sell the specific varieties of dormant alfalfa seed we supply to Pioneer in the sales territory covered by Pioneer. The Pioneer sales territory includes the United States, Europe and many other of the principal dormant alfalfa seed markets. In these markets, our ability to sell the specified varieties through distribution channels other than Pioneer is limited to certain blended, private label and variety not stated forms and cannot exceed a specified percentage of Pioneer's demand. As result of these limitations, sales to Pioneer represent and for the foreseeable future will continue to represent the vast majority of all of our sales of dormant alfalfa seed. Any decline in Pioneer's demand for our dormant alfalfa seed products will have a material adverse effect on our results of operations.

Pioneer may purchase alfalfa seed from other sources and reduce their purchase commitments to us.

Under our distribution agreement with Pioneer, Pioneer has made minimum purchase commitments for our dormant alfalfa seed products that extend through September 30, 2024. However, there are circumstances under which Pioneer's is permitted to purchase seed from other sources and reduce its purchase commitments to us, including:

  Production Shortfalls. If in any year we fail to produce an adequate supply of alfalfa seed to meet Pioneer's demand and we are unable to source alternative supply, Pioneer may purchase seed from third parties to meet the shortfall in our production.

  New Products. If a third party offers for license a new product (a new transgenic and/or native trait for dormant alfalfa seed) that offers a superior value pricing opportunity compared to varieties we offer and Pioneer wishes to sell the new product, then we would have a one-year period to obtain rights to produce and sell the new product to Pioneer. If we fail to obtain rights to the new product within the one-year period or otherwise don't offer the new product on substantially the same terms as offered by a third party, then Pioneer would be free to purchase the new product from the third party and Pioneer's minimum purchase commitment to us would be reduced by the amount of the new product purchased.

  GMO-Traited Varieties. Unless and until we complete the transactions contemplated under our second asset purchase agreement with Pioneer. Pioneer may purchase certain GMO-traited varieties of alfalfa seed from third parties. See "Risk Factors-If we do not complete the acquisition under our second asset purchase agreement, Pioneer may pursue alternative production arrangements for its GMO-traited varieties and reduce purchases from us."

Any reduction in Pioneer's purchase commitment to us will have a material adverse effect on our results of operations.

We are committed to sell dormant alfalfa seed to Pioneer at initial fixed prices with fixed subsequent maximum price increases per year. Increases in our costs of production at rates higher than our contractual ability to increase prices would erode our profit margins and have a material adverse effect on our results of operations.

Under our distribution agreement with Pioneer, we are committed to sell dormant alfalfa seed at initial fixed prices for the 2015 and 2016 sales years. In subsequent sales years, we can increase our prices up to a fixed percentage per year by variety. Although Pioneer has agreed to discuss in good faith an increase in the fixed maximum percentage price increase cap for any sales year in which an increase in grower compensation costs due to changes in market conditions cause our total production costs to increase at a percentage exceeding the amount of the cap, we cannot be certain that any such discussions will result in additional pricing flexibility for us. If our grower compensation costs or other productions costs increase at a rate greater than the fixed maximum percentage increase per year, our profit margins would erode and we could potentially be required to sell product at a loss. Any such change in our cost structure would have a material adverse effect on our results of operations.

If we do not complete the acquisition under the second asset purchase agreement, Pioneer may pursue alternative production arrangements for its GMO-traited varieties and reduce purchases from us.

We are currently producing certain GMO-traited varieties for Pioneer under our production agreement with Pioneer. The production agreement expires on December 31, 2017 or upon the earlier closing of our acquisition of certain GMO germplasm and related assets from Pioneer pursuant to a second asset purchase agreement. However, we may never enter into the second asset purchase agreement or close the acquisition of Pioneer's GMO germplasm and related assets. If Pioneer and we do not obtain certain third-party consents and agreements on or before November 30, 2017 (or certain other conditions above are not satisfied), then the obligations of the parties to enter into the second asset purchase agreement will terminate and we will have no right or obligation to acquire the GMO germplasm and related assets. In that case, our production agreement with Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and Pioneer's minimum purchase commitments to us under the distribution agreement would be materially reduced.

If we fail to perform our obligations under our distribution agreement and production agreement with Pioneer, Pioneer could terminate the agreements and reduce or eliminate purchases of alfalfa seed from us, and we could be exposed to claims for damages.

The distribution agreement and the production agreement impose numerous obligations on us relating to, among other things, product and service quality and compliance with laws and third party obligations. Both the distribution agreement and the production agreement permit Pioneer to terminate the agreement if we materially breach the agreement and fail to cure the breach within a 60-day notice period, or in the case of certain bankruptcy or insolvency events. Pioneer can also immediately terminate the production agreement if we breach certain agreements or policies with third parties related to the production of GMO-traited varieties. If Pioneer terminates either the distribution agreement or the production agreement, Pioneer could reduce or eliminate altogether its purchase of alfalfa seed from us, and we could be left with inventory of seed that it would be difficult or impossible for us to dispose of on commercially reasonable terms. In addition, we could be exposed to significant claims for damages to Pioneer if the termination of an agreement results from our material breach of the agreement.

If we do not meet seed planting and production commitments to Pioneer, we could incur significant financial penalties.

Under our distribution agreement with Pioneer, if we fail to plant sufficient acreage (based on historical yields), together with any carryover inventory, to meet 110% of Pioneer's demand and we actually fail to meet Pioneer's demand, then we are obligated to pay Pioneer a cash penalty based on the amount of the shortfall. A similar penalty provision applies only with respect to 2017 under our Production Agreement with Pioneer, if we fail to plant or cause to be planted a specified number of planting acres.

We contract all of our production of dormant alfalfa seed with third-party growers. If, in any year, we are unable to obtain sufficient grower commitments to meet Pioneer's demand, we could be obligated to pay significant financial penalties to Pioneer.

Risks Related to Investment in Our Securities

The value of our common stock can be volatile.

Our common stock are listed on the Nasdaq Capital Market. The overall market and the price of our common stock can fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including but not limited to:

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

If we issue shares of preferred stock, the holdings of those owning our common stock could be diluted or subordinated to the rights of the holders of preferred stock.

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

Our actual operating results may differ significantly from our guidance.

We routinely release guidance in our quarterly earnings releases, our quarterly earnings conference calls and in other forums we consider appropriate. Such guidance regarding our future performance represents our management's estimates as of the date of release or other communication. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections, and accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance, when given, is only an estimate of what management believes is realizable as of the date of release or other communication. Actual results will vary from our guidance, and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision about our securities.

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

Risks Relating to the Private Placement of Debentures and Warrants

On December 31, 2014, we issued an aggregate of $27,000,000 in principal amount of 8% Senior Secured Convertible Debentures and common stock purchase warrants for the purchase of up to 2,699,999 shares of our common stock. The following are identified risks that are specifically associated with the issuance of these securities.

If the price adjustment provision of the Debentures and Warrants and/or the weighted average dilution provision of the Warrants is triggered, there would be a decrease in conversion and/or exercise prices.

Although the initial conversion price of the Debentures and the initial exercise price of the Warrants is $5.00, which was a premium to the price on closing of $4.00, both securities contain provisions that could adjust downward the respective conversion and exercise prices. Both securities contain a ratchet provision under which the conversion and exercise prices could be adjusted to as low as $4.15 (subject to adjustment for stock splits and similar events) if, on September 30, 2015, our stock price is below the then-conversion/exercise price. The adjusted conversion and exercises prices, if applicable, will be based on a formula specified in the securities based on the lowest 10 day average VWAP of our common stock over a 20-day lookback period. If the price adjusts, we could be required to issue a greater number of shares pursuant to the Debentures and could ultimately raise less money upon exercise of the warrants.

In addition, the Warrant also contains a weighted average price protection provision that is operable for the first three years of the term of the Warrants.

Our stockholders will have a reduced ownership and voting interest after issuance of the shares issuable upon conversion of the Debentures and exercise of the Warrants and may exercise less influence over management.

In the event the holders of the Debentures and Warrants elect to exercise their conversion and/or exercise rights pursuant to these securities during the remainder of the term thereof, and, without taking into account any adjustment to the conversion price of the Debentures, an aggregate of 3,655,172 shares of our common stock could be issued upon conversion and exercise of the securities, based on a remaining $18,275,862 in principal amount of the Debentures at September 23, 2015.

Based on the current number of shares outstanding of 13,463,455 on September 22, 2015, the new issuances would represent 21.4%, of the shares outstanding after these issuances. In addition, although we have no intention of doing so, to the extent we issue shares to service the debt, the ownership percentages of the new investors would increase incrementally. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

Our repayment obligations under the Debentures are secured by a lien on our assets.

Our obligations to the holders of the Debentures are secured by a lien on all of our assets pursuant to a security agreement, which was entered into with respect to the issuance of the Debentures. This lien is subordinate only to the lien of certain permitted senior creditors, pursuant to an inter-creditor and subordination agreement, which was entered into simultaneously with the security agreement. If we default under the terms of the Debentures or under the terms of any permitted senior indebtedness (which is an event of default under the Debentures), the holders of the Debentures may exercise various remedies against us, including acceleration of the entire remaining principal amount of the Debentures and all accrued and unpaid interest thereon, and remedies against our collateral. An acceleration of the Debentures or an exercise of remedies against our assets as collateral could have a material adverse effect on our ability to conduct our business or could force us to invoke legal measures to protect our business, including, but not limited to, for filing for protection under the U.S. Bankruptcy Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our owned and leased properties:

Location	Size	Primary Use	Leased or Owned

Fresno (Fresno County), CA	2,651 sq. ft.	Corporate headquarters for S&W	Leased(1)

Sacramento (Sacramento County), CA	2,587 sq. ft.	Office Space	Leased(2)

Five Points (Fresno County), CA	40 acres (3)	Milling facilities	Owned

Calipatria (Imperial Valley), CA	182 acres	Alfalfa seed farmland	Owned(4)

Kern County, CA	800 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased(5)
Connell (Franklin County) WA	28 acres	Agricultural research facilities	Leased(6)

Nampa (Canyon County), Idaho	80 acres (approx.)	Seed production facilities	Owned (subject to mortgage)

Arlington (Columbia County), Wisconsin	25 acres	Alfalfa research and product development	Owned (subject to mortgage)

Unley, South Australia	1,937 sq. ft.	Corporate headquarters for SGI	Leased(7)

Keith, South Australia	3.7 acres	Processing facility	Owned

__________

(1) The lease expires in February 2018. These facilities are adequate for our current needs. However, we believe there is readily available office facilities available for rent in the Fresno area, if our needs change.

(2) The lease expires in November 2017. These facilities are adequate for our current needs. However, we believe there is readily available office facilities available for rent in the Sacramento area, if our needs change.

(3) This facility occupies five acres of mill and processing structures, consisting of 20,336 square feet of office and production space and 46,912 square feet of warehousing facilities. We believe that our facilities are generally well maintained and are in good operating condition. We currently have excess capacity and therefore believe that our facilities will be adequate for our needs.

(4) One-half interest.

(5) The lease expires in September 2024.

(6) Lease expires in December 2017.

(7) Lease expires in February 2018.

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company's securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit under the ticker symbol "SANWU." Each unit consisted of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities under the ticker symbols "SANW," "SANWA" and "SANWZ," for the common stock, Class A warrants and Class B warrants, respectively. The Class A warrants were redeemed in April 2013, and the Class B warrants expired in accordance with their terms in May 2015.

The following table sets forth the range of high and low sales prices per share of Common Stock as reported on NASDAQ for the periods indicated.

	High	Low

Year Ended June 30, 2014
First Quarter	$9.21	$6.78
Second Quarter	8.23	4.82
Third Quarter	7.74	5.53
Fourth Quarter	8.23	5.86

Year Ended June 30, 2015
First Quarter	$6.74	$3.91
Second Quarter	4.48	2.99
Third Quarter	5.25	3.69
Fourth Quarter	5.55	4.05

On September 22, 2015, the closing price as reported on the NASDAQ Capital Market of our common stock was $4.52 per share.

Holders

As of September 22, 2015, we had 13,463,455 shares of common stock outstanding held by 17 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In addition, our credit facility contains restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 20, 2015, we issued 200,000 shares of our common stock at a per share price of $4.64 to Bioceres, S.A., in exchange for 1,263 newly-issued shares of Bioceres. The newly-issued shares were issued pursuant to the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The availability of the exemption was predicated on the fact that the sale was made to a single accredited, sophisticated investor who was familiar with our business, who had access to business and financial information about our company and with whom we have established a joint working relationship.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plan is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, "Risk Factors."

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, other Western states, South Australia and three provinces in Canada, and we sell our seed varieties in more than 30 countries across the globe. Historically, we have been recognized as the leading producer of non-dormant alfalfa seed varieties, which varieties have been bred for warm climates and high-yields, including, in particular, varieties that thrive in high saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer provided us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. We also have agreements with Monsanto to develop unique traits into specific S&W-developed varieties that have exhibited high yield and salt tolerance. We have licensing agreements with Monsanto and FGI to produce, breed and eventually sell Roundup Ready alfalfa see varieties. In sum, our alfalfa seed business now encompasses the production, breeding and sale of nearly the full spectrum of non-dormant and dormant conventional varieties (from FD 2 through FD 10) and the potential for future production and sale of transgenic ("GMO") -varieties, which are being bred to combine the most desirable characteristics of certain of our varieties with the Roundup Ready gene. In addition to alfalfa seed breeding, production and sales, which is our core business, we also offer seed cleaning and processing for other seed manufacturers and conduct an ongoing stevia breeding program.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. Fiscal 2016 will be the first full year in which we will have a full range of non-dormant and dormant varieties, which will enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically-modified varieties in future periods. Currently, we have a long-term distribution agreement DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue for the next ten years.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors. Because some of our large customers and distributors order in bulk only one or two times a year, our product revenue may fluctuate significantly from period to period, however some of this fluctuation is offset by having operations in both the northern and southern hemispheres.

Our stevia breeding program has yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various means to monetize the results of our effort to breed new, better tasting stevia varieties. Such potential opportunities including possible licensing agreements and royalty-based agreements.

Cost of Revenue

Cost of revenue relates to sale of our alfalfa seed varieties and consists of the cost of procuring seed, whether we purchase the seed from third party contract growers or grow the seed on property we own or lease, plant conditioning and packaging costs, direct labor and raw materials, and overhead costs.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery, breeding and testing of our products and products in development incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. These costs are expensed as incurred. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more dollars in development of our proprietary varieties throughout our history than on our stevia breeding program, which we commenced in fiscal 2010.

In fiscal 2013, we determined to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of two patent applications, with the expectation of a third patent application to be filed in the first half of fiscal 2016.

We expect our research and development expenses to increase on an absolute dollar basis for the foreseeable future, although our research and development expenses may increase significantly if we choose to accelerate certain research and development programs. Our research and development expenses may also fluctuate from period to period as a result of the timing of various research and development projects.

Our research and development costs are charged to expense as they are incurred. Therefore, internal research and development costs are expenses as incurred, while third party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or construed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee costs, including salaries, employee benefits, and share-based compensation, as well as professional service fees, insurance, marketing, travel and entertainment expense, public company expense and other overhead costs. We proactively take steps on an ongoing basis to control selling, general and administrative expense as much as is reasonably possible.

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names and 2-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 18-28 years for buildings, 3-10 years for machinery and equipment and 3-5 years for vehicles.

Impairment Charges

We evaluate our long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets is adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. A triggering event during the quarter ended December 31, 2014 prompted a review of certain farmland related costs. The carrying value of these assets was deemed in excess of fair value, so we recorded an impairment charge of $500,198 in the consolidated statement of operations during the year ended June 30, 2015.

Other Expense

Other expense consists of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligation and interest expense in connection with amortization of debt discount. In addition interest expense consists of interest costs related to our outstanding borrowings on our Wells Fargo revolving lines of credit and on SGI's credit facilities in South Australia, our 8% senior secured convertible promissory notes that were issued in December 2014 and mature in June 2017, a three-year secured promissory note issued in connection with the DuPont Pioneer acquisition, a five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition, and a term loan for a vehicle purchase that matures in February 2018.

Income Tax Expense (Benefit)

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations.

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to the Fiscal Year Ended June 30, 2014

Revenue and Cost of Revenue

Revenue for fiscal year ended June 30, 2015 was $81,208,903 compared to $51,533,643 for the year ended June 30 2014. The $29,675,260 increase in revenue for the year ended June 30, 2015 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We are also experiencing an increase in sales activity for the Middle East as we began to see recovery from the market surplus of low priced 2013 Australian crop that negatively impacted sales in prior periods.

Sales direct to international customers represented 59% and 81% of revenue during the years ended June 30, 2015 and 2014, respectively. Domestic revenue accounted for 41% and 19% of our total revenue for the years ended June 30, 2015 and 2014, respectively. The increase in domestic revenue is directly attributed to sales to DuPont Pioneer. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $64,607,502 in the year ended June 30, 2015 was 80% of revenue, while the cost of revenue of $41,561,736 in the year ended June 30, 2014 was 81% of revenue.

Total gross profit margins were 20.4% and 19.4% for years ended June 30, 2015 and 2014, respectively. The increase in gross profit margins is due to higher margins from the sale of dormant alfalfa seed varieties acquired from DuPont Pioneer, improvement in seed pricing, as well as the benefits of our on-going optimization initiative. While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we continue to anticipate improved gross margins in Fiscal 2016 as a result of a number of initiatives we are deploying, as well as pricing improvement in the alfalfa seed market, particularly in certain key markets.

Selling, General and Administrative Expenses

SG&A expense for the year ended June 30, 2015 totaled $9,620,807 compared to $6,815,575 for the year ended June 30, 2014. The $2,805,231 increase in SG&A expense versus the prior year was primarily due to non-recurring transaction expenses of approximately $1,290,926 and the expenses associated with the newly acquired DuPont Pioneer business. As a percentage of revenue, SG&A expenses were 12% in the current year compared to 13% in the year ended June 30, 2014.

Research and Development Expenses

R&D for the year ended June 30, 2015 totaled $1,890,234 compared to $840,578 in the year ended June 30, 2014. The increase of $1,049,656 from 2014 to 2015 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2015 was $2,179,638 compared to $1,265,739 for the year ended June 30, 2014. Included in the amount was amortization expense for intangible assets, which totaled $1,600,360 in the year ended June 30, 2015 and $951,892 in the year ended June 30, 2014. The $913,899 increase in depreciation and amortization expense over the prior year is a result of depreciation and amortization of assets acquired from DuPont Pioneer.

Impairment Expense

We recorded an impairment charge of $500,198 during the year ended June 30, 2015, as the carrying value of certain farmland related assets was deemed in excess of net realizable value. These farmland assets were sold in March 2015, and an additional loss on disposal of $24,646 was recorded during the year ended June 30, 2015. There was no comparable impairment charge in the year ended June 30, 2014.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $159,763 for the year ended June 30, 2015 compared to a gain of $51,571 for the year ended June 30, 2014. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $1,396,000 charge to non-cash change in derivative warrant liability expense represents the increase in fair value of the outstanding warrants issued in December 2014. The increase is driven by a $0.88 increase in the closing stock price at June 30, 2015, from the initial measurement date of December 31, 2014.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $74,000 charge to non-cash change in contingent consideration obligation expense represents the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligation. The fair value of the contingent consideration obligation is expected to increase each quarter until the end of the earn-out measurement period.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2015 was $2,934,164 compared to $52,550 for the year ended June 30, 2014. The increase represents the amortization of the debt discount and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease. The year ended June 30, 2015 includes $1,146,090 of accelerated amortization expense as a result of the $5,000,000 early principal redemption of the convertible debentures. We expect to incur $2,930,225 of amortization of debt discount during fiscal 2016.

Interest Expense - Convertible Debt and Other

Interest expense during the year ended June 30, 2015 totaled $1,831,057 compared to $600,740 for the year ended June 30, 2014. Interest expense for fiscal 2015 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB and Wells Fargo. The $1,230,317 increase in interest expense in fiscal 2015 is primarily driven by $971,680 of interest on the convertible debentures and $150,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014, and $108,637 of interest expense attributed to higher levels of working capital resulting in additional borrowings on the working capital facilities.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $845,979 for the year ended June 30, 2015 compared to income tax expense of $87,116 for the fiscal year ended June 30, 2014. Our effective tax rate was 21.1% during the year ended June 30, 2015 compared to 18.9% in fiscal 2014. The decrease of the estimated annual effective tax rate from 24.4% as of December 31, 2014 was primarily due to adjustments for the change in fair value of the derivative warrant liability. The charges associated with the fair value adjustments are not deductible for federal income tax purposes. The Company's effective tax rate differs from the US federal statutory rate as a result of these nondeductible expenses.

Net Loss

We had a net loss of $3,163,127 for the year ended June 30, 2015 compared to net income of $373,100 for the year ended June 30, 2014. The loss in the current fiscal year was attributable primarily to the non-recurring transaction charges, the change in derivative warrant liability and incremental interest expense associated with the convertible debentures discussed above. The net loss per basic and diluted common share was $(0.25) for the year ended June 30, 2015 compared to net income per basic and diluted share of $0.03 for the year ended June 30, 2014.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second fiscal quarter. In fiscal 2015, we paid our California growers from our legacy business approximately 50% in October 2014 and the remaining 50% was paid in February 2015. The grower base acquired in the recent Pioneer Acquisition will be paid on a schedule similar to our historical North American grower base. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, it also puts a greater demand on our working capital and working capital requirements during the second, third and fourth quarters based on timing of payments to growers in the second through fourth quarters. As a result of the Pioneer Acquisition, going forward we anticipate our working capital demands to be highest in second and third quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, one in each of the first, third and fourth quarters. Our future revenues and cash collections pertaining to the new production and distribution agreements with DuPont Pioneer will provide us with greater predictability as sales to DuPont Pioneer will be concentrated in our third and fourth fiscal quarters and payments will be received in three installments over the September to mid-April time period.

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

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our debt and equity securities and credit facilities from financial institutions, both in California and South Australia.

With respect to recent equity and debt financings, we raised an aggregate of $31,658,400 in gross proceeds in two separate private placements that closed on December 31, 2014.

In the first of these two financings, we sold 1,294,000 shares of our common stock at $3.60 per share for gross proceeds of $4,658,400 to one accredited investor in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On the same day, we also sold $27,000,000 aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020 in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we are required to make monthly redemption payments, payable, at our option, in cash, shares of common stock or a combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option in the event a redemption payment is to be made in stock and contains certain limited acceleration rights of the company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In March 2015, following the sale of farmland we previously owned in California's Imperial Valley, we were required to, and did, redeem $5,000,000 in principal amount of the debentures on a pro rata basis. The debentures are senior secured obligations, subject only to certain secured obligations of KeyBank (which replaced Wells Fargo as our secured lender on September 22, 2015) and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the Pioneer Acquisition). The rights of those secured creditors are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,355,218, yielding net proceeds of approximately $24,644,782. The net proceeds from these two December 2014 financing transactions were used primarily to fund the cash portion of the purchase price of the Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

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

From 2011 until September 22, 2015, we had one or more ongoing revolving credit facility agreements with Wells Fargo.

On February 21, 2014, we entered into our most recent credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "Wells Facilities," which were terminated as of September 22, 2015 (see below). The New Facilities include (i) a domestic revolving facility of up to $4,000,000 to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver is limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities were required to be paid in full on or before the October 1, 2015 maturity date.

The Wells Facilities bore interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.75% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears. The Wells Facilities were satisfied in full and terminated as of September 22, 2015 as a result of our new credit facility with KeyBank, described below.

On September 22, 2015, the Company entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "Credit Facility") with KeyBank National Association ("KeyBank").

  The use of proceeds for advances under the Credit Facility are to: (i) refinance the Company's existing senior indebtedness with Wells Fargo Bank, National Association; (ii) finance the Company's ongoing working capital requirements; and (iii) provide for general corporate purposes.

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the Credit Facility, will be payable in full on September 21, 2017.

  The Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured) plus up to 65% of eligible inventory, subject to lender reserves.

  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum) (both as defined in the September 22, 2015 credit and security agreement (the "Credit Agreement")), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

  The Company's domestic subsidiaries have guaranteed all of the Company's obligations under the Credit Facility.

  Subject to certain exceptions, the Credit Facility is secured by a first priority perfected security interest in all now owned and after acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, S&W Australia Pty Ltd. With respect to its security interest and/or lien, KeyBank has entered into an Intercreditor Agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company on December 31, 2014) and Pioneer Hi-Bred International, Inc.

In July 2012, we obtained a term loan from Wells Fargo in a principal amount of up to $2,625,000 (the "Term Loan"), which we used to fund a portion of the purchase of 640 acres of Imperial Valley farmland. The Term Loan bore interest at a rate per annum equal to 2.35% above LIBOR as specified in the term note. As of June 30, 2015, $0 was outstanding on the Term Loan.

In March 2015, we closed on the sale of the 759 acres of farmland in Calipatria (Imperial Valley), California for a purchase price of $7,100,000. We used the proceeds to pay-off the existing $2.2 million Wells Fargo Term Loan, and with the remaining proceeds, redeemed $5,000,000 in principal amount (and accrued interest thereon) of the convertible debentures issued in December 2014.

At June 30, 2015, the Company has outstanding $21,954,483 in principal amount of the debentures following the real estate sale redemption. The reduction in principal was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments that commenced on July 1, 2015, but the redemption does have the effect of reducing the term of the debentures from December 1, 2017 to June 1, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB").

In April 2015, the NAB working capital credit facilities were amended and renewed and will expire on March 31, 2016 (the "2015 NAB Capital Facilities"). The 2015 NAB Capital Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $750,190 at June 30, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $9,186,000 at June 30, 2015).

  The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily, is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

  The Trade Refinance Facility generally permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.17%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and our corporate guarantee (up to a maximum of USD $13,000,000).

Interest is payable each month in arrears on both the Overdraft Facility and the Trade Refinance Facility. In the event of a default, as defined in the NAB Facility Agreement, the interest rate will increase on both facilities by 4.5% per annum. The 2015 NAB Facilities contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2015.

In January 2015, SGI and NAB entered into a new business markets - flexible rate loan in the amount of AUD $650,000 (USD $497,575 at June 30, 2015) (the "Keith Building Loan") and a machinery and equipment facility in the amount of up to AUD $1,350,000 (USD $1,033,425 at June 30, 2015) (the "Keith Machinery and Equipment Facility"). The Keith Building Loan and Keith Machinery and Equipment Facility (collectively, the "Keith Credit Facilities") are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building.

  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan, which is payable monthly in arrears, varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.135% as of June 30, 2015)..

  The Keith Machinery and Equipment Facility generally permits SGI to draw down amounts up to a maximum amount of AUD $1,350,000 (USD $1,033,425) for periods of up to 180 days, in SGI's discretion. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.

The Keith Credit Facilities are both secured by a lien on all the present and future rights, property and undertakings of SGI, our corporate guarantee and a mortgage on SGI's Keith, South Australia property. At June 30, 2015, the principal balance on the Keith Building Loan was AUD $609,382 (USD $466,482), and the principal balance on the Keith Machinery and Equipment Facility was AUD $202,034 (USD $154,657).

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2015 and 2014:

	Years Ended
	June 30,
	2015	2014
Cash flows from operating activities	$11,112,350	$(17,867,038)
Cash flows from investing activities	(31,189,676)	(764,109)
Cash flows from financing activities	22,405,272	7,944,391
Effect of exchange rate changes on cash	40,009	73,185
Net increase (decrease) in cash	2,367,955	(10,613,571)
Cash and cash equivalents, beginning of period	1,167,503	11,781,074
Cash and cash equivalents, end of period	$3,535,458	$1,167,503

Operating Activities

For the year ended June 30, 2015, operating activities provided $11,112,350 in cash. Net loss adjusted for non-cash items generated $3,587,636 in cash, and changes in operating assets and liabilities generated $7,524,714. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in inventory balances of $21,308,005, partially offset by an increase in accounts receivable balances of $4,391,780 and reduction of payables of $11,014,912.

For the fiscal year ended June 30, 2014, operating activities used $17,867,038 in cash, as a result of a net income of $373,100 and an increase in accounts receivable of $11,301,001, an increase in inventories of $2,135,746 and a decrease in accounts payable (including related parties) of $4,740,089.

Investing Activities

Investing activities during the year ended June 30, 2015 used $31,189,676 in cash. The Pioneer Acquisition accounted for $36,688,881 of the cash used in investing activities, proceeds from the March 2015 sale of the Calipatria (Imperial Valley) farmland provided $7,100,000 and $1,595,813 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Investing activities during the year ended June 30, 2014 used $764,109 in cash. This amount consisted of $351,899, which was used to acquire a minority investment in shares of Bioceres S.A., an Argentinian agrobiotechnology company, and the remaining $434,416 was used to purchase equipment.

Financing Activities

Financing activities during year ended June 30, 2015 provided $22,405,272 in cash. The convertible debt offering consummated concurrently with the Pioneer Acquisition provided gross proceeds of $27,000,000, less $1,931,105 of debt issuance costs. The equity offering that closed concurrently with the Pioneer Acquisition provided net proceeds of $4,161,937, consisting of $4,658,400 in gross proceeds and $496,463 of related fees. We used the proceeds from the sale of our Calipatria farmland to pay off the Term Loan with Wells Fargo and to redeem $5,000,000 in principal amount (and accrued interest thereon) of convertible debentures.

Financing activities during the year ended June 30, 2014 provided $7,944,391 in cash, consisting primarily of net borrowings and repayments on working capital lines of credit of $8,914,888, offset by $746,789 of principal payments on long-term loans.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2015.

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
Fresno, California

We have audited the accompanying consolidated balance sheet of S&W Seed Company (the "Company") as of June 30, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California
September 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of S&W Seed Company

Fresno, California

We have audited the accompanying consolidated balance sheet of S&W Seed Company (the "Company") as of June 30, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ M&K CPAs LLP

Houston, Texas
September 24, 2014

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,535,458	$1,167,503
Accounts receivable, net	26,728,741	24,255,596
Inventories, net	25,521,747	28,485,584
Prepaid expenses and other current assets	797,199	230,907
Deferred tax assets	286,508	1,300,665
TOTAL CURRENT ASSETS	56,869,653	55,440,255

Property, plant and equipment, net	11,476,936	10,356,809
Intangibles, net	38,004,916	14,590,771
Goodwill	9,630,279	4,939,462
Crop production costs, net	212,231	1,952,100
Deferred tax assets	4,060,156	1,666,488
Other assets	2,088,896	354,524
TOTAL ASSETS	$122,343,067	$89,300,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,722,900	$15,026,669
Accounts payable - related parties	1,128,630	1,053,874
Accrued expenses and other current liabilities	2,328,349	818,730
Foreign exchange contract liabilities	59,116	-
Lines of credit	13,755,800	15,888,640
Current portion of long-term debt	2,223,465	267,764
Current portion of convertible debt, net	9,265,929	-
TOTAL CURRENT LIABILITIES	42,484,189	33,055,677

Non-compete payment obligation, less current portion	100,000	150,000
Contingent consideration obligation	2,078,000	-
Long-term debt, less current portion	10,682,072	4,452,631
Convertible debt, net, less current portion	8,777,041	-
Derivative warrant liabilities	6,258,000	-
Other non-current liabilities	88,160	127,866

TOTAL LIABILITIES	70,467,462	37,786,174

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
13,479,101 issued and 13,454,101 outstanding at June 30, 2015;
11,665,093 issued and 11,640,093 outstanding at June 30, 2014	13,479	11,666
Treasury stock, at cost, 25,000 shares at June 30, 2015 and at June 30, 2014	(134,196)	(134,196)
Additional paid-in capital	62,072,379	55,121,876
Accumulated deficit	(4,979,471)	(1,816,344)
Accumulated other comprehensive loss	(5,096,586)	(1,668,767)
TOTAL STOCKHOLDERS' EQUITY	51,875,605	51,514,235
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,343,067	$89,300,409

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2015	2014

Revenue	$81,208,903	$51,533,643

Cost of revenue	64,607,502	41,561,736

Gross profit	16,601,401	9,971,907

Operating expenses
Selling, general and administrative expenses	9,620,807	6,815,576
Research and development expenses	1,890,234	840,578
Depreciation and amortization	2,179,638	1,265,739
Impairment charges	500,198	-
Disposal of property, plant and equipment loss (gain)	24,646	(11,921)

Total operating expenses	14,215,523	8,909,972

Income from operations	2,385,878	1,061,935

Other expense
Foreign currency loss (gain)	159,763	(51,571)
Change in derivative warrant liabilities	1,396,000	-
Change in contingent consideration obligation	74,000	-
Interest expense - amortization of debt discount	2,934,164	52,550
Interest expense - convertible debt and other	1,831,057	600,740

(Loss) income before income taxes	(4,009,106)	460,216
(Benefit) provision for income taxes	(845,979)	87,116
Net (loss) income	$(3,163,127)	$373,100

Net (loss) income per common share:
Basic	$(0.25)	$0.03
Diluted	$(0.25)	$0.03

Weighted average number of common shares outstanding:
Basic	12,785,450	11,572,406
Diluted	12,785,450	11,733,621

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended
	June 30,
	2015	2014

Net (loss) income	$(3,163,127)	$373,100

Foreign currency translation adjustment	(3,427,819)	435,069

Comprehensive (loss) income	$(6,590,946)	$808,169

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2013	11,584,101	$11,585	-	$-	$54,338,758	$(2,189,444)	$(2,103,836)	$50,057,063

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	872,711	-	-	872,711
Common stock issued for exercise of underwriter warrant and A warrant	31,500	32	-	-	213,644	-	-	213,676
Net issuance to settle RSUs	57,557	57	-	-	(241,709)	-	-	(241,652)
Cancellation of restricted shares for withholding taxes	(8,065)	(8)	-	-	(61,528)	-	-	(61,536)
Treasury stock purchases	-	-	(25,000)	(134,196)	-	-	-	(134,196)
Other comprehensive income	-	-	-	-	-	-	435,069	435,069
Net income	-	-	-	-	-	373,100	-	373,100
Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	896,882	-	-	896,882
Common stock issued for exercise of options	291,559	291	-	-	1,079,708			1,079,999
Net issuance to settle RSUs	36,454	36	-	-	(79,878)	-	-	(79,842)
Cancellation of restricted shares for withholding taxes	(8,005)	(8)	-	-	(34,652)	-	-	(34,660)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294	-	-	4,160,643	-	-	4,161,937
Common stock issued for additional minority interest investment in Bioceres	200,000	200	-	-	927,800	-	-	928,000
Other comprehensive loss	-	-	-	-	-	-	(3,427,819)	(3,427,819)
Net loss	-	-	-	-	-	(3,163,127)	-	(3,163,127)
Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

See notes to consolidated financial statements.

S&W SEED COMPANY
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,163,127)	$373,100
Adjustments to reconcile net (loss) income from operating activities to net cash provided by (used in) operating activities
Stock-based compensation	896,882	872,711
Change in allowance for doubtful accounts	83,039	49,687
Impairment charges	500,198	-
Depreciation and amortization	2,179,638	1,265,739
Loss (gain) on disposal of property, plant and equipment	24,646	(11,921)
Change in deferred tax asset	(1,402,397)	(512,971)
Change in foreign exchange contracts	64,593	(666,310)
Change in derivative warrant liabilities	1,396,000	-
Change in contingent consideration obligation	74,000	-
Amortization of debt discount	2,934,164	51,438
Changes in operating assets and liabilities, net:
Accounts receivable	(4,391,780)	(11,301,001)
Inventories	21,308,005	(2,135,746)
Prepaid expenses and other current assets	(318,479)	273,415
Crop production costs	349,435	(369,501)
Other non-current assets	(7,450)	-
Accounts payable	(11,158,693)	(4,890,482)
Accounts payable - related parties	143,781	150,393
Accrued expenses and other current liabilities	1,591,582	(912,671)
Other non-current liabilities	8,313	(102,918)
Net cash provided by (used in) operating activities	11,112,350	(17,867,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,595,813)	(434,416)
Proceeds from disposal of property, plant and equipment	7,100,000	24,832
Acquisition of business	(36,688,881)	-
Investment in Bioceres	(4,982)	(354,525)
Net cash used in investing activities	(31,189,676)	(764,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,161,937	-
Net proceeds from warrant exercises	-	213,676
Proceeds from exercise of common stock options	1,079,999	-
Common stock repurchased	-	(134,196)
Taxes paid related to net share settlements of stock-based compensation awards	(114,502)	(303,188)
Borrowings and repayments on lines of credit, net	(766,673)	8,914,888
Proceeds from sale of convertible debt and warrants	27,000,000	-
Borrowings of long-term debt	509,702	-
Debt issuance costs	(1,931,105)	-
Repayments of convertible debt	(5,045,519)	-
Repayments of long-term debt	(2,488,567)	(746,789)
Net cash provided by financing activities	22,405,272	7,944,391

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,009	73,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,367,955	(10,613,571)

CASH AND CASH EQUIVALENTS, beginning of the period	1,167,503	11,781,074

CASH AND CASH EQUIVALENTS, end of period	$3,535,458	$1,167,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,491,348	$555,970
Income taxes	210,112	777,821

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

On December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration, derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 49% of its revenue for the year ended June 30, 2015, and two customers accounted for 21% of its revenue for the year ended June 30, 2014.

Three customers accounted for 53% of the Company's accounts receivable at June 30, 2015. One customer accounted for 32% of the Company's accounts receivable at June 30, 2014.

Sales direct to international customers represented 59% and 81% of revenue during the years ended June 30, 2015 and 2014, respectively. The net book value of fixed assets located outside the United States were 11% and 3% at June 30, 2015 and 2014, respectively. Cash balances located outside of the United States may not be insured and totaled $1,039,326 and $42,074 at June 30, 2015 and 2014, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2015		2014
United States	$33,130,338	41%	$9,561,102	19%
Saudi Arabia	21,655,881	27%	11,042,450	21%
Mexico	4,906,587	6%	3,974,473	8%
Libya	3,003,085	4%	5,341,139	10%
Argentina	2,918,755	4%	800,248	2%
Australia	2,087,955	3%	2,397,636	5%
Sudan	2,068,995	3%	364,645	1%
Germany	2,035,445	3%	2,077,906	4%
France	1,729,205	2%	3,623,232	7%
Other	7,672,657	9%	12,350,812	24%
Total	$81,208,903	100%	$51,533,643	100%

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $155,595 and $72,556 at June 30, 2015 and June 30, 2014, respectively.

Inventories

Inventory

Inventories consist of alfalfa seed purchased from the Company's growers under production contracts, alfalfa seed produced from its own farming operations and packaging materials.

Inventories are stated at the lower of cost or market, and an inventory reserve permanently reduces the cost basis of inventory. Inventories are valued as follows: Actual cost is used to value raw materials such as packaging materials, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at actual cost. Actual cost for finished goods includes plant conditioning and packaging costs, direct labor and raw materials and manufacturing overhead costs based on normal capacity. The Company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of finished goods based on the normal capacity of the production facilities.

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

Growing Crops

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, interest expense on farmland, cultivation and on-going irrigation, harvest and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs.

Components of inventory are:

	June 30,	June 30,
	2015	2014
Raw materials and supplies	$276,339	$173,922
Work in progress and growing crops	5,415,402	3,990,678
Finished goods	19,830,006	24,320,984
	$25,521,747	$28,485,584

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

Components of crop production costs are:

	June 30,	June 30,
	2015	2014
Alfalfa seed production	$-	$1,747,429
Alfalfa hay	92,037	16,885
Other crops	120,194	187,786
Total crop production costs, net	$212,231	$1,952,100

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 18-28 years for buildings, 3-10 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names, and 2-20 for other intangible assets. The weighted average estimated useful lives are 24 years for technology/IP/germplasm, 20 years for customer relationships and trade names, and 19 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds and Seed Genetics International during the fiscal year 2013 and the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015. Goodwill is assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined it has two reporting units for goodwill impairment testing purposes. Its reporting units are the United States operations and Australia. The Company conducted a qualitative assessment of goodwill and determined that it was more likely than not there was no impairment.

Cost Method Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such Investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment charges are recognized in the consolidated statement of operations. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

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

The assets acquired and liabilities assumed in the Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2015 or June 30, 2014.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance could impact the relationship between interest rate and market rates. The fair value of the convertible debentures is $21,828,653 at the balance sheet date and the carrying value is $18,042,970. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate which is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach, to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$59,116	$-
Contingent consideration obligation	-	-	2,078,000
Derivative warrant liabilities	-	-	6,258,000
Total	$-	$59,116	$8,336,000

	Fair Value Measurements as of June 30, 2014 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$627	$-
Total	$-	$627	$-

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period. The reclassifications had no effect on net loss, cash flows, or stockholders' equity.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company elected to adopt this update as of March 31, 2015 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis and the June 30, 2014 consolidated balance sheet has been adjusted to reflect the period specific effects of applying the new guidance. The retrospective application of this change in accounting principle did not have an impact on the June 30, 2014 consolidated balance sheet as the Company did not have debt issuance costs at that date. The adoption of this change in accounting principle on the March 31, 2015 consolidated balance sheet reclassified debt issuance costs of $1,272,676 which were previously presented as a long-term asset, and reduced the carrying value of the convertible notes by the same amount. The adoption did not have an impact on the Company's consolidated statement of operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 31, 2014:

	December 31, 2014	Measurement	December 31, 2014
	(initially reported)	Period Adjustments	(as adjusted)
Inventory	$21,519,376	$535,924	$22,055,300
Property, plant and equipment	6,709,265	3,270	6,712,535
Distribution agreement	5,050,000	2,640,000	7,690,000
Production agreement	-	670,000	670,000
Grower relationships	83,000	(7,000)	76,000
Technology/IP - germplasm	12,130,000	1,210,000	13,340,000
Technology/IP - seed varieties	4,780,000	260,000	5,040,000
Goodwill	10,447,735	(5,094,418)	5,353,317
Current liabilities	(21,519,376)	9,270,870	(12,248,506)
Total acquisition cost allocated	$39,200,000	$9,488,646	$48,688,646

The acquisition-date fair value of the consideration transferred consisted of the following:

	December 31, 2014	Measurement	December 31, 2014
	(initially reported)	Period Adjustments	(as adjusted)
Cash	$27,000,000	$-	$27,000,000
Promissory note	10,000,000	-	10,000,000
Contingent earn-out	2,200,000	(196,000)	2,004,000
Amount payable to seller	-	9,684,646	9,684,646
	$39,200,000	$9,488,646	$48,688,646

The current liabilities assumed relate to inventory acquired in the acquisition. Subsequent to December 31, 2014, the Company determined that at the acquisition date, the seller had already paid the third party growers $9,684,646 for the inventory acquired in the acquisition. As a result, the carrying amount of the current liabilities assumed was retrospectively decreased by $9,684,646 on December 31, 2014, due to this new information, with a corresponding increase to the acquisition-date fair value of the consideration transferred. In addition, subsequent to the issuance of the December 31, 2014 financial statements, the Company obtained final support to adjust the estimates previously made on inventory purchases and grower payables assumed as well as acquired property, plant and equipment and intangible assets. The excess of the purchase price over the fair value of the net assets acquired, amounting to $5,353,317, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business, technology, and the assembled workforce of Pioneer. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,004,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 24% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of June 30, 2015, the estimated fair value of the contingent consideration is $2,078,000. The increase in the estimated fair value is recorded as an expense in the statement of operations.

The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

Distribution agreement	20	$7,690,000
Production agreement	3	670,000
Grower relationships	10	76,000
Technology/IP - germplasm	30	13,340,000
Technology/IP - seed varieties	15	5,040,000
Total identifiable intangible assets		$26,816,000

The Company incurred $863,048 of acquisition costs associated with the Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The newly acquired business generated revenues of approximately $27.9 million during the year ended June 30, 2015.

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

The following unaudited pro forma financial information presents results as if the Pioneer Acquisition occurred on July 1, 2013.

	Years Ended
	June 30,
(Unaudited)	2015	2014
Revenue	$91,281,208	$90,810,192
Net loss	$(3,133,625)	$(385,960)
Net loss per basic and diluted share	$(0.23)	$(0.03)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2015 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) the elimination of acquisition and financing related charges of $1,290,927; (iv) amortization of acquired intangibles of $698,050; (v) depreciation of acquired property, plant and equipment of $221,884; (vi) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $3,054,343; (vii) additional interest expense of $150,000 for the promissory included in total consideration for the Pioneer Acquisition; and (viii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 21.1%.

The primary adjustments for the year ended June 30, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $1,396,100; (iv) depreciation of acquired property, plant and equipment of $443,767; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $6,053,604; (vi) additional interest expense of $225,000 for the promissory included in total consideration for the Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 18.9%.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the years ended June 30, 2015 and 2014, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2014	Additions	Translation	June 30, 2015
Goodwill - United States	$1,402,000	$5,353,317	$-	$6,755,317
Goodwill - Australia	3,537,462	-	(662,500)	2,874,962
	$4,939,462	$5,353,317	$(662,500)	$9,630,279

	Balance at		Foreign Currency	Balance at
	July 1, 2013	Additions	Translation	June 30, 2014
Goodwill - United States	$1,402,000	$-	$-	$1,402,000
Goodwill - Australia	3,430,050	-	107,412	3,537,462
	$4,832,050	$-	$107,412	$4,939,462

Intangible assets consist of the following:

				Foreign
	Balance at			Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	June 30, 2015
Intellectual property	$6,246,572	$-	$(295,844)	$(1,144,777)	$4,805,951
Trade name	1,521,864	-	(83,830)	(60,194)	1,377,840
Technology/IP	1,043,067	-	(118,960)	-	924,107
Non-compete	471,768	-	(132,353)	(38,061)	301,354
GI customer list	100,295	-	(7,164)	-	93,131
Grower relationships	2,744,164	76,000	(133,770)	(502,909)	2,183,485
Supply agreement	1,380,311	-	(75,632)	-	1,304,679
Customer relationships	1,082,730	-	(58,557)	(55,554)	968,619
Distribution agreement	-	7,690,000	(192,250)	-	7,497,750
Production agreement	-	670,000	(111,666)	-	558,334
Technology/IP - germplasm	-	13,340,000	(222,334)	-	13,117,666
Technology/IP - seed varieties	-	5,040,000	(168,000)	-	4,872,000
	$14,590,771	$26,816,000	$(1,600,360)	$(1,801,495)	$38,004,916

				Foreign
	Balance at			Currency	Balance at
	July 1, 2013	Additions	Amortization	Translation	June 30, 2014
Intellectual property	$6,379,934	$-	$(324,631)	$191,269	$6,246,572
Trade name	1,597,150	-	(85,342)	10,056	1,521,864
Technology/IP	1,162,027	-	(118,960)	-	1,043,067
Non-compete	602,164	-	(137,595)	7,199	471,768
GI customer list	107,459	-	(7,164)	-	100,295
Grower relationships	2,802,756	-	(142,613)	84,021	2,744,164
Supply agreement	1,455,943	-	(75,632)	-	1,380,311
Customer relationships	1,133,402	-	(59,955)	9,283	1,082,730
	$15,240,835	$-	$(951,892)	$301,828	$14,590,771

Amortization expense totaled $1,600,360 and $951,892 for the years ended June 30, 2015 and 2014, respectively. Estimated aggregate remaining amortization is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$2,255,195	$2,246,551	$2,082,539	$1,953,419	$1,953,419	$27,513,793

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2015	2014

Land and improvements	$2,247,379	$7,698,811
Buildings and improvements	5,439,712	2,095,362
Machinery and equipment	3,520,168	1,397,288
Vehicles	940,627	332,714
Construction in progress	1,113,137	44,080
Total property, plant and equipment	13,261,023	11,568,255

Less: accumulated depreciation	(1,784,087)	(1,211,446)

Property, plant and equipment, net	$11,476,936	$10,356,809

Depreciation expense totaled $579,278 and $313,847 for the years ended June 30, 2015 and 2014, respectively.

NOTE 6 - DEBT

Total debts outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	June 30, 2015	June 30, 2014
Working capital lines of credit
Wells Fargo	$10,000,000	$8,305,235
National Australia Bank Limited	3,755,800	7,583,405
Total working capital lines of credit	13,755,800	15,888,640

Current portion of long-term debt
Term loan - Wells Fargo	-	159,030
Term loan - Ally	8,994	8,734
Keith facility (machinery & equipment loan) - National Australia Bank Limited	154,657	-
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	2,000,000	-
Debt discount - SGI	(40,186)	-
Total current portion	2,223,465	267,764

Long-term debt, less current portion
Term loan - Wells Fargo	-	2,220,803
Term loan - Ally	15,590	24,584
Term loan (Keith building) - National Australia Bank Limited	466,482	-
Unsecured subordinate promissory note - related party	200,000	300,000
Promissory note - SGI selling shareholders	-	2,000,000
Promissory note - Dupont Pioneer	10,000,000	-
Debt discount - SGI	-	(92,756)
Total long-term portion	10,682,072	4,452,631
Total debt	$12,905,537	$4,720,395

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

On February 21, 2014, the Company entered into new credit agreements with Wells Fargo and thereby became obligated under new working capital facilities (collectively, the "New Facilities"). The New Facilities include (i) a domestic revolving facility of up to $4,000,000 to refinance the Company's outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver will be limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities must be paid in full on or before October 1, 2015, pursuant to the most recent amendments to the New Facilities as discussed below. The New Facilities are secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory, and equipment. The New Facilities are further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly-owned subsidiary, Seed Genetics International Pty Ltd. The New Facilities, as entered into in February 2014, bear interest either at (i) a fluctuating rate per annum determined by Wells Fargo to be 2.25% above the daily one-month LIBOR Rate in effect from time to time, or (ii) a fixed rate per annum determined to be 2.25% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears.

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

On February 27, 2015, the Company executed and entered into a Third Amendment to Credit Agreement and Revolving Line of Credit Note with respect thereto, and a Third Amendment to Ex-Im Working Capital Guarantee Credit Agreement and Revolving Line of Credit Note with respect thereto (collectively, the "Third Amendments"). Pursuant to the Third Amendments, the respective principal amounts available under the Credit

Agreements and the Ex-Im Revolver remain unchanged, with the maturity date extended to July 1, 2015. Under the Third Amendments, both the Credit Agreement Note and the Ex-Im Revolver bear interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.75% above LIBOR in effect on the first day of the applicable fixed rate term. The Third Amendments include minimal changes to certain financial covenants, including the manner in which the net income financial covenant (itself unchanged) is calculated for the period ended June 30, 2015 and, with respect to the Asset Coverage Ratio, which also remains unchanged, the addition of the requirement that such ratio be maintained at any time rather than as of month end.

On March 27, 2015, the Company entered into a Fourth Amendment to Credit Agreement and a Fourth Amendment to Ex-Im Working Capital Guarantee Credit Agreement, the purpose of which was to permit the Company to enter into a new guarantee with National Australia Bank Limited ("NAB") in connection with amended credit facilities to be consummated between NAB and SGI.

On June 30, 2015, the Company entered into a Fifth Amendment to Credit Agreement and Revolving Line of Credit Note with respect thereto, and a Fifth Amendment to Ex-Im Working Capital Guarantee Credit Agreement and Revolving Line of Credit Note related thereto (collectively, the "Fifth Amendments"). Pursuant to the Fifth Amendments, the respective principal amounts available under the Credit Agreement and the Ex-Im Revolver remain unchanged, with the maturity date extended to October 1, 2015. Seed Holding LLC and Stevia California LLC, both subsidiaries of the Company, executed continuing guarantees in connection therewith. On September 22, 2015, the Company paid-off and terminated the credit facilities with Wells Fargo. See Note 15 for further discussion of the replacement credit facility with KeyBank National Association.

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note will accrue interest at a rate per annum equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest will be payable in five annual installments, in arrears, commencing on October 1, 2013, and on each succeeding anniversary thereof through and including the Maturity Date (each, a "Payment Date") and on the Maturity Date. Amortizing payments of the principal of $100,000 will also be made on each Payment Date, with any remaining outstanding principal and accrued interest payable on the Maturity Date. The outstanding balance on the IVS Note was $300,000 at June 30, 2015.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at the SGI Maturity Date. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $52,570 and $51,438 for the years ended June 30, 2015 and 2014, respectively. Accretion of the debt discount was charged to the consolidated statement of operations.

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

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with NAB. The current facility, referred to as the 2015 NAB Facilities, was amended as of March 31, 2015 and expires on March 31, 2016. As of June 30, 2015, AUD $4,906,336 (USD $3,755,800 at June 30, 2015) was outstanding under the 2015 NAB Facilities.

The 2015 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $750,190 at June 30, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $9,186,000 at June 30, 2015).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.17%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of USD $13,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

For both the Overdraft Facility and the Trade Refinance Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Trade Refinance Facility and the Overdraft Facility upon the occurrence of an event of default). The 2015 NAB Facilities contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2015.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $497,575 at June 30, 2015), and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,350,000 (USD $1,033,425 at June 30, 2015). The Keith Building Loan and the Keith Machinery and Equity Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,531,000 at June 30, 2015).

The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.135% as of June 30, 2015). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down amounts up to the maximum of AUD $1,350,000 (USD $1,033,425) for periods of up to 180 days, in SGI's discretion, provided the term is consistent with SGI's trading terms. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The two Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At June 30, 2015, the principal balance on the Keith Building Loan was AUD $609,382 (USD $466,482), and the principal balance on the Keith Machinery and Equipment Facility was AUD $202,034 (USD $154,657).

The annual maturities of short-term and long-term debt (excluding debt discount), excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2016	$2,263,651
2017	159,262
2018	10,181,328
2019	105,000
2020	105,000
Thereafter	131,482
Total	$12,945,723

NOTE 7 - SENIOR CONVERTIBLE NOTES AND WARRANTS

On December 31, 2014, the Company consummated the sale of senior secured convertible debentures (the "Debentures") and common stock purchase warrants (the "Warrants") to various institutional investors ("Investors") pursuant to the terms of a securities purchase agreement among the Company and the Investors. At closing, the Company received $27,000,000 in gross proceeds. Offering expenses of $1,931,105 attributed to the Debentures were recorded as deferred financing fees and recorded as a debt discount on the consolidated balance sheet and offering expenses of $424,113 attributed derivative warrants were expensed to the statement of operations during the year ended June 30, 2015. The net proceeds were paid directly to DuPont Pioneer in partial consideration for the purchase of certain Pioneer assets, the closing for which also took place on December 31, 2014. See Note 3 for further discussion of the Pioneer Acquisition.

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

Beginning on July 1, 2015, the Company is required to make monthly payments of principal as well, payable in cash or any combination of cash or shares of its common stock at the Company's option, provided all of the applicable equity conditions are satisfied. The Debentures contain certain rights of acceleration and deferral at the holder's option in the event a principal payment is to be made in stock and contains certain limited acceleration rights of the Company, provided certain conditions are satisfied.

The Debentures provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In accordance with the terms of the Debentures, following the sale of 759 acres of farmland property in the Imperial Valley of California in March 2015, which resulted in sale proceeds of $7,100,000, the Company redeemed $5,000,000 in principal amount of the Debentures on a pro rata basis. At June 30, 2015, the Company has outstanding $21,954,482 in principal amount of the Debentures following the real estate sale redemption. The reduction in principal was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments that commence on July 1, 2015, but does have the effect of reducing the term of the Debentures from December 1, 2017 to June 1, 2017.

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

The remaining $22,138,000 of proceeds was allocated to the Debentures. The required redemption contingent upon the real estate sale was determined to be an embedded derivative not clearly and closely related to the borrowing. As such, it was bifurcated and treated as a derivative liability, recorded initially at its fair value of $150,000, leaving an allocation to the host debt of $21,988,000. The difference between the initial amount allocated to the borrowing and the face value of the Debentures will be amortized over the term of the Debentures using the effective interest method. In addition, debt issuance costs totaling $1,931,105 are being amortized over the term of the Debentures using the effective interest method.

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

Accounting for the Redemption

The redemption of $5,000,000 in principal amount of the Debentures was accounted for as a partial extinguishment of the borrowing, as well as the settlement of the derivative recognized initially. The redemption resulted in a loss of $1,183,687, which is included in the interest expense - amortization of debt discount line item on the consolidated statement of operations.

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	June 30, 2015	June 30, 2014
Current portion of convertible debt, net
Senior secured convertible notes payable	$11,274,678	$-
Debt discount	(2,008,749)	-
Total current portion	9,265,929	-

Convertible debt, net, less current portion
Senior secured convertible notes payable	10,679,804	-
Debt discount	(1,902,763)	-
Total long-term portion	8,777,041	-
Total convertible debt, net	$18,042,970	$-

The annual maturities of convertible notes are as follows:

Fiscal Year	Amount

2016	$11,274,678
2017	10,679,804
2018	-
2019	-
2020	-
Thereafter	-
Total	$21,954,482

NOTE 8 - INCOME TAXES

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2015	2014
Current:
Federal	$42,453	$70,046
State	14,528	800
Foreign	519,910	300,727
Total current provision	576,891	371,573
Deferred:
Federal	(1,146,961)	(383,324)
State	(192,907)	(129,645)
Foreign	(83,002)	228,512
Total deferred provision (benefit)	(1,422,870)	(284,457)
(Benefit) provision for income taxes	$(845,979)	$87,116

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2015	2014
Tax expense (benefit) at statutory tax rate	$(1,363,097)	$156,635
State taxes (benefit), net of federal tax (benefit)	(115,851)	8,018
Stock compensation	104,090	79,981
Mark to market on financial instruments	474,640	-
Warrant financing costs	145,479	-
Other permanent differences	29,161	27,649
Federal and state research credits - current year	(59,233)	(29,181)
Impact of change in federal and state effective income tax rates	(8,467)	(71,466)
Foreign Rate Differential	(58,756)	(69,541)
Other	6,055	(14,979)
	$(845,979)	$87,116

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the projections for the taxable income and planning strategies, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2015 or 2014.

Significant components of the Company's deferred tax assets are shown below.

	Years Ended June 30,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$4,124,109	$2,844,500
Stock compensation	275,027	268,104
Tax credit carry forwards	140,524	81,290
Other, net	475,120	142,095
Total deferred tax assets	5,014,780	3,335,989
Valuation allowance for deferred tax assets	-	-
Deferred tax assets, net of valuation allowance	5,014,780	3,335,989
Deferred tax liabilities
Intangible assets	(70,911)	(147,397)
Fixed assets	(660,609)	(328,197)
Total deferred tax liabilities	(731,520)	(475,594)

Net deferred tax assets	$4,283,260	$2,860,395

As of June 30, 2015, the Company had federal and state net operating loss carry forwards of approximately $10,921,582 and $6,130,593, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $123,965 which will expire June 30, 2030, unless previously utilized. The Company has state research credits of $25,089 that do not expire.

As of June 30, 2015, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $3,115,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any potential unrecognized deferred income tax liability is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 9 - WARRANTS

The following table summarizes the warrants outstanding at June 30, 2015:

		Exercise Price		Outstanding			Outstanding
		Per Share /	Expiration	as of June 30,			as of June 30,
	Issue Date	Unit	Date	2014	New Issuances	Expired	2015

Class B warrants	May 2010	$11.00	May 2015	1,421,000	-	(1,421,000)	-
Underwriter warrants - units	May 2010	$13.20	May 2015	119,000	-	(119,000)	-
Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$5.00	Jun 2020	-	2,699,999	-	2,699,999
				1,590,000	2,699,999	(1,540,000)	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $7,180,179 at June 30, 2015 and maturities range from July 2015 to December 2015.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $59,116 at June 30, 2015 compared to a foreign currency contract asset of $627 at June 30, 2014. The Company recorded a loss on foreign exchange contracts of $469,738 which is reflected in cost of revenue for the year ended June 30, 2015. The Company recorded a gain on foreign exchange contracts of $111,815 during the year ended June 30, 2014, which is reflected in cost of revenue.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various non-cancelable operating lease agreements. Rent expense under operating leases was $174,903 and $83,670 for the years ended June 30, 2015 and 2014, respectively.

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2015:

	2016	2017	2018	2019	2020	Thereafter

Operating lease obligations	$568,062	$529,957	$399,271	$237,333	$276,548	$1,098,096

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $10,227,254 to IVM during the year ended June 30, 2015. Amounts due to IVM totaled $834,158 and $651,611 at June 30, 2015 and June 30, 2014, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. During year ended June 30, 2015, the Company purchased a total of $428,796 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $293,772 and $373,341 at June 30, 2015 and 2014, respectively.

NOTE 13 - EQUITY-BASED COMPENSATION

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

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2015 and 2014 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2013	827,000	$4.74	2.8	$2,632,060
Granted	270,000	6.44	4.5
Exercised	-	-	-
Canceled/forfeited/expired	(10,000)	4.10	1.6
Outstanding at June 30, 2014	1,087,000	5.17	2.5	1,562,712
Granted	227,197	3.89	9.5
Exercised	(400,000)	4.00	-
Canceled/forfeited/expired	(12,500)	7.75	-
Outstanding at June 30, 2015	901,697	5.33	4.1	392,850
Options vested and exercisable at June 30, 2015	585,133	5.58	2.6	195,429
Options vested and expected to vest as of June 30, 2015	890,020	$5.34	4.1	$381,416

The weighted average grant date fair value of options granted and outstanding at June 30, 2015 was $1.08. At June 30, 2015, the Company had $387,158 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.6 years. The Company settles employee stock option exercises with newly issued shares of common stock.

On May 7, 2012, the Company issued 73,000 shares of restricted common stock to certain members of the executive management team. The restricted common shares vest annually in equal installments over a three-year period, commencing one year from the date of the grant. The Company recorded $124,287 and $146,000 of stock-based compensation expense associated with this grant during the year ended June 30, 2015 and 2014, respectively. The value of the award was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted shares is presented below:

Year Ended June 30, 2015
Weighted -
		Weighted -	Average
	Number of	Average	Remaining
	Nonvested	Grant Date	Contractual
	Restricted Shares	Fair Value	Life (Years)
Beginning nonvested restricted shares outstanding	24,332	$6.00	-
Granted	-	-	-
Vested	(24,332)	6.00	-
Forfeited	-	-	-
Ending nonvested restricted shares outstanding	-	$-	-

On March 16, 2013, the Company issued 280,000 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 34,000 restricted stock units vested on July 1, 2013 and the remaining 246,000 restricted stock units vest quarterly in equal installments over a four and one-half year period, commencing on July 1, 2013. The Company recorded $576,951and $577,299 of stock-based compensation expense associated with this grant during the years ended June 30, 2015 and 2014, respectively. The fair value of the award was $2,984,800 and was based on the closing stock price on the date of grant.

A summary of activity related to non-vested restricted share units is presented below:

Year Ended June 30, 2015
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	191,336	$10.66	-
Granted	-	-	-
Vested	(54,664)	10.66	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	136,672	$10.66	2.3

At June 30, 2015, the Company had $1,302,486 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.3 years.

At June 30, 2015 there were 224,581 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2015 and 2014 totaled $896,882 and $872,711, respectively.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2015 and 2014, respectively.

	Years Ended
	June 30,
	2015	2014
(Increase) decrease in non-cash net assets of subsidiary due to foreign currency translation gain (loss)	$(3,427,922)	$435,069

Fair value of assets acquired	60,937,152	-
Cash paid for the acquisition	(27,000,000)	-
Promissory note issued	(10,000,000)	-
Contingent consideration issued	(2,004,000)	-
Amount payable to seller	(9,684,646)	-
Liabilities assumed	$12,248,506	$-

NOTE 15 - SUBSEQUENT EVENTS

On July 1, 2015, the Company issued 9,354 shares of common stock in the settlement of previously granted RSU's that vested on July 1, 2015.

On July 15, 2015, the Company granted an aggregate of 120,000 options to purchase its common stock at an exercise price of $4.76 to its Chief Executive Officer and Chief Financial Officer. The options vest over 12 quarters commencing on October 1, 2015 and are exercisable for 10 years.

On July 15, 2015, the Company awarded an aggregate of 88,333 restricted stock units ("RSUs") to members of its executive management team. The RSUs vest quarterly over 12 quarters, commencing with the initial vesting on October 1, 2015, at which time 15% of the total grant will vest. The RSU grants will be fully vested on July 1, 2018, subject to continued service with the Company on each vesting date.

On September 22, 2015, the Company entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "Credit Facility") with KeyBank National Association ("KeyBank").

  The use of proceeds for advances under the Credit Facility are to: (i) refinance the Company's existing senior indebtedness with Wells Fargo Bank, National Association; (ii) finance the Company's ongoing working capital requirements; and (iii) provide for general corporate purposes.

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the Credit Facility, will be payable in full on September 21, 2017.

  The Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured) plus up to 65% of eligible inventory, subject to lender reserves.

  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum) (both as defined in the September 22, 2015 credit and security agreement (the "Credit Agreement")), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

  The Company shall maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which shall provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the Credit Facility) on a daily basis.

  The Company's domestic subsidiaries have guaranteed all of the Company's obligations under the Credit Facility.

  Subject to certain exceptions, the Credit Facility is secured by a first priority perfected security interest in all now owned and after acquired tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly owned subsidiary, S&W Australia Pty Ltd. With respect to its security interest and/or lien, KeyBank has entered into an Intercreditor Agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company on December 31, 2014) and Pioneer Hi-Bred International, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

Item 9B. Other Information

Item 1.02 of Form 8-K - Termination of a Material Definitive Agreement

In connection with the establishment of a new credit facility with KeyBank National Association, on September 22, 2015 we paid off all outstanding principal and accrued interest and terminated our then-existing credit facilities with Wells Fargo Bank, National Association. A summary of material terms of the Wells Fargo credit facilities are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources on page 46 in this Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010	S-1	333=174599	3.3	3/10/10
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011	8-K	001-34719	2.1	12/19/11
2.3	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	000-34719	2.1	10/2/12
2.4	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014	8-K	000-34719	2.1	12/29/14
2.5	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	2.1	1/7/15

2.6	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015					X
2.7	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015					X
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto(1)					X
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/10
4.2	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	000-34719	4.1	5/18/12
4.3	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	000-34719	4.1	12/31/14
4.3	Form of Securities Purchase Agreement between the Registrant and each of the purchasers of 8% Senior Secured Convertible Debentures and Common Stock Purchase Warrants, dated December 30, 2014	8-K	000-34719	10.1	12/31/14
4.4	Form of 8% Senior Secured Convertible Debentures	8-K	000-34719	10.2	1/7/15
4.5	Form of Common Stock Purchase Warrant	8-K	000-34719	10.3	12/31/14
10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	000-34719	10.1	10/2/12
10.2	Supply Agreement between IVS and Imperial Valley Milling Co. ("IV Milling"), dated October 1, 2012 (assigned to the Registrant)	10-Q	000-34719	10.1	2/13/13
10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	000-34719	10.3	10/2/12
10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	000-34719	10.45	9/24/14
10.5	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013(3)	10-K	000-34719	10.28	9/30/13
10.6	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014(2)(3)	8-K	000-34719	10.2	1/7/15
10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015					X
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.2	8/17/15
10.9	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014(2)(3)	8-K	000-34719	10.1	1/7/15

10.10	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015					X
10.11	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.1	8/17/15
10.12	Research Agreement between the Registrant and Pioneer, dated December 31, 2014(2)(3)	8-K	000-34719	10.3	1/7/15
10.13	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(3)	8-K	000-34719	10.4	1/7/15
10.14	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014(2)(3)	8-K	000-34719	10.5	1/7/15
10.15	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014(2)(3)	8-K	000-34719	10.6	1/7/15
10.16	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014(3)	8-K	000-34719	10.7	1/7/15
10.17	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.8	1/7/15
10.18	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	000-34719	10.9	1/7/15
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	000-34719	10.10	1/7/15
10.20	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.11	1/17/15
10.21	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.12	1/7/15
10.22	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.13	1/7/15
10.23	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.14	1/7/15
10.24	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.15	1/7/15

10.25	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015					X
10.26	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.16	1/7/15
10.27	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10/17	1/7/15
10.28	Warrant Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.18	1/7/15
10.29	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14
10.30	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.5	12/31/14
10.31	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.6	12/31/14
10.32	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	000-34719	10.7	12/31/14
10.33	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	000-34719	10.1	7/24/14
10.34	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award(1)					X
10.35	Employment Agreement between the Registrant and Mark S. Grewal, dated February 26, 2013*	8-K	000-34719	10.1	3/1/13
10.36	Employment Agreement between the Registrant and Matthew K. Szot, effective April 1, 2013*	8-K	000-34719	10.1	3/28/13
10.37	Amendment No. 1 to Employment Agreement between the Registrant and Matthew K. Szot, effective August 6, 2014*	8-K	000-34719	10.1	8/8/14
10.38	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013*	8-K	000-34719	10.1	4/5/13

10.39	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015CTR					X
10.40	Business Letter of Offer dated September 21, 2007 from National Australia Bank ("NAB") for Seed Genetics International Pty Ltd ("SGI") loan facilities	10-K	000-34719	10.29	9/30/13
10.41	Business Letter of Advice dated February 26, 2013 from NAB for SGI credit facilities	10-K	000-34719	10.30	9/30/13
10.42	Business Letter of Offer dated February 27, 2013 from NAB for SGI credit facilities	10-K	000-34719	10.31	9/30/13
10.43	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities					X
10.44	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities					X
10.45	Business Letter of Advice dated April 13, 2015 from National Australia Bank modifying SGI Farm Management Overdraft Facility					X
10.46	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities					X
10.47	Memorandum of Lease effective March 1, 2013 between United Investments Pty Ltd and SGI for office space in Unley, South Australia	10-K	000-34719	10.27	9/30/13
10.48	Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated as of February 1, 2014	8-K	000-34719	10.1	2/24/14
10.49	Revolving Line of Credit Note dated as of February 1, 2014 in favor of Wells Fargo Bank, N.A.	8-K	000-34719	10.2	2/24/14
10.50	Continuing Security Agreement: Right to Payment and Inventory, dated as of February 1, 2014	8-K	000-34719	10.3	2/24/14
10.51	Security Agreement: Equipment, dated as of February 1, 2014	8-K	000-34719	10.4	2/24/14
10.52	EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of February 1, 2014	8-K	000-34719	10.5	2/24/14
10.53	EX-IM Working Capital Guarantee Borrower Agreement	8-K	000-34719	10.6	2/24/14
10.54	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of February 1, 2014	8-K	000-34719	10.7	2/24/14
10.55	EX-IM Working Capital Guarantee: Continuing Security Agreement: Rights to Payment	8-K	000-34719	10.8	2/24/14
10.56	EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment	8-K	000-34719	10.9	2/24/14

10.57	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.3	8/1/14
10.58	First Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.4	8/1/14
10.59	General Pledge Agreement dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.1	8/1/14
10.60	EX-IM Working Capital Guarantee General Pledge Agreement, dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.2	8/1/14
10.61	Amendment and Waiver Agreement between the Registrant and Wells Fargo Bank, N.A., dated December 31, 2014	8-K	000-34719	10.9	12/31/14
10.62	Third Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated as of February 27, 2015	10-Q	000-34719	10.1	5/15/15
10.63	Revolving Line of Credit Note dated as of February 27, 2015 payable to Wells Fargo Bank, N.A.	10-Q	000-34719	10.2	5/15/15
10.64	Third Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of February 27, 2015	10-Q	000-34719	10.3	5/15/15
10.65	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of February 27, 2015 payable to Wells Fargo Bank, N.A.	10-Q	000-34719	10.4	5/15//15
10.66	Fourth Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of March 26, 2015	10-Q	000-34719	10.5	5/15/15
10.67	Fourth Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of March 26, 2015	10-Q	000-34719	10.6	5/15/15
10.68	Fifth Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 23, 2015					X
10.69	Revolving Line of Credit Note dated as of June 23, 2015 in favor of Wells Fargo Bank, N.A.					X
10.70	Continuing Guarantee provided by Seed Holding, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015					X
10.71	Continuing Guarantee provided by Stevia California, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015					X

10.72	Fifth Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 23, 2015					X
10.73	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of June 23, 2015 payable to Wells Fargo Bank, N.A.					X
10.74	EX-IM Working Capital Guarantee Continuing Guaranty provided by Seed Holding, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015					X
10.75	EX-IM Working Capital Guarantee Continuing Guaranty provided by Stevia California, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015					X
10.76	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015(4)	8-K	000-34719	10.1	9/23/15
10.77	Revolving Credit Note dated September 22, 2015 in favor of KeyBank(4)	8-K	000-34719	10.2	9/23/15
10.78	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015(4)	8-K	000-34719	10.4	9/23/15
10.79	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015(4)	8-K	000-34719	10.3	9/23/15
10.78	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015(4)	8-K	000-34719	10.6	9/23/15
10.81	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.5	9/23/15
10.82	Intercreditor and Subordination Agreement among KeyBank, Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer, dated September 22, 2015(4)	8-K	000-34719	10.7	9/23/15
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
23.2	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	X
101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2015 and 2014; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements

X

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

(1) Previously filed exhibit. Filed herewith to consolidate original document and all amendments thereto.
(2) Exhibits and schedules to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
(3) Portions of this exhibit have been omitted pursuant to an effective order for confidential treatment.
(4) As of September 22, 2015, the KeyBank Credit Facility (Exhibits 10.76 through 10.81) replaces the Wells Fargo Credit Facilities (Exhibits 10.48 through 10.75) and the Intercreditor and Subordination Agreement (Exhibit 10.82) replaces Exhibit 10.32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2015

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

Signature	Title	Date
/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2015
/s/ Matthew K. Szot Matthew K. Szot	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2015
/s/ Mark J. Harvey Mark J. Harvey	Chairman of the Board	September 28, 2015
/s/ Glen Bornt Glen Bornt	Director	September 28, 2015
/s/ Michael M. Fleming Michael M. Fleming	Director	September 28, 2015
/s/ Alexander C. Matina Alexander C. Matina	Director	September 28, 2015
/s/ Michael N. Nordstrom Michael N. Nordstrom	Director	September 28, 2015
/s/ Charles B. Seidler Charles B. Seidler	Director	September 28, 2015
/s/ William S. Smith William S. Smith	Director	September 28, 2015
/s/ Grover T. Wickersham Grover T. Wickersham	Director	September 28, 2015
/s/ Mark Wong Mark Wong	Director	September 28, 2015