Form 10-Q
period 2015-09-30
S&W Seed Co
filed 2015-11-12
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

      As of November 12, 2015, 13,482,930 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to expectations as to source of revenue, the extent of future research and development expense, patent application timing and any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

  whether we are successful in securing sufficient acreage to support the growth of our alfalfa seed business,

  the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;

  trends and other factors affecting our financial condition or results of operations from period to period;

  the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to produce, procure or export our products;

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

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,379,320	$3,535,458
Accounts receivable, net	25,952,914	26,728,741
Inventories, net	46,337,634	25,521,747
Prepaid expenses and other current assets	1,131,521	797,199
Deferred tax assets	274,663	286,508
TOTAL CURRENT ASSETS	82,076,052	56,869,653

Property, plant and equipment, net	11,485,411	11,476,936
Intangibles, net	36,782,768	38,004,916
Goodwill	9,375,269	9,630,279
Crop production costs, net	-	212,231
Deferred tax assets	5,510,273	4,060,156
Other assets	2,402,495	2,088,896
TOTAL ASSETS	$147,632,268	$122,343,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$30,715,979	$13,722,900
Accounts payable - related parties	3,896,592	1,128,630
Deferred revenue	14,096,618	-
Accrued expenses and other current liabilities	1,878,116	2,328,349
Foreign exchange contract liabilities	617,053	59,116
Lines of credit	9,990,164	13,755,800
Current portion of long-term debt	2,276,784	2,223,465
Current portion of convertible debt, net	9,612,578	9,265,929
TOTAL CURRENT LIABILITIES	73,083,884	42,484,189

Contingent consideration obligation	1,982,716	2,078,000
Long-term debt, less current portion	10,666,740	10,682,072
Convertible debt, net, less current portion	6,307,452	8,777,041
Derivative warrant liabilities	5,719,000	6,258,000
Other non-current liabilities	134,932	188,160

TOTAL LIABILITIES	97,894,724	70,467,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding		-
Common stock, $0.001 par value; 50,000,000 shares authorized;
13,488,455 issued and 13,463,455 outstanding at September 30, 2015;
13,479,101 issued and 13,454,101 outstanding at June 30, 2015;	13,488	13,479
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	63,245,491	62,072,379
Accumulated deficit	(6,853,704)	(4,979,471)
Accumulated other comprehensive loss	(6,533,535)	(5,096,586)
TOTAL STOCKHOLDERS' EQUITY	49,737,544	51,875,605
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,632,268	$122,343,067

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	September 30,
	2015	2014

Revenue	$12,254,912	$8,164,234

Cost of revenue	10,280,031	6,850,442

Gross profit	1,974,881	1,313,792

Operating expenses
Selling, general and administrative expenses	2,473,977	1,788,425
Research and development expenses	690,373	223,359
Depreciation and amortization	788,796	319,759

Total operating expenses	3,953,146	2,331,543

Loss from operations	(1,978,265)	(1,017,751)

Other expense
Foreign currency loss	83,346	47,741
Change in derivative warrant liabilities	(539,000)	-
Change in contingent consideration obligation	(95,284)	-
Interest expense - amortization of debt discount	906,252	13,036
Interest expense - convertible debt and other	696,235	233,614
Loss on equity method investment	94,362	-

Loss before income taxes	(3,124,176)	(1,312,142)
Benefit from income taxes	(1,249,943)	(437,827)
Net loss	$(1,874,233)	$(874,315)

Net loss per common share:
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

Weighted average number of common shares outstanding:
Basic	13,463,353	11,625,115
Diluted	13,463,353	11,625,115

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	September 30,
	2015	2014

Net loss	$(1,874,233)	$(874,315)

Foreign currency translation adjustment	(1,436,949)	(1,342,032)

Comprehensive loss	$(3,311,182)	$(2,216,347)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	219,012	-	-	219,012
Net issuance to settle RSUs	9,354	9	-	-	(26,954)	-	-	(26,945)
Other comprehensive loss	-	-	-	-	-	-	(1,342,032)	(1,342,032)
Net loss	-	-	-	-	-	(874,315)	-	(874,315)
Balance, September 30, 2014	11,674,447	$11,675	(25,000)	$(134,196)	$55,313,934	$(2,690,659)	$(3,010,799)	$49,489,955

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	324,561	-	-	324,561
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	9,354	9	-	-	(23,311)	-	-	(23,302)
Other comprehensive loss	-	-	-	-	-	-	(1,436,949)	(1,436,949)
Net loss	-	-	-	-	-	(1,874,233)	-	(1,874,233)
Balance, September 30, 2015	13,488,455	$13,488	(25,000)	$(134,196)	$63,245,491	$(6,853,704)	$(6,533,535)	$49,737,544

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,874,233)	$(874,315)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Stock-based compensation	324,561	219,012
Change in allowance for doubtful accounts	(1,000)	-
Depreciation and amortization	788,796	319,759
Change in deferred tax asset	(1,450,117)	(293,554)
Change in foreign exchange contracts	586,431	69,786
Change in derivative warrant liabilities	(539,000)	-
Change in contingent consideration obligation	(95,284)	-
Amortization of debt discount	906,252	13,036
Loss on equity method investment	94,362	-
Changes in operating assets and liabilities, net:
Accounts receivable	118,389	2,077,130
Inventories	(21,482,850)	(1,624,020)
Prepaid expenses and other current assets	(311,159)	(147,782)
Crop production costs	-	(719,014)
Other non-current assets	(140,568)	-
Accounts payable	17,681,243	(809,065)
Accounts payable - related parties	2,789,651	1,462,997
Deferred revenue	14,096,618	-
Accrued expenses and other current liabilities	(472,841)	(350,100)
Other non-current liabilities	(45,219)	2,302
Net cash provided by (used in) operating activities	10,974,032	(653,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(357,393)	(149,850)
Investment in Bioceres	-	(4,983)
Net cash used in investing activities	(357,393)	(154,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlements of stock-based compensation awards	(23,302)	(26,945)
Borrowings and repayments on lines of credit, net	(3,414,683)	2,090,978
Borrowings of long-term debt	85,368	-
Repayments of convertible debt	(2,141,675)	-
Repayments of long-term debt	(2,223)	(83,727)
Net cash (used in) provided by financing activities	(5,496,515)	1,980,306

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(276,262)	(24,368)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,843,862	1,147,277

CASH AND CASH EQUIVALENTS, beginning of the period	3,535,458	1,167,503

CASH AND CASH EQUIVALENTS, end of period	$8,379,320	$2,314,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$558,323	$251,778
Income taxes	138,974	118,159

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California and Nampa, Idaho. The Company's products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

On December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

The Company's operations span the world's alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, five other US states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 30 countries around the globe.

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

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's consolidated balance sheets, statements of operations, comprehensive loss, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the SEC.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 30% of its revenue for the three months ended September 30, 2015, and three customers accounted for 37% of its revenue for the three months ended September 30, 2014.

Three customers accounted for 47% of the Company's accounts receivable at September 30, 2015. Three customers accounted for 53% of the Company's accounts receivable at June 30, 2015.

Sales direct to international customers represented 84% and 87% of revenue during the three months ended September 30, 2015 and 2014, respectively. The net book value of fixed assets located outside the United States were 11% at September 30, 2015 and June 30, 2015, respectively. Cash balances located outside of the United States may not be insured and totaled $242,754 and $1,039,326 at September 30, 2015 and June 30, 2015, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2015		2014
Saudi Arabia	$3,692,713	30%	$2,440,716	30%
Mexico	1,537,800	13%	1,999,808	24%
United States	1,944,820	16%	1,128,115	14%
Cyprus	1,533,183	13%	5,333	0%
Australia	778,439	6%	702,785	9%
Peru	610,000	5%	181,510	2%
Argentina	591,838	5%	-	0%
Germany	399,654	3%	161,427	2%
Other	1,166,465	10%	1,544,540	19%
Total	$12,254,912	100%	$8,164,234	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $154,595 and $155,595 at September 30, 2015 and June 30, 2015, respectively.

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

Components of inventory are:

	September 30,	June 30,
	2015	2015
Raw materials and supplies	$289,889	$276,339
Work in progress and growing crops	20,502,361	5,415,402
Finished goods	25,545,384	19,830,006
	$46,337,634	$25,521,747

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

Components of crop production costs are:

	September 30,	June 30,
	2015	2015
Alfalfa hay	$-	$92,037
Other crops	-	120,194
Total crop production costs, net	$-	$212,231

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 18-28 years for buildings, 3-10 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names, and 2-20 for other intangible assets. The weighted average estimated useful lives are 24 years for technology/IP/germplasm, 20 years for customer relationships and trade names, and 22 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds and Seed Genetics International during the fiscal year 2013 and the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015. Goodwill is assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined it has two reporting units for goodwill impairment testing purposes. Its reporting units are the United States operations and the Australia operations. The Company conducted a qualitative assessment of goodwill and determined that it was more likely than not there was no impairment.

Equity Method Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reflected within the Company's Consolidated Balance Sheets and Statements of Operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption "Loss on equity method investments" in the Consolidated Statements of Operations. The Company's carrying value in an equity method investee company is included in the Company's Consolidated Balance Sheets.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. A triggering event during the quarter ended December 31, 2014 prompted a review of certain farmland related costs. The carrying value of these assets was deemed in excess of fair value, and the Company recorded an impairment charge of $500,198 in the consolidated statement of operations during the quarter ended December 31, 2014.

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

The assets acquired and liabilities assumed in the Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2015 or June 30, 2015.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance could impact the relationship between interest rate and market rates. The fair value of the convertible debentures is $19,684,133 at the balance sheet date and the carrying value is $15,920,030. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate which is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach, to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$617,053	$-
Contingent consideration obligation	-	-	1,982,716
Derivative warrant liabilities	-	-	5,719,000
Total	$-	$617,053	$7,701,716

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$59,116	$-
Contingent consideration obligation	-	-	2,078,000
Derivative warrant liabilities	-	-	6,258,000
Total	$-	$59,116	$8,336,000

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 31, 2014:

December 31, 2014
Inventory	$22,055,300
Property, plant and equipment	6,712,535
Distribution agreement	7,690,000
Production agreement	670,000
Grower relationships	76,000
Technology/IP - germplasm	13,340,000
Technology/IP - seed varieties	5,040,000
Goodwill	5,353,317
Current liabilities	(12,248,506)
Total acquisition cost allocated	$48,688,646

The acquisition-date fair value of the consideration transferred consisted of the following:

Cash	$27,000,000
Secured three-year promissory note	10,000,000
Contingent earn-out	2,004,000
Amount payable to seller	9,684,646
$48,688,646

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,004,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 24% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of September 30, 2015, the estimated fair value of the contingent consideration is $1,982,716. The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

Distribution agreement	20	$7,690,000
Production agreement	3	670,000
Grower relationships	10	76,000
Technology/IP - germplasm	30	13,340,000
Technology/IP - seed varieties	15	5,040,000
Total identifiable intangible assets		$26,816,000

The Company incurred $863,048 of acquisition costs associated with the Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations during the year ended June 30, 2015. The newly acquired business generated revenues of approximately $0.5 million during the three months ended September 30, 2015.

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

The following unaudited pro forma financial information presents results as if the Pioneer Acquisition occurred on July 1, 2014.

Three months ended
September 30,
(Unaudited)	2014
Revenue	$15,644,633
Net loss	$(263,219)
Net loss per share basic and diluted share	$(0.02)

The primary adjustments for the three months ended September 30, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $349,025; (iv) depreciation of acquired property, plant and equipment of $110,942; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $1,536,273; (vi) additional interest expense of $75,000 for the promissory included in total consideration for the Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 33.4%.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the three months ended September 30, 2015 and the year ended June 30, 2015, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	September 30, 2015
Goodwill - United States	$6,755,317	$-	$-	$6,755,317
Goodwill - Australia	2,874,962	-	(255,010)	2,619,952
	$9,630,279	$-	$(255,010)	$9,375,269

	Balance at		Foreign Currency	Balance at
	July 1, 2014	Additions	Translation	June 30, 2015
Goodwill - United States	$1,402,000	$5,353,317	$-	$6,755,317
Goodwill - Australia	3,537,462	-	(662,500)	2,874,962
	$4,939,462	$5,353,317	$(662,500)	$9,630,279

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	September 30, 2015
Intellectual property	$4,805,951	$-	$(64,232)	$(423,741)	$4,317,978
Trade name	1,377,840	-	(20,446)	(22,280)	1,335,114
Technology/IP	924,107	-	(29,740)	-	894,367
Non-compete	301,354	-	(31,315)	(11,570)	258,469
GI customer list	93,131	-	(1,791)	-	91,340
Grower relationships	2,183,485	-	(30,118)	(186,153)	1,967,214
Supply agreement	1,304,679	-	(18,908)	-	1,285,771
Customer relationships	968,619	-	(14,167)	(20,563)	933,889
Distribution agreement	7,497,750	-	(96,125)	-	7,401,625
Production agreement	558,334	-	(55,833)	-	502,501
Technology/IP - germplasm	13,117,666	-	(111,166)	-	13,006,500
Technology/IP - seed varieties	4,872,000	-	(84,000)	-	4,788,000
	$38,004,916	$-	$(557,841)	$(664,307)	$36,782,768

	Balance at			Foreign Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	June 30, 2015
Intellectual property	$6,246,572	$-	$(295,844)	$(1,144,777)	$4,805,951
Trade name	1,521,864	-	(83,830)	(60,194)	1,377,840
Technology/IP	1,043,067	-	(118,960)	-	924,107
Non-compete	471,768	-	(132,353)	(38,061)	301,354
GI customer list	100,295	-	(7,164)	-	93,131
Grower relationships	2,744,164	76,000	(133,770)	(502,909)	2,183,485
Supply agreement	1,380,311	-	(75,632)	-	1,304,679
Customer relationships	1,082,730	-	(58,557)	(55,554)	968,619
Distribution agreement	-	7,690,000	(192,250)	-	7,497,750
Production agreement	-	670,000	(111,666)	-	558,334
Technology/IP - germplasm	-	13,340,000	(222,334)	-	13,117,666
Technology/IP - seed varieties	-	5,040,000	(168,000)	-	4,872,000
	$14,590,771	$26,816,000	$(1,600,360)	$(1,801,495)	$38,004,916

Amortization expense totaled $557,841 and $239,191 for the three months ended September 30, 2015 and 2014, respectively. Estimated aggregate remaining amortization is as follows:
	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$1,660,365	$2,205,176	$2,205,176	$2,205,176	$2,205,176	$26,301,699

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2015	2015

Land and improvements	$2,227,338	$2,247,379
Buildings and improvements	6,135,111	5,439,712
Machinery and equipment	3,644,255	3,520,168
Vehicles	953,227	940,627
Construction in progress	536,903	1,113,137
Total property, plant and equipment	13,496,834	13,261,023

Less: accumulated depreciation	(2,011,423)	(1,784,087)

Property, plant and equipment, net	$11,485,411	$11,476,936

Depreciation expense totaled $230,955 and $80,568 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 6 - DEBT

Total debts outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	September 30,	June 30,
	2015	2015
Working capital lines of credit
KeyBank	$6,136,053	$-
Wells Fargo	-	10,000,000
National Australia Bank Limited	3,854,111	3,755,800
Total working capital lines of credit	9,990,164	13,755,800

Current portion of long-term debt
Term loan - Ally	9,061	8,994
Keith facility (machinery & equipment loan) - National Australia Bank Limited	194,587	154,657
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(26,864)	(40,186)
Total current portion	2,276,784	2,223,465

Long-term debt, less current portion
Term loan - Ally	13,300	15,590
Term loan (Keith building) - National Australia Bank Limited	453,440	466,482
Unsecured subordinate promissory note - related party	200,000	200,000
Promissory note - Dupont Pioneer	10,000,000	10,000,000
Total long-term portion	10,666,740	10,682,072
Total debt	$12,943,524	$12,905,537

From 2011 until September 22, 2015, the Company had one or more revolving credit facility agreements with Wells Fargo Bank, National Association ("Wells Fargo").

From February 21, 2014 through September 22, 2015, the Company had two working capital facilities with Wells Fargo (collectively, the "Wells Facilities"), both of which terminated as of September 22, 2015. The Wells Facilities included (i) a domestic revolving facility of up to $4,000,000 for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver").

The availability of credit under the Ex-Im Revolver was limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value (as reported under generally accepted accounting principles) of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver. Pursuant to the terms of a Borrower Agreement between the Company and the Export-Import Bank of the United States (the "Ex-Im Bank"), the Ex-Im Bank agreed to guarantee 90% of amounts outstanding and owing under the Ex-Im Revolver.

The Wells Facilities were secured by a first priority lien on accounts receivable and other rights to payment, general intangibles, inventory and equipment, subject to the priority rights of the senior secured debentures issued by the Company in December 2014 and Pioneer Hi-Bred International, Inc. The Wells Facilities were further secured by a lien on, and a pledge of, 65% of the stock of the Company's wholly-owned subsidiary, S&W Australia Pty Ltd. The Wells Facilities were subject to customary representations and warranties, affirmative and negative covenants and customary events of default.

The interest rate on the Wells Facilities was either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time (increased from 2.25%), or (ii) at a fixed rate per annum determined to be 2.75% (increased from 2.25%) above LIBOR in effect on the first day of the applicable fixed rate term. On September 22, 2015, the Company paid all outstanding principal and accrued interest owing under the Wells Facilities.

On September 22, 2015, the Company and KeyBank National Association ("KeyBank") entered into a credit and securities agreement and related agreements with respect to a $20,000,000 aggregate principal amount revolving credit facility (the "KeyBank Credit Facility"). In addition to paying off the Wells Facility, the proceeds from advances under the KeyBank Credit Facility are to be used for ongoing working capital requirements and to provide for general corporate purposes. All amounts of unpaid principal and interest due under the KeyBank Credit Facility must be paid in full on or before September 21, 2017 (the "Maturity Date").

The KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company shall maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which shall provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and Pioneer Hi-Bred International, Inc. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company is in compliance with all covenants at September 30, 2015. The outstanding balance on the KeyBank Credit Facility is $6,136,053 at September 30, 2015.

On October 1, 2012, the Company issued a five-year subordinated promissory note to Imperial Valley Seeds, Inc. in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017 (the "Maturity Date"). The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the Maturity Date. The outstanding balance on the IVS Note was $300,000 at September 30, 2015.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of US $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at maturity. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $13,322 and $13,035 for the three months ended September 30, 2015 and 2014, respectively.

On December 31, 2014 the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest will be payable in three annual installments, in arrears, commencing on December 31, 2015.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with NAB. The current facility, referred to as the 2015 NAB Facilities, was amended as of March 31, 2015 and expires on March 31, 2016. As of September 30, 2015, AUD $5,524,815 (USD $3,854,111) was outstanding under the 2015 NAB Facilities.

The 2015 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $683,648 at September 30, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,371,200 at September 30, 2015).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.18%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of USD $13,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

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

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2015.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $453,440 at September 30, 2015), and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,350,000 (USD $941,760 at September 30, 2015). The Keith Building Loan and the Keith Machinery and Equity Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,395,200 at September 30, 2015). The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.945% as of September 30, 2015). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down amounts up to the maximum of AUD $1,350,000 (USD $941,760) for periods of up to 180 days, in SGI's discretion, provided the term is consistent with SGI's trading terms. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The two Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At September 30, 2015, the principal balance on the Keith Building Loan was AUD $650,000 (USD $453,440), and the principal balance on the Keith Machinery and Equipment Facility was AUD $278,938 (USD $194,587).

The annual maturities of short-term and long-term debt (excluding debt discount), excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2016	$2,301,357
2017	144,142
2018	10,158,649
2019	73,248
2020	73,248
Thereafter	219,744
Total	$12,970,388

NOTE 7 - SENIOR CONVERTIBLE NOTES AND WARRANTS

On December 31, 2014, the Company consummated the sale of senior secured convertible debentures (the "Debentures") and common stock purchase warrants (the "Warrants") to various institutional investors ("Investors") pursuant to the terms of a securities purchase agreement among the Company and the Investors. At closing, the Company received $27,000,000 in gross proceeds. Offering expenses of $1,931,105 attributed to the Debentures were recorded as deferred financing fees and recorded as a debt discount and offering expenses of $424,113 attributed to the warrants were expensed during the year ended June 30, 2015. The net proceeds were paid directly to DuPont Pioneer in partial consideration for the purchase of certain Pioneer assets, the closing for which also took place on December 31, 2014. See Note 3 for further discussion of the Pioneer Acquisition.

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

Beginning on July 1, 2015, the Company was required to make monthly payments of principal as well, payable in cash or any combination of cash or shares of its common stock at the Company's option, provided all of the applicable equity conditions are satisfied. The Debentures contain certain rights of acceleration and deferral at the holder's option in the event a principal payment is to be made in stock and contains certain limited acceleration rights of the Company, provided certain conditions are satisfied.

As required under the terms of the Debentures, following the sale of 759 acres of farmland property in the Imperial Valley of California in March 2015, which resulted in sale proceeds of $7,100,000, the Company redeemed $5,000,000 in principal amount of the Debentures. The reduction in principal was applied on the back end of the term, moving the final scheduled payment from December 1, 2017 to June 1, 2017.

As of September 30, 2015, the scheduled principal payments on the convertible notes are as follows:

Fiscal Year	Amount

2016	$10,076,355
2017	9,736,453
2018	-
2019	-
2020	-
Thereafter	-
Total	$19,812,808

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015.  As of September 30, 2015, the remaining outstanding Debentures were potentially convertible into 4,279,224 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

The Debentures are the Company's senior secured obligations, subject only to certain secured obligations of KeyBank and DuPont Pioneer (limited to a purchase money security interest in the purchased assets). The rights of KeyBank, DuPont Pioneer and the holders of the Debentures are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the Debentures.

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of common stock. The Warrants are exercisable through their expiration on June 30, 2020, unless earlier redeemed. The Warrants were initially exercisable at an exercise price equal to $5.00. On September 30, 2015, pursuant to the terms of the Warrants, the exercise price has been reset to $4.63. In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time that (i) all equity conditions set forth in the Warrant have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At September 30, 2015, the fair value of the Warrants was estimated at $5,719,000. The warrants were valued at September 30, 2015 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.75 years, (ii) volatility of 52.1%, (iii) risk-free interest rate of 1.37%, and (iv) dividend rate of zero.

$22,138,000 of the initial proceeds was allocated to the Debentures. The required redemption contingent upon the real estate sale was determined to be an embedded derivative not clearly and closely related to the borrowing. As such, it was bifurcated and treated as a derivative liability, recorded initially at its fair value of $150,000, leaving an allocation to the host debt of $21,988,000. The difference between the initial amount allocated to the borrowing and the face value of the Debentures is being amortized over the term of the Debentures using the effective interest method. Debt issuance costs totaling $1,931,105 are also being amortized over the term of the Debentures using the effective interest method. In addition, the reduction in the conversion price of the Debentures as of September 30, 2015 resulted in a beneficial conversion feature of $871,862, which was recognized as additional debt discount and an increase to additional paid-in capital.

Accounting for the Redemption

The redemption of $5,000,000 in principal amount of the Debentures was accounted for as a partial extinguishment of the borrowing, as well as the settlement of the derivative recognized initially. The redemption resulted in a loss of $1,183,687, which was included in the interest expense - amortization of debt discount line item on the consolidated statement of operations for the three months ended March 31, 2015.

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	September 30, 2015	June 30, 2015
Current portion of convertible debt, net
Senior secured convertible notes payable	$11,963,054	$11,274,678
Debt discount	(2,350,476)	(2,008,749)
Total current portion	9,612,578	9,265,929

Convertible debt, net, less current portion
Senior secured convertible notes payable	7,849,754	10,679,804
Debt discount	(1,542,302)	(1,902,763)
Total long-term portion	6,307,452	8,777,041
Total convertible debt, net	$15,920,030	$18,042,970

NOTE 8 - WARRANTS

The following table summarizes the warrants outstanding at September 30, 2015:

	Issue Date	Exercise Price Per Share / Unit	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of September 30, 2015

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.63	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts have a notional value of $9,114,210 at September 30, 2015 and maturities range from October 2015 to January 2016.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $617,053 at September 30, 2015 compared to a foreign currency contract liabilities of $59,116 at June 30, 2015. The Company recorded a loss on foreign exchange contracts of $715,473 which is reflected in cost of revenue for the three months ended September 30, 2015. The Company recorded a loss on foreign exchange contracts of $39,709 which is reflected in cost of revenue for the three months ended September 30, 2014.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with Imperial Valley Seeds, Inc., ("IVS") and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $2,240,952 to IVM during the three months ended September 30, 2015. Amounts due to IVM totaled $3,734,727 and $834,158 at September 30, 2015 and June 30, 2015, respectively.

Simon Pengelly, SGI's Chief Financial Officer, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. During three months ended September 30, 2015, the Company purchased a total of $12,105 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $161,865 and $293,772 at September 30, 2015 and June 30, 2015, respectively.

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

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant. During the three months ended September 30, 2015, the Company granted 123,500 stock options to its directors and officers at an exercise price of $4.76. These options vest in quarterly installments over periods ranging from one to three years and expire ten years from the date of grant.

A summary of stock option activity for the three months ended September 30, 2015 and 2014 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2014	1,087,000	$5.17	2.5	$1,562,712
Granted	227,197	3.89	9.5	-
Exercised	(400,000)	4.00	-	-
Canceled/forfeited/expired	(12,500)	7.75	-	-
Outstanding at June 30, 2015	901,697	5.33	4.1	392,850
Granted	123,500	4.76	9.8	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2015	1,025,197	5.26	4.7	262,090
Options vested and exercisable at September 30, 2015	638,887	5.54	2.7	142,820
Options vested and expected to vest as of September 30, 2015	1,023,801	$5.26	4.6	$261,157

The weighted average grant date fair value of options granted and outstanding at September 30, 2015 was $1.19. At September 30, 2015, the Company had $519,825 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.2 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

On Ju1y 15, 2015 the Company issued 88,333 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 13,250 restricted stock units vest on October 1, 2015 and the remaining 75,083 restricted stock units vest quarterly in equal installments over a three year period, commencing on July 1, 2015. The fair value of the award was $420,465 and was based on the closing stock price on the date of grant.

The Company recorded $207,059 and $145,511 of stock-based compensation expense associated with these grants during the three months ended September 30, 2015 and 2014, respectively.

A summary of activity related to non-vested restricted share units is presented below:

			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	136,672	$10.66	-
Granted	88,333	4.76	-
Vested	(13,666)	10.66	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	211,339	$8.19	2.2

At September 30, 2015, the Company had $1,515,892 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.2 years.

At September 30, 2015 there were 17,060 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2015 and 2014 totaled $324,561 and $219,012, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2015 and 2014, respectively.

	Three months ended
	September 30,
	2015	2015
Increase in non-cash net assets of subsidiary due to foreign currency translation loss	$(1,436,949)	$(1,342,032)

NOTE 14 - SUBSEQUENT EVENTS

On October 1, 2015, the Company issued 19,475 shares of common stock in the settlement of previously granted restricted stock units that vested on October 1, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, particularly in Part I, Item 1A, "Risk Factors."

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we believe we have become the largest alfalfa seed company (by volume) in the world, with diversified production capabilities, a large and established network of distributors and customers, a broad array of product offerings, and world-class research and development. Our production capabilities span both hemispheres in the world's key alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, other Western states, South Australia and Canada. We sell our seed varieties in more than 30 countries across the globe primarily through a network of distributors. Our alfalfa seed product offerings include the ability to supply both proprietary dormant and non-dormant alfalfa seed. Historically, we have been recognized as a leading producer of non-dormant alfalfa seed varieties, with varieties that have been bred for warm climates and high-yields, including, in particular, varieties that thrive in high saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer provided us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. We also have agreements with Monsanto to develop unique traits into specific S&W-developed varieties that have exhibited high yield and salt tolerance. We have licensing agreements with Monsanto and FGI to produce, breed and eventually sell Roundup Ready alfalfa seed varieties.

In sum, our alfalfa seed business now encompasses the production, breeding and sale of nearly the full spectrum of non-dormant and dormant conventional varieties (from FD 2 through FD 10) and the potential for future production and sale of transgenic ("GMO") -varieties, which are being bred to combine the most desirable characteristics of certain of our varieties with the Roundup Ready gene.

Beginning in fiscal 2013, we were engaged in our own internal farming operations and acquired, through purchase and lease, acreage in California to produce our own seed and other crops such as alfalfa hay. We used that seed to supplement the supply of seed we purchased from contract growers. However, in fiscal 2015, we made a strategic decision to exit all internal farming in an effort to focus on our core competencies and eliminate the risks of internal farming. Upon completion of the fall 2015 harvest, we are no longer internally farming for a source of our alfalfa seed, and instead, we are sourcing all of our production from third party growers.

We are also looking to build on our research and development expertise and expand our biotechnology initiatives. As such, we look for opportunities to collaborate with other companies that have technologies that we believe complement our proprietary products and/or our research and development breeding expertise to develop as yet unavailable specialized alfalfa seed products and potentially, other seed products. We currently are in the initial phase of working with Calyxt, Inc. (a wholly-owned subsidiary of Cellectis Plant Sciences) to research, develop, produce and commercialize alfalfa seed products involving next generation gene editing technology on our elite alfalfa seed genetics. We also have formed a joint corporation in Argentina with Bioceres, S.A. for the purpose of collaborating on developing specific GMO traited seed for the Argentina market. Both of these relationships are in their infancy, and we do not expect that we will see a material impact on our revenue for at least two years, if ever. However, both of these biotech initiatives demonstrate our willingness and ability to expand our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program.

In addition to alfalfa seed breeding, production and sales, which is our core business, we also offer seed cleaning and processing for other seed manufacturers and conduct an ongoing stevia breeding program.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. Fiscal 2016 will be the first full year in which we will have a full range of non-dormant and dormant varieties, which will enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically-modified varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue for the next ten years.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors. Because some of our large customers and distributors order in bulk only one or two times a year, our product revenue may fluctuate significantly from period to period, however some of this fluctuation is offset by having operations in both the northern and southern hemispheres.

Our stevia breeding program has yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various means to monetize the results of our effort to breed new, better tasting stevia varieties. Such potential opportunities include possible licensing agreements and royalty-based agreements.

Cost of Revenue

Cost of revenue relates to sale of our alfalfa seed varieties and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials, and overhead costs.

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

In fiscal 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of two patent applications, with the expectation of a third patent application to be filed in the first half of fiscal 2016.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee costs, including salaries, employee benefits and share-based compensation, as well as professional service fees, insurance, marketing, travel and entertainment expense, public company expense and other overhead costs. We proactively take steps on an ongoing basis to control selling, general and administrative expense as much as is reasonably possible.

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

Other Expense

Other expense consists of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligation and interest expense in connection with amortization of debt discount. In addition interest expense consists of interest costs related to our outstanding borrowings on our Wells Fargo revolving lines of credit, which terminated on September 22, 2015, our outstanding borrowings on our KeyBank revolving line of credit, which replaced the Wells Fargo credit facilities, and on SGI's credit facilities in South Australia, our 8% senior secured convertible promissory notes that were issued in December 2014 and mature in June 2017, a three-year secured promissory note issued in connection with the DuPont Pioneer acquisition, a five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition and a term loan for a vehicle purchase that matures in February 2018.

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

Results of Operations

Three Months ended September 30, 2015 Compared to the Three Months ended September 30, 2014

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2015 was $12,254,912 compared to $8,164,234 for the three months ended September 30, 2014. The $4,090,678 increase in revenue for the three months ended September 30, 2015 was primarily attributable to an increase in sales of our non-dormant varieties due to a strengthening alfalfa seed market particularly in the Middle East as we continue to see recovery from the market surplus of low priced 2013 Australian crop that negatively impacted sales in the first quarter of the prior year. The Company recorded sales of approximately $0.5 million from its distribution and production agreements with DuPont Pioneer, which was consistent with seasonal expectations for these agreements.

Sales direct to international customers represented 84% and 87% of revenue during the quarters ended September 30, 2015 and 2014, respectively. Domestic revenue accounted for 16% and 13% of our total revenue for the quarters ended September 30, 2015 and 2014, respectively.

Cost of revenue of $10,280,031 in the three months ended September 30, 2015 was 84% of revenue, while the cost of revenue of $6,850,442 in the three months ended September 30, 2014 was 84% of revenue. Cost of revenue increased on a dollar basis as a direct result of the increase in revenue.

Total gross profit margins were flat at 16.1% for the quarters ended September 30, 2015 and 2014, respectively. During the first quarter, the Company incurred losses of approximately $260,000 in connection with its decision to exit all non-seed crop farming in an effort to focus on its core competencies and the elimination of internal farming risk. Excluding the impact of non-seed farming losses, gross profit margins were 18.2% for the first quarter of Fiscal 2016. The increase in gross profit margins (excluding the non-seed farming losses) is due to improvements in seed pricing of our non-dormant alfalfa seed varieties.

Selling, General and Administrative Expenses

SG&A expense for the three months ended September 30, 2015 totaled $2,473,977 compared to $ 1,788,425 for the three months ended September 30, 2014. The $685,552 increase in SG&A expense versus the prior year was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. As a percentage of revenue, SG&A expenses were 20% in the current year compared to 22% in the three months ended September 30, 2014.

Research and Development Expenses

R&D for the three months ended September 30, 2015 totaled $690,373 compared to $223,359 in the three months ended September 30, 2014. The increase of $467,014 from 2014 to 2015 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2015 was $788,796 compared to $319,759 for the three months ended September 30, 2014. Included in the amount was amortization expense for intangible assets, which totaled $557,841 in the three months ended September 30, 2015 and $239,191 in the three months ended September 30, 2014. The $469,037 increase in depreciation and amortization expense over the prior year is the result of depreciation and amortization of assets acquired from DuPont Pioneer.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $83,346 for the three months ended September 30, 2015 compared to a loss of $47,741 for the three months ended September 30, 2014. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $539,000 gain from the non-cash change in derivative warrant liability represents the decrease in fair value of the outstanding warrants issued in December 2014. The decrease in fair value of the warrants is primarily driven by a $0.28 decrease in the closing stock price at September 30, 2015, from the previous measurement date of June 30, 2015, partially offset by a decrease in the exercise price of the warrants from $5.00 to $4.63. There was no comparable derivative warrant liability at September 30, 2014.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $95,284 gain from non-cash change in contingent consideration obligation represents the decrease in the estimated fair value of the contingent consideration obligation.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2015 was $906,252 compared to $13,036 for the three months ended September 30, 2014. The increase represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended September 30, 2015 totaled $696,235 compared to $233,614 for the three months ended September 30, 2014. Interest expense for the first quarter of fiscal 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB and Wells Fargo. The $462,621 increase in interest expense in the first quarter of fiscal 2016 is primarily driven by $412,845 of interest on the convertible debentures and $75,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014.

Loss on Equity Method Investment

Loss on equity method investment totaled $94,362 for the three months ended September 30, 2015. This represents the Company's 50% share of losses incurred by the joint venture (S&W Semillas S. A.) in Argentina.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $1,249,943 for the three months ended September 30, 2015 compared to income tax benefit of $437,827 for the three months ended September 30, 2014. Our effective tax rate was 40.0% during the three months ended September 30, 2015 compared to 33.4% for the three months ended September 30, 2014. The changes in our effective tax rate for the three months ended September 30, 2015 were primarily attributable to the income recorded for change in fair value of the derivative liabilities. The income associated with the fair value adjustments are not taxable for federal income tax purposes. The Company's effective tax rate differs from the US federal statutory rate as a result of these nondeductible expenses.

Net Loss

We had a net loss of $1,874,233 for the three months ended September 30, 2015 compared to a net loss of $874,315 for the three months ended September 30, 2014. The loss in the current fiscal year was attributable primarily to the non-recurring farming losses on non-seed crops, increases in research and development expenses and depreciation and amortization as well as incremental interest expense associated with the convertible debentures discussed above. The net loss per basic and diluted common share was $(0.14) for the three months ended September 30, 2015 compared to net loss per basic and diluted share of $(0.08) for the three months ended September 30, 2014.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second fiscal quarter. In fiscal 2015, we paid our California growers from our non-dormant business approximately 50% in October 2014 and the remaining 50% in February 2015. The grower base acquired in the DuPont Pioneer Acquisition will be paid on a schedule similar to our historical North American grower base. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, it also puts a greater demand on our working capital and working capital requirements during the second, third and fourth quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer Acquisition, going forward we anticipate our working capital demands to be highest in second and third quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, one in each of the first, third and fourth quarters. The first installment payment for fiscal 2016 is reflected in deferred revenue in the Company's balance sheet as of September 30, 2015. Our future revenues and cash collections pertaining to the new production and distribution agreements with DuPont Pioneer will provide us with greater predictability as sales to DuPont Pioneer will be primarily concentrated in our third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-April time period.

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

In the first of these two financings, we sold 1,294,000 shares of our common stock at $3.60 per share for gross proceeds of $4,658,400.

On the same day, we also sold $27,000,000 aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020. The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we were required to begin making monthly redemption payments, payable, at our option, in cash, shares of common stock or a combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option and contain certain limited acceleration rights of the company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In March 2015, following the sale of farmland we previously owned in California's Imperial Valley, we redeemed $5,000,000 in principal amount of the debentures on a pro rata basis. The debentures are senior secured obligations, subject only to certain secured obligations of KeyBank (which replaced Wells Fargo as our secured lender on September 22, 2015) and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the Pioneer Acquisition). The rights of those secured creditors are set forth in an inter-creditor and subordination agreement that was entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,355,218, yielding net proceeds of approximately $24,644,782. The net proceeds from these two December 2014 financing transactions were used primarily to fund the cash portion of the purchase price of the Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

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

From 2011 until September 22, 2015, we had one or more ongoing revolving credit facility agreements with Wells Fargo Bank National Association ("Wells Fargo").

On February 21, 2014, we replaced our prior Wells Fargo credit facility by entering into credit agreements with Wells Fargo and thereby became obligated under two working capital facilities (collectively, the "Wells Facilities," both of which were terminated as of September 22, 2015 (see below). The Wells Facilities included (i) a domestic revolving facility of up to $4,000,000 to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver was limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the New Facilities were required to be paid in full on or before the October 1, 2015 maturity date.

The Wells Facilities bore interest either (i) at a fluctuating rate per annum determined by Wells Fargo to be 2.75% above the daily one-month LIBOR Rate in effect from time to time, or (ii) at a fixed rate per annum determined to be 2.75% above LIBOR in effect on the first day of the applicable fixed rate term. Interest is payable each month in arrears. The Wells Facilities were satisfied in full and terminated on September 22, 2015 as a result of our new credit facility with KeyBank, described below.

On September 22, 2015, we entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "Credit Facility") with KeyBank National Association ("KeyBank").

  The use of proceeds for advances under the Credit Facility are to: (i) refinance our existing senior indebtedness with Wells Fargo; (ii) finance the Company's ongoing working capital requirements; and (iii) provide for general corporate purposes.

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

  Subject to certain exceptions, the Credit Facility is secured by a first priority perfected security interest in all our now owned and after acquired tangible and intangible assets and our domestic subsidiaries, which have guaranteed our obligations under the Credit Facility. The Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of our wholly-owned subsidiary, S&W Australia Pty Ltd. With respect to its security interest and/or lien, KeyBank has entered into an Intercreditor Agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by us on December 31, 2014) and Pioneer Hi-Bred International, Inc.

At September 30, 2015, we were in compliance with all KeyBank debt covenants.

At September 30, 2015, we had outstanding $19,812,808 in principal amount of the convertible debentures following the real estate sale redemption and the required monthly principal redemption payments that began on July 1, 2015. The early $5,000,000 reduction in principal resulting from the real estate sale redemption in March 2015 was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments. However, the redemption does have the effect of reducing the term of the debentures from December 1, 2017 to June 1, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB").

In April 2015, the NAB working capital credit facilities were amended and renewed and will expire on March 31, 2016 (the "2015 NAB Capital Facilities"). The 2015 NAB Capital Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $638,648 at September 30, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,371,200 at September 30, 2015).

  The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily, is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

  The Trade Refinance Facility generally permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.18%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and our corporate guarantee (up to a maximum of USD $13,000,000).

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

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2015.

In January 2015, SGI and NAB entered into a new business markets - flexible rate loan in the amount of AUD $650,000 (USD $453,440 at September 30, 2015) (the "Keith Building Loan") and a machinery and equipment facility in the amount of up to AUD $1,350,000 (USD $941,760 at September 30, 2015) (the "Keith Machinery and Equipment Facility"). The Keith Building Loan and Keith Machinery and Equipment Facility (collectively, the "Keith Credit Facilities") are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building.

  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan, which is payable monthly in arrears, varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.945% as of September 30, 2015).

  The Keith Machinery and Equipment Facility generally permits SGI to draw down amounts up to a maximum amount of AUD $1,350,000 (USD $941,760 at September 30, 2015) for periods of up to 180 days, in SGI's discretion. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.

The Keith Credit Facilities are both secured by a lien on all the present and future rights, property and undertakings of SGI, our corporate guarantee and a mortgage on SGI's Keith, South Australia property. At September 30, 2015, the principal balance on the Keith Building Loan was AUD $650,000 (USD $453,440), and the principal balance on the Keith Machinery and Equipment Facility was AUD $278,938 (USD $194,587).

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30,
	2015	2014
Cash flows from operating activities	$10,974,032	$(653,828)
Cash flows from investing activities	(357,393)	(154,833)
Cash flows from financing activities	(5,496,515)	1,980,306
Effect of exchange rate changes on cash	(276,262)	(24,368)
Net increase in cash and cash equivalents	4,843,862	1,147,277
Cash and cash equivalents, beginning of period	3,535,458	1,167,503
Cash and cash equivalents, end of period	$8,379,320	$2,314,780

Operating Activities

For the three months ended September 30, 2015, operating activities provided $10,974,032 in cash. Net loss adjusted for non-cash items used $1,259,232 in cash, and changes in operating assets and liabilities generated $12,233,264 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in account payable (including related parties) of $20,470,894 and increases in deferred revenue of $14,096,168, partially offset by an increase in inventories of $21,482,850.

For the three months ended September 30, 2014, operating activities used $653,828 in cash, as a result of a net loss of $874,315, an increase in inventories of $1,624,020 and an increase in crop production costs of $719,014, partially offset by a decrease in accounts receivable of $2,077,130 and an increase in accounts payable (including related parties) of $653,932.

Investing Activities

Investing activities during the three months ended September 30, 2015 used $357,393 in cash. These activities consisted primarily of additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Our investing activities during the three months ended September 30, 2014 totaled $154,833. These activities consisted primarily of additions to property, plant, and equipment.

Financing Activities

Financing activities during the three months ended September 30, 2015 used $5,496,515 in cash. We made net repayments of $3.4 million our lines of credit and also made $2.1 million of redemptions on our convertible debentures.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2015.

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

Beginning with the three months ended December 31, 2014, we adopted the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model, as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Income Taxes: We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of earnings and stockholders' equity.

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

Our subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price, accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption "Risk Factors" in Item 1A of Part 1 of our Annual Report on Form 10-K filed with the SEC on September 28, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2015.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.(1)	Description

2.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member, dated January 28, 2010(2)
2.2	Agreement and Plan of Merger between S&W Seed Company, a Delaware corporation and S&W Seed Company, a Nevada corporation, adopted December 10, 2011(3)
2.3	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012(4)
2.4	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014(5)
2.5	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014(6)
2.5	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015(7)
2.7	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015(7)
3.1	Registrant's Articles of Incorporation(3)
3.2	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto(7)
4.1	Form of Common Stock Certificate(8)
4.2	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC(9)
4.3	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014(5)
4.4	Form of Securities Purchase Agreement between the Registrant and each of the purchasers of 8% Senior Secured Convertible Debentures and Common Stock Purchase Warrants, dated December 30, 2014(5)
4.5	Form of 8% Senior Secured Convertible Debentures(6)

10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015(7)
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015(10)
10.10	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015(7)
10.11	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015(10)
10.76	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015(11)
10.77	Revolving Credit Note dated September 22, 2015 in favor of KeyBank(11)
10.78	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015(11)
10.79	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015(11)
10.80	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015(11)
10.81	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015(11)
10.82

Intercreditor and Subordination Agreement among KeyBank, Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer, dated September 22, 2015(11)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

101.INS	XBRL Instance Document(12)
101.SCH	XBRL Taxonomy Extension Schema Document(12)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(12)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(12)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(12)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(12)

_________

(1) Exhibit numbers of exhibits incorporated by reference are keyed to the exhibit number of the respective exhibit in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on September 28, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1749599) filed with the SEC on March 10, 2010.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on SEC on December 19, 2011
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2012.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2014.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2015.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 28, 2015.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1749599) filed with the SEC on April 23, 2010.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on May 18, 2012.
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on August 17, 2015.
(11) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 23, 2015.
(12) Filed herewith.
(13) Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.