Form 10-Q
period 2015-12-31
S&W Seed Co
filed 2016-02-11
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

      As of February 10, 2016, 14,687,984 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to expectations as to source of revenue, the extent of future research and development expense, patent application timing, seed costs, and any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,221,238	$3,535,458
Accounts receivable, net	12,654,321	26,728,741
Inventories, net	37,066,631	25,521,747
Prepaid expenses and other current assets	1,189,941	797,199
Deferred tax assets	280,280	286,508
TOTAL CURRENT ASSETS	56,412,411	56,869,653

Property, plant and equipment, net	11,861,970	11,476,936
Intangibles, net	36,536,619	38,004,916
Goodwill	9,496,202	9,630,279
Crop production costs, net	-	212,231
Deferred tax assets	7,303,609	4,060,156
Other assets	2,617,830	2,088,896
TOTAL ASSETS	$124,228,641	$122,343,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,982,183	$13,722,900
Accounts payable - related parties	5,287,224	1,128,630
Deferred revenue	218,023	-
Accrued expenses and other current liabilities	1,340,706	2,328,349
Foreign exchange contract liabilities	-	59,116
Lines of credit	11,732,202	13,755,800
Current portion of long-term debt	2,657,687	2,223,465
Current portion of convertible debt, net	9,461,477	9,265,929
TOTAL CURRENT LIABILITIES	45,679,502	42,484,189

Contingent consideration obligation	2,030,527	2,078,000
Long-term debt, less current portion	10,585,363	10,682,072
Convertible debt, net, less current portion	4,143,209	8,777,041
Derivative warrant liabilities	4,776,000	6,258,000
Other non-current liabilities	141,385	188,160

TOTAL LIABILITIES	67,355,986	70,467,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding		-
Common stock, $0.001 par value; 50,000,000 shares authorized;
14,697,903 issued and 14,672,903 outstanding at December 31, 2015;
13,479,101 issued and 13,454,101 outstanding at June 30, 2015;	14,698	13,479
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	68,421,774	62,072,379
Accumulated deficit	(5,491,918)	(4,979,471)
Accumulated other comprehensive loss	(5,937,703)	(5,096,586)
TOTAL STOCKHOLDERS' EQUITY	56,872,655	51,875,605
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,228,641	$122,343,067

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$24,141,257	$13,793,766	$36,396,169	$21,957,999

Cost of revenue	20,109,824	11,832,557	30,389,855	18,682,998

Gross profit	4,031,433	1,961,209	6,006,314	3,275,001

Operating expenses
Selling, general and administrative expenses	2,306,144	2,991,501	4,780,121	4,788,628
Research and development expenses	732,607	217,180	1,422,980	431,838
Depreciation and amortization	791,242	310,552	1,580,038	630,311
Impairment charges	-	500,198	-	500,198

Total operating expenses	3,829,993	4,019,431	7,783,139	6,350,975

Income (loss) from operations	201,440	(2,058,222)	(1,776,825)	(3,075,974)

Other expense
Foreign currency (gain) loss	(335,159)	35,148	(251,813)	82,889
Change in derivative warrant liabilities	(943,000)	-	(1,482,000)	-
Change in contingent consideration obligation	47,811	-	(47,473)	-
Loss on equity method investment	129,341	-	223,703	-
Gain on sale of marketable securities	(123,038)	-	(123,038)	-
Interest expense - amortization of debt discount	1,055,202	13,107	1,961,454	26,142
Interest expense - convertible debt and other	537,749	174,635	1,233,984	408,250

Loss before income taxes	(167,466)	(2,281,112)	(3,291,642)	(3,593,255)
Benefit from income taxes	(1,529,252)	(738,452)	(2,779,195)	(1,176,279)
Net income (loss)	$1,361,786	$(1,542,660)	$(512,447)	$(2,416,976)

Net income (loss) per common share:
Basic	$0.10	$(0.13)	$(0.04)	$(0.21)
Diluted	$0.10	$(0.13)	$(0.04)	$(0.21)

Weighted average number of common shares outstanding:
Basic	14,120,650	11,634,469	13,792,002	11,629,766
Diluted	14,120,650	11,634,469	13,792,002	11,629,766

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Net income (loss)	$1,361,786	$(1,542,660)	$(512,447)	$(2,416,976)

Foreign currency translation adjustment, net of income tax	595,832	(1,244,152)	(841,117)	(2,586,183)

Comprehensive income (loss)	$1,957,618	$(2,786,812)	$(1,353,564)	$(5,003,159)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	447,075	-	-	447,075
Net issuance to settle RSUs	18,708	19	-	-	(43,130)	-	-	(43,111)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294	-	-	4,235,649	-	-	4,236,943
Other comprehensive loss	-	-	-	-	-	-	(2,586,183)	(2,586,183)
Net loss	-	-	-	-	-	(2,416,976)	-	(2,416,976)
Balance, December 31, 2014	12,977,801	$12,979	(25,000)	$(134,196)	$59,761,470	$(4,233,320)	$(4,254,950)	$51,151,983

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	628,173	-	-	628,173
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	29,329	29	-	-	(56,810)	-	-	(56,781)
Proceeds from sale of common stock, net of fees and expenses	1,180,722	1,181	-	-	4,871,613	-	-	4,872,794
Exercise of stock options, net of withholding taxes	8,751	9	-	-	34,557	-	-	34,566
Other comprehensive loss	-	-	-	-	-	-	(841,117)	(841,117)
Net loss	-	-	-	-	-	(512,447)	-	(512,447)
Balance, December 31, 2015	14,697,903	$14,698	(25,000)	$(134,196)	$68,421,774	$(5,491,918)	$(5,937,703)	$56,872,655

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(512,447)	$(2,416,976)
Adjustments to reconcile net loss to net cash provided
by operating activities
Stock-based compensation	628,173	447,075
Change in allowance for doubtful accounts	(7,350)	8,632
Impairment charges	-	500,198
Depreciation and amortization	1,580,038	630,311
Change in deferred tax asset	(3,243,453)	(1,138,394)
Change in foreign exchange contracts	(55,845)	173,977
Change in derivative warrant liabilities	(1,482,000)	-
Change in contingent consideration obligation	(47,473)	-
Amortization of debt discount	1,961,454	26,142
Gain on sale of marketable securities	(123,038)	-
Loss on equity method investment	223,703	-
Changes in operating assets and liabilities, net:
Accounts receivable	13,712,154	7,071,072
Inventories	(12,016,814)	4,838,843
Prepaid expenses and other current assets	(389,135)	32,855
Crop production costs	-	(1,567,276)
Other non-current assets	(140,569)	-
Accounts payable	1,764,241	(5,832,578)
Accounts payable - related parties	4,174,847	912,721
Deferred revenue	218,023	-
Accrued expenses and other current liabilities	(945,516)	296,580
Other non-current liabilities	(42,731)	4,445
Net cash provided by operating activities	5,256,262	3,987,627

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(903,825)	(693,311)
Acquisition of business	-	(27,000,000)
Investment in Bioceres	-	(4,982)
Purchase of marketable securities	(316,000)	-
Sale of marketable securities	439,038	-
Equity method investment	(439,038)	-
Net cash used in investing activities	(1,219,825)	(27,698,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,872,794	4,236,943
Net proceeds from exercise of common stock options	34,566	-
Taxes paid related to net share settlements of stock-based compensation awards	(56,781)	(43,111)
Borrowings and repayments on lines of credit, net	(1,820,939)	(1,763,375)
Borrowings of long-term convertible debt	-	27,000,000
Debt issuance costs	-	(1,726,543)
Borrowings of long-term debt	440,179	-
Repayments of long-term debt	(104,463)	(211,724)
Repayments of convertible debt	(5,471,724)	-
Net cash (used in) provided by financing activities	(2,106,368)	27,492,190

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(244,289)	(28,906)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,685,780	3,752,618

CASH AND CASH EQUIVALENTS, beginning of the period	3,535,458	1,167,503

CASH AND CASH EQUIVALENTS, end of period	$5,221,238	$4,920,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,331,288	$424,037
Income taxes	212,926	254,803

See notes to consolidated financial statements.

S&W SEED COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, a Nevada corporation (the "Company"), began as S&W Seed Company, a general partnership in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. We then incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership's original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation.

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Seed Australia Pty Ltd, an Australia corporation ("S&W Australia"), consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California and Nampa, Idaho. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaging in expansion initiatives through a combination of organic growth and strategic acquisitions, including most recently when on December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

The Company's operations span the world's alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, five other U.S. states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 30 countries around the globe.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration, derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 58% of its revenue for the three months ended December 31, 2015, and two customers accounted for 23% of its revenue for the three months ended December 31, 2014. One customer accounted for 40% of its revenue for the six months ended December 31, 2015, and three customers accounted for 37% of its revenue for the six months ended December 31, 2014.

Three customers accounted for 43% of the Company's accounts receivable at December 31, 2015. Three customers accounted for 53% of the Company's accounts receivable at June 30, 2015.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 35% and 87% of revenue during the three months ended December 31, 2015 and 2014, respectively. Sales direct to international customers represented 52% and 87% of revenue during the six months ended December 31, 2015 and 2014, respectively. The net book value of fixed assets located outside the United States were 15% and 11% at December 31, 2015 and June 30, 2015, respectively. Cash balances located outside of the United States may not be insured and totaled $892,877 and $1,039,326 at December 31, 2015 and June 30, 2015, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,					Six Months Ended December 31,
	2015		2014			2015		2014
United States	$15,703,406	65%	$1,797,904	13%	United States	$17,648,226	48%	$2,926,019	13%
Saudi Arabia	4,344,035	18%	5,896,468	43%	Saudi Arabia	10,831,552	30%	9,021,558	41%
Mexico	1,548,990	6%	2,117,161	15%	Mexico	3,086,790	8%	4,116,969	19%
Argentina	907,070	4%	1,379,623	10%	Argentina	1,498,908	4%	1,379,623	6%
Peru	315,381	1%	95,428	1%	Peru	925,382	3%	276,938	1%
South Africa	283,554	1%	264,096	2%	Australia	448,899	1%	287,587	1%
China	219,321	1%	-	0%	Malaysia	287,500	1%	188,125	1%
Sudan	143,750	1%	135,250	1%	South Africa	283,554	1%	268,276	1%
Other	675,750	3%	2,107,836	15%	Other	1,385,358	4%	3,492,904	15%
Total	$24,141,257	100%	$13,793,766	100%	Total	$36,396,169	100%	$21,957,999	100%

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

The Company recognizes revenue from milling services according to the terms of the sales agreements and when delivery has occurred, performance is complete and pricing is fixed or determinable at the time of sale.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $162,945 and $155,595 at December 31, 2015 and June 30, 2015, respectively.

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

Components of inventory are:

	December 31,	June 30,
	2015	2015
Raw materials and supplies	$325,314	$276,339
Work in progress and growing crops	472,903	5,415,402
Finished goods	36,268,414	19,830,006
	$37,066,631	$25,521,747

Crop Production Costs

Expenditures on crop production costs are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred crop production costs included in the consolidated balance sheets consist primarily of the cost of plants and the transplanting, stand establishment costs, intermediate life irrigation equipment and land amendments and preparation. Crop production costs are estimated to have useful lives of three to five years depending on the crop and nature of the expenditure and are amortized to growing crop inventory each year over the estimated life of the crop. The Company has exited all internal farming operations and accordingly, there are no crop production costs as of December 31, 2015.

Components of crop production costs are:

	December 31,	June 30,
	2015	2015
Alfalfa hay	$-	$92,037
Other crops	-	120,194
Total crop production costs, net	$-	$212,231

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 18-28 years for buildings, 3-10 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names and 2-20 for other intangible assets. The weighted average estimated useful lives are 24 years for technology/IP/germplasm, 20 years for customer relationships and trade names and 22 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013 and the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015. Goodwill is assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined it has two reporting units for goodwill impairment testing purposes. Its reporting units are the United States operations and the Australia operations. The Company conducted a qualitative assessment of goodwill and determined that it was more likely than not there was no impairment at June 30, 2015

Equity Method Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reflected within the Company's consolidated balance sheets and statements of operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption ``Loss on equity method investment'' in the consolidated statements of operations. The Company's carrying value in an equity method investee company is included in the Company's consolidated balance sheets.

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

Loss on equity method investment totaled $129,341 and $223,703 for the three months and six months ended December 31, 2015, respectively. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. A triggering event during the quarter ended December 31, 2014 prompted a review of certain farmland-related costs. The carrying value of these assets was deemed in excess of fair value, and the Company recorded an impairment charge of $500,198 in the consolidated statement of operations during the quarter ended December 31, 2014.

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

The assets acquired and liabilities assumed in the Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of December 31, 2015 or June 30, 2015.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At December 31, 2015, the fair value and carrying value of the convertible debentures was $16,418,646 and $13,604,686, respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$23,264	$-
Contingent consideration obligation	-	-	2,030,527
Derivative warrant liabilities	-	-	4,776,000
Total	$-	$23,264	$6,806,527

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$59,116	$-
Contingent consideration obligation	-	-	2,078,000
Derivative warrant liabilities	-	-	6,258,000
Total	$-	$59,116	$8,336,000

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period. The reclassifications had no effect on net loss, cash flows or stockholders' equity.

NOTE 3 - BUSINESS COMBINATIONS

On December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets (and assumed certain related liabilities) of DuPont Pioneer. The acquisition expanded the Company's production capabilities, diversified its product offerings and provided access to new distribution channels.

The DuPont Pioneer Acquisition was consummated pursuant to the terms of an asset purchase and sale agreement. The purchase price under the Agreement was up to $42,000,000, consisting of $27,000,000 in cash (payable at closing), a three year secured promissory note (the "Pioneer Note") payable by the Company to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Note) of up to $5,000,000 based on S&W sales under distribution and production agreements as well as other Company sales of products containing the acquired germplasm in the three-year period following the closing. The Pioneer Note accrues interest at a rate of 3% per annum, and interest is payable in three annual installments, in arrears, commencing on December 31, 2015. Principal on the Pioneer Note is payable at maturity on December 31, 2017.

The DuPont Pioneer Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the DuPont Pioneer Acquisition.

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
$48,688,646

The excess of the purchase price over the fair value of the net assets acquired, amounting to $5,353,317, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business, technology and the assembled workforce of DuPont Pioneer. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,004,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 24% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of December 31, 2015, the estimated fair value of the contingent consideration is $2,030,527. The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

Distribution agreement	20	$7,690,000
Production agreement	3	670,000
Grower relationships	10	76,000
Technology/IP - germplasm	30	13,340,000
Technology/IP - seed varieties	15	5,040,000
Total identifiable intangible assets		$26,816,000

The Company incurred $863,048 of acquisition costs associated with the DuPont Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations during the year ended June 30, 2015. The newly acquired business generated revenue of approximately $14.1 million during the six months ended December 31, 2015.

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

The agreements related to the DuPont Pioneer Acquisition provide that both the Company and DuPont Pioneer will work towards obtaining the necessary consents from and agreements with third parties such that the GMO assets can be transferred from DuPont Pioneer to the Company. If such consents and agreements are obtained before November 30, 2017, the Company has committed to buy and DuPont Pioneer has committed to sell the GMO assets at a price of $7,000,000 on or before December 29, 2017.

The following unaudited pro forma financial information presents results as if the DuPont Pioneer Acquisition occurred on July 1, 2014.

	Three months ended	Six months ended
	December 31,	December 31,
(Unaudited)	2014	2014
Revenue	$16,385,672	$32,844,355
Net loss	$(2,518,786)	$(2,454,844)
Net loss per share basic and diluted share	$(0.19)	$(0.19)

The primary adjustments for the three months ended December 31, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $349,025; (iv) depreciation of acquired property, plant and equipment of $110,942; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $1,935,943; (vi) additional interest expense of $75,000 for the Pioneer Note included in total consideration for the Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 32.4%.

The primary adjustments for the six months ended December 31, 2014 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $698,050; (iv) depreciation of acquired property, plant and equipment of $221,884; (v) additional interest expense on the convertible notes issued concurrent to the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $3,097,299; (vi) additional interest expense of $150,000 for the Pioneer Note included in total consideration for the DuPont Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 32.7%.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the six months ended December 31, 2015 and the year ended June 30, 2015, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	December 31, 2015
Goodwill - United States	$6,755,317	$-	$-	$6,755,317
Goodwill - Australia	2,874,962	-	(134,077)	2,740,885
	$9,630,279	$-	$(134,077)	$9,495,202

	Balance at		Foreign Currency	Balance at
	July 1, 2014	Additions	Translation	June 30, 2015
Goodwill - United States	$1,402,000	$5,353,317	$-	$6,755,317
Goodwill - Australia	3,537,462	-	(662,500)	2,874,962
	$4,939,462	$5,353,317	$(662,500)	$9,630,279

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	December 31, 2015
Intellectual property	$4,805,951	$-	$(127,890)	$(225,307)	$4,452,754
Trade name	1,377,840	-	(40,861)	(11,847)	1,325,132
Technology/IP	924,107	-	(59,480)	-	864,627
Non-compete	301,354	-	(62,526)	(6,541)	232,287
GI customer list	93,131	-	(3,582)	-	89,549
Grower relationships	2,183,485	-	(59,982)	(98,979)	2,024,524
Supply agreement	1,304,679	-	(37,816)	-	1,266,863
Customer relationships	968,619	-	(28,307)	(10,933)	929,379
Distribution agreement	7,497,750	-	(192,250)	-	7,305,500
Production agreement	558,334	-	(111,664)	-	446,670
Technology/IP - germplasm	13,117,666	-	(222,332)	-	12,895,334
Technology/IP - seed varieties	4,872,000	-	(168,000)	-	4,704,000
	$38,004,916	$-	$(1,114,690)	$(353,607)	$36,536,619

	Balance at			Foreign Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	June 30, 2015
Intellectual property	$6,246,572	$-	$(295,844)	$(1,144,777)	$4,805,951
Trade name	1,521,864	-	(83,830)	(60,194)	1,377,840
Technology/IP	1,043,067	-	(118,960)	-	924,107
Non-compete	471,768	-	(132,353)	(38,061)	301,354
GI customer list	100,295	-	(7,164)	-	93,131
Grower relationships	2,744,164	76,000	(133,770)	(502,909)	2,183,485
Supply agreement	1,380,311	-	(75,632)	-	1,304,679
Customer relationships	1,082,730	-	(58,557)	(55,554)	968,619
Distribution agreement	-	7,690,000	(192,250)	-	7,497,750
Production agreement	-	670,000	(111,666)	-	558,334
Technology/IP - germplasm	-	13,340,000	(222,334)	-	13,117,666
Technology/IP - seed varieties	-	5,040,000	(168,000)	-	4,872,000
	$14,590,771	$26,816,000	$(1,600,360)	$(1,801,495)	$38,004,916

Amortization expense totaled $556,849 and $228,468 for the three months ended December 31, 2015 and 2014, respectively. Amortization expense totaled $1,114,690 and $467,660 for the six months ended December 31, 2015 and 2014, respectively. Estimated aggregate remaining amortization is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$1,116,704	$2,224,765	$2,224,765	$2,224,765	$2,224,765	$26,520,855

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2015	2015

Land and improvements	$2,236,842	$2,247,379
Buildings and improvements	6,168,914	5,439,712
Machinery and equipment	3,663,347	3,520,168
Vehicles	953,227	940,627
Construction in progress	1,087,982	1,113,137
Total property, plant and equipment	14,110,312	13,261,023

Less: accumulated depreciation	(2,248,342)	(1,784,087)

Property, plant and equipment, net	$11,861,970	$11,476,936

Depreciation expense totaled $234,393 and $82,084 for the three months ended December 31, 2015 and 2014, respectively. Depreciation expense totaled $465,348 and $162,651 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	December 31,	June 30,
	2015	2015
Working capital lines of credit
KeyBank	$11,169,814	$-
Wells Fargo	-	10,000,000
National Australia Bank Limited	562,388	3,755,800
Total working capital lines of credit	11,732,202	13,755,800

Current portion of long-term debt
Term loan - Ally	9,127	8,994
Keith facility (machinery & equipment loan) - National Australia Bank Limited	562,028	154,657
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	2,000,000	2,000,000
Debt discount - SGI	(13,468)	(40,186)
Total current portion	2,657,687	2,223,465

Long-term debt, less current portion
Term loan - Ally	10,993	15,590
Term loan (Keith building) - National Australia Bank Limited	474,370	466,482
Unsecured subordinate promissory note - related party	100,000	200,000
Promissory note - Dupont Pioneer	10,000,000	10,000,000
Total long-term portion	10,585,363	10,682,072
Total debt	$13,243,050	$12,905,537

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

On September 22, 2015, the Company and KeyBank National Association ("KeyBank") entered into a credit and securities agreement and related agreements with respect to a $20,000,000 aggregate principal amount revolving credit facility (the "KeyBank Credit Facility"). In addition to paying off the Wells Facility, the proceeds from advances under the KeyBank Credit Facility are to be used for ongoing working capital requirements and to provide for general corporate purposes. All amounts of unpaid principal and interest due under the KeyBank Credit Facility must be paid in full on or before September 21, 2017.

The KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company shall maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which shall provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility.

The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at December 31, 2015. The outstanding balance on the KeyBank Credit Facility was $11,169,814 at December 31, 2015.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $200,000 at December 31, 2015.

In March 2013, the Company entered into a term loan for a vehicle purchase. The loan is payable in 59 monthly installments and matures in February 2018. The loan bears interest at a rate of 2.94% per annum.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of USD $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. A principal payment of $482,317 was made in October 2013, and the remaining $2,000,000 will be paid at maturity. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $26,717 and $26,142 for the six months ended December 31, 2015 and 2014, respectively.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with NAB. The current facility, referred to as the 2015 NAB Facilities, was amended as of March 31, 2015 and expires on March 31, 2016. As of December 31, 2015, AUD $770,605 (USD $562,388) was outstanding under the 2015 NAB Facilities.

The 2015 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $715,204 at December 31, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,757,600 at December 31, 2015).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.19%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of USD $13,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

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

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2015.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $474,370 at December 31, 2015), and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,350,000 (USD $985,230 at December 31, 2015). The Keith Building Loan and the Keith Machinery and Equity Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,459,600 at December 31, 2015). The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.96% as of December 31, 2015). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down amounts up to the maximum of AUD $1,350,000 (USD $985,230) for periods of up to 180 days, in SGI's discretion, provided the term is consistent with SGI's trading terms. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The two Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At December 31, 2015, the principal balance on the Keith Building Loan was AUD $650,000 (USD $474,370), and the principal balance on the Keith Machinery and Equipment Facility was AUD $770,113 (USD $562,028).

The annual maturities of short-term and long-term debt (excluding debt discount), excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2016	$2,566,558
2017	145,752
2018	10,161,063
2019	76,629
2020	76,629
Thereafter	229,887
Total	$13,256,518

NOTE 7 - SENIOR CONVERTIBLE NOTES AND WARRANTS

On December 31, 2014, the Company consummated the sale of senior secured convertible debentures (the "Debentures") and common stock purchase warrants (the "Warrants") to various institutional investors ("Investors") pursuant to the terms of a securities purchase agreement among the Company and the Investors. At closing, the Company received $27,000,000 in gross proceeds. Offering expenses of $1,931,105 attributed to the Debentures were recorded as deferred financing fees and recorded as a debt discount and offering expenses of $424,113 attributed to the Warrants were expensed during the year ended June 30, 2015. The net proceeds were paid directly to DuPont Pioneer in partial consideration for the purchase of certain DuPont Pioneer assets, the closing for which also took place on December 31, 2014. See Note 3 for further discussion of the DuPont Pioneer Acquisition.

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

As required under the terms of the Debentures, following the sale of 759 acres of farmland property in the Imperial Valley of California in March 2015, which resulted in sale proceeds of $7,100,000, the Company redeemed $5,000,000 in principal amount of the Debentures. The reduction in principal was applied on the back end of the term, moving the final scheduled payment from November 30, 2017 to June 1, 2017.

As of December 31, 2015, the scheduled principal payments on the Debentures are as follows:

Fiscal Year	Amount

2016	$8,633,005
2017	7,849,754
2018	-
2019	-
2020	-
Thereafter	-
Total	$16,482,759

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015.  As of December 31, 2015, the remaining outstanding Debentures were potentially convertible into 3,559,991 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

The Debentures are the Company's senior secured obligations, subject only to certain secured obligations of KeyBank and DuPont Pioneer (limited to a purchase money security interest in the purchased assets). The rights of KeyBank, DuPont Pioneer and the holders of the Debentures are set forth in an intercreditor and subordination agreement that was initially entered into in connection with the closing of the issuance of the Debentures.

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of the Company's common stock. The Warrants are exercisable through their expiration on June 30, 2020, unless earlier redeemed. The Warrants were initially exercisable at an exercise price equal to $5.00. On September 30, 2015, pursuant to the terms of the Warrants, the exercise price has been reset to $4.63. In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three-year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). On November 24, 2015, the Company closed on a private placement transaction in which 1,180,722 common shares were sold at $4.15 per share. Pursuant to the down-round protection terms of the Warrants, the exercise price was adjusted to $4.59 on November 24, 2015. The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time that (i) all equity conditions set forth in the Warrants have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At December 31, 2015, the fair value of the Warrants was estimated at $4,776,000. The Warrants were valued at December 31, 2015 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.5 years, (ii) volatility of 50.7%, (iii) risk-free interest rate of 1.76% and (iv) dividend rate of zero.

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

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	December 31, 2015	June 30, 2015
Current portion of convertible debt, net
Senior secured convertible notes payable	$11,463,054	$11,274,678
Debt discount	(2,001,577)	(2,008,749)
Total current portion	9,461,477	9,265,929

Convertible debt, net, less current portion
Senior secured convertible notes payable	5,019,704	10,679,804
Debt discount	(876,495)	(1,902,763)
Total long-term portion	4,143,209	8,777,041
Total convertible debt, net	$13,604,686	$18,042,970

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at December 31, 2015:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of December 31, 2015

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.59	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $2,145,495 at December 31, 2015 and their maturities range from January 2016 to April 2016.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $23,264 at December 31, 2015 compared to foreign currency contract liabilities of $59,116 at June 30, 2015. The Company recorded a gain on foreign exchange contracts of $330,007 and a loss of $385,465, which is reflected in cost of revenue for the three and six months ended December 31, 2015, respectively. The Company recorded a loss on foreign exchange contracts of $289,754 and $329,463, which is reflected in cost of revenue for the three and six months ended December 31, 2014, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

In the DuPont Pioneer Acquisition, DuPont Pioneer retained ownership of its GMO (genetically modified) alfalfa germplasm and related intellectual property assets, as well as the right to develop new GMO-traited alfalfa germplasm. The retained GMO germplasm assets incorporate certain GMO traits that are licensed to DuPont Pioneer from third parties (the "Third Party GMO Traits").

Pursuant to the terms of the Asset Purchase and Sale Agreement for the DuPont Pioneer Acquisition, if required third party consents are received prior to November 30, 2017 and subject to the satisfaction of certain other conditions specified in the Asset Purchase and Sale Agreement, either the Company or DuPont Pioneer has the right to enter into (and require the other party to enter into) on December 29, 2017 (or such earlier date as the parties agree) a proposed form of asset purchase and sale agreement, as the same may be updated in accordance with the terms of the Asset Purchase and Sale Agreement, pursuant to which Company would acquire additional GMO germplasm varieties and other related assets from DuPont Pioneer for a purchase price of $7,000,000.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $5,104,745 to IVM during the six months ended December 31, 2015. Amounts due to IVM totaled $5,287,224 and $834,158 at December 31, 2015 and June 30, 2015, respectively.

Simon Pengelly, SGI's Chief Financial Officer as of December 31, 2015, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. During six months ended December 31, 2015, the Company purchased a total of $12,105 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $0 and $293,772 at December 31, 2015 and June 30, 2015, respectively.

NOTE 12 - EQUITY-BASED COMPENSATION

2009 Equity Incentive Plan

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (as amended and/or restated from time to time, the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares. In September 2015 and December 2015, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 2,450,000 shares.

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

Beginning with the quarter ended December 31, 2014, the Company began utilizing a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. The fair value of grants issued prior to the quarter ended December 31, 2014 were estimated using a lattice model. The weighted average assumptions used in the Black-Scholes-Merton model are: (i) 1.5% - 1.6% risk free rate of interest; (ii) 0% dividend yield and (iii) 50.4% - 50.8% volatility of common stock. The Company applied forfeiture assumptions averaging 3.3% to the estimated fair values to determine the net expense to record in the consolidated financial statements.

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant. During the six months ended December 31, 2015, the Company granted 203,500 stock options to its directors and officers at exercise prices ranging from $4.25 to $4.76. These options vest in quarterly installments over periods ranging from one to three years and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2015 and year ending June 30, 2015 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2014	1,087,000	$5.17	2.5	$1,562,712
Granted	227,197	3.89	9.5	-
Exercised	(400,000)	4.00	-	-
Canceled/forfeited/expired	(12,500)	7.75	-	-
Outstanding at June 30, 2015	901,697	5.33	4.1	392,850
Granted	203,500	4.56	9.7	-
Exercised	(8,751)	3.95	-	-
Canceled/forfeited/expired	(25,500)	-	-	-
Outstanding at December 31, 2015	1,071,446	5.12	4.8	82,267
Options vested and exercisable at December 31, 2015	676,336	5.44	2.7	39,501
Options vested and expected to vest as of December 31, 2015	1,069,587	$5.12	4.8	$81,987

The weighted average grant date fair value of options granted and outstanding at December 31, 2015 was $1.09. At December 31, 2015, the Company had $546,720 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.83 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

On July 15, 2015, the Company issued 88,333 restricted stock units to certain members of the executive management team. The restricted stock units have varying vesting periods whereby 13,250 restricted stock units vest on October 1, 2015 and the remaining 75,083 restricted stock units vest quarterly in equal installments over a three-year period, commencing on July 1, 2015. The fair value of the award was $420,465 and was based on the closing stock price on the date of grant.

On December 11, 2015, the Company issued 28,059 restricted stock units to certain members of the executive management team and other employees. The restricted stock units have varying vesting periods whereby 500 restricted stock units vest on December 11, 2015, 4,259 restricted stock units vest in quarterly installments over a one-year period, and the remaining 23,300 restricted stock units vest annually in equal installments over a three year period. The fair value of the award was $119,251 and was based on the closing stock price on the date of grant.

The Company recorded $186,786 and $145,511 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the three months ended December 31, 2015 and 2014, respectively. The Company recorded $393,845 and $290,846 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the six months ended December 31, 2015 and 2014, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Six Months Ended December 31, 2015
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	136,672	$10.66	-
Granted	116,392	4.64	-
Vested	(41,082)	10.66	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	211,982	$7.74	2.0

At December 31, 2015, the Company had $1,448,357 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.0 years.

At December 31, 2015, there were 684,001 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2015 and 2014 totaled $303,614 and $228,063, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2015 and 2014 totaled $628,173 and $447,075, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2015 and 2014, respectively.

	Six months ended
	December 31,
	2015	2014
Net assets acquired in business acquisitions	$-	$12,200,000
Debt discount from warrant liability	-	4,862,000
Increase in non-cash net assets of subsidiary due to foreign currency translation loss, net of income tax	(841,117)	(2,586,183)

NOTE 14 - SUBSEQUENT EVENTS

On January 1, 2016, the Company issued 15,081 shares of common stock in the settlement of previously granted restricted stock units that vested on January 1, 2016.

On January 25, 2016, the Company commenced a $10,375,000 rights offering. Under the terms of the rights offering, the Company is distributing to holders of its common stock, convertible notes and accompanying warrants, at no charge, non-transferable subscription rights to purchase shares of its common stock at $4.15 per share. The rights offering is currently planned to be closed in late February 2016.

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

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we believe we are the leading producer and distributor of alfalfa seed in the world. Our production capabilities span both hemispheres in the world's key alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, other Western states, South Australia and Canada. We sell our seed varieties in more than 30 countries across the globe primarily through a network of distributors. Historically, we have been recognized as the leading producer of non-dormant alfalfa seed varieties, which varieties have been bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, has made us a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. As a result of the above activity, our alfalfa seed business now encompasses the production, breeding and sale of non-dormant and dormant conventional varieties and the potential for future production and sale of GMO (genetically modified organism) varieties. In addition to alfalfa seed production and sales, which is our core business, we also conduct an ongoing stevia breeding program.

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

We have accomplished these expansion initiatives through a combination of organic growth and strategic acquisitions, foremost among them:

  the acquisition of IVS in October 2012, which enabled us to expand production of non-GMO seed into California's Imperial Valley, thereby ensuring a non-GMO source of seed due to the prohibition on GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  the acquisition of a portfolio of dormant germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the dominant local producer of non-dormant alfalfa seed in South Australia, SGI in April 2013, which greatly expanded our production capabilities and geographic diversity; and

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities.

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

We also own and operate seed-cleaning and processing facilities in Five Points, California and Nampa, Idaho. Our Nampa Facility, which we acquired in the DuPont Pioneer acquisition, sits on approximately 80 acres and includes conditioning, treating, bagging and warehouse facilities that had been used by DuPont Pioneer for its alfalfa seed processing needs.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. Fiscal 2016 is the first full fiscal year in which we will have a full range of non-dormant and dormant varieties, which will enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically-modified varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue for the next ten years.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery, development, breeding and testing of new products incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. These costs are expensed as incurred. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more resources in development of our proprietary varieties throughout our history than on our stevia breeding program, which we commenced in fiscal 2010.

In fiscal 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of three patent applications, with the expectation of a fourth patent application to be filed in the fourth quarter of fiscal 2016.

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

Our research and development costs are charged to expense as they are incurred. Therefore, internal research and development costs are expensed as incurred, while third party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or construed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

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

Other Expense

Other expense consists of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligation and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to our outstanding borrowings on our Wells Fargo revolving lines of credit, which terminated on September 22, 2015, our outstanding borrowings on our KeyBank revolving line of credit, which replaced the Wells Fargo credit facilities, and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 and are expected to be paid off by March 2017, our three-year secured promissory note issued in connection with the DuPont Pioneer acquisition, our five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition and our term loan for a vehicle purchase that matures in February 2018.

Income Tax Expense (Benefit)

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit.

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

Results of Operations

Three Months ended December 31, 2015 Compared to the Three Months ended December 31, 2014

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2015 was $24,141,257 compared to $13,793,766 for the three months ended December 31, 2014. The $10.3 million increase in revenue for the three months ended December 31, 2015 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We recorded sales of approximately $14.1 million from our distribution and production agreements with DuPont Pioneer, which was ahead of seasonal shipping expectations as we were able to process and ship seed earlier than anticipated.

Sales direct to international customers represented 35% and 87% of revenue during the quarter ended December 31, 2015 and 2014, respectively. Domestic revenue accounted for 65% and 13% of our total revenue for the quarter ended December 31, 2015 and 2014, respectively. The increase in domestic revenue as a percentage of total revenue was primarily due to the sales with DuPont Pioneer, which did not commence until after the DuPont Pioneer acquisition.

Cost of revenue of $20,109,824 for the three months ended December 31, 2015 was 83% of revenue, while the cost of revenue of $11,832,557 for the three months ended December 31, 2014 was 86% of revenue. Cost of revenue increased on a dollar basis as a direct result of the increase in revenue.

Gross profit margins during the second quarter of fiscal 2016 were 16.7% compared to gross profit margins of 14.2% in the second quarter of fiscal 2015, and adjusted gross profit margins of 16.2% in the second quarter of last year. Gross profit margins increased during the second quarter of fiscal 2016 primarily due to sales of our dormant seed varieties to DuPont Pioneer which were not included in the comparable period of the prior year.   The sale of our dormant varieties to DuPont Pioneer generally carry a higher margin profile than our non-dormant business.

While we benefitted from sales and margin contributions from our DuPont Pioneer agreements, these benefits were offset by higher seed costs within our non-dormant operations driven by lower than expected yields on the recent alfalfa seed harvests. These lower yields and clean out weights resulted in higher per unit production costs on contracts where we carry farming and yield risk. To limit variability of future production costs due to farming yields, we have terminated production arrangements where our production costs are variable on a per unit basis, and are increasing our contracted grower acreage where our production costs are generally fixed on a per unit basis.

Additionally, the lower than anticipated harvest yields have impacted our overall seed inventory levels, requiring us to source higher levels of seed at lower margins to meet the demand of our customers.

We are anticipating an approximate 15% increase in contracted acreage during calendar year 2016 as compared to 2015, which is expected to be a key contributor to both revenue growth and improved margins in future years.

Selling, General and Administrative Expenses

SG&A expense for the three months ended December 31, 2015 totaled $2,306,144 compared to $2,991,501 for the three months ended December 31, 2014. The $685,357 decrease in SG&A expense for the three months ended December 31, 2015 over the three months ended December 31, 2014 was primarily due to $1,145,064 of non-recurring transaction expenses included in the results of the second quarter of fiscal 2015. Excluding the non-recurring charges from the second quarter of fiscal 2015, SG&A expenses increased $459,707 over the comparable period of the prior year. The increase was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. As a percentage of revenue, SG&A expenses were 10% in the second quarter of fiscal 2016 compared to 22% in the three months ended December 31, 2014.

Research and Development Expenses

R&D for the three months ended December 31, 2015 totaled $732,607 compared to $217,180 in the three months ended December 31, 2014. The increase of $515,427 from 2014 to 2015 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2015 was $791,242 compared to $310,552 for the three months ended December 31, 2014. Included in the amount was amortization expense for intangible assets, which totaled $556,849 in the three months ended December 31, 2015 and $228,468 in the three months ended December 31, 2014. The $480,690 increase in depreciation and amortization expense for the three months ended December 31, 2015 over the three months ended December 31, 2014 was the result of depreciation and amortization of assets acquired from DuPont Pioneer.

Impairment Charges

We recorded an impairment charge of $500,198 during the quarter ended December 31, 2014, as the carrying value of certain farmland related assets was deemed in excess of net realizable value.

Foreign Currency (Gain) Loss

We recorded a foreign currency gain of $335,159 for the three months ended December 31, 2015 compared to a loss of $35,148 for the three months ended December 31, 2014. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $943,000 gain from the non-cash change in derivative warrant liability represented the decrease in fair value of the outstanding warrants issued in December 2014 2014 during the reporting period ended December 31, 2015. The decrease in fair value of the warrants was primarily driven by a $0.38 decrease in the closing stock price at December 31, 2015, from the previous measurement date of September 30, 2015, partially offset by a decrease in the exercise price of the warrants from $4.63 to $4.59.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $47,811 loss from non- cash change in contingent consideration obligation represents the increase in the estimated fair value of the contingent consideration obligation during the reporting period ended December 31, 2015.

Loss on Equity Method Investment

Loss on equity method investment totaled $129,341 for the three months ended December 31, 2015. This represents our 50% share of losses incurred by the joint corporation (S&W Semillas S. A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2015 was $1,055,202 compared to $13,107 for the three months ended December 31, 2014. The increase represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method, and the quarterly expense will decrease as the net carrying value of the convertible debentures decreases over time.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended December 31, 2015 totaled $537,749 compared to $174,635 for the three months ended December 31, 2014. Interest expense for the second quarter of fiscal 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB and KeyBank The $363,114 increase in interest expense in the second quarter of fiscal 2016 is primarily driven by $354,040 of interest on the convertible debentures and $75,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014.

Benefit From Income Taxes

Income tax benefit totaled $1,529,252 for the three months ended December 31, 2015 compared to income tax benefit of $738,452 for the three months ended December 31, 2014. Our effective tax rate was 913.2% during the three months ended December 31, 2015 compared to 32.4% for the three months ended December 31, 2014. The increase in our effective tax rate benefit for the three months ended December 31, 2015 was primarily attributable to a tax benefit recorded during the second quarter of fiscal 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We have previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit during the second quarter of fiscal 2016 as the inter-company loan is denominated in Australian dollars and has devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The increase in our effective tax rate benefit for the three months ended December 31, 2015 was also attributed to the tax benefit associated with the change in the valuation of our warrants and the tax benefit related to the tax law change to extend the research tax credit retroactively and permanently prospectively, which occurred during the second quarter.  The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had net income of $1,361,786 for the three months ended December 31, 2015 compared to a net loss of $1,542,660 for the three months ended December 31, 2014. The increase in our net income for the second quarter of fiscal 2016 was attributable primarily to the increase in gross profit dollars and the tax benefit recorded, partially offset by increases in research and development expenses and depreciation and amortization as well as incremental interest expense associated with the convertible debentures discussed above. The net income per basic and diluted common share was $0.10 for the three months ended December 31, 2015 compared to net loss per basic and diluted share of $(0.13) for the three months ended December 31, 2014.

Six Months ended December 31, 2015 Compared to the Six Months ended December 31, 2014

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2015 was $36,396,169 compared to $21,957,999 for the six months ended December 31, 2014. The $14.4 million increase in revenue for the six months ended December 31, 2015 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We recorded sales of approximately $14.6 million from our distribution and production agreements with DuPont Pioneer, which was ahead of seasonal shipping expectations as we were able to process and ship seed earlier than anticipated.

Sales direct to international customers represented 52% and 87% of revenue during the six months ended December 31, 2015 and 2014, respectively. Domestic revenue accounted for 48% and 13% of our total revenue for the six months ended December 31, 2015 and 2014, respectively. The increase in domestic revenue as a percentage of total revenue was primarily due to the sales with DuPont Pioneer.

Cost of revenue of $30,389,855 for the six months ended December 31, 2015 was 83% of revenue, while the cost of revenue of $18,682,998 for the six months ended December 31, 2014 was 85% of revenue. Cost of revenue increased on a dollar basis as a direct result of the increase in revenue.

Total gross profit margins for the six months ended December 31, 2015 was 16.5% compared to 14.9% in the comparable period of the prior year. During the first quarter of fiscal 2016, the Company incurred losses of approximately $260,000 in connection with its decision to exit all non-seed crop farming in an effort to focus on its core competencies and the elimination of internal farming risk.

Excluding the impact of non-seed farming losses, gross profit margins were 17.2% for the first six months of fiscal 2016. The increase in gross profit margins (excluding the non-seed farming losses) was primarily due to higher margins from the sale of dormant alfalfa seed varieties acquired from DuPont Pioneer, partially offset by higher costs of production.

Selling, General and Administrative Expenses

SG&A expense for the six months ended December 31, 2015 totaled $4,780,121 compared to $4,788,628 for the six months ended December 31, 2014. The $8,506 decrease in SG&A expense versus the prior year was primarily due to $1,145,064 of non-recurring transaction expenses included in the prior year results. Excluding the non- recurring charges from the second quarter of the prior year, SG&A expenses increased $1,136,557 over the comparable period of the prior year. The increase was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. As a percentage of revenue, SG&A expenses were 13% for the six months ended December 31, 2015 compared to 22% for the six months ended December 31, 2014.

Research and Development Expenses

R&D for the six months ended December 31, 2015 totaled $1,422,980 compared to $431,838 for the six months ended December 31, 2014. The increase of $991,142 from 2014 to 2015 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2015 was $1,580,038 compared to $630,311 for the six months ended December 31, 2014. Included in the amount was amortization expense for intangible assets, which totaled $1,114,690 in the six months ended December 31, 2015 and $467,660 in the six months ended December 31, 2014. The $949,727 increase in depreciation and amortization expense over the comparable period of the prior year is the result of depreciation and amortization of assets acquired from DuPont Pioneer.

Impairment Charges

We recorded an impairment charge of $500,198 during the six months ended December 31, 2014, as the carrying value of certain farmland related assets was deemed in excess of net realizable value.

Foreign Currency (Gain) Loss

We recorded a foreign currency gain of $251,813 for the six months ended December 31, 2015 compared to a loss of $82,889 for the six months ended December 31, 2014. The foreign currency gains and losses were associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $1,482,000 gain from the non-cash change in derivative warrant liability represents the decrease in fair value of the outstanding warrants issued in December 2014.

The decrease in fair value of the warrants is primarily driven by a $0.66 decrease in the closing stock price at December 31, 2015, from the measurement date of June 30, 2015, partially offset by a decrease in the exercise price of the warrants from $5.00 to $4.59.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $47,473 gain from non-cash change in contingent consideration obligation represents the decrease in the estimated fair value of the contingent consideration obligation during the six months ended December 31, 2015.

Loss on Equity Method Investment

Loss on equity method investment totaled $223,703 for the six months ended December 31, 2015. This represents our 50% share of losses incurred by the joint corporation (S&W Semillas S. A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2015 was $1,961,454 compared to $26,142 for the six months ended December 31, 2014. The increase represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the six months ended December 31, 2015 totaled $1,233,984 compared to $408,250 for the six months ended December 31, 2014. Interest expense for the six months ended December 31, 2015 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB, KeyBank and Wells Fargo. The $825,734 increase in interest expense in the second quarter of fiscal 2016 is primarily driven by $766,887 of interest on the convertible debentures and $150,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $2,779,195 for the six months ended December 31, 2015 compared to income tax benefit of $1,176,279 for the six months ended December 31, 2014. Our effective tax rate was 84.4% during the six months ended December 31, 2015 compared to 32.7% for the six months ended December 31, 2014. The increase in our effective tax rate benefit for the six months ended December 31, 2015 was primarily attributable to a tax benefit recorded during the second quarter of fiscal 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We have previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit in the second quarter of fiscal 2016 as the inter-company loan is denominated in Australian dollars and has devalued since the issuance of the loan.

The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The increase in our effective tax rate benefit for the six months ended December 31, 2015 was also attributed to the tax benefit associated with the change in the valuation of our warrants and the tax benefit related to the tax law change to extend the research tax credit retroactively and permanently prospectively, which occurred during the second quarter.  The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had a net loss of $512,447 for the six months ended December 31, 2015 compared to a net loss of $2,416,976 for the six months ended December 31, 2014. The net loss improvement in the six months ended December 31, 2015 over the first two quarters of fiscal 2015 was attributable primarily to the increase in gross profit dollars, partially offset by increases in research and development expenses and depreciation and amortization, as well as incremental interest expense associated with the convertible debentures discussed above. The net loss per basic and diluted common share was $(0.04) for the six months ended December 31, 2015 compared to net loss per basic and diluted share of $(0.21) for the six months ended December 31, 2014.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second fiscal quarter. In fiscal 2015, we paid our California growers from our non-dormant business approximately 50% in October 2014 and the remaining 50% in February 2015. The grower base acquired in the DuPont Pioneer Acquisition will be paid on a schedule similar to our historical North American grower base. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, it also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer Acquisition, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, one in each of the first, third and fourth fiscal quarters. Our future revenue and cash collections pertaining to the production and distribution agreements with DuPont Pioneer will provide us with greater predictability, as sales to DuPont Pioneer will be primarily concentrated in our second, third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-April time period.

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

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our debt and equity securities and credit facilities from financial institutions, both in the United States and South Australia.

On December 31, 2014, we raised an aggregate of $31,658,400 in gross proceeds in two separate private placements.

In the first of these two financings, we sold 1,294,000 shares of our common stock at $3.60 per share for gross proceeds of $4,658,400.

On the same day, we also sold $27,000,000 aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020. The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we were required to begin making monthly redemption payments, payable, at our option, in cash, shares of our common stock or any combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option and contain certain limited acceleration rights of the Company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In March 2015, following the sale of farmland we previously owned in California's Imperial Valley, we redeemed $5,000,000 in principal amount of the debentures on a pro rata basis. The debentures are senior secured obligations, subject only to certain secured obligations of KeyBank (which replaced Wells Fargo as our secured lender on September 22, 2015) and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the DuPont Pioneer Acquisition). The rights of those secured creditors are set forth in an intercreditor and subordination agreement that was initially entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,355,218, yielding net proceeds of approximately $24,644,782. The net proceeds from these two December 2014 financing transactions were used primarily to fund the cash portion of the purchase price of the DuPont Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

On December 31, 2014, in connection with the DuPont Pioneer Acquisition, we issued a secured promissory note (the "Pioneer Note") payable by us to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Pioneer Note) of up to $5,000,000 based on our sales under the distribution and production agreements entered into in connection with the DuPont Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The Pioneer Note accrues interest at a rate of 3% per annum, and interest is payable in three annual installments, in arrears, commencing on December 31, 2015. Our obligations under the Pioneer Note are secured by certain of the assets purchased in the DuPont Pioneer Acquisition and are subject to the Intercreditor Agreement. The Pioneer Note matures on December 31, 2017.

From 2011 until September 22, 2015, we had one or more ongoing revolving credit facility agreements with Wells Fargo.

On February 21, 2014, we replaced our prior Wells Fargo credit facility by entering into credit agreements with Wells Fargo and thereby became obligated under two working capital facilities (collectively, the "Wells Facilities," both of which were terminated as of September 22, 2015.

The Wells Facilities included (i) a domestic revolving facility of up to $4,000,000 to refinance our outstanding credit accommodations from Wells Fargo and for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory (the "Ex-Im Revolver"). The availability of credit under the Ex-Im Revolver was limited to an aggregate of 90% of the eligible accounts receivable (as defined under the credit agreement for the Ex-Im Revolver) plus 75% of the value of eligible inventory (also as defined under the credit agreement for the Ex-Im Revolver), with the term "value" defined as the lower of cost or fair market value on a first-in first-out basis determined in accordance with generally accepted accounting principles. All amounts due and owing under the Wells Facilities were required to be paid in full on or before the October 1, 2015 maturity date.

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

On September 22, 2015, we entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "KeyBank Credit Facility") with KeyBank. Key provisions of the KeyBank Credit Facility include:

  The use of proceeds for advances under the KeyBank Credit Facility are to: (i) refinance our existing senior indebtedness with Wells Fargo; (ii) finance the Company's ongoing working capital requirements; and (iii) provide for general corporate purposes.

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the KeyBank Credit Facility, will be payable in full on September 21, 2017.

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

  Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all our now owned and after acquired tangible and intangible assets and our domestic subsidiaries, which have guaranteed our obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of our wholly-owned subsidiary, S&W Australia Pty Ltd. With respect to its security interest and/or lien, KeyBank has entered into an Intercreditor Agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by us on December 31, 2014) and DuPont Pioneer.

At December 31, 2015, we were in compliance with all KeyBank debt covenants.

At December 31, 2015, we had outstanding $16,482,759 in principal amount of the convertible debentures following the real estate sale redemption and the required monthly principal redemption payments that began on July 1, 2015. The early $5,000,000 reduction in principal resulting from the real estate sale redemption in March 2015 was applied on the back end of the term, and as a result, does not reduce the dollar amount of the monthly redemption payments.

However, the redemption does have the effect of reducing the term of the debentures from December 1, 2017 to June 1, 2017. In December 2015, we gave notice to the holders of the debentures that we would accelerate redemption payments in January, February and March 2016. The accelerated payments will result in the debentures being retired in March 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB").

In April 2015, the NAB working capital credit facilities were amended and renewed and will expire on March 31, 2016 (the "2015 NAB Capital Facilities"). The 2015 NAB Capital Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $715,204 at December 31, 2015) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,757,600 at December 31, 2015). Key provisions of the 2015 NAB Capital Facilities include:

  The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily, is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2015, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

  The Trade Refinance Facility generally permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2015, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.19%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and our corporate guarantee (up to a maximum of USD $13,000,000).

Interest is payable each month in arrears on both the Overdraft Facility and the Trade Refinance Facility. In the event of a default, as defined in the NAB Facility Agreement, the interest rate will increase on both facilities by 4.5% per annum. The 2015 NAB Capital Facilities contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by us as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2015.

In January 2015, SGI and NAB entered into a new business markets - flexible rate loan in the amount of AUD $650,000 (USD $474,370 at December 31, 2015) (the "Keith Building Loan") and a machinery and equipment facility in the amount of up to AUD $1,350,000 (USD $985,230 at December 31, 2015) (the "Keith Machinery and Equipment Facility"). The Keith Building Loan and Keith Machinery and Equipment Facility (collectively, the "Keith Credit Facilities") are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building.

Key provisions of the Keith Credit Facilities include:

  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan, which is payable monthly in arrears, varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.96% as of December 31, 2015).

  The Keith Machinery and Equipment Facility generally permits SGI to draw down amounts up to a maximum amount of AUD $1,350,000 (USD $985,230 at December 31, 2015) for periods of up to 180 days, in SGI's discretion. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.

The Keith Credit Facilities are both secured by a lien on all the present and future rights, property and undertakings of SGI, our corporate guarantee and a mortgage on SGI's Keith, South Australia property. At December 31, 2015, the principal balance on the Keith Building Loan was AUD $650,000 (USD $474,370), and the principal balance on the Keith Machinery and Equipment Facility was AUD $770,113 (USD $562,028).

On November 23, 2015, we completed a private placement transaction with our largest shareholder, MFP Partners, L.P. ("MFP"). In this financing, we sold 1,180,722 shares of our common stock at $4.15 per share for gross proceeds of $4,899,996. We intend to use the net proceeds from the private placement primarily to partially redeem our outstanding 8% Senior Secured Convertible Debentures issued in December 2014, as well as for general corporate purposes.

On January 25, 2016, we commenced our previously announced $10,375,000 rights offering. Under the terms of the rights offering, we are distributing to holders of our common stock as of the record date of January 21, 2016, as well as to holders of our convertible debentures and accompanying warrants, who are eligible to participate on an as-converted and as exercised basis, at no charge, non-transferable subscription rights to purchase shares of our common stock at $4.15 per share. We plan to close the rights offering in late February 2016.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2015 and 2014:

	Six months ended
	December 31,
	2015	2014
Cash flows from operating activities	$5,256,262	$3,987,627
Cash flows from investing activities	(1,219,825)	(27,698,293)
Cash flows from financing activities	(2,106,368)	27,492,190
Effect of exchange rate changes on cash	(244,289)	(28,906)
Net increase in cash and cash equivalents	1,685,780	3,752,618
Cash and cash equivalents, beginning of period	3,535,458	1,167,503
Cash and cash equivalents, end of period	$5,221,238	$4,920,121

Operating Activities

For the six months ended December 31, 2015, operating activities provided $5,256,262 in cash. Net loss adjusted for non-cash items used $1,078,238 in cash and changes in operating assets and liabilities generated $6,334,500 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in accounts receivable of $13,712,154 and increases in accounts payable (including related parties) of $5,939,088, partially offset by an increase in inventories of $12,016,814.

For the six months ended December 31, 2014, operating activities provided $3,987,627 in cash. Net loss adjusted for non-cash items used $1,769,035 in cash and changes in operating assets and liabilities generated $5,756,662 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in accounts receivable of $7,071,072 and decreases in inventories of $4,838,843, partially offset by decreases in accounts payable (including related parties) of $4,919,857.

Investing Activities

Investing activities during the six months ended December 31, 2015 used $1,219,825 in cash. These activities consisted of additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia. In addition, we invested $439,038 in our 50% owned joint corporation, S&W Semillas S.A.

Our investing activities during the six months ended December 31, 2014 totaled $27,698,293. The DuPont Pioneer Acquisition accounted for $27,000,000 of the cash used in investing activities during the six months ended December 31, 2014. The remaining $698,293 was used primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Financing Activities

Financing activities during the six months ended December 31, 2015 used $2,106,368 in cash. We completed a private placement of common stock in November 2015 that generated $4,872,794 of net proceeds. We also made net repayments of $1.8 million our lines of credit and also made $5.5 million of redemptions on our convertible debentures.

Our financing activities during the six months ended December 31, 2014 consisted primarily of the debt and equity offerings concurrent with the DuPont Pioneer Acquisition. Net proceeds from the debt offerings of $24,890,508 consisted of gross proceeds from convertible debentures of $27,000,000, less $1,726,000 of capitalized debt issuance costs and $382,952 of transaction fees related to the warrant derivatives. Net proceeds from the equity offering of $4,236,943 consisted of $4,658,400 in gross proceeds and $421,457 of related fees.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months or six months ended December 31, 2015.

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

  competition; and

  market developments.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to our consolidated financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 - Significant Accounting Policies of the footnotes to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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

Beginning with the three months ended December 31, 2014, we adopted the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model, as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change, and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share- based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2016.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.(1)	Description

3.1	Registrant's Articles of Incorporation(1)
3.2	Registrants Second Amended and Restated Bylaws(2)
10.1	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015(3)
10.2	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015(3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(5)
101.SCH	XBRL Taxonomy Extension Schema Document(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(5)

_________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Commission on December 19, 2011.
(2) Incorporated by reference to the Registrants' Current Report on Form 8-K, filed with the Commission on December 16, 2015.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Commission on November 24, 2015.
(4) Filed herewith.
(5) Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.