Form 10-Q
period 2016-03-31
S&W Seed Co
filed 2016-05-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

      As of May 13, 2016, 16,836,023 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to expectations as to source of revenue, the extent of future research and development expense, patent application timing, seed costs, and any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward- looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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
  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
  other risks that are described or updated from time to time in our filings with the SEC.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,267,622	$3,535,458
Accounts receivable, net	12,970,876	26,728,741
Inventories, net	43,049,181	25,521,747
Prepaid expenses and other current assets	2,079,983	797,199
Deferred tax assets	286,734	286,508
TOTAL CURRENT ASSETS	64,654,396	56,869,653

Property, plant and equipment, net	12,889,609	11,476,936
Intangibles, net	35,978,261	38,004,916
Goodwill	9,496,202	9,630,279
Deferred tax assets	7,305,559	4,060,156
Other assets	2,324,268	2,301,127
TOTAL ASSETS	$132,648,295	$122,343,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,605,814	$13,722,900
Accounts payable - related parties	90,711	1,128,630
Deferred revenue	371,383	525,530
Accrued expenses and other current liabilities	1,506,130	1,802,819
Foreign exchange contract liabilities	-	59,116
Lines of credit	21,710,803	13,755,800
Current portion of long-term debt	428,681	2,223,465
Current portion of convertible debt, net	8,910,997	9,265,929
TOTAL CURRENT LIABILITIES	48,624,519	42,484,189

Contingent consideration obligation	2,079,490	2,078,000
Long-term debt, less current portion	11,181,481	10,682,072
Convertible debt, net, less current portion	-	8,777,041
Derivative warrant liabilities	4,081,200	6,258,000
Other non-current liabilities	158,137	188,160

TOTAL LIABILITIES	66,124,827	70,467,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
16,839,666 issued and 16,814,666 outstanding at March 31, 2016;
13,479,101 issued and 13,454,101 outstanding at June 30, 2015;	16,839	13,479
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	77,118,847	62,072,379
Accumulated deficit	(4,924,045)	(4,979,471)
Accumulated other comprehensive loss	(5,553,977)	(5,096,586)
TOTAL STOCKHOLDERS' EQUITY	66,523,468	51,875,605
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,648,295	$122,343,067

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$25,013,779	$30,527,798	$61,409,948	$52,485,798

Cost of revenue	19,500,605	23,410,046	49,890,460	42,093,045

Gross profit	5,513,174	7,117,752	11,519,488	10,392,753

Operating expenses
Selling, general and administrative expenses	2,459,737	2,260,978	7,239,821	7,040,906
Research and development expenses	626,316	611,688	2,049,332	1,052,226
Depreciation and amortization	796,062	580,365	2,376,101	1,210,676
Impairment charges	-	-	-	500,198
Disposal of property, plant and equipment loss (gain)	(2,427)	24,646	(2,427)	24,646

Total operating expenses	3,879,688	3,477,677	11,662,827	9,828,652

Income (loss) from operations	1,633,486	3,640,075	(143,339)	564,101

Other expense
Foreign currency loss (gain)	87,342	33,503	(164,471)	116,392
Change in derivative warrant liabilities	(694,800)	1,082,000	(2,176,800)	1,082,000
Change in contingent consideration obligation	48,963	-	1,490	-
Loss on equity method investment	28,916	-	252,619	-
Gain on sale of marketable securities	-	-	(123,038)	-
Interest expense - amortization of debt discount	1,150,412	2,020,472	3,111,866	2,046,615
Interest expense - convertible debt and other	438,879	728,957	1,672,863	1,137,208

Income (loss) before income taxes	573,774	(224,857)	(2,717,868)	(3,818,114)
Provision (benefit) for income taxes	5,901	244,471	(2,773,294)	(931,808)
Net income (loss)	$567,873	$(469,328)	$55,426	$(2,886,306)

Net income (loss) per common share:
Basic	$0.04	$(0.04)	$0.00	$(0.24)
Diluted	$0.04	$(0.04)	$0.00	$(0.24)

Weighted average number of common shares outstanding:
Basic	15,420,308	13,166,004	14,278,107	12,179,184
Diluted	15,420,308	13,166,004	14,278,107	12,179,184

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net income (loss)	$567,873	$(469,328)	$55,426	$(2,886,306)

Foreign currency translation adjustment, net of income taxes	383,723	(774,795)	(457,391)	(3,360,977)

Comprehensive income (loss)	$951,596	$(1,244,123)	$(401,965)	$(6,247,283)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2014	11,665,093	$11,666	(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	680,923	-	-	680,923
Net issuance to settle RSUs	27,382	27	-	-	(61,696)	-	-	(61,669)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294	-	-	4,167,731	-	-	4,169,025
Exercise of stock options, net of withholding taxes	284,951	285	-	-	1,079,715	-	-	1,080,000
Other comprehensive loss	-	-	-	-	-	-	(3,360,977)	(3,360,977)
Net loss for nine months ended March 31, 2015	-	-	-	-	-	(2,886,306)	-	(2,886,306)
Balance, March 31, 2015	13,271,426	$13,272	(25,000)	$(134,196)	$60,988,549	$(4,702,650)	$(5,029,744)	$51,135,231

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	917,487	-	-	917,487
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	45,410	45	-	-	(83,848)	-	-	(83,803)
Proceeds from sale of common stock, net of fees and expenses	3,306,404	3,306	-	-	13,306,410	-	-	13,309,716
Exercise of stock options, net of withholding taxes	8,751	9	-	-	34,557	-	-	34,566
Other comprehensive loss	-	-	-	-	-	-	(457,391)	(457,391)
Net income for nine months ended March 31, 2016	-	-	-	-	-	55,426	-	55,426
Balance, March 31, 2016	16,839,666	$16,839	(25,000)	$(134,196)	$77,118,847	$(4,924,045)	$(5,553,977)	$66,523,468

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$55,426	$(2,886,306)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Stock-based compensation	917,487	680,923
Change in allowance for doubtful accounts	(7,350)	17,264
Impairment charges	-	500,198
Depreciation and amortization	2,376,101	1,296,464
(Gain) loss on disposal of property, plant and equipment	(2,427)	24,646
Change in deferred tax asset	(2,974,375)	(904,887)
Change in foreign exchange contracts	(55,817)	27,873
Change in derivative warrant liabilities	(2,176,800)	1,082,000
Change in contingent consideration obligation	1,490	-
Amortization of debt discount	3,111,866	2,046,615
Intercompany foreign exchange gain	(284,774)	-
Gain on sale of marketable securities	(123,038)	-
Loss on equity method investment	252,619	-
Changes in operating assets and liabilities, net:
Accounts receivable	13,498,542	8,167,899
Inventories	(16,946,534)	10,179,531
Prepaid expenses and other current assets	(974,732)	(546,449)
Other non-current assets	(140,569)	249,005
Accounts payable	1,632,353	(12,595,681)
Accounts payable - related parties	(1,021,524)	1,768,819
Deferred revenue	(163,211)	242,250
Accrued expenses and other current liabilities	(277,084)	(13,038)
Other non-current liabilities	(31,311)	6,358
Net cash (used in) provided by operating activities	(3,333,662)	9,343,484

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,089,420)	(1,034,183)
Proceeds from disposal of property, plant and equipment	28,100	7,100,000
Acquisition of business	-	(36,688,881)
Investment in Bioceres	-	(4,982)
Purchase of marketable securities	(316,000)	-
Sale of marketable securities	439,038	-
Equity method investment	(439,038)	-
Net cash used in investing activities	(2,377,320)	(30,628,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	13,309,716	4,169,025
Net proceeds from exercise of common stock options	34,566	1,080,000
Taxes paid related to net share settlements of stock-based compensation awards	(83,803)	(61,669)
Borrowings and repayments on lines of credit, net	7,822,160	(715,779)
Proceeds from sale of convertible debt and warrants	-	27,000,000
Borrowings of long-term debt	601,341	493,956
Debt issuance costs	-	(1,915,417)
Repayments of long-term debt	(1,974,582)	(2,486,358)
Repayments of convertible debt	(11,274,679)	(5,000,000)
Net cash provided by financing activities	8,434,719	22,563,758

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,427	189,464

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,732,164	1,468,660

CASH AND CASH EQUIVALENTS, beginning of the period	3,535,458	1,167,503

CASH AND CASH EQUIVALENTS, end of period	$6,267,622	$2,636,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,732,502	$922,561
Income taxes	205,154	205,225

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California and Nampa, Idaho. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including most recently when on December 31, 2014, the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

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

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the SEC.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 65% of its revenue for the three months ended March 31, 2016 and three customers accounted for 83% of its revenue for the three months ended March 31, 2015. One customer accounted for 50% of its revenue for the nine months ended March 31, 2016, and three customers accounted for 56% of its revenue for the nine months ended March 31, 2015.

Three customers accounted for 40% of the Company's accounts receivable at March 31, 2016. Three customers accounted for 53% of the Company's accounts receivable at June 30, 2015.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 35% and 23% of revenue during the three months ended March 31, 2016 and 2015, respectively. Sales direct to international customers represented 45% and 50% of revenue during the nine months ended March 31, 2016 and 2015, respectively. The net book value of fixed assets located outside the United States was 17% and 11% of total assets at March 31, 2016 and June 30, 2015, respectively. Cash balances located outside of the United States may not be insured and totaled $2,506,021 and $1,039,326 at March 31, 2016 and June 30, 2015, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,					Nine Months Ended March 31,
	2016		2015			2016		2015
United States	$16,249,772	65%	$23,576,518	77%	United States	$33,897,998	55%	$26,502,537	50%
Saudi Arabia	3,388,514	14%	3,363,651	11%	Saudi Arabia	14,220,065	23%	12,385,209	24%
Mexico	680,250	3%	792,356	3%	Mexico	3,767,040	6%	4,909,325	9%
Argentina	704,059	3%	521,925	2%	Argentina	2,202,967	4%	1,901,548	4%
Peru	297,809	1%	289,654	1%	Peru	1,223,190	2%	566,591	1%
South Africa	-	0%	563,577	2%	Australia	729,647	1%	407,334	1%
China	212,017	1%	-	0%	Malaysia	497,452	1%	188,125	0%
Sudan	18,507	0%	-	0%	South Africa	283,554	0%	831,853	2%
Other	3,462,851	14%	1,420,117	4%	Other	4,588,035	7%	4,793,276	9%
Total	$25,013,779	100%	$30,527,798	100%	Total	$61,409,948	100%	$52,485,798	100%

International Operations

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in the consolidated statement of operations.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $162,945 and $155,595 at March 31, 2016 and June 30, 2015, respectively.

Inventories

Inventory

Inventories consist of alfalfa seed and packaging materials.

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

Growing Crops

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of labor, lease payments on land, interest expense on farmland, cultivation and on-going irrigation, harvest and fertilization costs. Costs included in growing crops relate to the current crop year. Costs that are to be realized over the life of the crop are reflected in crop production costs. The Company has exited all internal farming operations and accordingly, there are no growing crop costs as of March 31, 2016.

Components of inventory are:

	March 31,	June 30,
	2016	2015
Raw materials and supplies	$370,388	$276,339
Work in progress and growing crops	18,672,270	5,415,402
Finished goods	24,006,523	19,830,006
	$43,049,181	$25,521,747

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013 and the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015. Goodwill is assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined it has two reporting units for goodwill impairment testing purposes. Its reporting units are the United States operations and the Australia operations. The Company conducted a qualitative assessment of goodwill and determined that it was more likely than not that there was no impairment at June 30, 2015.

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

Loss on equity method investment totaled $28,916 and $252,619 for the three months and nine months ended March 31, 2016, respectively. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2016 or June 30, 2015.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At March 31, 2016, the fair value and carrying value of the convertible debentures was $10,641,587 and $8,910,997, respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$75,691	$-
Contingent consideration obligation	-	-	2,079,490
Derivative warrant liabilities	-	-	4,081,200
Total	$-	$75,691	$6,160,690

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$59,116	$-
Contingent consideration obligation	-	-	2,078,000
Derivative warrant liabilities	-	-	6,258,000
Total	$-	$59,116	$8,336,000

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period. The reclassifications had no effect on net income (loss), cash flows or stockholders' equity.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This standard was issued as part of the FASB's Simplification Initiative that involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption is permitted in any interim or annual period. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases ("ASU 2016-02"). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This standard also introduces new disclosure requirements for leasing arrangements. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 31, 2014:

December 31, 2014
Inventory	$22,055,300
Property, plant and equipment	6,712,535
Distribution agreement	7,690,000
Production agreement	670,000
Grower relationships	76,000
Technology/IP - germplasm	13,340,000
Technology/IP - seed varieties	5,040,000
Goodwill	5,353,317
Current liabilities	(12,248,506)
Total acquisition cost allocated	$48,688,646

The acquisition-date fair value of the consideration transferred consisted of the following:

December 31, 2014
Cash	$27,000,000
Promissory note	10,000,000
Contingent earn-out	2,004,000
Amount payable to seller	9,684,646
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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,004,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 24% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of March 31, 2016, the estimated fair value of the contingent consideration is $2,079,490. The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

Distribution agreement	20	$7,690,000
Production agreement	3	670,000
Grower relationships	10	76,000
Technology/IP - germplasm	30	13,340,000
Technology/IP - seed varieties	15	5,040,000
Total identifiable intangible assets		$26,816,000

The Company incurred $863,048 of acquisition costs associated with the DuPont Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations during the year ended June 30, 2015. The newly acquired business generated revenue of approximately $30.8 million during the nine months ended March 31, 2016.

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

The agreements related to the DuPont Pioneer Acquisition provide that both the Company and DuPont Pioneer will work towards obtaining the necessary consents from and agreements with third parties such that the GMO assets can be transferred from DuPont Pioneer to the Company. If such consents and agreements are obtained before November 30, 2017, the Company has committed to buy, and DuPont Pioneer has committed to sell, the GMO assets at a price of $7,000,000 on or before December 29, 2017.

The following unaudited pro forma financial information presents results as if the DuPont Pioneer Acquisition occurred on July 1, 2014. Pro forma financial information for the three months ended March 31, 2015 is not necessary as the Consolidated Statement of Operations include the acquired operations for this period.

Nine Months Ended
March 31, 2015
Revenue	$62,558,103
Net loss	$(3,135,656)
Net loss per share basic and diluted share	$(0.23)

The primary adjustments for the nine months ended March 31, 2015 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) amortization of acquired intangibles of $698,050; (iv) depreciation of acquired property, plant and equipment of $221,884; (v) additional interest expense on the convertible notes issued concurrent with the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $3,097,299; (vi) additional interest expense of $150,000 for the Pioneer Note included in total consideration for the DuPont Pioneer Acquisition; and (vii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 23.4%.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the nine months ended March 31, 2016 and the year ended June 30, 2015, respectively.

	Balance at		Acquisition	Foreign Currency	Balance at
	July 1, 2015	Additions	from Subsidiary	Translation	March 31, 2016
Goodwill - United States	$6,755,317	$-	$2,740,885	$-	$9,496,202
Goodwill - Australia	2,874,962	-	(2,740,885)	(134,077)	-
	$9,630,279	$-	$-	$(134,077)	$9,496,202

	Balance at		Acquisition	Foreign Currency	Balance at
	July 1, 2014	Additions	from Subsidiary	Translation	June 30, 2015
Goodwill - United States	$1,402,000	$5,353,317	$-	$-	$6,755,317
Goodwill - Australia	3,537,462	-	-	(662,500)	2,874,962
	$4,939,462	$5,353,317	$-	$(662,500)	$9,630,279

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	March 31, 2016
Intellectual property	$4,805,951	$-	$(127,890)	$(225,307)	$4,452,754
Trade name	1,377,840	-	(61,322)	(11,846)	1,304,672
Technology/IP	924,107	-	(153,753)	-	770,354
Non-compete	301,354	-	(93,896)	(6,540)	200,918
GI customer list	93,131	-	(5,373)	-	87,758
Grower relationships	2,183,485	-	(90,232)	(98,980)	1,994,273
Supply agreement	1,304,679	-	(56,724)	-	1,247,955
Customer relationships	968,619	-	(42,490)	(10,934)	915,195
Distribution agreement	7,497,750	-	(288,374)	-	7,209,376
Production agreement	558,334	-	(167,498)	-	390,836
Technology/IP - germplasm	13,117,666	-	(333,497)	-	12,784,169
Technology/IP - seed varieties	4,872,000	-	(251,999)	-	4,620,001
	$38,004,916	$-	$(1,673,048)	$(353,607)	$35,978,261

Amortization expense totaled $558,358 and $464,044 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense totaled $1,673,048 and $931,705 for the nine months ended March 31, 2016 and 2015, respectively. Estimated aggregate remaining amortization is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$558,360	$2,224,796	$2,078,230	$1,931,664	$1,931,664	$27,253,547

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2016	2015

Land and improvements	$2,911,534	$2,247,379
Buildings and improvements	6,207,756	5,439,712
Machinery and equipment	3,820,705	3,520,168
Vehicles	953,227	940,627
Construction in progress	1,487,502	1,113,137
Total property, plant and equipment	15,380,724	13,261,023

Less: accumulated depreciation	(2,491,115)	(1,784,087)

Property, plant and equipment, net	$12,889,609	$11,476,936

Depreciation expense totaled $237,704 and $202,107 for the three months ended March 31, 2016 and 2015, respectively. Depreciation expense totaled $703,053 and $364,759 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	March 31,	June 30,
	2016	2015
Working capital lines of credit
KeyBank	$15,745,791	$-
Wells Fargo	-	10,000,000
National Australia Bank Limited	5,965,012	3,755,800
Total working capital lines of credit	21,710,803	13,755,800

Current portion of long-term debt
Term loan - Ally	-	8,994
Keith facility (building loan) - National Australia Bank Limited	38,340	-
Keith facility (machinery & equipment loan) - National Australia Bank Limited	140,339	154,657
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	150,002	2,000,000
Debt discount - SGI	-	(40,186)
Total current portion	428,681	2,223,465

Long-term debt, less current portion
Term loan - Ally	-	15,590
Keith facility (building loan) - National Australia Bank Limited	460,080	466,482
Keith facility (machinery & equipment loan) - National Australia Bank Limited	621,401	-
Unsecured subordinate promissory note - related party	100,000	200,000
Promissory note - Dupont Pioneer	10,000,000	10,000,000
Total long-term portion	11,181,481	10,682,072
Total debt	$11,610,162	$12,905,537

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

The KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company shall maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which shall provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at March 31, 2016. The outstanding balance on the KeyBank Credit Facility was $15,745,791 at March 31, 2016.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $200,000 at March 31, 2016.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of USD $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note is non-interest bearing. Since the note is non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $40,185 and $39,320 for the nine months ended March 31, 2016 and 2015, respectively. The SGI Note was paid down to $150,000 on March 31, 2016 and the remaining balance was paid in full on April 1, 2016.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank ("NAB"). The current facility, referred to as the NAB Credit Facilities, was amended as of March 31, 2015 and expires on March 31, 2016. As of March 31, 2016, AUD $7,779,097 (USD $5,965,012) was outstanding under the NAB Credit Facilities. The NAB Credit Facilities were amended in May 2016. See Note 14 (Subsequent Events).

The NAB Credit Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $751,464 at March 31, 2016) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $9,201,600 at March 31, 2016).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2016, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.22%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2016, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.

For both the Overdraft Facility and the Trade Refinance Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Trade Refinance Facility and the Overdraft Facility upon the occurrence of an event of default). The NAB Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both the Overdraft Facility and the Trade Refinance Facility are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at March 31, 2016.

In January 2015, NAB and SGI entered into a flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $498,420 at March 31, 2016) and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,350,000 (USD $1,035,180 at March 31, 2016). In February 2016 the Keith Machinery and Equipment Facility was restructured into three separate equipment loans as follows;

(1)	AUD $914,497 (USD $701,237 at March 31, 2016) at an interest rate of 4.99%, expiring in March 2021.
(2)	AUD $53,381 (USD $40,932 at March 31, 2016) at an interest rate of 5.04%, expiring in February 2021.
(3)	AUD $25,524 (USD $19,571 at March 31, 2016) at an interest rate of 4.98%, expiring in March 2021.

The unused balance of AUD $356,598 (USD $273,440 at March 31, 2016) is still available for future use under the Keith Machinery and Equipment Facility.

The Keith Building Loan and the Keith Machinery and Equipment Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,533,600 at March 31, 2016). The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024, bears interest payable in arrears that varies from pricing period to pricing period based on the weighted average of a specified basket of interest rates (6.295% as of March 31, 2016). The Keith Machinery and Equipment Facility permits SGI to draw down additional amounts up to the maximum still available of AUD $356,598 (USD $273,440 at March 31, 2016) for periods of up to 180 days, at interest rates, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At March 31, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $498,420).

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2016	$194,905
2017	335,312
2018	10,369,779
2019	309,729
2020	237,018
Thereafter	163,419
Total	$11,610,162

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

Debentures

At the date of issuance, the Debentures were due and payable on November 30, 2017, unless earlier converted or redeemed. The Debentures bear interest on the aggregate unconverted and then outstanding principal amount at 8% per annum, payable in arrears monthly beginning February 2, 2015. Commencing on the occurrence of any Event of Default (as defined in the Debentures) that results in the eventual acceleration of the Debentures, the interest rate will increase to 18% per annum. The monthly interest is payable in cash, or in any combination of cash or shares of the Company's common stock at the Company's option, provided certain "equity conditions" defined in the Debentures are satisfied.

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

During the quarter ended March 31, 2016, the Company accelerated three redemption payments totaling $2,830,049.

Taking into account the accelerated redemption payments, the final payment on the Debentures will be March 1, 2017.

As of March 31, 2016, the scheduled principal payments on the Debentures are as follows:

Fiscal Year	Amount

2016	$2,830,049
2017	7,849,754
Thereafter	-
Total	$10,679,803

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015. As of March 31, 2016, the remaining outstanding Debentures were potentially convertible into 2,306,653 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of the Company's common stock. The Warrants are exercisable through their expiration on June 30, 2020, unless earlier redeemed. The Warrants were initially exercisable at an exercise price equal to $5.00. On September 30, 2015, pursuant to the terms of the Warrants, the exercise price was reset to $4.63. In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three-year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). On November 24, 2015, the Company closed on a private placement transaction in which 1,180,722 common shares were sold at $4.15 per share. Pursuant to the down-round protection terms of the Warrants, the exercise price was adjusted to $4.59 on November 24, 2015. On February 29, 2016, the Company completed a rights offering and accompanying noteholders' participation rights offering in which an aggregate of 2,125,682 shares of common stock were sold at $4.15 per share, triggering an adjustment of the exercise price of the Warrants to $4.53. The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time that (i) all equity conditions set forth in the Warrants have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At March 31, 2016, the fair value of the Warrants was estimated at $4,081,200. The Warrants were valued at March 31, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.25 years, (ii) volatility of 49.4%, (iii) risk-free interest rate of 1.08% and (iv) dividend rate of zero.

Of the $27,000,000 in principal amount of Debentures sold in December 2014, $22,138,000 of the initial proceeds was allocated to the Debentures. The required redemption contingent upon the real estate sale was determined to be an embedded derivative not clearly and closely related to the borrowing. As such, it was bifurcated and treated as a derivative liability, recorded initially at its fair value of $150,000, leaving an allocation to the host debt of $21,988,000. The difference between the initial amount allocated to the borrowing and the face value of the Debentures is being amortized over the term of the Debentures using the effective interest method. Debt issuance costs totaling $1,931,105 are also being amortized over the term of the Debentures using the effective interest method. In addition, the reduction in the conversion price of the Debentures as of September 30, 2015 resulted in a beneficial conversion feature of $871,862, which was recognized as additional debt discount and an increase to additional paid-in capital.

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

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	March 31, 2016	June 30, 2015
Current portion of convertible debt, net
Senior secured convertible notes payable	$10,679,803	$11,274,678
Debt discount	(1,768,806)	(2,008,749)
Total current portion	8,910,997	9,265,929

Convertible debt, net, less current portion
Senior secured convertible notes payable	-	10,679,804
Debt discount	-	(1,902,763)
Total long-term portion	-	8,777,041
Total convertible debt, net	$8,910,997	$18,042,970

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at March 31, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of March 31, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $1,911,193 at March 31, 2016 and their maturities range from April 2016 to July 2016.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $75,691 at March 31, 2016 compared to foreign currency contract liabilities of $59,116 at June 30, 2015. The Company recorded a gain on foreign exchange contracts of $110,346 and a loss of $275,123, which is reflected in cost of revenue for the three and nine months ended March 31, 2016, respectively. The Company recorded a loss on foreign exchange contracts of $116,004 and $445,468, which is reflected in cost of revenue for the three and nine months ended March 31, 2015, respectively.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $10,793,199 to IVM during the nine months ended March 31, 2016. Amounts due to IVM totaled $90,711 and $834,158 at March 31, 2016 and June 30, 2015, respectively.

Simon Pengelly, who served as SGI's Chief Financial Officer through January 11, 2016, has a non-controlling ownership interest in the partnership Bungalally Farms ("BF"). BF is one of SGI's contract alfalfa seed growers. SGI currently has entered into seed production contracts with BF on the same commercial terms and conditions as with the other growers with whom SGI contracts for alfalfa seed production. During nine months ended March 31, 2016, the Company purchased a total of $12,105 of alfalfa seed that BF grew and sold to SGI under contract seed production agreements. SGI currently has seed production agreements with BF for 123 hectares of various seed varieties as part of its contract production for which SGI paid BF the same price it agreed to pay its other growers. Mr. Pengelly did not personally receive any portion of these funds. Amounts due to BF totaled $0 and $293,772 at March 31, 2016 and June 30, 2015, respectively.

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

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant. During the nine months ended March 31, 2016, the Company granted 203,500 stock options to its directors and officers at exercise prices ranging from $4.25 to $4.76. These options vest in quarterly installments over periods ranging from one to three years and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2016 and year ending June 30, 2015 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2014	1,087,000	$5.17	2.5	$1,562,712
Granted	227,197	3.89	9.5	-
Exercised	(400,000)	4.00	-	-
Canceled/forfeited/expired	(12,500)	7.75	-	-
Outstanding at June 30, 2015	901,697	5.33	4.1	392,850
Granted	203,500	4.56	9.7	-
Exercised	(8,751)	3.95	-	-
Canceled/forfeited/expired	(25,500)	-	-	-
Outstanding at March 31, 2016	1,071,446	5.12	4.6	68,777
Options vested and exercisable at March 31, 2016	750,881	5.35	3.0	42,860
Options vested and expected to vest as of March 31, 2016	1,070,220	$5.12	4.6	$68,591

The weighted average grant date fair value of options granted and outstanding at March 31, 2016 was $1.24. At March 31, 2016, the Company had $452,897 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.67 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

On March 18, 2016, the Company issued 3,000 restricted stock units. The restricted stock units have varying vesting periods whereby 1,000 restricted stock units vested on March 18, 2016; and the remaining 2,000 restricted stock units vest annually in equal installments over a three year period. The fair value of the award was $12,180 and was based on the closing stock price on the date of grant.

The Company recorded $192,719 and $142,262 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the three months ended March 31, 2016 and 2015, respectively. The Company recorded $586,564 and $433,108 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the nine months ended March 31, 2016 and 2015, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Nine Months Ended March 31, 2016
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	136,672	$10.66	-
Granted	119,392	4.62	-
Vested	(63,633)	8.54	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	192,431	$7.62	1.8

At March 31, 2016, the Company had $1,267,818 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.8 years.

At March 31, 2016, there were 690,611 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2016 and 2015 totaled $289,314 and $233,848, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2016 and 2015 totaled $917,489 and $680,923, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2016 and 2015, respectively.

	Nine Months Ended
	March 31,
	2016	2015
Increase in non-cash net assets of subsidiary due to foreign currency translation loss, net of income tax	$(457,391)	$(3,360,977)

Fair value of assets acquired	-	60,937,152
Cash paid for the acquisition	-	(27,000,000)
Promissory note issued	-	(10,000,000)
Contingent consideration issued	-	(2,004,000)
Amount payable to seller	-	(9,684,646)
Liabilities assumed	$-	$12,248,506

NOTE 14 - SUBSEQUENT EVENTS

On April 1, 2016, the Company paid the remaining balance of $150,000 due on the promissory note payable to the shareholders of SGI.

By Business Letter of Advice dated April 28, 2016 (the "Business Letter of Advice"), SGI's credit facilities with NAB were modified. SGI agreed to the modifications by execution of the Business Letter of Advice executed on May 6, 2016. Under the terms of the Business Letter of Advice, the Trade Refinance Facility of AUD $12,000,000 was extended to March 30, 2018. In addition, the NAB Business Markets - Flexible Rate Loan increased from AUD $650,000 to AUD $800,000. The Business Letter of Advice also made changes to the covenants and undertakings by eliminating those that no longer apply and adding certain additional lending covenants and undertakings.

The Overdraft Facility and the equipment loans, as well as the Company's guarantee, were not modified by the Business Letter of Advice and remain in place as described in Note 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, particularly in Part I, Item 1A, "Risk Factors."

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

Following our initial public offering in fiscal year 2010, we expanded certain pre-existing business initiatives and added new ones, including:

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

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. Fiscal year 2016 is the first full fiscal year in which we will have a full range of non-dormant and dormant varieties, which will enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically-modified varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue through December 2024.

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

Cost of Revenue

Cost of revenue relates to sale of our alfalfa seed varieties and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery, development, breeding and testing of new products incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. These costs are expensed as incurred. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more resources in development of our proprietary varieties throughout our history than on our stevia breeding program, which we commenced in fiscal year 2010.

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of three patent applications through March 31, 2016. We filed a fourth patent application in April 2016.

Our research and development operation and expenses increased significantly with the acquisition of the alfalfa research and development assets of DuPont Pioneer in December 2014. We also have expanded our genetics research both internally and in collaboration with third parties. Overall, we have been focused on reducing research and development expense, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We expect our research and development expenses to be relatively flat on an annualized basis for the foreseeable future, although our research and development expenses may fluctuate from period to period as a result of the timing of various research and development projects.

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

Results of Operations

Three Months ended March 31, 2016 Compared to the Three Months ended March 31, 2015

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2016 was $25,013,779 compared to $30,527,798 for the three months ended March 31, 2015. The $5.5 million decrease in revenue for the three months ended March 31, 2016 was primarily attributable to the timing of sales under our distribution and production agreements with DuPont Pioneer. During the second quarter of fiscal year 2016, we were ahead of seasonal shipping expectations as we were able to process and ship seed earlier than anticipated. This resulted in additional sales to DuPont Pioneer in our second quarter and a corresponding decrease in sales to DuPont Pioneer in the three months ended March 31, 2016. During the three months ended March 31, 2016, we recorded sales of approximately $16.1 million from our distribution and production agreements with DuPont Pioneer versus $23.0 million in the comparable period of the prior fiscal year. Revenue from our legacy businesses (revenue generated outside of our distribution and production agreements with DuPont Pioneer) increased 17% in the three months ended March 31, 2016, versus the comparable period in the prior fiscal year.

Sales direct to international customers represented 35% and 23% of revenue during the quarter ended March 31, 2016 and 2015, respectively. Domestic revenue accounted for 65% and 77% of our total revenue for the quarter ended March 31, 2016 and 2015, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily due to the timing of shipments to DuPont Pioneer. Sales to DuPont Pioneer represented 65% of revenues for the three months ended March 31, 3016 versus 75% for the three months ended March 31, 2015.

Cost of revenue of $19,500,605 for the three months ended March 31, 2016 was 78.0% of revenue, while the cost of revenue of $23,410,046 for the three months ended March 31, 2015 was 76.7% of revenue. Cost of revenue decreased on a dollar basis as a direct result of the decrease in revenue due to the timing differences mentioned above.

Gross profit margins during the third quarter of fiscal year 2016 were 22.0% compared to gross profit margins of 23.3% in the third quarter of fiscal year 2015. While we benefitted from sales and margin contributions from our DuPont Pioneer agreements, these benefits were partially offset by higher seed costs within our non-dormant operations, driven by lower than expected yields on the recent alfalfa seed harvests. These lower yields and clean out weights resulted in higher per unit production costs on contracts where we carry farming and yield risk. To limit variability of future production costs due to farming yields, we have terminated production arrangements where our production costs are variable on a per unit basis, and we are increasing our contracted grower acreage where our production costs are generally fixed on a per unit basis.

We are anticipating an approximate 15% increase in contracted acreage during calendar year 2016 as compared to 2015, which is expected to be a key contributor to both revenue growth and improved margins in future years.

Selling, General and Administrative Expenses

SG&A expense for the three months ended March 31, 2016 totaled $2,459,737 compared to $2,260,978 for the three months ended March 31, 2015. The $198,759 increase in SG&A expense for the three months ended March 31, 2016 over the three months ended March 31, 2015 was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. We also incurred $61,951 in transaction expenses associated with implementing a tax planning strategy. As a percentage of revenue, SG&A expenses were 9.8% in the third quarter of fiscal year 2016 compared to 7.4% in the three months ended March 31, 2015.

Research and Development Expenses

R&D for the three months ended March 31, 2016 totaled $626,316 compared to $611,688 in the three months ended March 31, 2015. The slight increase of $14,628 from 2015 to 2016 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 was $796,062 compared to $580,365 for the three months ended March 31, 2015. Included in the amount was amortization expense for intangible assets, which totaled $558,358 in the three months ended March 31, 2016 and $464,044 in the three months ended March 31, 2015. The $215,697 increase in depreciation and amortization expense for the three months ended March 31, 2016 over the three months ended March 31, 2015 was the result of depreciation and amortization of assets acquired from DuPont Pioneer.

Foreign Currency Loss

We recorded a foreign currency loss of $87,342 for the three months ended March 31, 2016 compared to a loss of $33,503 for the three months ended March 31, 2015. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $694,800 gain from the non-cash change in derivative warrant liability represented the decrease in fair value of the outstanding warrants issued in December 2014 during the reporting period ended March 31, 2016. The 14.5% decrease in fair value of the warrants was primarily driven by a decrease in the closing stock price at March 31, 2016, from the previous measurement date of December 31, 2015.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $48,963 loss from non-cash change in contingent consideration obligation represents the increase in the estimated fair value of the contingent consideration obligation during the reporting period ended March 31, 2016.

Loss on Equity Method Investment

Loss on equity method investment totaled $28,916 for the three months ended March 31, 2016. This represents our 50% share of losses incurred by the joint corporation (S&W Semillas S. A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2016 was $1,150,412 compared to $2,020,472 for the three months ended March 31, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The expense for the three months ended March 31, 2016 includes $258,887 of accelerated amortization expense as a result of the election to accelerate three monthly redemption payments in the third quarter of fiscal year 2016. The discount is amortized using the effective interest method, and the quarterly expense will decrease as the net carrying value of the convertible debentures decreases over time.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended March 31, 2016 totaled $438,879 compared to $728,957 for the three months ended March 31, 2015. Interest expense for the third quarter of fiscal year 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB and KeyBank. The $290,078 decrease in interest expense in the third quarter of fiscal year 2016 is primarily driven by a $278,967decrease in interest expense on the convertible debentures as the outstanding principal balance has decreased since the comparable period in the prior year.

Provision (Benefit) For Income Taxes

Income tax expense totaled $5,901 for the three months ended March 31, 2016 compared to income tax expense of $244,471 for the three months ended March 31, 2015. Our effective tax rate was 1.0% during the three months ended March 31, 2016 compared to (108.7%) for the three months ended March 31, 2015. The increase in our effective tax rate for the three months ended March 31, 2016 was primarily attributed to the tax benefit associated with the change in the valuation of our warrants.  The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had net income of $567,873 for the three months ended March 31, 2016 compared to a net loss of $469,328 for the three months ended March 31, 2015. The increase in our net income for the third quarter of fiscal year 2016 was attributable primarily to the change in the fair value of derivative warrant liabilities coupled with a decrease in interest expense associated with the convertible debentures discussed above. The net income per basic and diluted common share was $0.04 for the three months ended March 31, 2016 compared to net loss per basic and diluted share of $(0.04) for the three months ended March 31, 2015.

Nine months ended March 31, 2016 Compared to the Nine months ended March 31, 2015

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2016 was $61,409,948 compared to $52,485,798 for the nine months ended March 31, 2015. The $8.9 million increase in revenue for the nine months ended March 31, 2016 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We recorded sales of approximately $30.8 million from our distribution and production agreements with DuPont Pioneer during the nine months ended March 31, 2016 versus $23.0 million during the comparable period of the prior year. For the fiscal year ending June 30, 2016, we expect annual revenue to be approximately $95 million.

Sales direct to international customers represented 45% and 50% of revenue during the nine months ended March 31, 2016 and 2015, respectively. Domestic revenue accounted for 55% and 50% of our total revenue for the nine months ended March 31, 2016 and 2015, respectively. The increase in domestic revenue as a percentage of total revenue was primarily due to the sales with DuPont Pioneer.

Cost of revenue of $49,890,460 for the nine months ended March 31, 2016 was 81.3% of revenue, while the cost of revenue of $42,093,045 for the nine months ended March 31, 2015 was 80.2% of revenue. Cost of revenue increased on a dollar basis as a direct result of the increase in revenue.

Total gross profit margins for the nine months ended March 31, 2016 was 18.7% compared to 19.8% in the comparable period of the prior year. During the first quarter of fiscal year 2016, the Company incurred losses of approximately $260,000 in connection with its non-seed crop farming which the company has ceased operating in. The decrease in gross profit margins was primarily due to higher seed costs within our non-dormant operations, driven by lower than expected yields on the recent alfalfa seed harvests. These lower yields and clean out weights resulted in higher per unit production costs on contracts where we carry farming and yield risk. To limit variability of future production costs due to farming yields, we have terminated production arrangements where our production costs are variable on a per unit basis, and we are increasing our contracted grower acreage where our production costs are generally fixed on a per unit basis.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2016 totaled $7,231,911 compared to $7,040,906 for the nine months ended March 31, 2015. Excluding transaction expenses of $1,256,170 related to the DuPont Pioneer acquisition during the nine months ended March 31, 2015, SG&A expenses increased $1,455,085 over the comparable period of the prior year. The increase was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. As a percentage of revenue, SG&A expenses were 11.8% for the nine months ended March 31, 2016 compared to 13.4% for the nine months ended March 31, 2015.

Research and Development Expenses

R&D for the nine months ended March 31, 2016 totaled $2,049,332 compared to $1,052,226 for the nine months ended March 31, 2015. The increase of $997,106 from 2015 to 2016 was primarily driven by additional research and development activities acquired from DuPont Pioneer.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2016 was $2,376,101 compared to $1,210,676 for the nine months ended March 31, 2015. Included in the amount was amortization expense for intangible assets, which totaled $1,673,048 in the nine months ended March 31, 2016 and $931,705 in the nine months ended March 31, 2015. The $1,165,425 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by depreciation and amortization of assets acquired from DuPont Pioneer.

Impairment Charges

During the nine months ended March 31, 2016, we did not record an impairment charge, whereas, we recorded an impairment charge of $500,198 during the nine months ended March 31, 2015. The 2015 impairment charge related to the carrying value of certain farmland related assets which were deemed in excess of net realizable value. These farmland assets were sold in March 2015, and an additional loss on disposal of $24,646 was recorded during the nine months ended March 31, 2015.

Foreign Currency (Gain) Loss

We recorded a foreign currency gain of $164,471 for the nine months ended March 31, 2016 compared to a loss of $116,392 for the nine months ended March 31, 2015. The foreign currency gains and losses were associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level III fair value financial instrument and will be measured at each reporting period. The $2,176,800 gain from the non-cash change in derivative warrant liability represents the decrease in fair value of the outstanding warrants issued in December 2014. The decrease in fair value of the warrants is primarily driven by a $0.70 decrease in the closing stock price at March 31, 2016, from the measurement date of June 30, 2015, partially offset by a decrease in the exercise price of the warrants from $5.00 to $4.53.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level III fair value financial instrument and will be measured at each reporting period. The $1,490 loss from non-cash change in contingent consideration obligation represents the increase in the estimated fair value of the contingent consideration obligation during the nine months ended March 31, 2016.

Loss on Equity Method Investment

Loss on equity method investment totaled $252,619 for the nine months ended March 31, 2016. This represents our 50% share of losses incurred by the joint corporation (S&W Semillas S. A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2016 was $3,111,866 compared to $2,046,615 for the nine months ended March 31, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The increase is primarily due to fact that the current period expense includes nine months of amortization versus only three months in the prior period. The nine months ended March 31, 2016 amount includes $258,887 of accelerated amortization expense as a result of the election to accelerate three monthly redemption payments in the third quarter of fiscal year 2016. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the nine months ended March 31, 2016 totaled $1,672,863 compared to $1,137,208 for the nine months ended March 31, 2015. Interest expense for the nine months ended March 31, 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with NAB, KeyBank and Wells Fargo. The $535,655 increase in interest expense is primarily driven by $487,918 of interest on the convertible debentures, and $150,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014, partially offset by reductions in interest expense on the lines of credit.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $2,773,294 for the nine months ended March 31, 2016 compared to income tax benefit of $931,808 for the nine months ended March 31, 2015. Our effective tax rate was 102.0% during the nine months ended March 31, 2016 compared to 24.4% for the nine months ended March 31, 2015. The increase in our effective tax rate benefit for the nine months ended March 31, 2016 was primarily attributable to a tax benefit recorded during the second quarter of fiscal year 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We have previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal year 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit in the second quarter of fiscal year 2016 as the inter-company loan is denominated in Australian dollars and has devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The increase in our effective tax rate benefit for the nine months ended March 31, 2016 was also attributed to the tax benefit associated with the change in the valuation of our warrants and the tax benefit related to the tax law change to extend the research tax credit retroactively and permanently prospectively, which occurred during the second quarter. The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had net income of $55,426 for the nine months ended March 31, 2016 compared to a net loss of $2,886,306 for the nine months ended March 31, 2015. The net income improvement of $2,941,732 in the nine months ended March 31, 2016 over the net loss incurred in comparable period of the prior year was attributable primarily to the increase in gross profit dollars, offset by increases in research and development expenses and depreciation and amortization, as well as the gain from the change in fair value of the derivative warrant liability. Net income per basic and diluted common share was $0.00 for the nine months ended March 31, 2016 compared to net loss per basic and diluted share of $(0.24) for the nine months ended March 31, 2015.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2016, we paid our California growers from our non-dormant business approximately 50% in October 2015 and the balance in February 2016. The grower base acquired in the DuPont Pioneer Acquisition are paid on a schedule similar to our historical North American grower base. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer Acquisition, which substantially increased our production and therefore our working capital demands, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of alfalfa seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer, which is our largest customer, is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, one in each of the first, third and fourth fiscal quarters. Our future revenue and cash collections pertaining to the production and distribution agreements with DuPont Pioneer will provide us with greater predictability, as sales to DuPont Pioneer will be primarily concentrated in our second, third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-April time period.

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

On the same day, we also sold $27,000,000 aggregate principal amount of 8% Senior Secured Convertible Debentures due November 30, 2017, together with warrants to purchase an aggregate of 2,699,999 shares of our common stock that expire on June 30, 2020. The monthly interest is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we were required to begin making monthly redemption payments, payable, at our option, in cash, shares of our common stock or any combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. The debentures contain certain rights of acceleration and deferral at the holder's option and contain certain limited acceleration rights of the Company, if we have elected to redeem in cash and provided certain other conditions are satisfied. The debentures also provided for redemption of up to $5,000,000 in principal amount, payable in cash without prepayment penalty, if redeemed by July 1, 2015. Such early redemption was required in the event of certain real estate sales and otherwise was optional. In March 2015, following the sale of farmland we previously owned in California's Imperial Valley, we redeemed $5,000,000 in principal amount of the debentures on a pro rata basis. In the quarter ended March 31, 2016, we accelerated three monthly redemption payments, thereby reducing the principal amount of the debentures by an additional $2,830,049. The debentures are senior secured obligations, subject only to certain secured obligations of KeyBank (which replaced Wells Fargo as our secured lender on September 22, 2015) and DuPont Pioneer (limited to a purchase money security interest in the assets purchased in the DuPont Pioneer Acquisition). The rights of those secured creditors are set forth in an intercreditor and subordination agreement that was initially entered into in connection with the closing of the issuance of the debentures (the "Intercreditor Agreement"). The offering expenses of the debenture and warrant offering totaled approximately $2,355,218, yielding net proceeds of approximately $24,644,782. The net proceeds from these two December 2014 financing transactions were used primarily to fund the cash portion of the purchase price of the DuPont Pioneer Acquisition, with the balance available for working capital and general corporate purposes.

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

At March 31, 2016, we were in compliance with all KeyBank debt covenants.

At March 31, 2016, we had outstanding $10,679,803 in principal amount of the convertible debentures. In December 2015, we gave notice to the holders of the debentures that we would accelerate redemption payments in January, February and March 2016. The accelerated payments will result in the debentures being fully retired by March 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB").

In April 2015, the NAB working capital credit facilities were amended and renewed and will expire on March 31, 2016 (the "2015 NAB Capital Facilities"). The 2015 NAB Capital Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $751,464 at March 31, 2016) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $9,201,600 at March 31, 2016). Key provisions of the 2015 NAB Capital Facilities include:

  The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily, is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2016, the Overdraft Facility accrued interest at approximately 7.12% calculated daily.
  The Trade Refinance Facility generally permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2016, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 5.22%, calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and our corporate guarantee (up to a maximum of USD $13,000,000).

Interest is payable each month in arrears on both the Overdraft Facility and the Trade Refinance Facility. In the event of a default, as defined in the NAB Facility Agreement, the interest rate will increase on both facilities by 4.5% per annum.

Both facilities constituting the 2015 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by us as noted above. The 2015 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at March 31, 2016.

In January 2015, SGI and NAB entered into a new business markets - flexible rate loan in the amount of AUD $650,000 (USD $498,420 at March 31, 2016) (the "Keith Building Loan") and a machinery and equipment facility in the amount of up to AUD $1,350,000 (USD $1,035,180 at March 31, 2016) (the "Keith Machinery and Equipment Facility"). The Keith Building Loan and Keith Machinery and Equipment Facility (collectively, the "Keith Credit Facilities") are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. Key provisions of the Keith Credit Facilities include:

  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan, which is payable monthly in arrears, varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.295% as of March 31, 2016).
  The Keith Machinery and Equipment Facility generally permits SGI to draw down amounts up to a maximum amount of AUD $1,350,000 (USD $1,035,180 at March 31, 2016) for periods of up to 180 days, in SGI's discretion. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.

The Keith Credit Facilities are both secured by a lien on all the present and future rights, property and undertakings of SGI, our corporate guarantee and a mortgage on SGI's Keith, South Australia property. At March 31, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $498,420), and the principal balance on the Keith Machinery and Equipment Facility was AUD $993,402 (USD $761,740).

In May 2016, NAB and SGI modified the terms of the Trade Refinance Facility to extend its expiration date to March 30, 2018 and to increase the credit limit of the NAB Business Markets - Flexible Rate Loan to AUD $800,000. Certain modifications were made to the covenants and undertakings applicable to these credit facilities in connection with the amendments.

On November 23, 2015, we completed a private placement transaction with our largest shareholder, MFP Partners, L.P. ("MFP"). In this financing, we sold 1,180,722 shares of our common stock at $4.15 per share for gross proceeds of $4,899,996. We intend to use the proceeds from the private placement primarily to partially redeem our outstanding 8% Senior Secured Convertible Debentures issued in December 2014, as well as for working capital and general corporate purposes.

On February 29, 2016, we completed a rights offering that was made to the holders of common stock, convertible debentures and warrants, with an accompanying contractual participation rights offering made to the holders of the convertible notes. We issued an aggregate of 1,930,654 shares of common stock at $4.15 per share in the rights offering and an additional 195,028 shares of common stock, also at $4.15 per share, in the accompanying participation rights offering to the debenture holders, for aggregate gross proceeds of $8,821,580. The proceeds were used, in part, to accelerate payments on the convertible debentures and for working capital and general corporate purposes.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities	$(3,333,662)	$9,343,484
Cash flows from investing activities	(2,377,320)	(30,628,046)
Cash flows from financing activities	8,434,719	22,563,758
Effect of exchange rate changes on cash	8,427	189,464
Net increase in cash and cash equivalents	2,732,164	1,468,660
Cash and cash equivalents, beginning of period	3,535,458	1,167,503
Cash and cash equivalents, end of period	$6,267,622	$2,636,163

Operating Activities

For the nine months ended March 31, 2016, operating activities used $3,333,662 in cash. Net income plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $1,090,408 in cash and changes in operating assets and liabilities as detailed on the statement of cash flows used $4,424,070 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $16,946,534 attributed to the 2016 Australian harvest, partially offset by decreases in accounts receivable of $13,498,542.

For the nine months ended March 31, 2015, operating activities provided $9,343,484 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $1,884,790 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows generated $7,458,694. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in accounts receivable and inventory balances of $8,167,899 and $10,179,531, respectively, partially offset by a reduction of payables of $10,826,862.

Investing Activities

Investing activities during the nine months ended March 31, 2016 used $2,377,320 in cash. These activities consisted of additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia and a build out of a new research and development facility in Nampa, Idaho. In addition, we invested $439,038 in our 50% owned joint corporation, S&W Semillas S.A.

Investing activities during the nine months ended March 31, 2015 used $30,628,046 in cash. The DuPont Pioneer Acquisition accounted for $36,688,881 of the cash used in investing activities, proceeds from the March 2015 sale of the Calipatria (Imperial Valley) farmland provided $7,100,000 and $1,034,183 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Financing Activities

Financing activities during the nine months ended March 31, 2016 provided $8,434,719 in cash. In February 2016, we completed a rights offering of common stock offered to holders of common stock, convertible debentures and warrants and an accompanying contractual participation rights offering made to the holders of the convertible debentures. We also completed a private placement of common stock in November 2015. These equity financings collectively raised net proceeds of $13.3 million in cash. We also had net borrowings of $7.8 million on our lines of credit and made $11.3 million of redemptions on our convertible debentures as well as $2.0 million of other debt payments.

Financing activities during the nine months ended March 31, 2015 provided $22,563,758 in cash. The convertible debt offering consummated concurrently with the DuPont Pioneer Acquisition provided gross proceeds of $27,000,000, less $1,915,417 of debt issuance costs. The equity offering that closed concurrently with the DuPont Pioneer Acquisition provided net proceeds of $4,169,025, consisting of $4,658,400 in gross proceeds and $488,975 of related fees. We used the proceeds from the sale of our Calipatria farmland to pay off the Term Loan with Wells Fargo and to redeem $5,000,000 in principal amount (and accrued interest thereon) of convertible debentures.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, including our revenue and income from continuing operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months or nine months ended March 31, 2016.

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

Intangible Assets

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

Income Taxes

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

Inventories

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

Our subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business and results of operations are subject to a number of risks and uncertainties. While there have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report, which was filed with the SEC on September 28, 2015, you should carefully consider the risk factors described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 6, 2016, SGI executed a Business Letter of Advice with National Bank of Australia ("NAB") dated April 28, 2016 (the "Business Letter of Advice"), modifying certain terms and conditions of SGI's existing Trade Refinance Facility and Keith Building Loan. The Trade Refinance Facility and Keith Building Loan are two components of SGI's credit facilities with NAB, which also include an overdraft facility and a machinery and equipment loan.

The material changes provided in the Business Letter of Advice include the following:

  The expiration date of the Trade Refinance Facility has been extended to March 30, 2018;
  The facility limit on the Keith Building Loan has increased from AUD $650,000 to AUD $800,000;
  Certain lending covenants and undertakings applicable to the NAB Credit Facilities have been added or modified, including (i) 30% minimum capital adequacy, defined as tangible net worth plus intercompany loans from the Company, measured daily and reported annually; and (ii) clarifications regarding inventory to be included in calculating the Borrowing Base Facility (as defined in the NAB Credit Facilities) to better accommodate the manner in which SGI conducts its business operations; and
  Certain lending covenants and undertakings that were either superseded or no longer needed were removed.

All other terms and conditions of the Overdraft Facility, the Trade Refinance Facility, the Keith Building Loan and the Keith Machinery and Equipment Loan, including the Company's guarantee, remain in unchanged and in full force and effect.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report, which is incorporated herein by reference, for the exhibits filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2016.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.(1)	Description
3.1(1)	Registrant's Articles of Incorporation.
3.2(2)	Registrant's Second Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate.
4.3(4)	Form of Underwriter Warrant Issued to Rodman & Renshaw, LLC
4.4(5)	Form of 8% Senior Secured Convertible Debentures
4.5(5)	Form of Common Stock Purchase Warrant
10.1*(6)	Employment Agreement between the Registrant and Mark S. Grewal dated March 18, 2016.
10.2*(6)	Employment Agreement between the Registrant and Matthew K. Szot dated March 18, 2016.
10.3*(6)	Employment Agreement between the Registrant and Dennis C. Jury dated March 18, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

* Indicates a management contract or compensatory plan or arrangement
(1)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 19, 2011.
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 18, 2012.
(5)   Incorporated by reference to the Registration's Current Report on Form 8-K, filed on January 7, 2015.
(6)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 23, 2016.