Form 10-K
period 2016-06-30
S&W Seed Co
filed 2016-09-15
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $47,353,679.

The number of shares outstanding of common stock of the Registrant as of September 15, 2016 was 17,168,952.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2016.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2016

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Annual Report on Form 10-K, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements represent our views as of, and speak only as of, the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

When used in this Annual Report on Form 10-K, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2016," "fiscal 2015" and "fiscal 2014" in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2016, 2015 and 2014, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a global agricultural company. Grounded in our historical expertise and, what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed germplasm, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels. We believe that such diversification will allow us to enter new markets with historically higher margins.

Our alfalfa seed is produced under contract with growers in the Western United States, Canada and Australia, and we sell our alfalfa seed varieties in more than 30 countries across the globe. Historically, we have been recognized as the leading producer of non-dormant alfalfa seed varieties that have been bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company, has provided us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties suitable for cold weather conditions. We have licensing agreements with Forage Genetics International, LLC, a subsidiary of Land O' Lakes, Inc. ("FGI") to produce, breed and eventually sell Roundup Ready® alfalfa seed varieties. As a result, our alfalfa seed business now encompasses the production, breeding and sale of non-dormant and dormant conventional varieties and the potential for future production and sale of GMO (genetically modified organism) varieties.

Since our initial public offering in fiscal 2010, we have expanded certain pre-existing business initiatives and added new ones, including:

  diversifying our production geographically by expanding from solely producing alfalfa seed in the San Joaquin Valley of California to initially adding production capability in the Imperial Valley of California, then expanding into Australia (primarily South Australia) and, most recently, adding production in other western states and Canada;

  expanding from solely offering non-dormant varieties to now having a full range of both dormant and non-dormant alfalfa seed varieties;

  teaming with FGI to develop GMO alfalfa seeds;

  expanding the depth and breadth of our research and development capabilities in order to develop new varieties of both dormant and non-dormant alfalfa seed with traits sought after by our existing and future customers;

  diversifying into complementary proprietary crops by acquiring the assets of a Queensland, Australia company specializing in breeding and licensing of hybrid sorghum and sunflower seed germplasm;

  expanding our distribution channels and customer base, initially through the acquisition of the customer list of our then-largest international customer in the Middle East in July 2011, and thereafter, through certain strategic acquisitions;

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

We have accomplished these expansion initiatives through a combination of organic growth and strategic acquisitions, foremost among them:

  the acquisition in July 2011 of certain intangible assets, including the customer information, related to the field seed and small grain business from Genetics International, Inc., which had previously operated in the Middle East and North Africa ("MENA"), and which began our transition into selling directly to MENA distributors;

  the acquisition of Imperial Valley Seeds, Inc. ("IVS") in October 2012, which enabled us to expand production of non-GMO seed into California's Imperial Valley, thereby ensuring a non-GMO uncontaminated source of seed due to the prohibition on growing GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  the acquisition of a portfolio of dormant germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the leading local producer of non-dormant alfalfa seed in South Australia, Seed Genetics International Pty Ltd ("SGI") in April 2013, which greatly expanded our production capabilities and geographic diversity;

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities; and

  the acquisition, in May 2016, of the assets and business of SV Genetics Pty Ltd ("SV Genetics"), a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents our initial effort to diversify our product portfolio beyond alfalfa seed and stevia.

We believe our 2013 combination with SGI created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the acquisition of dormant alfalfa seed assets from DuPont Pioneer in December 2014, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, five additional Western states, Australia and three provinces in Canada. We now sell our seed products in more than 30 countries worldwide. Our recent acquisition of the hybrid sorghum and sunflower seed assets of SV Genetics sets us on the road to begin to diversify into product offerings with historically higher margins.

We also own and operate seed-cleaning and processing facilities in Five Points, California and Nampa, Idaho and a seed processing facility in Keith, South Australia.

World Agriculture

We believe that one of the biggest challenges of the 21st century will be to expand agricultural production so that it can meet the food and nutritional demands of the world's growing population. According to World Population Prospects: The 2015 Revision, Key Findings and Advance Tables, published by the United Nations, Department of Economic and Social Affairs, Population Division, the world population is estimated to reach 8.5 billion in 2030 and to surpass 9.7 billion by 2050.

Improvements in farm productivity have allowed agriculture to keep pace with growing food demand. Yield-enhancing technologies such as mechanization, hybrid seed and crop protection chemicals have enabled farmers to meet the ever-growing demand for food. Because of decreases in the amount of arable land and shrinking worldwide fresh water resources, further increases in agricultural production must come from improvements in agricultural productivity. We address this need by breeding high-yielding alfalfa seed that is tolerant to inferior, saline soils, thereby allowing farmers to make marginal soils with inferior water quality potentially as productive as superior soils.

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as "forage" for livestock, including dairy and beef cattle, horses and sheep. It is most often harvested as hay, but can also be made into silage, grazed or fed as greenchop to ruminant livestock. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. As markets around the world continue to expand to a more westernized diet with high-protein consumption, the demands for alfalfa production around the world continue to increase.

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

Stevia and the Sweetener Industry

Stevia is a relative newcomer in the estimated over $50 billion global sweetener market. According to a report released by analysts at Technavio on May 26, 2016, this market is forecasted to grow at a compound annual growth rate of 4.78% during the period between 2016 and 2020. Although this market is still dominated by sugar, sugar substitutes continue to increase in market share as consumer concern over sugar intake continues to increase. Stevia leaf and its refined products constitute a natural, non-caloric high intensity sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar. It has the advantage of not breaking down with heat, making it more stable for cooking than other sugar alternatives. In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods.

The stevia plant is indigenous to the rain forests of Paraguay and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China.

The incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009, when stevia was first introduced as a sweetener alternative to sugar in food and beverages. According to a Mintel and Leatherhead Food Research report released in 2014, the use of intense sweeteners, such as stevia, in food and beverage products has grown from being used in approximately 3.5% of all launches globally in 2009 to approximately 5.5% in 2012. The value of stevia as an additive for use in food and beverage manufacture in 2013 totaled approximately $110 million, and Mintel and Leatherhead Food Research estimates that this total will grow to approximately $275 million by 2017. Their report further states that, while sales of artificial sweeteners, such as aspartame, acesulfame K and sucralose still dominate the market for sugar substitutes, consumer demand for artificial sweeteners has seen a decline since the introduction of stevia. Mintel and Leatherhead Food Research expects this trend to continue, with plant-derived sweeteners, such as stevia, providing the main area of growth in the sweetener market in the future.

Sorghum Industry

Sorghum comes in two types, forage and grain, and is considered one of the indispensable crops in the world. It has traditionally been used for livestock feed, as well as ethanol, but is gaining increasingly in popularity in food products in the U.S. due to its gluten-free characteristics, as well as its antioxidant, high protein, lower fat, high fiber and non-GMO properties. Consequently, sorghum is becoming a desired substitute for wheat, rye and barley. Additionally, the pet food industry increasingly utilizes sorghum for its nutritional benefits and enhanced digestibility.

The U.S. Department of Agriculture (the "USDA") estimates the world sorghum production for 2016/2017 will be approximately 64 million metric tons. Industry experts estimate the 2016 U.S. sorghum crop to encompass between 7 million and 8 million acres with the majority of the world's sorghum grown in developing countries, primarily in Africa and Asia. Similar to alfalfa, sorghum grows well in poor soil and drought conditions, thanks to its hardiness, market versatility and high-quality seed. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. In Africa, sorghum can be a food staple for human consumption.

Sunflower Industry

Sunflowers have multiple specialty uses including oil, birdseed and human consumption. Our current sunflower seed focus is on the oil market. Sunflower oil is light in taste and appearance and supplies more Vitamin E than any other vegetable oil. It is a combination of monounsaturated and polyunsaturated fats with low saturated fat levels. The versatility of this healthy oil is recognized by cooks internationally, valued for its frying performance and health benefits. With multiple types of sunflower oils available, it meets the needs of consumer and food manufacturers alike for a healthy and high performance non-transgenic vegetable oil. Global sunflower seed production in 2016-2017 is projected at 41.2 million tons, up 5 percent from the current season and above the recent 10-year average. The sunflower seed oil trade is forecast to rise, supported by demand in India, the EU, North Africa, and the Middle East.

Business Strategy

Over the years, we have built our business upon four pillars that serve as our foundation and drive our future plans and direction. These include:

  a strong product portfolio;

  leading edge research and development expertise;

  a large and diversified production base; and

  global distribution.

We strive to enhance our growth potential and improve gross margins by expanding our alfalfa seed business, by leveraging our expertise in plant discovery and development and by continually assessing opportunities to expand into the development, production and sale of other, higher margin crops.

We continue to pursue our strategy to be recognized as the world's preferred provider of seed for forage, grain and specialty crops by:

  increasing the number of acres under contract with alfalfa seed growers in the Central and Imperial Valleys of California, in other western states and Canada and in Australia;

  increasing distribution into foreign markets through sales in the Middle East, North Africa, Mexico, other Latin American locations and Eastern Europe;

  expanding and improving our domestic distribution channels;

  promoting worldwide the economic advantages of our high-yielding alfalfa seed varieties and our salt-tolerant alfalfa seed varieties;

  expanding our breeding program, both in classical breeding and transgenic breeding, in order to develop new varieties with those characteristics most needed or desired by farmers, and most recently, expanding our breeding program into crops with historically higher margins, in particular, hybrid sorghum and sunflower seed germplasm; and

  increasing our assortment of available non-dormant and dormant, conventional and GMO alfalfa seed varieties.

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

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding, dating back to the early 1980s when our non-dormant varieties ("S&W varieties") were first introduced to the market. Starting in 2001, our Australian subsidiary, SGI, began a breeding program targeted at creating varieties that maximize seed yields, thereby reducing the cost of seed production. Historically, we differentiated our products by optimizing our varieties for geographical regions that have hot climates and, in the case of S&W varieties, challenging soil conditions such as high-salt content, while maximizing crop yield. Our December 2014 acquisition of DuPont Pioneer's conventional, dormant alfalfa seed varieties built upon our initial 2012 launch into dormant alfalfa seed markets by adding a wide selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions. Our current portfolio of alfalfa seed products includes varieties that, depending upon the particular variety, exhibit traits including high yield, muscle (strength in the field), salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance, among other traits sought by farmers who grow forage hay.

Fall Dormancy Ratings of Our Varieties

Fall dormancy is a key characteristic that can vary among alfalfa varieties. Fall Dormancy (FD) ratings are assigned to varieties based on their performance in standardized tests for the onset of dormancy in the fall. Standard check varieties span an FD rating continuum from FD 1 to FD 11, where the onset of dormancy is measured as fall height relative to standard check varieties. FD1 represents the earliest onset of fall dormancy, whereas FD 11 represents a completely non-dormant growth habit. Early FD ratings are generally most suited to cold winter climates where plants must cease fall growth early allowing individual plants to survive cold winters and frozen soils conditions for lengthy periods. FD 2 and FD 3 ratings are typically associated with early onset fall dormancy, when grown in the upper Midwest for example. FD 9 and FD 10 ratings are typically non-dormant, are characterized as having relatively little slowdown in fall growth and are more suited for continuing forage yield production and improved yield potential in warm winter climates where soils do not freeze.

Our current commercial product line-up includes alfalfa seed varieties that span from FD 3 (our earliest onset of fall-dormancy) to FD 10 (our most non-dormant, most winter active). The legacy S&W product development efforts were focused on FD 8, FD 9 and FD 10, with some breeding effort devoted to FD 4, FD 6 and FD7.

S&W Varieties

S&W varieties are all bred and developed to meet the guidelines for certification by the National Alfalfa Variety Review Board and/or the Association of Official Seed Certifying Agencies.

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

Our non-dormant varieties (FD 8, FD 9 and FD 10) still represent a large proportion of our business and are best suited to hot, arid climates. Our salt tolerant non-dormant varieties do well in salty irrigation waters and salty soils. Our leading non-dormant varieties include SW 10, SW 9720, SW 9215, SW 9628, and SW 8421S.

Of these varieties, SW 9720, SW 9215 and SW 8421S are bred to perform very well in highly saline conditions that would stunt or kill ordinary alfalfa.

Our FD 3, FD 4 and FD 5 S&W varieties are adapted to the winter-hardy intermountain west and the northern half of the United States and Canada. These include Rhino, SW4328, and SW5909. Some of these varieties are derived from the DuPont Pioneer germplasm base for commercial introduction as S&W brand varieties. Other dormant varieties from the DuPont Pioneer germplasm have been selected as potential varieties for licensing to third party brands. Our breeding and genetics experts continue the multi-year process of developing improved varieties over much of the dormancy spectrum, but concentrating primarily on high salt- and heat-tolerant, non-dormant alfalfa seed, where we have established ourselves as a leading provider. We also create blends of seed varieties.

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. Portions of the alfalfa seed sold by IVS in fiscal 2016 and 2015 were common varieties (i.e., uncertified seed) while the balance consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties we acquired in the IVS acquisition are LaJolla, Catalina and Saltana. Because GMO alfalfa is not permitted in the Imperial Valley, we are able to rely upon the seed grown in the Imperial Valley, along with seed grown in Australia, to supply customers in regions such as the Middle East and Europe, where GMO products are strictly prohibited.

SGI Varieties

SGI has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequel and SuperSiriver. Since 2002, the varieties developed by SGI have attracted an expanding grower base, and in 2016, SGI accounted for more than 60% of the total Australian certified proprietary alfalfa seed production. SGI's alfalfa seed varieties are bred to resist disease, exhibit persistence in the field and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. SGI's proprietary varieties exhibit superior seed yield capability compared to traditional non-proprietary alfalfa varieties in Australia, with the most recent varieties showing the highest seed yields. Forage yields of the older SGI proprietary varieties are at least equivalent to traditional non-proprietary varieties, and the forage yields of the more recent SGI varieties are even better. All of SGI's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

SGI's breeding program includes a number of initiatives addressing semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, SGI has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino, SuperHaifa and SuperHaifa II. In fiscal 2016, clover sales represented approximately 6% of SGI's total seed sales and a nominal amount of our total consolidated sales. SGI's white clover varieties are used for forage and ornamentation.

Genetically Modified Organism Alfalfa

Currently, Europe, the Middle East and certain other parts of the world prohibit the sale of genetically modified organism (GMO) alfalfa. Therefore, historically, we have not employed genetic engineering in the breeding of our current commercial seed varieties for these markets, and consequently, we have products that can be sold throughout the world. As a result of the January 2011 deregulation by the USDA of Roundup Ready® alfalfa, a GMO product, Roundup Ready® alfalfa is currently being grown in the United States without any federal or state regulations governing field isolation and other protections.

Collaborative stewardship programs have been developed to facilitate the coexistence of GMO and non-GMO seed. For example, in 2010, the AOSCA launched its Alfalfa Seed Stewardship Program (the "ASSP"). The ASSP is a voluntary, fee-based certification program for the production of alfalfa seed to be sold into markets that prohibit the sale of GMO alfalfa. ASSP certification of seed fields includes testing for GMO material and observance of a minimum stated isolation distance of five miles from any GMO alfalfa seed production field. Also in 2010, the California Crop Improvement Association (the "CCIA") developed a web-based alfalfa seed field isolation "pinning" map for alfalfa seed production in the Western U.S. This map is intended to pin both GMO and non-GMO seed fields. Although beneficial to growers and customers alike, these stewardship programs do not afford legal protection to non-GMO growers.

We continue to evaluate our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations. In April 2013, we entered into a license agreement with FGI to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with FGI and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This development of biotech seed varieties consists of several phases including lab work and field trials to confirm agronomic performance and trait efficiency of each developed variety. Upon completion of the field trials and demonstration of minimum performance standards, we may elect to commercialize the variety and enter into a variety-specific license agreement with FGI pursuant to which we would pay certain royalties and access fees.

In December 2014, we entered into a Contract Alfalfa Production Services Agreement with DuPont Pioneer, whereby we produce alfalfa seed of commercial DuPont Pioneer varieties containing the Roundup Ready® gene. These varieties are exclusive to DuPont Pioneer and accordingly, we do not produce them for or sell them to any other customer.

In connection with the DuPont Pioneer acquisition, we only acquired conventional alfalfa varieties. However, the parties agreed to the terms of a second asset purchase agreement relating to the purchase of DuPont Pioneer's GMO alfalfa assets, to be entered into under certain circumstances: Assuming FGI provides its required consent to this transaction prior to November 30, 2017, and subject to the satisfaction of certain other specified conditions, either we or DuPont Pioneer have the right to enter into (and require the other party to enter into) the second asset purchase agreement on or before December 29, 2017, pursuant to which we would acquire DuPont Pioneer's GMO germplasm varieties and other related assets for a purchase price of $7,000,000. There is no assurance that we will purchase the DuPont Pioneer GMO assets, however, we are actively working to satisfy the requisite conditions and are hopeful that the purchase will be consummated.

As a result of the increasing use of Roundup Ready® alfalfa by traditional hay farmers and the lack of federal or state rules requiring adequate isolation of Roundup Ready® alfalfa fields from conventional fields to prevent cross-pollination of GMO plants with non-GMO plants, we have experienced an increase in the number of seeds in recent harvests that have tested positive for the adventitious presence of GMO. To date, the low percentage of seeds that have tested positive has not undermined our ability to meet international demand, and we expect to be able to sell these seeds domestically and in other jurisdictions that permit the importation of GMO alfalfa at our customary prices for certified seed. Nevertheless, we are taking proactive steps to protect our seed crops to ensure we have sufficient seed to meet the demand for our varieties in international markets. These steps include seeking collaborative agreements, regulations or other measures to ensure neighboring farms that grow GMO limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and expanding our contracted grower base in areas that have less GMO alfalfa present including the Imperial Valley of California and the Canadian provinces of Alberta, Manitoba and Saskatchewan. We also have begun to grow S&W varieties in South Australia, where there is no GMO activity in alfalfa, and intend to increase that production in future growing seasons.

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

We have processing facilities in Nampa, Idaho and Five Points (San Joaquin Valley), California and handle processing of our Imperial Valley seed under a long-term service agreement. The facility in Nampa, Idaho gives us exclusive access to the use of patented coating technology that, among other things, allows for the extension of rhizobium (seed treatment) lifespan.

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

S&W proprietary seed production is produced under a state seed certification program. As part of the DuPont Pioneer acquisition, we acquired a CCIA certified lab that enables us to collect, analyze and submit to the state all of the data needed for certification of our seed varieties so that we no longer are required to outsource that function. Certification by these programs ensures both physical and genetic quality standards for individual lots of seed. Additional testing may be required, dependent on the market to which the shipment is destined, such as Saudi Arabia or Mexico. Samples may be sent to the Federal Seed Laboratory (part of the USDA) or a State Department of Agriculture laboratory for further physical quality testing and/or market specific phytosanitary testing.

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

SGI Processing

SGI's growers contract directly with independent mills in the southeast region of Southern Australia for the cleaning and preparation of SGI's varieties. Four milling facilities are used by SGI's growers to clean and process the majority of SGI alfalfa seed, and one company, Tatiara Seeds Pty Ltd ("Tatiara"), which owns two of the four milling facilities, processes approximately 70% of seed grown for SGI. One other milling facility cleans the majority of SGI's white clover. Although most of SGI's milling requirements are processed through Tatiara-owned mills, we are aware of other mills that would serve our purposes were we no longer able or willing to process the SGI seed through Tatiara-owned mills.

The SGI growers are required to deliver seed that meets SGI's processing specifications, based on international and domestic certification standards. In a typical year, approximately 90-95% of product received from the growers meets SGI's specifications.

In June 2016, SGI's new packaging facility in Keith, South Australia gained final accreditation to become fully operational. In this state-of-the-art facility, SGI bags and labels its seed varieties and stores the inventory pending sale. We expect to pack approximately half of the SGI seed at the Keith facility and consequently, we will be less reliant on third party processors to provide this function.

Alfalfa Seed Product Development

Classical Breeding

Our alfalfa breeding program is designed to make steady genetic improvements in our germplasm base that is used to create better performing varieties for our customer. A typical alfalfa variety can take as little as five years or as long as 18 years to be developed, depending on methodology and the desired agronomic traits. Because of the many years required to develop a new alfalfa variety, we believe our successful breeding program allows us to offer seed varieties incorporating a combination of characteristics desired by farmers that are not available from any other source, thereby providing us with a competitive advantage.

In connection with the breeding of our non-GMO varieties, we conduct tests to ensure that we have no adventitious presence (AP) of GMO contamination. Both field and greenhouse breeding locations are used in our breeding program.

Biotechnology Breeding

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

We currently are collaborating with Calyxt, Inc. (a wholly-owned subsidiary of Cellectis Plant Sciences) to research, develop, produce and commercialize alfalfa seed products involving next generation gene editing technology on our elite alfalfa seed genetics. The goal of this collaboration is to create novel traits that are currently classified as non-GMO, which ultimately can be incorporated into our seed varieties. This relationship is in its infancy, and we do not expect to see a material impact on our revenue for at least two years, if ever. However, this biotech initiative demonstrates our willingness and ability to expand our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program.

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

Unlike cooler climates, the geographic areas on which we have historically concentrated are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. In recent periods, we have expanded geographically into colder climates where our more recently-acquired dormant varieties thrive. Our customers are primarily our distributors and dealers. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

Although we have a sales team, we primarily sell our seed through our network of distributors and dealers, as well as through the services of seed brokers. We do not have formal distribution agreements with most of our distributors, but instead operate on the basis of purchase orders and invoices. We believe that selling through dealers and distributors enables our products to reach hay growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. Over the years, we have built dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Through our distributors, our primary export market historically had been Saudi Arabia and to a lesser extent, certain other Middle Eastern and North African countries. The overall international sales mix changed beginning in fiscal 2013 with our acquisition of SGI in South Australia. In recent years, in addition to sales to Saudi Arabia and Australia, we have been selling to customers in Sudan, Morocco, Egypt and Libya, and to customers in other regions of the world, including Latin America, (Argentina and Mexico) and South Asia (Pakistan), both of which we view as important regions for potential expansion. In total, we sell our alfalfa seed varieties in approximately 30 countries throughout the world.

Domestic seed marketing is based primarily upon the dormancy attributes of our varietals as suited to climates in target markets. Prior to the DuPont Pioneer acquisition, we marketed our alfalfa seed, which consisted primarily of non-dormant varieties, in California, Arizona, New Mexico, Texas and Nevada. We slowly began broadening our domestic geographic reach beginning in fiscal 2013, with our first sales of dormant alfalfa seed, and significantly expanded in fiscal 2015 following the acquisition of DuPont Pioneer's dormant alfalfa seed assets. In connection with that acquisition, we entered into a distribution agreement with DuPont Pioneer pursuant to which we became the sole supplier, subject to certain exceptions, of certain alfalfa seed products for sale to customers by DuPont Pioneer through September 2024. In fiscal 2016, DuPont Pioneer accounted for approximately 40% of our revenue. Given its historical market share in the sale of dormant alfalfa seed, we expect sales to DuPont Pioneer to be a significant portion of our annual sales throughout the term of the distribution agreement. A disruption in this relationship could have a material adverse impact on our results of operations and financial condition.

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

In fiscal 2016, DuPont Pioneer, a domestic customer, and Sorouh Agricultural Company, an international customer, collectively accounted for approximately 53% of our alfalfa seed revenue. In fiscal 2016, sales to domestic customers increased as a percentage of our total sales, primarily as a result of the agreements we entered into with DuPont Pioneer. Sales into international customers accounted for 54% in fiscal 2016 versus 59% in fiscal 2015.

Both farmers (dairy farmers and hay growers) and dealers use pest-control advisors who recommend the varieties of alfalfa that will produce the best results in a particular location. Therefore, a key part of our marketing strategy is to educate the consultants, as well as the farmers, as to benefits of our seed varieties.

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed varieties to those persons who make the hay growing decisions. We continue to place advertisements in trade journals, participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate.

Most of our international marketing efforts are accomplished through face-to-face meetings with our existing and potential customers and their end users. In addition, we participate in international trade shows to boost our international presence and sales efforts.

SGI Sales and Marketing

SGI sells a majority of its proprietary alfalfa seed (approximately 70-90% of its total sales per year) into Saudi Arabia, the United States and Argentina. SGI sells the bulk of its proprietary clover seed to China, Europe and the U.S. Similar to S&W Seed, SGI has historically relied upon a network of distributors to market and sell its products.

In marketing its products, SGI's initial impetus was to gain market penetration through the sale of improved versions of proven varieties (e.g., SuperSiriver and SuperAurora) in the market place at competitive pricing. Subsequently, SGI launched additional varieties such as SuperSonic. SGI utilizes a variety of distribution strategies. Through distribution arrangements, SGI's proprietary varieties are marketed directly as SGI brands or under customer brand labels, and strategic allocations of full and partial exclusivity rights are made in specific countries and geographical regions to incentivize distributors to establish markets for SGI products.

Alfalfa Seed Production

As of the end of our 2016 fiscal year, we have alfalfa seed production capabilities in California and most of the other states in the Western United States, including higher elevations and colder climatic regions where dormant alfalfa seed is produced, the Canadian provinces of Alberta, Manitoba and Saskatchewan and in the Australian States of South Australia, Victoria, and New South Wales.

S&W and IVS Alfalfa Seed Production

Historically, we fulfilled all of our alfalfa seed requirements under contracts with farmers primarily located in the San Joaquin Valley of California. For a brief period, beginning in fiscal 2013, we were engaged in our own internal farming operations and acquired, through purchase and lease, acreage on which to grow our seed directly. However, in fiscal 2015, we made a strategic decision to move away from internal farming, and we began selling some of the farmland acreage we had been using for that purpose. After completion of the fall 2015 harvest, we shut down our internal farming operations as a source of our alfalfa seed, and instead, returned to sourcing all of our production from third party growers.

As of June 30, 2016, we had contracts with several hundred growers in the Western United States and Canada. Generally, we enter into contracts to produce alfalfa seed, which is typical industry practice. Our normal contracts with U.S. growers range from one to three years, include a price for the seed that is determined annually and that generally do not vary from grower to grower or variety to variety. Under these contracts, we pay our growers based on the weight of cleaned and processed seed. The growers' contracts that we acquired in connection with the DuPont Pioneer acquisition were primarily for production in the Pacific Northwest and Canada. The terms of these contracts are similar in substance to the contracts we have historically entered into with the S&W grower base. Because a key to our success as a business is to have the product mix required by our customers, aligning the growers' production plan to the anticipated purchase needs of our customers is a challenge on which management has focused considerable efforts in recent periods, with increasing success.

Alfalfa seed is an extremely demanding crop. Our network of growers has the expertise needed to successfully grow high quality alfalfa seed. We have worked with many of the same growers for much of the past 35 years, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed varieties each year. The growers incur the greatest cost in the first year of production, when they plant seed, eradicate weeds and pests and manage the pollination process; they then may be able to harvest seed from the same stands for several additional years, with the average alfalfa seed field producing for three years. With the added resources of the DuPont Pioneer alfalfa business, we believe we have expanded our production capabilities in the Western United States and Canada with both existing growers and by recruiting new growers in these regions.

Alfalfa seed is harvested annually in the Northern Hemisphere beginning in July for the southwest region of the United States and concluding in October in the Canadian provinces.

SGI Production

As of June 30, 2016, SGI had contracts with approximately 150 individual growers in Western Victoria, South Australia and New South Wales to grow its alfalfa seed varieties on a total of approximately 20,000 irrigated and 8,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere and is harvested annually, in March through early May.

Under its current form of SGI alfalfa seed production agreement, SGI provides foundation seed to each grower and grants each grower a license to use its seed for the purpose of production of seed for sale to SGI. Each grower is responsible for all costs of the crop production. Title in the produced seed passes to SGI upon it being certified compliant; and, if the seed is not compliant, title will only pass to SGI upon SGI's further agreement to purchase the non-compliant seed. SGI uses a staggered payment system with the growers of its alfalfa and white clover seed, and the payment amounts are based upon an estimated budget price ("EBP") for compliant seed. EBP is a forecast of the final price that SGI believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, SGI typically pays 40% of the EBP to the grower based on a percentage of the pre-cleaning weight. Following this initial payment and prior to the final payment, SGI will make a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" (high quality) alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which SGI sells the pooled seed and other costs incurred by SGI. Accordingly, the total price paid by SGI to its grower may be more or less than the EBP. SGI's seed production agreements for alfalfa provide for an initial term of seven years and an optional renewal term of three years. SGI's seed production agreements for white clover provide for an initial term of two years and an optional renewal term of one year. Historically, SGI has not required its growers to harvest seed in every year under the seed production agreement. Some growers have elected to have non-harvest years, and their alfalfa is cut for hay or used for grazing instead of being harvested for seed production.

Seasonality

We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year.

However, our alfalfa seed business is seasonal, with our highest concentration of sales falling in the third and fourth fiscal quarters (January through June). This differs from our historical operations in which sales were concentrated in the first six months of our fiscal year (July through December). Since fiscal 2013, we have had operations and customers in both the Northern and Southern hemispheres. It was the acquisition of SGI in fiscal 2013, with its operations in South Australia, that initially had the greatest impact on the shift in seasonal sales, as the fourth quarter is typically a significant sales quarter for SGI. Even more significant is the distribution agreement with DuPont Pioneer whereby our highest concentration of sales revenue to this particular customer falls in the third and fourth fiscal quarters.

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

Clover Production and Distribution

In addition to its core business of producing and selling alfalfa seed, SGI also operates a small white clover and annual clover production and distribution business. SGI's white clover varieties are bred for winter activity, while the annual clover is particularly adapted to a variety of soil types ranging from sandy to heavy clays, which can be farmed under irrigation or under dry conditions. SGI leverages its production, processing and distribution channels to also make available a total of five clover seed varieties. SGI's clover seed is sold primarily in Europe, China, Argentina and Australia.

SV Genetics Crops and Licensing - Expansion into Complementary Crops

In May 2016, we acquired the assets and business operations of SV Genetics, based in Queensland, Australia. Since 2006, SV Genetics has been in the business of breeding and licensing hybrid sorghum and sunflower seed germplasm. We see this acquisition as an opportunity to leverage the worldwide research, production and distribution platforms we have built over the decades in alfalfa seed with the addition of complementary new crops that are consistent with our strategy to be the world's preferred provider of proprietary seed for forage, grain and specialty crops. As a result of the acquisition, we currently license proprietary seed genetics and sell parent seed to local-market production/distribution partners. The licensees produce hybrid seed using the SV Genetics genetics and pay a royalty on the seed produced and sold. We acquired licensing agreements with 14 different partners under which we provide grain sorghum, forage sorghum and sunflower genetics in approximately ten locations throughout the world, including Australia, Argentina, Brazil, Bolivia, China, Europe, Pakistan, South Africa, Ukraine and the United States. SV Genetics is also actively testing products through agreements in 20 countries with 57 potential commercialization partners.

Stevia Breeding, Research and Development

Since we began our stevia business in 2010, our stevia activities have evolved from exploring on a small scale the potential commercial production of stevia in California to focusing on developing varieties we believe can add value at the front end of the supply chain through breeding of unique plant varieties. Since fiscal 2013 when we ceased pursuing the commercial production of stevia, we have leveraged our breeding research and development expertise in order to develop new varieties of stevia that embody specifically targeted characteristics, focusing in particular on increased yields and strong plant vigor, which are of value to farmers, and taste preferences of consumers, including sweet taste combined with little or no bitterness and aftertaste.

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C. We anticipate breeding these new lines with their higher overall steviol glycosides. We conduct extensive high-pressure liquid chromatography ("HPLC") sample testing of stevia plants under development and make further selections and crosses of these plants based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a large and hardy plant mass and high Reb A content.

We are focused on developing our proprietary stevia germplasm into commercial varieties. Towards that end, we have filed four patent applications with the U.S. Patent and Trademark Office for unique stevia plant varieties. As our breeding program produces new lines, we plan to file additional patent applications in the future.

One of the filed patent applications cover lines that have been developed with a pleasing taste profile, thereby enabling the resulting dried leaf to be consumed directly. At the present time, farmers are conducting trials with this variety. If these trials yield satisfactory results, we expect to be paid a royalty calculated as a percent of the gross sales made by these farmers.

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

In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, we guard our proprietary varieties by exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties. Historically, we have found that this control mechanism has been an effective means to protect our proprietary seed. However, because we do not have more formal proprietary rights protections in place with our growers, it would be possible for persons with access to our seed or plants grown from our seed to potentially reproduce proprietary seed varieties, which could significantly harm our business and our reputation. In the future, we may deem it appropriate to implement more formal proprietary rights protections.

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

We are also continuing to develop proprietary stevia lines for which we have filed four patent applications with the U.S. Patent and Trademark Office. It is our intention to build a patent portfolio of proprietary stevia lines developed through the efforts of our stevia breeding program.

The SV Genetics proprietary products are protected via hybrid production systems. Male and female parent seed is provided to licensees for production of F1 Hybrid seed for sale to customers. Production of F1 Hybrid seed is only possible using the correct parents and it is not possible to produce parent seed from parent seed so the licensee is reliant on ongoing supply of parent seed from SV Genetics.

Competition

Competition in the alfalfa seed industry both domestically and internationally is intense. We face direct competition by other seed companies, including small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Alforex Seeds (owned by Dow AgroSciences LLC, a wholly owned subsidiary of The Dow Chemical Company), Seed Services, Inc. and Pacific International Seed Company, Inc. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

Breeding a new variety of alfalfa seed takes many years and considerable expertise and skill. We believe that our reputation for breeding and producing high-quality proprietary varieties of alfalfa seed that manifest the traits the farmers need provide us with a competitive advantage, not only in the niche market for high salt- and heat-tolerant, non-dormant alfalfa seed, which has been our core business for several decades, but also, with the December 2014 acquisition of the research and development assets of DuPont Pioneer, in the full range of dormant varieties suited for colder climates as well. We believe our research and development capabilities are unmatched in the industry and provide us with a distinct competitive advantage.

In addition to our competitors, SGI's principal regional competitors in the proprietary alfalfa seed market are Heritage Seeds Pty. Ltd. Blue Ribbon Seeds Pty. Ltd., PGG Wrightson Seeds Ltd, Naracoorte Seeds Pty. Ltd., Seed Distributors Pty. Ltd. and various other minor companies compete with SGI through sales of Siriver, a common alfalfa variety. SGI also faces competition from lower value alfalfa seed produced in the European Union and, to a lesser extent, Argentina. With the exception of Blue Ribbon Seeds, SGI faces similar competitors in its proprietary white clover business. These companies compete with SGI for acres and in sales by selling Haifa, a common white clover variety. Competitively priced white clover is also produced and sold from the European Union and New Zealand.

In relation to the SV Genetics business, sorghum and sunflower genetics tend to be concentrated globally amongst a few large international companies, resulting in a significant barrier to entry for many intermediate and regionally based seed companies and their reliance on just a few suppliers for elite genetics.

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

Compliance with these laws and related regulations is an ongoing process that does not, and is not expected to, have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

We also are subject to the Federal Seed Act (the "FSA"), which regulates the interstate shipment of agricultural and vegetable seed. The FSA requires that seed shipped in interstate commerce be labeled with information that allows seed buyers to make informed choices and mandates that seed labeling information and advertisements pertaining to seed must be truthful. The FSA also helps to promote uniformity among state laws and fair competition within the seed industry.

Because, under our existing business plan, we are acting as a breeder of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the U.S. Food and Drug Administration ("FDA") for a Generally Recognized as Safe ("GRAS") no- objections determination or any other FDA approval in connection with our stevia business. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our current stevia operations are subject to any special regulatory oversight.

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

We are also subject to numerous other laws and regulations applicable to businesses operating in California and other states, including, without limitation, health and safety regulations.

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

Research and Development

R&D for the year ended June 30, 2016 totaled $2,764,358 compared to $1,890,234 in the year ended June 30, 2015.

Employees

As of September 15, 2016, S&W had 69 full-time employees, of which 10 are employed by SGI. We also employ 8 part-time employees, of which 6 are SGI employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. We bought out the former partners beginning in June 2008, incorporated in October 2009 in Delaware, and completed the buyout of the general partners in May 2010. We reincorporated in Nevada in December 2011. SGI, our wholly owned subsidiary, was incorporated as a limited proprietary corporation in South Australia in 1993, as Harkness Group, changed its name to Seed Genetics Australia Pty Ltd in 2002, and in 2011, changed its name to Seed Genetics International Pty Ltd.

Our Contact Information

Our principal business office is located at 7108 North Fresno Street, Suite 380, Fresno, CA 93720, and our telephone number is (559) 884-2535. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control.

A variety of factors, notably a severe downturn in the dairy industry, could have a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa seed in the domestic market. At times, including as recently as fiscal 2014, the demand for our seed has also declined in the Middle East as the result of common, uncertified seed flooding the market at lower prices than those at which we were willing to sell our certified seed. Beginning in fiscal 2015 and continuing in fiscal 2016, these factors were in the process of correcting themselves, but these circumstances could continue or reoccur, and our earnings could be negatively impacted. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices for seed.

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

Future increase in costs, such as the costs of growing seed, could cause our margins and earnings to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and earnings in the future.

Our inventory of seed can be adversely affected by the market price being paid for other crops.

Our seed production, whether in the U.S., Australia or Canada, relies entirely on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow alfalfa seed in favor of receiving a higher return from an alternative crop planted on the same acreage. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers unless we are able to procure the necessary additional seed in the market at prices we cannot control. If these circumstances occur, our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed if we cannot satisfy their requirements, and we may not be able to regain them as customers once our inventory levels have returned to normal.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Alfalfa seed, our primary product, is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, alfalfa seed is vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. Although we no longer grow any of our seed directly, these factors can still impact us by potentially decreasing the quality and yields of our seed and reducing our available inventory. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Because our alfalfa seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

We expect that the majority of our revenue will continue to be generated from our alfalfa seed business for the foreseeable future. Our alfalfa seed business is highly seasonal, with the highest concentration of sales occurring during the third and fourth fiscal quarters. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis.

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

We rely upon a small group of customers for a large percentage of our net revenue. Overall, two customers accounted for 53% of our fiscal 2016 revenue. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

Because we do not grow the alfalfa seed that we sell, we are completely dependent on our network of growers, and our sales, cash flows from operations and results of operations may be negatively affected if we are unable to maintain an adequate network of contract growers to supply our seed requirements.

Since the completion of the fall 2015 harvest, we no longer directly grow any of the alfalfa seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of two or three years in duration, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenue. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. In recent years, we have had some of our California growers decide to not grow alfalfa seed due to drought conditions. This situation could reoccur and could negatively impact our revenue if we do not otherwise have sufficient seed inventory available for sale.

SGI relies on a pool of approximately 150 Australian growers to produce its proprietary seeds. Each grower arrangement is typically made for a term of seven to ten harvests. Although SGI's grower pool is diversified, it is not without risks. Adverse agronomic, climatic or other factors could lead to grower exodus and negatively impact SGI's revenue if SGI does not otherwise have sufficient seed inventory available for sale.

Our ability to contract for sufficient acreage presents challenges.

In order to increase revenue and earnings, we continue to need more production acreage. As we continue to increase the number of acres under contract and/or to move production into new geographical locations, we face challenges that can impede our ability to produce as much seed inventory as we have budgeted. For example, when we move production into new geographical locations, we may find it difficult to identify growers with the expertise to grow alfalfa seed, and we may not have sufficient company personnel available in such new locations to provide production advice on a timely basis. We also face increased competition for conventional seed acreage as the need for technology acres grows, which is further complicated by the field isolation issue relating to GMO crops that can reduce the amount of acreage available for conventional alfalfa seed crops. If we are unable to secure the acreage we need to meet our planned production for the crop year and are unable to purchase seed in the market, our results of operations could suffer, as would our reputation.

A lack of availability of water in the U.S., Australia or Canada could impact our business.

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

We depend in part on third-party distributors and strategic relationships for the marketing and selling of our products. We depend on these distributors' efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including the United States Foreign Corrupt Practices Act of 1977, as amended. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

We extend credit to our largest international customer and to certain of our other international customers, which exposes us to the difficulties of collecting our receivables in foreign jurisdictions if those customers fail to pay us.

Although payment terms for our seed sales generally are 90 to120 days, we regularly extend credit to our largest international customer, Sorouh Agricultural Company, and to other international customers. Sales of our alfalfa seed varieties to Sorouh and to other international customers represented a material portion of our revenue in fiscal 2016, and we expect that we will continue to extend credit in connection with future sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive than pursuing similar claims in the United States. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor.

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

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Historically, sales to customers in Saudi Arabia have represented a significant portion of our revenue, and one Saudi Arabia based customer still ranks among our largest two customers. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years is currently uncertain because of potential regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we could experience a material decline in revenue and earnings in the absence of growth in other regions and other products.

Our current reliance on the seed development and production business does not permit us to spread our business risks among different business segments, and thus a disruption in our seed production or the industry would harm us more immediately and directly than if we were more diversified.

We currently operate primarily in the alfalfa seed business, and we do not expect this to change materially in the foreseeable future, despite recent diversification efforts into hybrid sorghum and sunflower seeds. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa industry, payment disruptions and customer rejection of our varieties of alfalfa seed. If there is a disruption as described above, our revenue and earnings could be reduced, and our business operations might have to be scaled back.

If we fail to introduce and commercialize new alfalfa seed varieties, we may not be able to maintain market share, and our future sales may be harmed.

The performance of our new alfalfa seed varieties may not meet our customers' expectations, or we may not be able to introduce and commercialize specific seed varieties. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed variety that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of a successful product introduction.

The presence of GMO alfalfa in Australia or California could impact our sales.

GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. There are regions in the United States, including the Pacific Northwest, where even small quantities of GMO material inadvertently interspersed with conventional (non-GMO) seed make the seed undesirable, which causes customers to look elsewhere for their alfalfa seed requirements. The greater the use of GMO seed in California and other alfalfa seed growing regions, the greater the risk that the adventitious presence of GMO material in our seed production will occur due to pollination from hay fields or other seed fields. We regularly test for the adventitious presence of GMO in our conventional seed, and we have seen a slight increase in the percentage of GMO presence in conventional seed over the past several years. Our seed containing GMO material can only be sold domestically or in other jurisdictions that permit the importation of GMO alfalfa. If we are unable to isolate our conventional seed from inadvertently being contaminated by GMO seed, we may find it more difficult to sell that seed in our key markets and we may have insufficient quantities of seed to sell internationally, either of which could materially adversely impact our revenue over time.

We have limited experience in the hybrid sorghum and sunflower markets.

In May 2016, we acquired the assets and business operations of SV Genetic's hybrid sorghum and sunflower seed germplasm business in Queensland, South Australia. Having spent over 35 years focused almost exclusively on the alfalfa seed market, these are new markets for us. If we are unable to successfully draw upon the research, development and distribution expertise we have perfected in the alfalfa seed industry and apply it to the new crops into which we have recently diversified, we may not be able to attain the revenue and margins improvements we hope to achieve within our currently budgeted time frame, if at all.

The stevia market may not develop as we anticipate, and therefore our continued research and development activities with respect to stevia may never become profitable to us.

There are a number of challenges to market acceptance of stevia as a natural, non-caloric sweetener. Stevia has its own unique flavor, which can affect the taste of some foods and beverages. A common complaint about stevia is that some of its extracts and derivatives have a bitter aftertaste, and its taste does not uniformly correspond to all regional taste preferences or combine well with some food flavors. Other factors that could impact market acceptance include the price structure compared to other sugar substitutes and availability. If the high-intensity, non-caloric sweetener market declines or if stevia fails to achieve substantially greater market acceptance than it currently enjoys, we might never be able to profit from our continued research and development activities relating to stevia or any commercial applications that we derive therefrom. Even if products conform to applicable safety and quality standards, sales could be adversely affected if consumers in target markets lose confidence in the safety, efficacy and quality of stevia. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products that contain stevia. Any of these developments could adversely impact the future amount of dry leaf stevia, processed stevia leaves or extract we are able to sell, which could adversely impact our results of operations.

The loss of key employees or the failure to attract qualified personnel could have a material adverse effect on our ability to run our business.

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and our Chief Marketing and Technology Officer, as well as certain other employees, any employee could leave our employ at any time if he chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage expansion of our operations effectively.

We expect our operations to continue to grow in the near future, both as we expand our historical alfalfa seed business both domestically and internationally through internal grown and synergistic acquisitions and increase our growers' production. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties as well as attract new customers and suppliers. We expect that our sales and marketing costs will increase as we grow our product lines and as we increase our sales efforts in new and existing markets. Our current and planned operations, personnel, systems and internal procedures and controls may not be adequate to support our future growth.

We may be unable to successfully integrate the businesses we have recently acquired and may acquire in the future with our current management and structure.

As part of our growth strategy, we have acquired and may continue to acquire additional businesses, product lines or other assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

  assimilating the acquired operations, products and personnel with our existing operations, products and personnel;

  estimating the capital, personnel and equipment required for the acquired businesses based on the historical experience of management with the businesses with which they are familiar;

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

If management's attention is diverted from the management of our existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, cash flow, financial condition and results of operations of our existing businesses may suffer. We also may incur unanticipated costs in connection with pursuing acquisitions and strategic transactions, whether they ultimately are consummated or not.

SGI's grower pool is dependent on a limited number of milling facilities to process its seed, with particular dependence on a dominant operator whose commercial interests may be adverse to SGI.

Only five milling facilities are regularly used by SGI's grower pool to clean and process SGI seed. Should one or more of these facilities become unusable, there could be a significant effect on SGI's ability to get its Australian seed to market in a timely manner or at all. SGI's growers use Tatiara to process approximately 70% of the seed grown for SGI. The owner of Tatiara has begun to sell his own common seed and is now a competitor of SGI. This competing seed business creates a potential conflict of interest for Tatiara in the care and handling of SGI's product and could impact SGI's ability to have seed available to sell on the time schedule required by our customers.

SGI is thinly capitalized and may become dependent upon us for financing.

Because SGI has relatively little net working capital, it is substantially dependent upon its credit arrangement with National Australia Bank Ltd ("NAB") to purchase its seed inventory. If SGI breaches its credit arrangement in the future or other reasons cause this credit arrangement to become unavailable to SGI, SGI may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on SGI's NAB credit facility. SGI's financial dependency upon us could have a negative adverse effect upon our financial condition.

SGI is dependent on a pool of seed growers and a favorable pricing model.

SGI relies on a pool of approximately 150 Australian contract growers to produce its proprietary seeds. In this system, growers contract with SGI to grow SGI's seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. SGI uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon an estimated budget price, or EBP, for compliant seed. EBP is a forecast of the final price that SGI believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, SGI typically pays 40% of the EBP to the grower based on pre-cleaning weight. Following this initial payment and prior to the final payment, SGI makes a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which SGI sells the pooled seed and other costs incurred by SGI. Accordingly, the total price paid by SGI to its growers may be more or less than the EBP. This arrangement exposes SGI's business to unique risks, including, the potential for current growers to make collective demands that are unfavorable to SGI and the potential for our competitors to offer more favorable terms for seed production, including fixed (instead of variable) payment terms.

SGI's reliance upon an estimated purchase price to growers could result in changes in estimates in our consolidated financial statements.

Our subsidiary, SGI, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle, pursuant to the standard contract production agreement. We record an estimated unit price, and accordingly, inventory, cost of goods sold and gross profits are based upon management's best estimate of the final purchase price to our SGI growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results, including a reduction in gross profits and net income.

We may need to raise additional capital in the future.

We may find it necessary or advisable to raise additional capital in the future, whether to enhance our working capital, to repay indebtedness, to fund acquisitions (including the acquisition under the second asset purchase agreement with DuPont Pioneer) or for other reasons. If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all, may be dilutive to our existing stockholders, if in the form of equity financing, or may contain restrictions on the operation of our business, if in the form of debt financing. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

Our repayment obligations under our 2014 Debentures are secured by a lien on our assets.

As of September 15, 2016, we owe an aggregate of $5,036,321 in principal and accrued interest on the debentures we issued in December 2014 to finance the DuPont Pioneer acquisition. Our obligations to the holders of the debentures are secured by a lien on all of our assets pursuant to a security agreement, which was entered into with respect to the issuance of the debentures.

This lien is subordinate only to the lien of certain permitted senior creditors, pursuant to an intercreditor and subordination agreement, which was entered into simultaneously with the security agreement. If we default under the terms of the debentures or under the terms of any permitted senior indebtedness (which is an event of default under the debentures), the holders of the debentures may exercise various remedies against us, including acceleration of the entire remaining principal amount of the debentures and all accrued and unpaid interest thereon, and remedies against our collateral. An acceleration of the debentures or an exercise of remedies against our assets as collateral could have a material adverse effect on our ability to conduct our business or could force us to invoke legal measures to protect our business, including, but not limited to, for filing for protection under the U.S. Bankruptcy Code.

Changes in government policies and laws could adversely affect international sales and therefore our financial results.

Historically, sales to our distributors who sell our proprietary alfalfa seed varieties outside the United States have constituted a meaningful portion of our annual revenue. We anticipate that sales into international markets will continue to represent a meaningful portion of our total sales and that continued growth and profitability will require further international expansion, particularly in the Middle East and North Africa. Our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a large percentage of our sales outside the United States in fiscal year 2016, including those of SGI, were principally to customers in the Middle East, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries.

Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net income, the book value of our assets outside the United States and our stockholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Environmental regulation affecting our alfalfa seed, sorghum, sunflower or stevia products could negatively impact our business.

As an agricultural company, we are subject to evolving environmental laws and regulations by federal and state governments. Federal laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Seed Act, and potentially regulations of the FDA and/or other State regulatory agencies.

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

We may be subject to legal proceedings and claims from time to time relating to our seed or stevia quality. The defense of these proceedings and claims can be both costly and time consuming and may significantly divert efforts and resources of our management personnel. An adverse determination in any such proceeding could subject us to significant liability and damage our market reputation and prevent us from achieving increased sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

Capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our growers and customers.

The capital and credit markets have experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows, recent access to the capital market and our lines of credit will permit us to meet our financing needs for the foreseeable future, continued or increased volatility and disruption in the capital and credit markets may impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, we guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain from our S&W varieties, as well as over our stevia material, while our newly-acquired hybrid sorghum and sunflower seed varieties are made available pursuant to licensing arrangements that reasonably safeguard our ownership and control of our intellectual property. In Australia, SGI has secured protection under the PBR Act for its most popular varieties. However, even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market products substantially similar to our proprietary seed varieties, which could significantly harm our business and our reputation. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors.

Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

We currently depend on DuPont Pioneer for the majority of our sales of dormant alfalfa seed and have agreed to limitations on other sales of the seed varieties we sell to DuPont Pioneer. Any decline in DuPont Pioneer's demand will have a material adverse effect on our results of operations.

DuPont Pioneer was our largest customer in fiscal 2016. Our distribution agreement with DuPont Pioneer limits our ability to otherwise sell the specific varieties of dormant alfalfa seed we supply to DuPont Pioneer in the sales territory covered by DuPont Pioneer. The DuPont Pioneer sales territory includes the United States, Europe and many other of the principal dormant alfalfa seed markets. In these markets, our ability to sell the specified varieties through distribution channels other than DuPont Pioneer is limited to certain blended, private label and variety not stated forms and cannot exceed a specified percentage of DuPont Pioneer's demand. As result of these limitations, sales to DuPont Pioneer represent and, for the foreseeable future will continue to represent, the majority of our sales of dormant alfalfa seed. Any decline in DuPont Pioneer's demand for our dormant alfalfa seed products will have a material adverse effect on our results of operations.

DuPont Pioneer may purchase alfalfa seed from other sources and reduce its purchase commitments to us.

Under our distribution agreement with DuPont Pioneer, DuPont Pioneer has made minimum purchase commitments for our dormant alfalfa seed products that extend through September 30, 2024. However, there are circumstances under which DuPont Pioneer is permitted to purchase seed from other sources and reduce its purchase commitments to us, including:

  Production Shortfalls. If in any year we fail to produce an adequate supply of alfalfa seed to meet DuPont Pioneer's demand, and we are unable to source alternative supply, DuPont Pioneer may purchase seed from third parties to meet the shortfall in our production.

  New Products. If a third party offers for license a new product (a new transgenic and/or novel trait for alfalfa seed) that offers a superior value pricing opportunity compared to varieties we offer, and DuPont Pioneer wishes to sell the new product, we would have a one-year period to obtain rights to produce and sell the new product to DuPont Pioneer. If we fail to obtain rights to the new product within the one-year period or otherwise do not offer the new product on substantially the same terms as offered by a third party, then DuPont Pioneer would be free to purchase the new product from the third party, and DuPont Pioneer's minimum purchase commitment to us would be reduced by the amount of the new product purchased.

  GMO-Traited Varieties. Unless and until we complete the transactions contemplated under our second asset purchase agreement with DuPont Pioneer, DuPont Pioneer may purchase certain GMO-traited varieties of alfalfa seed from third parties.

Any reduction in DuPont Pioneer's purchase commitment to us could have a material adverse effect on our results of operations.

We are committed to sell dormant alfalfa seed to DuPont Pioneer at initial fixed prices with fixed subsequent maximum price increases per year. Increases in our costs of production at rates higher than our contractual ability to increase prices would erode our profit margins and could have a material adverse effect on our results of operations.

Under our distribution agreement with DuPont Pioneer, we were committed to sell dormant alfalfa seed at initial fixed prices for the 2015 and 2016 sales years. In subsequent sales years (beginning in fiscal 2017), we can increase our prices up to a fixed percentage per year by variety. Although DuPont Pioneer has agreed to discuss in good faith an increase in the fixed maximum percentage price increase cap for any sales year in which an increase in grower compensation costs due to changes in market conditions cause our total production costs to increase at a percentage exceeding the amount of the cap, we cannot be certain that any such discussions will result in additional pricing flexibility for us. If our grower compensation costs or other productions costs increase at a rate greater than the fixed maximum percentage increase per year, our profit margins would erode, and we could potentially be required to sell product at a loss. Any such change in our cost structure would have a material adverse effect on our results of operations.

If we do not complete the acquisition under the second asset purchase agreement, DuPont Pioneer may pursue alternative production arrangements for its GMO-traited varieties and reduce purchases from us.

We are currently producing certain GMO-traited varieties for DuPont Pioneer under our production agreement with DuPont Pioneer. The production agreement expires on December 31, 2017 or upon the earlier closing of our acquisition of certain GMO germplasm and related assets from DuPont Pioneer pursuant to a second asset purchase agreement that was agreed to at the time of the 2014 acquisition. However, we may never enter into the second asset purchase agreement or close the acquisition of DuPont Pioneer's GMO germplasm and related assets. If DuPont Pioneer and we do not obtain the requisite consent from FGI to the transactions contemplated by the second acquisition agreement on or before November 30, 2017 (or certain other conditions above are not satisfied), then the obligations of the parties to enter into the second asset purchase agreement will terminate, and we will have no right or obligation to acquire the GMO germplasm and related assets. In that case, our production agreement with DuPont Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under the distribution agreement would be materially reduced.

If we fail to perform our obligations under our distribution agreement and production agreement with DuPont Pioneer, DuPont Pioneer could terminate the agreements and reduce or eliminate purchases of alfalfa seed from us, and we could be exposed to claims for damages.

The DuPont Pioneer distribution agreement and the production agreement impose numerous obligations on us relating to, among other things, product and service quality and compliance with laws and third party obligations. Both the distribution agreement and the production agreement permit DuPont Pioneer to terminate the agreement if we materially breach the agreement and fail to cure the breach within a 60-day notice period, or in the case of certain bankruptcy or insolvency events. DuPont Pioneer can also immediately terminate the production agreement if we breach certain agreements or policies with FGI related to the production of GMO-traited varieties. If DuPont Pioneer terminates either the distribution agreement or the production agreement, DuPont Pioneer could reduce or eliminate altogether its purchase of alfalfa seed from us, and we could be left with inventory of seed that it would be difficult or impossible for us to dispose of on commercially reasonable terms. In addition, we could be exposed to significant claims for damages to DuPont Pioneer if the termination of an agreement results from our material breach of the agreement.

If we do not meet seed planting and production commitments to DuPont Pioneer, we could incur significant financial penalties.

Under our distribution agreement with DuPont Pioneer, if we fail to plant sufficient acreage (based on historical yields), together with any carryover inventory, to meet 110% of DuPont Pioneer's demand, and we actually fail to meet DuPont Pioneer's demand, then we are obligated to pay DuPont Pioneer a cash penalty based on the amount of the shortfall. A similar penalty provision applies only with respect to 2017 under our production agreement with DuPont Pioneer, if we fail to plant or cause to be planted a specified number of planting acres. We contract all of our production of dormant alfalfa seed with third-party growers. If, in any year, we are unable to obtain sufficient grower commitments to meet DuPont Pioneer's demand, we could be obligated to pay significant financial penalties to DuPont Pioneer.

Risks Related to Investment in Our Securities

The value of our common stock can be volatile.

Our common stock is listed on the Nasdaq Capital Market. The overall market and the price of our common stock can fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including but not limited to:

  economic status and trends in the dairy industry, which underlies demand for our alfalfa seed;

  market conditions for alfalfa seed in the Middle East and North Africa, where a substantial amount of our seed historically has been purchased by end users;

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

Our alfalfa seed business, which is our primary source of revenue, is highly seasonal because it is tied to the growing and harvesting seasons. If sales in particular quarters are lower than expected, our operating results for these quarters could cause our share price to decline.

Our future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant expenditures in order to expand production, sales, marketing and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

We routinely release annual guidance in our quarterly earnings releases, our quarterly earnings conference calls and in other forums we consider appropriate. Such guidance regarding our future performance represents our management's estimates as of the date of release or other communication. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections, and accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. If we issue guidance, we will generally state possible outcomes as high and low ranges or approximations that are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges or approximations. The principal reason that we would release guidance would be to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

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

Our stockholders could have a reduced ownership and voting interest in the event we are required to issue shares of our common stock upon conversion of our debentures and exercise of the accompanying warrants, which issuances could reduce the influence of our existing stockholders over management.

In the event the holders of our outstanding debentures and accompanying warrants elect to exercise their conversion and/or exercise rights pursuant to these securities during the remainder of the terms thereof, an aggregate of 3,787,757 shares of our common stock could be issued upon conversion and exercise of the securities, based on a remaining $5,036,321 in principal amount of the debentures, plus accrued interest, and warrants covering 2,699,999 shares of our common stock, in each case, at September 15, 2016.

Based on the current number of shares outstanding of 17,168,952 on September 15, 2016, the new issuances would represent 18%, of the shares outstanding after these issuances. In addition, although we have no intention of doing so, to the extent we issue shares to service the debt, the ownership percentages of the new investors would increase incrementally. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our owned and leased properties:

Location	Size	Primary Use	Leased or Owned

Fresno (Fresno County), CA	2,651 sq. ft.	Corporate headquarters for S&W	Leased by S&W (1)

Sacramento (Sacramento County), CA	2,587 sq. ft.	Office Space	Leased by S&W (2)

Five Points (Fresno County), CA	40 acres (3)	Milling facilities	Owned by S&W

Calipatria (Imperial County), CA	182 acres	Alfalfa seed farmland	Owned (4)

Kern County, CA	800 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W (5)

Connell (Franklin County) WA	28 acres	Agricultural research facilities	Leased by S&W (6)

Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and product development facilities	Owned by S&W

Nampa (Canyon County)	12 acres	Research facilities	Owned by S&W
Idaho

Arlington (Columbia County), Wisconsin	25 acres	Alfalfa research and product development	Owned by S&W

Unley, South Australia	1,937 sq. ft.	Corporate headquarters for SGI	Leased by SGI (7)

Keith, South Australia	3.7 acres	Processing facility	Owned by SGI
Keith, South Australia	38 acres	Research farm	Leased by SGI (8)

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
(4) One-half interest.
(5) The lease expires in September 2024. We have subleased this property for the duration of the lease term under a sublease agreement that covers all of our costs under the lease agreement.
(6) Lease expires in December 2017.
(7) Lease expires in February 2018.
(8) Lease expires in June 2021.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Prior to May 4, 2010, there was no public market for our company's securities. From May 4, 2010 through June 11, 2010, our common stock traded on the NASDAQ Capital Market as part of a unit consisting of two shares of common stock, one Class A warrant and one Class B warrant. On June 14, 2010, the unit separated, and the components began trading as separate securities. The Class A warrants were redeemed in April 2013, and the Class B warrants expired in accordance with their terms in May 2015. As a result, now only our shares of our common stock trade on the NASDAQ Capital Market.

The following table sets forth the range of high and low sales prices per share of Common Stock as reported on NASDAQ for the periods indicated.

	High	Low

Year Ended June 30, 2015
First Quarter	$6.74	$3.91
Second Quarter	4.48	2.99
Third Quarter	5.25	3.69
Fourth Quarter	5.55	4.05
Year Ended June 30, 2016
First Quarter	$5.42	$4.05
Second Quarter	4.80	4.05
Third Quarter	4.78	3.90
Fourth Quarter	4.80	4.10

Holders

As of September 15, 2016, we had 17,168,952 shares of common stock outstanding held by 23 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In addition, our credit facility with KeyBank contains restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 26, 2016, the Company purchased the assets and business of SV Genetics. As partial consideration for the assets and business of SV Genetics, the Company issued 225,088 shares of its common stock. Such issuance was made in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act, as a transaction to an accredited investor not involved in a public offering, who was familiar with our business and who had access to business and financial information about the Company.

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

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a global agricultural company. Grounded in our historical expertise and, what we believe is our present dominant position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into higher margin opportunities. We also continue to conduct our stevia breeding program, having filed two additional patent applications in fiscal 2016.

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

  teaming with FGI to develop GMO alfalfa seeds;

  expanding the depth and breadth of our research and development capabilities in order to develop new varieties of both dormant and non-dormant alfalfa seed with traits sought after by our existing and future customers;

  diversifying into complementary proprietary crops by acquiring the assets of a Queensland, Australia company specializing in breeding and licensing of hybrid sorghum and sunflower seed;

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

We have accomplished these expansion initiatives through a combination of organic growth and strategic acquisitions, foremost among them:

  the acquisition in July 2011 of certain intangible assets, including the customer information, related to the field seed and small grain business of Genetics International, Inc., which had previously operated in the Middle East and North Africa ("MENA") and which began our transition into selling directly to MENA distributors;

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

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities; and

  the acquisition, in May 2016, of the assets and business of SV Genetics, a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents our initial effort to diversify our product portfolio beyond alfalfa seed breeding and production and stevia R&D.

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

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics did not have a material impact on our financial results in fiscal 2016 due to the timing of that transaction. However, this acquisition signals management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. In late fiscal year 2016, we began that expansion with the acquisition of the hybrid sorghum and sunflower business and assets of SV Genetics. Revenue from the newly-acquired SV Genetics germplasm will be primarily derived from royalty-based payments set forth in various licensing agreements.

Fiscal year 2016 was the first full fiscal year in which we had a full range of non-dormant and dormant alfalfa seed varieties. This is expected to enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically-modified varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue through December 2024.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue may fluctuate significantly from period to period. However, some of this fluctuation is offset by having operations in both the northern and southern hemispheres.

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

Operating Expenses

Research and Development Expenses

Alfalfa seed and stevia research and development expenses consist of costs incurred in the discovery, development, breeding and testing of new products incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. With the acquisition of SV Genetics in late fiscal 2016, similar costs will be incurred in future periods as we continue the research and development efforts begun by SV Genetics in the development of new varieties of hybrid sorghum and sunflower seed germplasm. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more resources in development of our proprietary alfalfa seed varieties throughout our history than on our stevia breeding program, which we commenced in fiscal year 2010.

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of four patent applications through fiscal 2016.

Our research and development expenses increased significantly with the acquisition of the alfalfa research and development assets of DuPont Pioneer in December 2014. We also have expanded our genetics research both internally and in collaboration with third parties. Overall, we have been focused on reducing research and development expense, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We expect our research and development expenses may fluctuate from period to period as a result of the timing of various research and development projects.

Our internal research and development costs are expensed as incurred, while third party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or construed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

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

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names and 2-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 15-28 years for buildings, 3-20 years for machinery and equipment and 3-5 years for vehicles.

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligation and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and the Wells Fargo credit facilities that the KeyBank facility replaced on September 22, 2015, and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 and are expected to be paid off by March 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer acquisition and our five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition.

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

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to the Fiscal Year Ended June 30, 2015

Revenue and Cost of Revenue

Revenue for fiscal year ended June 30, 2016 was $96,044,254 compared to $81,208,903 for the year ended June 30, 2015. The $14,835,351 increase in revenue for the year ended June 30, 2016 was primarily attributable to sales under our distribution and production agreements with DuPont Pioneer. We recorded sales of approximately $40.4 million from our distribution and production agreements with DuPont Pioneer during the year ended June 30, 2016, which was an increase of $12.5 million over the prior year amount of $27.9 million. We also experienced an increase in sales activity in Saudi Arabia.

Sales direct to international customers represented 55% and 59% of revenue during the years ended June 30, 2016 and 2015, respectively. Domestic revenue accounted for 45% and 41% of our total revenue for the years ended June 30, 2016 and 2015, respectively. The increase in domestic revenue is directly attributed to sales to DuPont Pioneer. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $77,653,646 for the year ended June 30, 2016 was 80.9% of revenue, while the cost of revenue of $64,607,502 for the year ended June 30, 2015 was 79.6% of revenue. Cost of revenue increased on a dollar basis as a direct result of the increase in revenue.

Total gross profit margin for the year ended June 30, 2016 was 19.1% compared to 20.4% in the prior year. The decrease in gross profit margins was primarily due to higher seed costs within our non-dormant operations, driven by lower than expected yields on the fall 2015 alfalfa seed harvests.

These lower yields and clean out weights resulted in higher per unit production costs on contracts where we carried farming and yield risk. To limit variability of future production costs due to farming yields, we have terminated production arrangements where our production costs are variable on a per unit basis, and we are increasing our contracted grower acreage where our production costs are generally fixed on a per unit basis.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2017 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the year ended June 30, 2016 totaled $10,397,863 compared to $9,620,807 for the year ended June 30, 2015. The $777,056 increase in SG&A expense versus the prior year was primarily due to the expenses associated with the newly acquired DuPont Pioneer business and the related increase in personnel and related costs to accommodate the growth in operations. As a percentage of revenue, SG&A expenses were 10.8% in the current year compared to 11.8% in the year ended June 30, 2015.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2016 totaled $2,764,358 compared to $1,890,234 in the year ended June 30, 2015. The increase of $874,124 from 2015 to 2016 was primarily driven by additional research and development activities in connection with the DuPont Pioneer Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2016 was $3,185,126 compared to $2,179,638 for the year ended June 30, 2015. Included in the amount was amortization expense for intangible assets, which totaled $2,239,099 in the year ended June 30, 2016 and $1,600,360 in the year ended June 30, 2015. The $1,005,488 increase in depreciation and amortization expense over the prior year is primarily driven by depreciation and amortization of assets acquired from DuPont Pioneer as the prior year included only six months of expense versus a full twelve months in the current fiscal year.

Impairment Expense

During the year ended June 30, 2016, we did not record an impairment charge, whereas, we recorded an impairment charge of $500,198 during the year ended June 30, 2015. The 2015 impairment charge related to the carrying value of certain farmland-related assets that were deemed in excess of net realizable value. These farmland assets were sold in March 2015, and an additional loss on disposal of $24,646 was recorded during the year ended June 30, 2015.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $226,529 for the year ended June 30, 2016 compared to a loss of $159,763 for the year ended June 30, 2015. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $1,903,900 in the year ended June 30, 2016 compared to a loss of $1,396,000 in the year ended June 30, 2015. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014. The decrease is driven by a $0.52 decrease in the closing stock price at June 30, 2016 from June 30, 2015; coupled with the decrease in time to maturity, partially offset by a decrease in the exercise price of the warrants from $5.00 to $4.53.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $55,092 and $74,000 charges to non-cash change in contingent consideration obligations expense for the years ended June 30, 2016 and 2015, respectively; represent the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The fair value of the contingent consideration obligations are expected to increase each quarter until the end of the earn-out measurement period.

Loss on Equity Method Investment

Loss on equity method investment totaled $294,197 for the year ended June 30, 2016. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2016 was $3,899,739 compared to $2,934,164 for the year ended June 30, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease. The year ended June 30, 2016 includes $305,269 of accelerated amortization expense as a result of the $2,830,049 of accelerated principal payments made on the convertible debentures during the current year. The year ended June 30, 2015 includes $1,146,090 of accelerated amortization expense as a result of the $5,000,000 early principal redemption of the convertible debentures. We expect to incur $1,009,146 of amortization of debt discount during fiscal 2017.

Interest Expense - Convertible Debt and Other

Interest expense during the year ended June 30, 2016 totaled $2,086,005 compared to $1,831,057 for the year ended June 30, 2015. Interest expense for fiscal 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank, NAB and Wells Fargo. The $254,948 increase in interest expense in fiscal 2016 is primarily driven by $224,284 of interest on the convertible debentures, and $150,000 on the DuPont Pioneer Note, all of which were issued on December 31, 2014, partially offset by a $119,336 decrease in interest expense attributed to lower levels of working capital resulting in less borrowings on the working capital facilities.

Benefit from Income Taxes

Income tax benefit totaled $2,403,379 for the year ended June 30, 2016 compared to income tax benefit of $845,979 for the fiscal year ended June 30, 2015. Our effective tax rate was 117.9% during the year ended June 30, 2016 compared to 21.1% in fiscal 2015. The increase in our effective tax rate benefit for the year ended June 30, 2016 was primarily attributable to a tax benefit recorded during the second quarter of fiscal year 2016 related to a foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We had previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal year 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit in the second quarter of fiscal year 2016 as the inter-company loan was denominated in Australian dollars and had devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The increase in our effective tax rate benefit for the year ended June 30, 2016 was also attributed to the tax benefit associated with the change in the valuation of our warrants. The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had net income of $365,227 for the year ended June 30, 2016 compared to a net loss of $3,163,127 for the year ended June 30, 2015. The net income improvement of $3,528,354 in Fiscal 2016 over the net loss incurred in the prior year was attributable primarily to the increase in gross profit dollars, the gain from the change in fair value of the derivative warrant liability, and the benefit from income taxes discussed above, partially offset by increases in research and development expenses and depreciation and amortization. The net income per basic and diluted common share was $0.02 for the year ended June 30, 2016 compared to net loss per basic and diluted share of $(0.25) for the year ended June 30, 2015.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter.

Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our California contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2016, we paid our California growers from our non-dormant business approximately 50% in October 2015 and the balance in February 2016. The grower base acquired in the DuPont Pioneer Acquisition is paid on a schedule similar to our historical North American grower base. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer acquisition, which substantially increased our production and therefore our working capital demands, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the progressive payment schedule of our North American grower base.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer, which is our largest customer, is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, one in each of the first, third and fourth fiscal quarters. Our future revenue and cash collections pertaining to the production and distribution agreements with DuPont Pioneer are expected to provide us with greater predictability, as sales to DuPont Pioneer are expected to be primarily concentrated in our second, third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-April time period.

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

In the last two fiscal years, we have consummated the following equity and debt financings:

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

On November 23, 2015, we completed a private placement transaction with our largest shareholder, MFP Partners, L.P. ("MFP"). In this financing, we sold 1,180,722 shares of our common stock at $4.15 per share for gross proceeds of $4,899,996. The proceeds were used, in part, to partially redeem our outstanding 8% Senior Secured Convertible Debentures issued in December 2014, as well as for working capital and general corporate purposes.

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

During the past two fiscal years, we have maintained credit facilities with Wells Fargo, which we then replaced with KeyBank in September 2015 as follows:

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

At June 30, 2016, we were in compliance with all KeyBank debt covenants.

At June 30, 2016, we had outstanding $7,849,754 in principal amount of the convertible debentures. As of September 15, 2016, we have $5,019,704 principal outstanding on the convertible debentures. We expect the debentures will be fully retired by March 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB").

The current facility with NAB, referred to as the "2016 NAB Facilities", was amended as of March 30, 2016 and expires on March 30, 2018. As of June 30, 2016, AUD $7,483,062 (USD $5,568,072) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $729,208 at June 30, 2016) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,929,080 at June 30, 2016).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2016, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 4.97% calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2016, the Overdraft Facility accrued interest at approximately 6.87% calculated daily.

For both the Overdraft Facility and the Trade Refinance Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Trade Refinance Facility and the Overdraft Facility upon the occurrence of an event of default). The 2016 NAB Facilities contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $483,659 at June 30, 2016). The limit was subsequently increased to AUD $800,000 (USD $595,272 at June 30, 2016) in April 2016. NAB and SGI also entered into a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,200,000 (USD $892,920 at June 30, 2016). In February 2016 the "Keith Machinery and Equipment Facility" was restructured to include 3 equipment loans. The current outstanding balance on these loans are;

(1)   AUD $873,201 (USD $649,740 at June 30, 2016) at an interest rate of 4.99%, expiring in March 2021.

(2)   AUS $50,926 (USD $37,894 at June 30, 2016) at an interest rate of 5.04%, expiring in February 2021.

(3)   AUS $24,371 (USD $18,134 at June 30, 2016) at an interest rate of 4.98%, expiring in March 2021.

The balance of AUD $421,851 (USD $313,895 at June 30, 2016) is still available for future use under the Keith Credit Facilities.

The Keith Building Loan and the Keith Machinery and Equipment Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,488,180 at June 30, 2016). The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.045% as of June 30, 2016).

Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down additional amounts up to the maximum of AUD $271,851 (USD $202,281 at June 30, 2016) for periods of up to 180 days. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At June 30, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $483,659 at June 30, 2016), and the principal balance on the remaining Keith Machinery and Equipment Facility (excluding the equipment loans) was AUD $0 (USD $0).

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2016 and 2015:

	Years Ended
	June 30,
	2016	2015
Cash flows from operating activities	$6,714,982	$11,112,350
Cash flows from investing activities	(3,875,644)	(31,189,676)
Cash flows from financing activities	567,374	22,405,272
Effect of exchange rate changes on cash	(37,670)	40,009
Net increase in cash and cash equivalents	3,369,042	2,367,955
Cash and cash equivalents, beginning of period	3,535,458	1,167,503
Cash and cash equivalents, end of period	$6,904,500	$3,535,458

Operating Activities

For the year ended June 30, 2016, operating activities provided $6,714,982 in cash. Net income plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $3,868,629 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows generated $2,846,353. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in inventory balances of $3,561,808, partially offset by an increase in accounts receivable balances of $1,007,637.

For the year ended June 30, 2015, operating activities provided $11,112,350 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $3,587,636 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows generated $7,524,714. The increase in cash from changes in operating assets and liabilities was primarily driven by decreases in inventory balances of $21,308,005, partially offset by an increase in accounts receivable balances of $4,391,780 and reduction of payables of $11,014,912.

Investing Activities

Investing activities during the year ended June 30, 2016 used $3,875,644 in cash. The acquisition of SV Genetics (the "SV Genetics Acquisition") accounted for $1,000,000 of the cash used in investing activities and $2,612,794 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia and a build out of a new research and development facility in Nampa, Idaho.

Investing activities during the year ended June 30, 2015 used $31,189,676 in cash. The acquisition of DuPont Pioneer (the "DuPont Pioneer Acquisition") accounted for $36,688,881 of the cash used in investing activities, proceeds from the March 2015 sale of the Calipatria (Imperial Valley) farmland provided $7,100,000 and $1,595,813 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia.

Financing Activities

Financing activities during the year ended June 30, 2016 provided $567,374 in cash. In February 2016, we completed a rights offering of common stock offered to holders of common stock, convertible debentures and warrants and an accompanying contractual participation rights offering made to the holders of the convertible debentures. We also completed a private placement of common stock in November 2015. These equity financings collectively raised net proceeds of $13.3 million in cash. We also had net borrowings of $3.0 million on our lines of credit and made $14.1 million of redemptions on our convertible debentures as well as $2.1 million of other debt payments.

Financing activities during year ended June 30, 2015 provided $22,405,272 in cash. The convertible debt offering consummated concurrently with the DuPont Pioneer Acquisition provided gross proceeds of $27,000,000, less $1,931,105 of debt issuance costs. The equity offering that closed concurrently with the DuPont Pioneer Acquisition provided net proceeds of $4,161,937, consisting of $4,658,400 in gross proceeds and $496,463 of related fees. We used the proceeds from the sale of our Calipatria farmland to pay off the Term Loan with Wells Fargo and to redeem $5,000,000 in principal amount (and accrued interest thereon) of convertible debentures.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2016.

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

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 - Summary of Significant Accounting Policies of the footnotes to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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
Fresno, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California
September 15, 2016

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,904,500	$3,535,458
Accounts receivable, net	27,619,599	26,728,741
Inventories, net	21,846,130	25,521,747
Prepaid expenses and other current assets	1,218,280	797,199
Deferred tax assets	-	286,508
TOTAL CURRENT ASSETS	57,588,509	56,869,653

Property, plant and equipment, net	13,121,699	11,476,936
Intangibles, net	36,485,209	38,004,916
Goodwill	10,292,265	9,630,279
Deferred tax assets	7,279,923	4,060,156
Other assets	2,237,380	2,301,127
TOTAL ASSETS	$127,004,985	$122,343,067

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,303,877	$13,722,900
Accounts payable - related parties	396,027	1,128,630
Deferred revenue	509,857	525,530
Accrued expenses and other current liabilities	2,385,160	1,802,819
Foreign exchange contract liabilities	-	59,116
Lines of credit	16,687,473	13,755,800
Current portion of long-term debt	275,094	2,223,465
Current portion of convertible debt, net	6,840,608	9,265,929
TOTAL CURRENT LIABILITIES	41,398,096	42,484,189

Contingent consideration obligations	2,268,416	2,078,000
Long-term debt, less current portion	11,114,333	10,682,072
Convertible debt, net, less current portion	-	8,777,041
Derivative warrant liabilities	4,354,100	6,258,000
Other non-current liabilities	108,596	188,160

TOTAL LIABILITIES	59,243,541	70,467,462

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
17,086,111 issued and 17,061,111 outstanding at June 30, 2016;
13,479,101 issued and 13,454,101 outstanding at June 30, 2015;	17,086	13,479
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	78,282,461	62,072,379
Accumulated deficit	(4,614,244)	(4,979,471)
Accumulated other comprehensive loss	(5,789,663)	(5,096,586)
TOTAL STOCKHOLDERS' EQUITY	67,761,444	51,875,605
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,004,985	$122,343,067

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2016	2015

Revenue	$96,044,254	$81,208,903

Cost of revenue	77,653,646	64,607,502

Gross profit	18,390,608	16,601,401

Operating expenses
Selling, general and administrative expenses	10,397,863	9,620,807
Research and development expenses	2,764,358	1,890,234
Depreciation and amortization	3,185,126	2,179,638
Impairment charges	-	500,198
Disposal of property, plant and equipment (gain) loss	(153)	24,646

Total operating expenses	16,347,194	14,215,523

Income from operations	2,043,414	2,385,878

Other expense
Foreign currency (gain) loss	(226,529)	159,763
Change in derivative warrant liabilities	(1,903,900)	1,396,000
Change in contingent consideration obligations	55,092	74,000
Loss on equity method investment	294,197	-
Gain on sale of marketable securities	(123,038)	-
Interest expense - amortization of debt discount	3,899,739	2,934,164
Interest expense - convertible debt and other	2,086,005	1,831,057

Loss before income taxes	(2,038,152)	(4,009,106)
Benefit from income taxes	(2,403,379)	(845,979)
Net income (loss)	$365,227	$(3,163,127)

Net income (loss) per common share:
Basic	$0.02	$(0.25)
Diluted	$0.02	$(0.25)

Weighted average number of common shares outstanding:
Basic	14,936,311	12,785,450
Diluted	14,936,311	12,785,450

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	June 30,
	2016	2015

Net income (loss)	$365,227	$(3,163,127)

Foreign currency translation adjustment, net of income taxes	(693,077)	(3,427,819)

Comprehensive loss	$(327,850)	$(6,590,946)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2014	11,665,093	$11,666		(25,000)	$(134,196)	$55,121,876	$(1,816,344)	$(1,668,767)	$51,514,235

Stock-based compensation - options, restricted stock, and RSUs	-	-		-	-	896,882	-	-	896,882
Common stock issued for exercise of options	291,559	291		-	-	1,079,708	-	-	1,079,999
Net issuance to settle RSUs	36,454	36		-	-	(79,878)	-	-	(79,842)
Cancellation of restricted shares for withholding taxes	(8,005)	(8)		-	-	(34,652)	-	-	(34,660)
Proceeds from sale of common stock, net of fees and expenses	1,294,000	1,294		-	-	4,160,643	-	-	4,161,937
Common stock issued for additional minority interest investment in Bioceres	200,000	200		-	-	927,800	-	-	928,000
Other comprehensive loss	-	-		-	-	-	-	(3,427,819)	(3,427,819)
Net loss	-	-		-	-	-	(3,163,127)	-	(3,163,127)
Balance, June 30, 2015	13,479,101	$13,479		(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Balance, June 30, 2015	13,479,101	$13,479		(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-		-	-	1,190,126	-	-	1,190,126
Beneficial conversion feature	-	-		-	-	871,862	-	-	871,862
Net issuance to settle RSUs	60,933	61		-	-	(109,258)	-	-	(109,197)
Proceeds from sale of common stock, net of fees and expenses	3,306,404	3,306		-	-	13,249,982	-	-	13,253,288
Common stock issued for exercise of options	14,585	15		-	-	57,595	-	-	57,610
Common stock issued in acquisition	225,088	225		-	-	949,775	-	-	950,000
Other comprehensive loss	-	-		-	-	-	-	(693,077)	(693,077)
Net income	-	-		-	-	-	365,227	-	365,227
Balance, June 30, 2016	17,086,111	$17,086	-	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$365,227	$(3,163,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	1,190,126	896,882
Change in allowance for doubtful accounts	16,700	83,039
Impairment charges	-	500,198
Depreciation and amortization	3,185,126	2,179,638
(Gain) loss on disposal of property, plant and equipment	(153)	24,646
Change in deferred tax asset	(2,721,746)	(1,402,397)
Change in foreign exchange contracts	(56,264)	64,593
Change in derivative warrant liabilities	(1,903,900)	1,396,000
Change in contingent consideration obligations	55,092	74,000
Amortization of debt discount	3,899,739	2,934,164
Intercompany foreign exchange gain	(332,477)	-
Gain on sale of marketable securities	(123,038)	-
Loss on equity method investment	294,197	-
Changes in operating assets and liabilities, net:
Accounts receivable	(1,007,637)	(4,391,780)
Inventories	3,561,808	21,308,005
Prepaid expenses and other current assets	(201,236)	(318,479)
Other non-current assets	(101,368)	341,985
Accounts payable	767,328	(11,158,693)
Accounts payable - related parties	(718,432)	143,781
Deferred revenue	(15,933)	242,250
Accrued expenses and other current liabilities	588,169	1,349,332
Other non-current liabilities	(26,346)	8,313
Net cash provided by operating activities	6,714,982	11,112,350

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,612,794)	(1,595,813)
Proceeds from disposal of property, plant and equipment	53,150	7,100,000
Acquisition of business	(1,000,000)	(36,688,881)
Investment in Bioceres	-	(4,982)
Purchase of marketable securities	(316,000)	-
Sale of marketable securities	439,038	-
Equity method investment	(439,038)	-
Net cash used in investing activities	(3,875,644)	(31,189,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	13,253,288	4,161,937
Net proceeds from exercise of common stock options	57,610	1,079,999
Taxes paid related to net share settlements of stock-based compensation awards	(109,197)	(114,502)
Borrowings and repayments on lines of credit, net	3,021,538	(766,673)
Proceeds from sale of convertible debt and warrants	-	27,000,000
Borrowings of long-term debt	573,447	509,702
Debt issuance costs	-	(1,931,105)
Repayments of long-term debt	(2,124,584)	(2,488,567)
Repayments of convertible debt	(14,104,728)	(5,045,519)
Net cash provided by financing activities	567,374	22,405,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37,670)	40,009

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,369,042	2,367,955

CASH AND CASH EQUIVALENTS, beginning of the period	3,535,458	1,167,503

CASH AND CASH EQUIVALENTS, end of period	$6,904,500	$3,535,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,085,544	$1,491,348
Income taxes	452,933	210,112

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

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including in December 31, 2014, when the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities ("the Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

Most recently, in May 2016, the Company acquired the assets and business of SV Genetics, a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents the Company's initial effort to diversify its product portfolio beyond alfalfa seed and stevia.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 54% of its revenue for the year ended June 30, 2016 and two customers accounted for 49% of its revenue for the year ended June 30, 2015.

One customer accounted for 35% of the Company's accounts receivable at June 30, 2016. Three customers accounted for 53% of the Company's accounts receivable at June 30, 2015.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 55% and 59% of revenue during the years ended June 30, 2016 and 2015, respectively. The net book value of fixed assets located outside the United States was 17% and 11% of total assets at June 30, 2016 and June 30, 2015, respectively. Cash balances located outside of the United States may not be insured and totaled $1,923,290 and $1,039,326 at June 30, 2016 and June 30, 2015, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2016		2015
United States	$42,816,013	45%	$33,078,838	41%
Saudi Arabia	31,546,833	33%	26,064,276	32%
Mexico	4,529,131	5%	4,968,234	6%
Sudan	4,267,752	4%	2,851,855	4%
Argentina	2,586,360	3%	2,918,755	4%
Peru	2,056,261	2%	887,855	1%
Australia	1,397,275	1%	542,051	1%
Algeria	1,143,630	1%	217,099	0%
Libya	937,330	1%	3,002,480	4%
Other	4,763,669	5%	6,677,460	7%
Total	$96,044,254	100%	$81,208,903	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $177,295 and $155,595 at June 30, 2016 and June 30, 2015, respectively.

Inventories

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

Components of inventory are:

	June 30,	June 30,
	2016	2015
Raw materials and supplies	$241,268	$276,339
Work in progress and growing crops	3,120,485	5,415,402
Finished goods	18,484,377	19,830,006
	$21,846,130	$25,521,747

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 7-28 years for buildings, 3-20 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 2-20 for other intangible assets. The weighted average estimated useful lives are 24 years for technology/IP/germplasm, 18 years for customer relationships and trade names and 19 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in May 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company changed its reporting structure in May 2016 which resulted in a change from its United States and Australian reporting units to one company-wide reporting unit. Due to the qualitative factor of the change in the Company's reporting units, the Company performed quantitative goodwill impairment tests of its United States and Australian reporting units immediately prior to the change and a quantitative goodwill impairment test of its company-wide reporting unit immediately after the change and determined goodwill was not impaired. Additionally, the Company performed a qualitative assessment of goodwill at June 30, 2016 and 2015 and determined it was more likely than not goodwill was not impaired.

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

Loss on equity method investment totaled $294,197 for the year ended June 30, 2016. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2016 or June 30, 2015.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At June 30, 2016, the fair value and carrying value of the convertible debentures was $7,829,671 and $6,840,608 respectively. At June 30, 2015, the fair value and carrying value of the convertible debentures was $21,828,653 and $18,042,970 respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$49,808	$-
Contingent consideration obligations	-	-	2,268,416
Derivative warrant liabilities	-	-	4,354,100
Total	$-	$49,808	$6,622,516

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$59,116	$-
Contingent consideration obligation	-	-	2,078,000
Derivative warrant liabilities	-	-	6,258,000
Total	$-	$59,116	$8,336,000

The Company issued contingent consideration obligations of $135,245 during the year ended June 30, 2016 and recognized a loss of $55,092 related to contingent consideration obligations in the consolidated statement of operations for the year ended June 30, 2016. The Company recognized a gain of $1,903,900 related to derivative warrant liabilities in the consolidated statement of operations during the year ended June 30, 2016.

The Company issued contingent consideration obligations of $2,004,000 during the year ended June 30, 2015 and recognized a loss of $74,000 related to contingent consideration obligations in the consolidated statement of operations for the year ended June 30, 2015. The Company issued derivative warrant liabilities of $4,862,000 during the year ended June 30, 2015 and recognized a loss of $1,396,000 related to derivative warrant liabilities in the consolidated statement of operations during the year ended June 30, 2015.

There were no transfers in or out of Level 3 during the years ended June 30, 2016 and 2015.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period. The reclassifications had no effect on net income (loss), cash flows or stockholders' equity.

Recently Adopted and Issued Accounting Pronouncements

Adopted

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This standard requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. ASU 2015-17 also provides for early adoption for all entities as of the beginning of an annual period. The Company has elected to early adopt ASU 2015-17 and presented all of its deferred tax assets and liabilities as non-current for the year ended June 30, 2016. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a prospective basis and the June 30, 2015 consolidated balance sheet was not retrospectively adjusted.

Issued

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016- 09"). This standard was issued as part of the FASB's Simplification Initiative that involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance.  Early adoption is permitted in any interim or annual period.  The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (``ASU 2014-09''). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date that defers the effective date of ASU 2014-09 for all public business entities by one year. As a result, ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period.

Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

NOTE 3 - BUSINESS COMBINATIONS

DuPont Pioneer Acquisition

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to increase the principal amount of the Seller note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following the acquisition. The fair value of the contingent consideration arrangement at the acquisition date was $2,004,000. The fair value of the contingent consideration was estimated using a probability-weighted cash flow model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 24% present value discount factor and probability adjusted revenue assumptions based on the number of expected units produced. As of June 30, 2016, the estimated fair value of the contingent consideration is $2,133,092. The values and useful lives of the acquired DuPont Pioneer intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

Distribution agreement	20	$7,690,000
Production agreement	3	670,000
Grower relationships	10	76,000
Technology/IP - germplasm	30	13,340,000
Technology/IP - seed varieties	15	5,040,000
Total identifiable intangible assets		$26,816,000

The Company incurred $863,048 of acquisition costs associated with the DuPont Pioneer Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations during the year ended June 30, 2015. The newly acquired business generated revenue of approximately $40.4 million during the year ended June 30, 2016.

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

SV Genetics Acquisition

On May 26, 2016, the Company purchased the assets and business of SV Genetics Pty Ltd ("SV Genetics"), a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm. The acquisition expanded and diversified its product offerings and provided access to new distribution channels.

The SV Genetics Acquisition was consummated pursuant to the terms of an asset acquisition agreement (the "SV Genetics Acquisition Agreement").

As consideration for the SV Genetics Acquisition, S&W paid the following amounts at Closing: $1.0 million in cash and 225,088 shares of the Company's common stock. The fair value of the shares of the Company's common stock was determined based on the closing market price of the Company's common stock on the acquisition date and a 5% discount because of the lack of marketability that market participants would consider when estimating the fair value of the common stock issued. The SV Genetics Acquisition Agreement further provides for a potential earn-out payment of up to $3.3 million, payable in cash or the Company's common stock, in the sole discretion of the Company, based on the acquired business achieving 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. Any earn-out payment, if paid in stock, will be based upon the trailing VWAP on the day immediately preceding the payment of the earn-out. The earn-out payment, if any, will be made in September 2019.

The SV Genetics Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the SV Genetics Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of May 26, 2016:

May 26, 2016
Accounts receivable	$37,888
Inventory	150,000
Liabilities assumed	(16,901)
Property, plant and equipment	45,273
Technology/IP - germplasm	479,000
Technology/IP - seed varieties	57,000
Customer relationships	462,000
Trade name	45,000
Non-compete agreements	30,000
Goodwill	796,064
Total acquisition cost allocated	$2,085,324

The acquisition-date fair value of the consideration transferred consisted of the following:

May 26, 2016
Cash	$1,000,000
Restricted stock consideration	950,000
Contingent earn-out	135,324
$2,085,324

The excess of the purchase price over the fair value of the net assets acquired, amounting to $796,064, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business and the technology / germplasm. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the with-and-without method. The contingent consideration requires the Company to pay up to an additional $3.3 million, if the acquired business achieves 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. The fair value of the contingent consideration arrangement at the acquisition date was $135,324. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 40.0% present value discount factor and an underlying net income volatility of 87.9%. As of June 30, 2016, the estimated fair value of the contingent consideration remained at $135,324. The values and useful lives of the acquired SV Genetics intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Technology/IP - germplasm	25	$479,000
Technology/IP - seed varieties	15	57,000
Customer relationships	10	462,000
Trade name	10	45,000
Non-compete agreements	5	30,000
Total identifiable intangible assets		$1,073,000

The Company incurred $140,372 of acquisition costs associated with the SV Genetics Acquisition that have been recorded in selling, general and administrative expenses on the consolidated statement of operations during the year ended June 30, 2016. The newly acquired business generated revenue of $2,597 during the year ended June 30, 2016.

The following unaudited pro forma financial information presents results as if the DuPont Pioneer Acquisition occurred on July 1, 2013 and the SV Genetics Acquisition occurred on July 1, 2014.

	Years Ended
	June 30,
(Unaudited)	2016	2015
Revenue	$96,333,863	$91,441,565
Net income (loss)	$374,074	$(3,477,239)
Net income (loss) per basic and diluted share	$0.02	$(0.25)

The primary adjustments to pro forma net income for the year ended June 30, 2016 include: (i) the elimination of acquisition related charges of $140,372; (ii) amortization of acquired intangibles of $73,022; (iii) depreciation of acquired property, plant and equipment of $8,681; and (iv) adjustments to reflect the additional income tax benefit at a combined effective tax rate of 117.9%. The primary adjustments to pro forma net loss for the year ended June 30, 2015 include: (i) the reduction of DuPont Pioneer historical revenue to reflect the shift from end customer to wholesale pricing; (ii) the reduction of cost of revenue to remove DuPont Pioneer's historical sales incentives included in cost of sales; (iii) the elimination of acquisition and financing related charges of $1,290,927; (iv) amortization of acquired intangibles of $777,710; (v) depreciation of acquired property, plant and equipment of $231,354; (vi) additional interest expense on the convertible notes issued concurrent with the acquisition, including non-cash amortization of debt issuance costs and accretion of debt discount of $3,097,299; (vii) additional interest expense of $150,000 for the Pioneer Note included in total consideration for the DuPont Pioneer Acquisition; and (viii) adjustments to reflect the additional income tax expense assuming a combined effective tax rate of 21.1%.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the years ended June 30, 2016 and 2015, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	June 30, 2016
Goodwill	$9,630,279	$796,064	$(134,078)	$10,292,265

	Balance at		Foreign Currency	Balance at
	July 1, 2014	Additions	Translation	June 30, 2015
Goodwill - United States	$1,402,000	$5,353,317	$-	$6,755,317
Goodwill - Australia	3,537,462	-	(662,500)	2,874,962
	$4,939,462	$5,353,317	$(662,500)	$9,630,279

Intangible assets consist of the following:

				Foreign
	Balance at			Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	June 30, 2016
Intellectual property	$4,805,951	$-	$(127,890)	$(225,308)	$4,452,753
Trade name	1,377,840	45,000	(82,208)	(11,846)	1,328,786
Technology/IP	924,107	-	(248,025)	-	676,082
Non-compete	301,354	30,000	(125,815)	(6,540)	198,999
GI customer list	93,131	-	(7,164)	-	85,967
Grower relationships	2,183,485	-	(120,481)	(98,980)	1,964,024
Supply agreement	1,304,679	-	(75,632)	-	1,229,047
Customer relationships	968,619	462,000	(60,314)	(10,934)	1,359,371
Distribution agreement	7,497,750	-	(384,497)	-	7,113,253
Production agreement	558,334	-	(223,332)	-	335,002
Technology/IP - germplasm	13,117,666	479,000	(446,857)	-	13,149,809
Technology/IP - seed varieties	4,872,000	57,000	(336,884)	-	4,592,116
	$38,004,916	$1,073,000	$(2,239,099)	$(353,608)	$36,485,209

				Foreign
	Balance at			Currency	Balance at
	July 1, 2014	Additions	Amortization	Translation	June 30, 2015
Intellectual property	$6,246,572	$-	$(295,844)	$(1,144,777)	$4,805,951
Trade name	1,521,864	-	(83,830)	(60,194)	1,377,840
Technology/IP	1,043,067	-	(118,960)	-	924,107
Non-compete	471,768	-	(132,353)	(38,061)	301,354
GI customer list	100,295	-	(7,164)	-	93,131
Grower relationships	2,744,164	76,000	(133,770)	(502,909)	2,183,485
Supply agreement	1,380,311	-	(75,632)	-	1,304,679
Customer relationships	1,082,730	-	(58,557)	(55,554)	968,619
Distribution agreement	-	7,690,000	(192,250)	-	7,497,750
Production agreement	-	670,000	(111,666)	-	558,334
Technology/IP - germplasm	-	13,340,000	(222,334)	-	13,117,666
Technology/IP - seed varieties	-	5,040,000	(168,000)	-	4,872,000
	$14,590,771	$26,816,000	$(1,600,360)	$(1,801,495)	$38,004,916

Amortization expense totaled $2,239,099 and $1,600,360 for the years ended June 30, 2016 and 2015, respectively. Estimated aggregate remaining amortization is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$2,304,451	$2,128,675	$1,964,285	$1,964,285	$1,963,885	$26,159,628

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2016	2015

Land and improvements	$2,908,501	$2,247,379
Buildings and improvements	6,192,522	5,439,712
Machinery and equipment	4,781,586	3,520,168
Vehicles	1,080,354	940,627
Construction in progress	778,528	1,113,137
Total property, plant and equipment	15,741,491	13,261,023

Less: accumulated depreciation	(2,619,792)	(1,784,087)

Property, plant and equipment, net	$13,121,699	$11,476,936

Depreciation expense totaled $946,027 and $579,278 for the years ended June 30, 2016 and 2015, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	June 30, 2016	June 30, 2015
Working capital lines of credit
KeyBank	$12,308,828	$-
Wells Fargo	-	10,000,000
National Australia Bank Limited	4,378,645	3,755,800
Total working capital lines of credit	16,687,473	13,755,800

Current portion of long-term debt
Term loan - Ally	-	8,994
Keith facility (building loan) - National Australia Bank Limited	37,205	-
Keith facility (machinery & equipment loan) - National Australia Bank Limited	137,889	154,657
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - SGI selling shareholders	-	2,000,000
Debt discount - SGI	-	(40,186)
Total current portion	275,094	2,223,465

Long-term debt, less current portion
Term loan - Ally	-	15,590
Keith facility (building loan) - National Australia Bank Limited	446,454	466,482
Keith facility (machinery & equipment loan) - National Australia Bank Limited	567,879	-
Unsecured subordinate promissory note - related party	100,000	200,000
Promissory note - Dupont Pioneer	10,000,000	10,000,000
Total long-term portion	11,114,333	10,682,072
Total debt	$11,389,427	$12,905,537

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

The KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company shall maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which shall provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at June 30, 2016. The outstanding balance on the KeyBank Credit Facility was $12,308,828 at June 30, 2016.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $200,000 at June 30, 2016.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of USD $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note was non-interest bearing. Since the note was non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $40,185 and $52,570 for the years ended June 30, 2016 and 2015, respectively. The SGI Note was paid down to $150,000 on March 31, 2016 and the remaining balance was paid in full on April 1, 2016.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with NAB. The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2016 and expires on March 30, 2018. As of June 30, 2016, AUD $7,483,062 (USD $5,568,072) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $729,208 at June 30, 2016) and a trade refinance facility (the "Trade Refinance Facility"), having a credit limit of AUD $12,000,000 (USD $8,929,080 at June 30, 2016).

The Trade Refinance Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2016, the Trade Refinance Facility accrued interest on Australian dollar drawings at approximately 4.97% calculated daily. The Trade Refinance Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2016, the Overdraft Facility accrued interest at approximately 6.87% calculated daily.

For both the Overdraft Facility and the Trade Refinance Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Trade Refinance Facility and the Overdraft Facility upon the occurrence of an event of default). The 2016 NAB Facilities contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements.

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $483,659 at June 30, 2016). The limit has subsequently been increased to AUD $800,000 (USD $595,272) in April 2016, and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,200,000 (USD $892,908 at June 30, 2016). In February 2016 the "Keith Machinery and Equipment Facility" was restructured to include 3 equipment loans;

(1)   AUD $873,201 (USD $649,740 at June 30, 2016) at an interest rate of 4.99%, expiring in March 2021.

(2)   AUS $50,926 (USD $37,894 at June 30, 2016) at an interest rate of 5.04%, expiring in February 2021.

(3)   AUS $24,371 (USD $18,134 at June 30, 2016) at an interest rate of 4.98%, expiring in March 2021.

The balance of AUD $421,851 (USD $313,895 at June 30, 2016) is still available for future use under the Keith Credit Facilities.

The Keith Building Loan and the Keith Machinery and Equipment Facility, collectively referred to as the Keith Credit Facilities, have a combined maximum credit amount of AUD $2,000,000 (USD $1,488,180 at June 30, 2016). The Keith Credit Facilities are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.045% as of June 30, 2016). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility permits SGI to draw down additional amounts up to the maximum of AUD $271,851 (USD $202,282 at June 30, 2016) for periods of up to 180 days, in SGI's discretion, provided the term is consistent with SGI's trading terms. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property. At June 30, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $483,659).

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2017	$275,094
2018	10,300,740
2019	230,466
2020	238,247
2021	188,620
Thereafter	156,260
Total	$11,389,427

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

During the quarter ended March 31, 2016, the Company accelerated three redemption payments totaling $2,830,049.

Taking into account the accelerated redemption payments, the final payment on the Debentures will be March 1, 2017.

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	June 30, 2016	June 30, 2015
Current portion of convertible debt, net
Senior secured convertible notes payable	$7,849,754	$11,274,678
Debt discount	(1,009,146)	(2,008,749)
Total current portion	6,840,608	9,265,929

Convertible debt, net, less current portion
Senior secured convertible notes payable	-	10,679,804
Debt discount	-	(1,902,763)
Total long-term portion	-	8,777,041
Total convertible debt, net	$6,840,608	$18,042,970

As of June 30, 2016, the scheduled principal payments on the Debentures are as follows:

Fiscal Year	Amount

2017	$7,849,754
Thereafter	-
Total	$7,849,754

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015. As of June 30, 2016, the remaining outstanding Debentures were potentially convertible into 1,695,411 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At June 30, 2016 and 2015, the fair value of the Warrants was estimated at $4,354,100 and $6,258,000, respectively. The Warrants were valued at June 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.0 years, (ii) volatility of 49.9%, (iii) risk-free interest rate of 0.86% and (iv) dividend rate of zero. The Warrants were valued at June 30, 2015 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 5.0 years, (ii) volatility of 52.8%, (iii) risk-free interest rate of 1.63% and (iv) dividend rate of zero.

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

NOTE 8 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2016	2015

United States	$(2,847,980)	$(5,442,948)
Foreign	809,828	1,433,842
Loss before income taxes	$(2,038,152)	$(4,009,106)

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2016	2015
Current:
Federal	$108,075	$42,453
State	(1,953)	14,528
Foreign	208,491	519,910
Total current provision	314,613	576,891
Deferred:
Federal	(2,753,271)	(1,146,961)
State	(33,942)	(192,907)
Foreign	69,221	(83,002)
Total deferred provision (benefit)	(2,717,992)	(1,422,870)
(Benefit) provision for income taxes	$(2,403,379)	$(845,979)

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2016	2015
Tax expense (benefit) at statutory tax rate	$(692,971)	$(1,363,097)
State taxes (benefit), net of federal tax (benefit)	(22,697)	(115,851)
Stock compensation	146,271	104,090
Mark to market on financial instruments	(647,326)	474,640
Warrant financing costs	-	145,479
Other permanent differences	53,880	29,161
Federal and state research credits - current year	(97,881)	(59,233)
Foreign currency loss on intercompany note	(1,095,906)	-
Foreign rate differential	(37,617)	(58,756)
Other	(9,132)	(2,412)
	$(2,403,379)	$(845,979)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the projections for the taxable income and planning strategies, the Company has determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of June 30, 2016 or 2015.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$6,744,515	$4,124,109
Stock compensation	373,738	275,027
Tax credit carry forwards	238,405	140,524
Other, net	446,892	475,120
Total deferred tax assets	7,803,550	5,014,780
Deferred tax liabilities
Intangible assets	(49,499)	(70,911)
Fixed assets	(484,493)	(660,609)
Total deferred tax liabilities	(533,992)	(731,520)

Net deferred tax assets	$7,269,558	$4,283,260

As of June 30, 2016, the Company had federal and state net operating loss carry forwards of approximately $18,260,027 and $7,256,901, respectively, which will begin to expire June 30, 2031, unless previously utilized. The Company has federal research credits of $221,846 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $167,839 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire.

As of June 30, 2016, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $3,640,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any potential unrecognized deferred income tax liability is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2016 and 2015. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 9 - WARRANTS

The following table summarizes the total warrants outstanding at June 30, 2016:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2015	New Issuances	Expired	of June 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The following table summarizes the total warrants outstanding at June 30, 2015:

		Exercise Price		Outstanding			Outstanding
		Per Share /	Expiration	as of June 30,			as of June 30,
	Issue Date	Unit	Date	2014	New Issuances	Expired	2015

Class B warrants	May 2010	$11.00	May 2015	1,421,000	-	(1,421,000)	-
Underwriter warrants - units	May 2010	$13.20	May 2015	119,000	-	(119,000)	-
Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$5.00	Jun 2020	-	2,699,999	-	2,699,999
				1,590,000	2,699,999	(1,540,000)	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $8,630,000 at June 30, 2016 and their maturities range from July 2016 to December 2016.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $49,808 at June 30, 2016 compared to foreign currency contract liabilities of $59,116 at June 30, 2015. The Company recorded a loss on foreign exchange contracts of $271,754 and a loss of $469,738, which is reflected in cost of revenue for the years ended June 30, 2016 and 2015, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various non-cancelable operating lease agreements. Rent expense under operating leases was $567,553 and $257,928 for the years ended June 30, 2016 and 2015, respectively.

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2016:

	2017	2018	2019	2020	2021	2022 and beyond	Total(a)

Operating lease obligations	$577,631	$398,032	$250,882	$290,097	$288,131	$823,515	$2,628,288

(a)   Minimum payments have not been reduced by minimum subleases rentals of $2,078,395 due in the future under noncancelable subleases.

The following table sets forth the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed.

	Years Ended June 30,
	2016	2015

Minimum rentals	$567,553	$257,928
Less: Sublease rentals	(228,290)	-
	$339,263	$257,928

Contingencies

Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $11,091,920 to IVM during the year ended June 30, 2016. Amounts due to IVM totaled $396,027 and $834,158 at June 30, 2016 and June 30, 2015, respectively.

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

Weighted average assumptions used in the Black-Scholes-Merton model are:

	June 30,	June 30,
	2016	2015

Risk free rate	1.5% - 1.6%	1.4% - 1.5%
Dividend yield	0%	0%
Volatility	50.4% - 50.8%	50.8%
Average forfeiture assumptions	6.1%	1.9%

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant. During the year ended June 30, 2016, the Company granted 203,500 stock options to its directors and officers at exercise prices ranging from $4.25 to $4.76. These options vest in quarterly installments over periods ranging from one to three years and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2016 and 2015 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2014	1,087,000	$5.17	2.5	$1,562,712
Granted	227,197	3.89	9.5	-
Exercised	(400,000)	4.00	-	-
Canceled/forfeited/expired	(12,500)	7.75	-	-
Outstanding at June 30, 2015	901,697	5.33	4.1	392,850
Granted	203,500	4.56	9.7	-
Exercised	(14,582)	3.95	-	-
Canceled/forfeited/expired	(69,197)	6.08	-	-
Outstanding at June 30, 2016	1,021,418	5.14	4.2	142,381
Options vested and exercisable at June 30, 2016	773,387	5.33	3.0	100,494
Options vested and expected to vest as of June 30, 2016	1,019,225	$5.14	4.2	$141,514

The weighted average grant date fair value of options granted and outstanding at June 30, 2016 was $1.23. At June 30, 2016, the Company had $340,550 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.57 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

On December 11, 2015, the Company issued 28,059 restricted stock units to certain members of the executive management team and other employees. The restricted stock units have varying vesting periods whereby 500 restricted stock units vest on December 11, 2015, 4,259 restricted stock units vest in quarterly installments over a one-year period, and the remaining 23,300 restricted stock units vest annually in equal installments over a three-year period. The fair value of the award was $119,251 and was based on the closing stock price on the date of grant.

On March 18, 2016, the Company issued 3,000 restricted stock units. The restricted stock units have varying vesting periods whereby 1,000 restricted stock units vested on March 18, 2016; and the remaining 2,000 restricted stock units vest annually in equal installments over a three-year period. The fair value of the award was $12,180 and was based on the closing stock price on the date of grant.

The Company recorded $772,543 and $576,951 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the years ended June 30, 2016 and 2015, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Year Ended June 30, 2016
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	136,672	$10.66	2.3
Granted	119,392	4.62	-
Vested	(85,185)	8.52	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	170,879	$7.51	1.5

At June 30, 2016, the Company had $1,081,839 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.5 years.

At June 30, 2016, there were 740,139 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2016 and 2015, totaled $1,190,126 and $896,882, respectively.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2016 and 2015, respectively.

	Years Ended
	June 30,
	2016	2015
Increase in non-cash net assets of subsidiary due to foreign currency translation loss, net of income tax	$(693,077)	$(3,427,819)

Fair value of assets acquired	2,102,225	60,937,152
Cash paid for the acquisition	(1,000,000)	(27,000,000)
Promissory note issued	-	(10,000,000)
Restricted stock consideration	(950,000)	-
Contingent consideration issued	(135,324)	(2,004,000)
Amount payable to seller	-	(9,684,646)
Liabilities assumed	$16,901	$12,248,506

NOTE 15 - SUBSEQUENT EVENTS

In August 2016, certain holders of the convertible debentures converted $425,346 of principal and interest, into 91,872 shares of common stock in accordance with the conversion terms of the Debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management andRelated Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The information required by this Section (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2016

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

Signature	Title	Date
/s/ Mark S. Grewal Mark S. Grewal	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2016
/s/ Matthew K. Szot Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2016
/s/ Mark J. Harvey Mark J. Harvey	Chairman of the Board	September 15, 2016
/s/ Glen D. Bornt Glen D. Bornt	Director	September 15, 2016
/s/ Michael M. Fleming Michael M. Fleming	Director	September 15, 2016
/s/ Alexander C. Matina Alexander C. Matina	Director	September 15, 2016
/s/ Charles B. Seidler Charles B. Seidler	Director	September 15, 2016
/s/ Grover T. Wickersham Grover T. Wickersham	Director	September 15, 2016
/s/ Mark Wong Mark Wong	Director	September 15, 2016

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	000-34719	2.1	10/2/12
2.2	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014	8-K	000-34719	2.1	12/29/14
2.3	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	2.1	1/7/15
2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	2.6	9/28/15
2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	2.7	9/28/15
2.6	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	000-34719	2.1	5/31/16
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	000-34719	3.2	9/28/15
4.1	Form of Common Stock Certificate	S-1	333-164588	4.1	4/23/10
4.2	Form of Underwriter Warrant issued to Rodman & Renshaw, LLC	8-K	000-34719	4.1	5/18/12
4.3	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	000-34719	4.1	12/31/14
4.4	Form of Securities Purchase Agreement between the Registrant and each of the purchasers of 8% Senior Secured Convertible Debentures and Common Stock Purchase Warrants, dated December 30, 2014	8-K	000-34719	10.1	12/31/14
4.5	Form of 8% Senior Secured Convertible Debentures	8-K	000-34719	10.2	1/7/15
4.6	Form of Common Stock Purchase Warrant	8-K	000-34719	10.3	12/31/14
4.7	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	000-34719	10.1	11/24/15
10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	000-34719	10.1	10/2/12
10.2	Supply Agreement between IVS and Imperial Valley Milling Co. ("IV Milling"), dated October 1, 2012 (assigned to the Registrant)	10-Q	000-34719	10.2	2/13/13
10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	000-34719	10.3	10/2/12
10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	000-34719	10.45	9/24/14

10.5	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013(2)	10-K	000-34719	10.28	9/30/13
10.6	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014)(1)(2)	8-K	000-34719	10.2	1/7/15
10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.7	9/28/15
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.2	8/17/15
10.9	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.1	1/7/15
10.10	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.10	9/28/15
10.11	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.1	8/17/15
10.12	Research Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.3	1/7/15
10.13	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.4	1/7/15
10.14	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.5	1/7/15
10.15	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.6	1/7/15
10.16	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.7	1/7/15
10.17	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.8	1/7/15
10.18	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	000-34719	10.9	1/7/15
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	000-34719	10.10	1/7/15
10.20	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.11	1/17/15
10.21	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(1)	8-K	000-34719	10.12	1/7/15
10.22	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(1)	8-K	000-34719	10.13	1/7/15
10.23	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(1)	8-K	000-34719	10.14	1/7/15

10.24	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014(1)	8-K	000-34719	10.15	1/7/15
10.25	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	10.25	9/28/15
10.26	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.16	1/7/15
10.27	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.17	1/7/15
10.28	Warrant Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.18	1/7/15
10.29	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14
10.30	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.5	12/31/14
10.31	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.6	12/31/14
10.32	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	000-34719	10.7	12/31/14
10.33	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	000-34719	10.2	11/24/15
10.34	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	000-34719	10.1	7/24/14
10.35	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award(1)	10-K	000-34719	10.34	9/28/15
10.36	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016*	8-K	000-34719	10.1	3/23/16
10.37	Employment Agreement between the Registrant and Matthew K. Szot, dated March 18, 2016*	8-K	000-34719	10.2	3/23/16
10.38	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016*	8-K	000-34719	10.3	3/23/16
10.39	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013*	8-K	000-34719	10.1	4/5/13
10.40	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015CTR	10-K	000-34719	10.39	9/28/15

10.41	Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated as of February 1, 2014	8-K	000-34719	10.1	2/24/14
10.42	Revolving Line of Credit Note dated as of February 1, 2014 in favor of Wells Fargo Bank, N.A.	8-K	000-34719	10.2	2/24/14
10.43	Continuing Security Agreement: Right to Payment and Inventory, dated as of February 1, 2014	8-K	000-34719	10.3	2/24/14
10.44	Security Agreement: Equipment, dated as of February 1, 2014	8-K	000-34719	10.4	2/24/14
10.45	EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of February 1, 2014	8-K	000-34719	10.5	2/24/14
10.46	EX-IM Working Capital Guarantee Borrower Agreement	8-K	000-34719	10.6	2/24/14
10.47	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of February 1, 2014	8-K	000-34719	10.7	2/24/14
10.48	EX-IM Working Capital Guarantee: Continuing Security Agreement: Rights to Payment	8-K	000-34719	10.8	2/24/14
10.49	EX-IM Working Capital Guarantee Continuing Security Agreement: Equipment	8-K	000-34719	10.9	2/24/14
10.50	First Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.3	8/1/14
10.51	First Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.4	8/1/14
10.52	General Pledge Agreement dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.1	8/1/14
10.53	EX-IM Working Capital Guarantee General Pledge Agreement, dated as of July 2, 2014, entered into on July 28, 2014	8-K	000-34719	10.2	8/1/14
10.54	Amendment and Waiver Agreement between the Registrant and Wells Fargo Bank, N.A., dated December 31, 2014	8-K	000-34719	10.9	12/31/14
10.55	Third Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated as of February 27, 2015	10-Q	000-34719	10.1	5/15/15
10.56	Revolving Line of Credit Note dated as of February 27, 2015 payable to Wells Fargo Bank, N.A.	10-Q	000-34719	10.2	5/15/15
10.57	Third Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of February 27, 2015	10-Q	000-34719	10.3	5/15/15
10.58	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of February 27, 2015 payable to Wells Fargo Bank, N.A.	10-Q	000-34719	10.4	5/15//15
10.59	Fourth Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of March 26, 2015	10-Q	000-34719	10.5	5/15/15

10.60	Fourth Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of March 26, 2015	10-Q	000-34719	10.6	5/15/15
10.61	Fifth Amendment to Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.68	9/28/15
10.62	Revolving Line of Credit Note dated as of June 23, 2015 in favor of Wells Fargo Bank, N.A.	10-K	000-34719	10.69	9/28/15
10.63	Continuing Guarantee provided by Seed Holding, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.70	9/28/15
10.64	Continuing Guarantee provided by Stevia California, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.71	9/28/15
10.65	Fifth Amendment to EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.72	9/28/15
10.66	EX-IM Working Capital Guarantee Revolving Line of Credit Note dated as of June 23, 2015 payable to Wells Fargo Bank, N.A.	10-K	000-34719	10.73	9/28/15
10.67	EX-IM Working Capital Guarantee Continuing Guaranty provided by Seed Holding, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.74	9/28/15
10.68	EX-IM Working Capital Guarantee Continuing Guaranty provided by Stevia California, LLC in favor of Wells Fargo Bank, N.A., dated as of June 23, 2015	10-K	000-34719	10.75	9/28/15
10.69	Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated as of February 1, 2014	8-K	000-34719	10.1	2/24/14
10.70	Revolving Line of Credit Note dated as of February 1, 2014 in favor of Wells Fargo Bank, N.A.	8-K	000-34719	10.2	2/24/14
10.71	Continuing Security Agreement: Right to Payment and Inventory, dated as of February 1, 2014	8-K	000-34719	10.3	2/24/14
10.72	Security Agreement: Equipment, dated as of February 1, 2014	8-K	000-34719	10.4	2/24/14
10.73	EX-IM Working Capital Guarantee Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of February 1, 2014	8-K	000-34719	10.5	2/24/14
10.74	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015	8-K	000-34719	10.1	9/23/15
10.75	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	000-34719	10.2	9/23/15
10.76	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.4	9/23/15
10.77	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.3	9/23/15
10.78	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.6	9/23/15

10.79	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.5	9/23/15
10.80	Intercreditor and Subordination Agreement among KeyBank, Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer, dated September 22, 2015	8-K	000-34719	10.7	9/23/15
10.81	Business Letter of Offer dated September 21, 2007 from National Australia Bank ("NAB") for Seed Genetics International Pty Ltd ("SGI") loan facilities	10-K	000-34719	10.29	9/30/13
10.82	Business Letter of Advice dated February 26, 2013 from NAB for SGI credit facilities	10-K	000-34719	10.30	9/30/13
10.83	Business Letter of Offer dated February 27, 2013 from NAB for SGI credit facilities	10-K	000-34719	10.31	9/30/13
10.84	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.43	9/28/15
10.85	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.44	9/28/15
10.86	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	000-34719	10.45	9/28/15
10.87	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	000-34719	10.46	9/28/15
10.88	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	000-34719	10.1	5/12/16
10.89	Memorandum of Lease effective March 1, 2013 between United Investments Pty Ltd and SGI for office space in Unley, South Australia	10-K	000-34719	10.27	9/30/13
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and June 30, 2015; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2016 and 2015; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements

						X

__________

CTR Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.
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
(2) Portions of this exhibit have been omitted pursuant to an effective order for confidential treatment.
(3) As of September 22, 2015, the KeyBank Credit Facility (Exhibits 10.74 through 10.79) replaces the Wells Fargo Credit Facilities (Exhibits 10.41 through 10.73) and the Intercreditor and Subordination Agreement (Exhibit 10.80) replaces Exhibit 10.32.