Form 10-Q
period 2016-09-30
S&W Seed Co
filed 2016-11-10
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

      As of November 9, 2016, 17,861,464 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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

  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and

  other risks that are described herein or updated from time to time in our filings with the SEC.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

When used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2017," "fiscal 2016" and "fiscal 2015" in this Quarterly Report on Form 10-Q refer to the fiscal years ended June 30, 2017, 2016 and 2015, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,264,654	$6,904,500
Accounts receivable, net	27,646,573	27,619,599
Inventories, net	49,569,515	21,846,130
Prepaid expenses and other current assets	1,274,871	1,218,280
TOTAL CURRENT ASSETS	83,755,613	57,588,509

Property, plant and equipment, net	12,591,294	12,600,106
Intangibles, net	36,527,365	37,006,802
Goodwill	10,292,265	10,292,265
Deferred tax assets	8,450,033	7,279,923
Other assets	2,188,131	2,237,380
TOTAL ASSETS	$153,804,701	$127,004,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$37,795,148	$14,303,877
Accounts payable - related parties	3,239,728	396,027
Deferred revenue	11,103,617	509,857
Accrued expenses and other current liabilities	2,110,979	2,385,160
Lines of credit	10,168,347	16,687,473
Current portion of long-term debt	286,122	275,094
Current portion of convertible debt, net	3,214,192	6,840,608
TOTAL CURRENT LIABILITIES	67,918,133	41,398,096

Contingent consideration obligations	2,375,497	2,268,416
Long-term debt, less current portion	11,125,238	11,114,333
Derivative warrant liabilities	5,481,800	4,354,100
Other non-current liabilities	91,930	108,596

TOTAL LIABILITIES	86,992,598	59,243,541

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
17,492,618 issued and 17,467,618 outstanding at September 30, 2016;
17,086,111 issued and 17,061,111 outstanding at June 30, 2016;	17,493	17,086
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	80,344,704	78,282,461
Accumulated deficit	(7,831,398)	(4,614,244)
Accumulated other comprehensive loss	(5,584,500)	(5,789,663)
TOTAL STOCKHOLDERS' EQUITY	66,812,103	67,761,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,804,701	$127,004,985

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

Revenue	$12,249,573	$12,254,912

Cost of revenue	10,306,310	10,280,031

Gross profit	1,943,263	1,974,881

Operating expenses
Selling, general and administrative expenses	2,455,203	2,473,977
Research and development expenses	741,541	690,373
Depreciation and amortization	834,697	788,796

Total operating expenses	4,031,441	3,953,146

Loss from operations	(2,088,178)	(1,978,265)

Other expense
Foreign currency (gain) loss	(3,646)	83,346
Change in derivative warrant liabilities	1,127,700	(539,000)
Change in contingent consideration obligations	107,081	(95,284)
Loss on equity method investment	49,249	94,362
Interest expense - amortization of debt discount	599,458	906,252
Interest expense - convertible debt and other	352,542	696,235

Loss before income taxes	(4,320,562)	(3,124,176)
Benefit from income taxes	(1,103,408)	(1,249,943)
Net loss	$(3,217,154)	$(1,874,233)

Net loss per common share:
Basic	$(0.19)	$(0.14)
Diluted	$(0.19)	$(0.14)

Weighted average number of common shares outstanding:
Basic	17,117,041	13,463,353
Diluted	17,117,041	13,463,353

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

Net loss	$(3,217,154)	$(1,874,233)

Foreign currency translation adjustment, net of income taxes	205,163	(1,436,949)

Comprehensive loss	$(3,011,991)	$(3,311,182)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock			Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2015	13,479,101	$13,479		(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-		-	-	324,561	-	-	324,561
Beneficial conversion feature	-	-		-	-	871,862	-	-	871,862
Net issuance to settle RSUs	9,354	9		-	-	(23,311)	-	-	(23,302)
Other comprehensive loss	-	-		-	-	-	-	(1,436,949)	(1,436,949)
Net loss	-	-		-	-	-	(1,874,233)	-	(1,874,233)
Balance, September 30, 2015	13,488,455	$13,488	-	(25,000)	$(134,196)	$63,245,491	$(6,853,704)	$(6,533,535)	$49,737,544

Balance, June 30, 2016	17,086,111	$17,086	-	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-		-	-	282,425	-	-	282,425
Net issuance to settle RSUs	15,969	16		-	-	(24,753)	-	-	(24,737)
Issuance of common stock upon conversion of principal and interest of convertible debentures	390,538	391		-	-	1,804,571	-	-	1,804,962
Other comprehensive income	-	-		-	-	-	-	205,163	205,163
Net loss	-	-		-	-	-	(3,217,154)	-	(3,217,154)
Balance, September 30, 2016	17,492,618	$17,493		(25,000)	$(134,196)	$80,344,704	$(7,831,398)	$(5,584,500)	$66,812,103

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,217,154)	$(1,874,233)
Adjustments to reconcile net loss to net cash provided
by operating activities
Stock-based compensation	282,425	324,561
Change in allowance for doubtful accounts	-	(1,000)
Depreciation and amortization	834,697	788,796
Change in deferred tax asset	(1,170,110)	(1,450,117)
Change in foreign exchange contracts	(23,841)	586,431
Change in derivative warrant liabilities	1,127,700	(539,000)
Change in contingent consideration obligations	107,081	(95,284)
Amortization of debt discount	599,458	906,252
Loss on equity method investment	49,249	94,362
Changes in operating assets and liabilities, net:
Accounts receivable	211,471	118,389
Inventories	(27,521,148)	(21,482,850)
Prepaid expenses and other current assets	(58,342)	(311,159)
Other non-current assets	-	(140,568)
Accounts payable	23,223,125	17,681,243
Accounts payable - related parties	2,843,701	2,789,651
Deferred revenue	10,593,608	14,096,618
Accrued expenses and other current liabilities	(263,877)	(472,841)
Other non-current liabilities	(18,054)	(45,219)
Net cash provided by operating activities	7,599,989	10,974,032

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(212,680)	(247,067)
Additions to internal use software	(76,540)	(110,326)
Net cash used in investing activities	(289,220)	(357,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlements of stock-based compensation awards	(24,737)	(23,302)
Borrowings and repayments on lines of credit, net	(6,634,833)	(3,414,683)
Borrowings of long-term debt	25,536	85,368
Repayments of long-term debt	(34,451)	(2,223)
Repayments of convertible debt	(2,416,503)	(2,141,675)
Net cash used in financing activities	(9,084,988)	(5,496,515)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	134,373	(276,262)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,639,846)	4,843,862

CASH AND CASH EQUIVALENTS, beginning of the period	6,904,500	3,535,458

CASH AND CASH EQUIVALENTS, end of period	$5,264,654	$8,379,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$311,439	$558,323
Income taxes	20,206	138,974

See notes to consolidated financial statements.

S&W SEED COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, a Nevada corporation (the "Company"), began as S&W Seed Company, a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. We then incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company's initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership's original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

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

More recently, in May 2016, the Company acquired the assets and business of SV Genetics, a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents the Company's initial effort to diversify its product portfolio beyond alfalfa seed and stevia.

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

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2017. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the SEC.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 32% of its revenue for the three months ended September 30, 2016 and two customers accounted for 30% of its revenue for the three months ended September 30, 2015.

One customer accounted for 35% of the Company's accounts receivable at September 30, 2016. One customer accounted for 35% of the Company's accounts receivable at June 30, 2016.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 76% and 85% of revenue during the three months ended September 30, 2016 and 2015, respectively. The net book value of fixed assets located outside the United States was 18% and 18% of total assets at September 30, 2016 and June 30, 2016, respectively. Cash balances located outside of the United States may not be insured and totaled $673,231 and $1,923,290 at September 30, 2016 and June 30, 2016, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2016		2015
Saudi Arabia	$4,275,371	35%	$6,299,249	51%
United States	2,924,064	24%	1,796,973	15%
Mexico	2,340,894	19%	1,537,510	13%
Argentina	887,970	7%	660,991	5%
Sudan	378,759	3%	287,302	2%
Algeria	309,750	2%	183,385	2%
Egypt	251,088	2%	-	0%
Peru	209,125	2%	762,500	6%
Australia	95,606	1%	358,415	3%
Other	576,946	5%	368,587	3%
Total	$12,249,573	100%	$12,254,912	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $177,295 at September 30, 2016 and June 30, 2016.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. A reserve is recorded against inventory that is determined to be obsolete or impaired at the time the impairment is identified. Because the germination rate, and therefore the quality, of alfalfa seed improves over the first year of proper storage, inventory obsolescence for alfalfa seed is not a material concern. The Company sells its inventory to distributors, dealers and directly to growers.

Components of inventory are:

	September 30,	June 30,
	2016	2016
Raw materials and supplies	$205,825	$241,268
Work in progress and growing crops	27,064,632	3,120,485
Finished goods	22,299,058	18,484,377
	$49,569,515	$21,846,130

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

Loss on equity method investment totaled $49,249 and $94,362 for the three months ended September 30, 2016 and 2015, respectively. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2016 or June 30, 2016.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At September 30, 2016, the fair value and carrying value of the convertible debentures was $3,447,813 and $3,214,192 respectively. At June 30, 2016, the fair value and carrying value of the convertible debentures was $7,829,671 and $6,840,608 respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$75,124	$-
Contingent consideration obligations	-	-	2,375,497
Derivative warrant liabilities	-	-	5,481,800
Total	$-	$75,124	$7,857,297

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$49,808	$-
Contingent consideration obligations	-	-	2,268,416
Derivative warrant liabilities	-	-	4,354,100
Total	$-	$49,808	$6,622,516

The Company recognized an expense of $107,081 related to contingent consideration obligations in the consolidated statement of operations for the three months ended September 30, 2016. The Company recognized a gain of $95,284 related to contingent consideration obligations in the consolidated statement of operations for the three months ended September 30, 2015. The Company recognized a loss of $1,127,700 related to derivative warrant liabilities in the consolidated statement of operations during the three months ended September 30, 2016. The Company recognized a gain of $539,000 related to derivative warrant liabilities in the consolidated statement of operations during the three months ended September 30, 2015.

There were no transfers in or out of Level 3 during the three months ended September 30, 2016 and 2015.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The reclassifications had no effect on net income (loss), cash flows or stockholders' equity.

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (``ASU 2014-09''). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date that defers the effective date of ASU 2014-09 for all public business entities by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning July 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

NOTE 3 - BUSINESS COMBINATIONS

SV Genetics Acquisition

On May 26, 2016, the Company purchased the assets and business of SV Genetics Pty Ltd ("SV Genetics"), a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm (the "SV Genetics Acquisition"). The acquisition expanded and diversified the Company's product offerings and provided access to new distribution channels.

As consideration for the SV Genetics Acquisition, the Company paid the following amounts at closing: $1.0 million in cash and 225,088 shares of the Company's common stock. The fair value of the shares of the Company's common stock was determined based on the closing market price of the Company's common stock on the acquisition date and a 5% discount because of the lack of marketability that market participants would consider when estimating the fair value of the common stock issued. The terms of the SV Genetics Acquisition further provide for a potential earn-out payment of up to $3.3 million, payable in cash or the Company's common stock, in the sole discretion of the Company, based on the acquired business achieving 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. Any earn-out payment, if paid in stock, will be based upon the trailing VWAP on the day immediately preceding the payment of the earn-out. The earn-out payment, if any, will be made in September 2019.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the with-and-without method. The contingent consideration requires the Company to pay up to an additional $3.3 million, if the acquired business achieves 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. The fair value of the contingent consideration arrangement at the acquisition date was $135,324. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 40.0% present value discount factor and an underlying net income volatility of 87.9%. As of September 30, 2016, the estimated fair value of the contingent consideration was $138,587. The values and useful lives of the acquired SV Genetics intangibles are as follows:

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the three months ended September 30, 2016 and the year ended June 30, 2016, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2016	Additions	Translation	September 30, 2016
Goodwill	$10,292,265	$-	$-	$10,292,265

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	June 30, 2016
Goodwill	$9,630,279	$796,064	$(134,078)	$10,292,265

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2016	Additions	Amortization	Translation	September 30, 2016
Trade name	$1,328,786	$-	$(21,120)	$-	$1,307,666
Customer relationships	1,359,371	-	(25,302)	-	1,334,069
Non-compete	198,999	-	(24,241)	-	174,758
GI customer list	85,967	-	(1,791)	-	84,176
Supply agreement	1,229,047	-	(18,908)	-	1,210,139
Distribution agreement	7,113,253	-	(96,125)	-	7,017,128
Production agreement	335,002	-	(55,833)	-	279,169
Grower relationships	1,964,024	-	(26,352)	-	1,937,672
Intellectual property	22,870,760	-	(286,305)	-	22,584,455
Internal use sofware	521,593	76,540	-	-	598,133
	$37,006,802	$76,540	$(555,977)	$-	$36,527,365

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	June 30, 2016
Trade name	$1,377,840	$45,000	$(82,208)	$(11,846)	$1,328,786
Customer relationships	968,619	462,000	(60,314)	(10,934)	1,359,371
Non-compete	301,354	30,000	(125,815)	(6,540)	198,999
GI customer list	93,131	-	(7,164)	-	85,967
Supply agreement	1,304,679	-	(75,632)	-	1,229,047
Distribution agreement	7,497,750	-	(384,497)	-	7,113,253
Production agreement	558,334	-	(223,332)	-	335,002
Grower relationships	2,183,485	-	(120,481)	(98,980)	1,964,024
Intellectual property	23,719,724	536,000	(1,159,656)	(225,308)	22,870,760
Internal use sofware	162,417	359,176	-	-	521,593
	$38,167,333	$1,432,176	$(2,239,099)	$(353,608)	$37,006,802

Amortization expense totaled $555,977 and $557,841 for the three months ended September 30, 2016 and 2015, respectively. Estimated aggregate remaining amortization is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$1,667,931	$2,054,597	$1,909,612	$1,909,612	$1,909,612	$27,076,001

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2016	2016

Land and improvements	$2,860,539	$2,908,501
Buildings and improvements	6,435,854	6,192,522
Machinery and equipment	4,856,010	4,781,586
Vehicles	1,080,354	1,080,354
Construction in progress	260,723	256,935
Total property, plant and equipment	15,493,480	15,219,898

Less: accumulated depreciation	(2,902,186)	(2,619,792)

Property, plant and equipment, net	$12,591,294	$12,600,106

Depreciation expense totaled $278,720 and $230,955 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	September 30,	June 30,
	2016	2016
Working capital lines of credit
KeyBank	$5,421,415	$12,308,828
National Australia Bank Limited	4,746,932	4,378,645
Total working capital lines of credit	10,168,347	16,687,473

Current portion of long-term debt
Keith facility (building loan) - National Australia Bank Limited	38,172	37,205
Keith facility (machinery & equipment loans) - National Australia Bank Limited	147,950	137,889
Unsecured subordinate promissory note - related party	100,000	100,000
Total current portion	286,122	275,094

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	458,058	446,454
Keith facility (machinery & equipment loans) - National Australia Bank Limited	567,180	567,879
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - DuPont Pioneer	10,000,000	10,000,000
Total long-term portion	11,125,238	11,114,333
Total debt	$11,411,360	$11,389,427

From 2011 until September 22, 2015, the Company had one or more revolving credit facility agreements with Wells Fargo Bank, National Association ("Wells Fargo").

From February 21, 2014 through September 22, 2015, the Company had two working capital facilities with Wells Fargo (collectively, the "Wells Facilities"), both of which terminated as of September 22, 2015. The Wells Facilities included (i) a domestic revolving facility of up to $4,000,000 for working capital purposes, and (ii) an export-import revolving facility of up to $10,000,000 for financing export-related accounts receivable and inventory. On September 22, 2015, the Company paid all outstanding principal and accrued interest owing under the Wells Facilities.

On September 22, 2015, the Company and KeyBank National Association ("KeyBank") entered into a credit and securities agreement and related agreements with respect to a $20,000,000 aggregate principal amount revolving credit facility (the "KeyBank Credit Facility"). Proceeds from the initial advance were used to pay off the Wells Facility. The remaining proceeds from advances under the KeyBank Credit Facility are being used for ongoing working capital requirements and to provide for general corporate purposes. All amounts of unpaid principal and interest due under the KeyBank Credit Facility must be paid in full on or before September 21, 2017.

On October 4, 2016, the Company and KeyBank entered into a Second Amendment Agreement effective September 30, 2016 (the "Second Amendment"). The purpose of the Second Amendment was to provide certain temporary changes to the terms of the KeyBank Credit Facility, including: (i) temporarily increasing the borrowing capacity from $20.0 million to (a) up to $25.0 million between October 1, 2016 and November 30, 2016 and (b) up to $30.0 million from February 1, 2017 through March 31, 2017; (ii) temporarily allowing for a $4.0 million over-advance beyond the amounts otherwise available based on the borrowing base calculations, which will be available through February 28, 2017; and (iii) temporarily expanding the borrowing base by reducing the reserves that KeyBank may establish with respect to grower payables to 75% between August 31, 2016 and February 28, 2017.

Subject to the temporary changes effected by the Second Amendment, the KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at September 30, 2016. The outstanding balance on the KeyBank Credit Facility was $5,421,415 at September 30, 2016.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $200,000 at September 30, 2016.

On April 1, 2013, the Company issued a three-year subordinated promissory note to the selling shareholders of SGI in the principal amount of USD $2,482,317 (the "SGI Note"), with a maturity date of April 1, 2016 (the "SGI Maturity Date"). The SGI note was non-interest bearing. Since the note was non-interest bearing, the Company recorded a debt discount of $156,880 at the time of issuance for the estimated net present value of the obligation and accretes the net present value of the SGI Note obligation up to the face value of the SGI Note obligation using the effective interest method as a component of interest expense. Accretion of the debt discount totaled $0 and $13,322 for the three months ended September 30, 2016 and 2015, respectively. The SGI Note was paid down to $150,000 on March 31, 2016 and the remaining balance was paid in full on April 1, 2016.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2016 and expires on March 30, 2018. As of September 30, 2016, AUD $6,217,900 (USD $4,746,932) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $748,161 at September 30, 2016) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,161,160 at September 30, 2016).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2016, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.75% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2016, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

For both the Overdraft Facility and the Borrowing Base Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Borrowing Base Facility and the Overdraft Facility rate increases to 13.92% per annum upon the occurrence of an event of default).

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $496,230 at September 30, 2016). The limit has subsequently been increased to AUD $800,000 (USD $610,744) in April 2016, and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,200,000 (USD $916,116 at September 30, 2016). At September 30, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $496,230) with unused availability of AUD $150,000 (USD $114,515). At September 30, 2016, the principal balance on the Keith Machinery and Equipment Facility was AUD $831,388 (USD $634,706) with unused availability of AUD $271,851 (USD $207,539). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At September 30, 2016, the principal balance on the Master Assets Facility was AUD $105,345 (USD $80,424) with unused availability of AUD $84,895 (USD $64,812). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.98% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.86% as of September 30, 2016). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2017	$248,439
2018	10,310,852
2019	241,618
2020	249,883
2021	199,262
Thereafter	161,306
Total	$11,411,360

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

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	September 30, 2016	June 30, 2016
Current portion of convertible debt, net
Senior secured convertible notes payable	$3,653,182	$7,849,754
Debt discount	(438,990)	(1,009,146)
Total current portion	3,214,192	6,840,608

Convertible debt, net, less current portion
Senior secured convertible notes payable	-	-
Debt discount	-	-
Total long-term portion	-	-
Total convertible debt, net	$3,214,192	$6,840,608

As of September 30, 2016, the scheduled principal payments on the Debentures are as follows:

Fiscal Year	Amount

2017	3,653,182
Thereafter	-
Total	$3,653,182

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015. As of September 30, 2016, the remaining outstanding Debentures were potentially convertible into 789,024 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

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

During the three months ended September 30, 2016, certain holders of the Debentures converted an aggregate of $1,808,145 of principal and interest into 390,538 shares of the Company's common stock in accordance with the terms of the Debentures. Upon conversion, the Company recognized interest expense of $84,605 related to unamortized debt discount on the Debentures and incurred $3,183 of stock issuance costs.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At September 30, 2016 and 2015, the fair value of the Warrants was estimated at $5,481,800 and $4,354,100, respectively. The Warrants were valued at September 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 3.75 years, (ii) volatility of 49.6%, (iii) risk-free interest rate of 0.97% and (iv) dividend rate of zero. The Warrants were valued at June 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.0 years, (ii) volatility of 49.9%, (iii) risk-free interest rate of 0.986% and (iv) dividend rate of zero.

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

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at September 30, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2016	New Issuances	Expired	Outstanding as of September 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The following table summarizes the total warrants outstanding at June 30, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of June 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $4,905,812 at September 30, 2016 and their maturities range from October 2016 to March 2017.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $75,124 at September 30, 2016 compared to foreign currency contract assets of $49,808 at June 30, 2016. The Company recorded a gain on foreign exchange contracts of $102,371 and a loss of $715,473, which is reflected in cost of revenue for the three months ended September 30, 2016 and 2015, respectively.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $2,129,833 to IVM during the three months ended September 30, 2016. Amounts due to IVM totaled $3,239,728 and $396,027 at September 30, 2016 and June 30, 2016, respectively.

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

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants.

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	September 30,	June 30,
	2016	2016

Risk free rate	-	1.5% - 1.6%
Dividend yield	-	0%
Volatility	-	50.4% - 50.8%
Average forfeiture assumptions	-	6.1%

On December 8, 2012, the Company granted 175,000 stock options to its directors, officers, and employees at an exercise price of $7.20, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over one- and three-year periods, commencing on January 1, 2013, and expire five years from the date of grant. During the year ended June 30, 2014, the Company granted 270,000 stock options to its officers and employees at exercise prices ranging from $5.94 to $8.29, which was the closing price for the Company's common stock on the respective dates of grant. These options vest in equal quarterly installments over periods ranging from six months to three years and expire five years from the date of grant. During the year ended June 30, 2015, the Company granted 227,197 stock options to its directors, officers and employees at exercise prices ranging from $3.61 to $6.25. These options vest in equal quarterly installments over periods ranging from one to three years and expiration dates range from five to ten years from the date of grant. During the three months ended September 30, 2016, the Company did not grant any stock options.

A summary of stock option activity for the three months ended September 30, 2016 and year ended June 30, 2016 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2015	901,697	$5.33	4.1	$392,850
Granted	203,500	4.56	9.7	-
Exercised	(14,582)	3.95	-	-
Canceled/forfeited/expired	(69,197)	6.08	-	-
Outstanding at June 30, 2016	1,021,418	5.14	4.2	142,381
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2016	1,021,418	5.14	4.0	558,381
Options vested and exercisable at September 30, 2016	827,584	5.29	3.0	424,847
Options vested and expected to vest as of September 30, 2016	1,020,997	$5.14	4.0	$557,897

The weighted average grant date fair value of options granted and outstanding at September 30, 2016 was $1.23. At September 30, 2016, the Company had $255,739 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.52 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

The Company recorded $194,256 and $207,059 of stock-based compensation expense associated with grants of restricted stock units made under the 2009 Plan during the three months ended September 30, 2016 and 2015, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Three Months Ended September 30, 2016
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	170,879	$7.51	1.5
Granted	-	-	-
Vested	(21,552)	8.48	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	149,327	$7.37	1.3

At September 30, 2016, the Company had $883,075 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.3 years.

At September 30, 2016, there were 745,722 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2016 and 2015, totaled $282,425 and $324,561, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2016 and 2015, respectively.

	Three Months Ended
	September 30,
	2016	2015
Increase in non-cash net assets of subsidiary due to foreign currency translation gain (loss), net of income tax	$205,163	$(1,436,949)

Issuance of common stock upon conversion of principal and interest of convertible debentures	1,808,145	-

NOTE 14 - SUBSEQUENT EVENTS

In October and November 2016, certain holders of the Debentures converted an aggregate of $1,000,326 in principal and interest into an aggregate of 216,057 shares of the Company's common stock in accordance with the terms of the Debentures. As of November 9, 2016, $2,100,438 in principal remains outstanding on the Debentures.

In October 2016, the Company granted an aggregate of 41,347 restricted stock units to certain members of the executive management team and other employees. The restricted stock units have varying vesting periods. The fair value of the awards was $204,527 and was based on the closing stock price on the date of grant.

On October 5, 2016, the Company granted stock options to purchase an aggregate of 45,873 shares to its officers at a per share exercise price of $4.86, which was the closing price for the Company's common stock on the date of grant. These options vest in equal quarterly installments over three-year periods, commencing on January 1, 2017, and expire ten years from the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 1 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, particularly in Part I, Item 1A, "Risk Factors."

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having filed two additional patent applications in fiscal 2016.

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

  teaming with Forage Genetics International, LLC, a subsidiary of Land O' Lakes, Inc. ("FGI") to develop GMO alfalfa seeds;

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

  expanding our distribution channels and customer base, initially through the acquisition of the customer list of a key international customer in the Middle East in July 2011, and thereafter, through certain strategic acquisitions;

  expanding our sales geographically both through the expansion of our product offerings to make available product needed in regions we historically did not cover and through an expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program to develop new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

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

  the acquisition of a portfolio of dormant alfalfa seed germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the leading local producer of non-dormant alfalfa seed in South Australia, Seed Genetics International Pty Ltd ("SGI") in April 2013, which greatly expanded our production capabilities and geographic diversity;

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company ("DuPont Pioneer") in December 2014, thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities; and

  the acquisition, in May 2016, of the assets and business of SV Genetics Pty Ltd ("SV Genetics"), a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents our initial effort to diversify our product portfolio beyond alfalfa seed breeding and production and stevia R&D.

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

Cost of Revenue

Cost of revenue relates to sale of our seed varieties and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs.

Operating Expenses

Research and Development Expenses

Seed and stevia research and development expenses consist of costs incurred in the discovery, development, breeding and testing of new products incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. With the acquisition of SV Genetics in late fiscal 2016, similar costs are now being incurred as we continue the research and development efforts begun by SV Genetics in the development of new varieties of hybrid sorghum and sunflower seed germplasm. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more resources in development of our proprietary alfalfa seed varieties throughout our history than on our stevia breeding program, which we commenced in fiscal year 2010.

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the filing of four patent applications through fiscal 2016.

Our research and development expenses increased significantly with the acquisition of the alfalfa research and development assets of DuPont Pioneer in December 2014. We also have expanded our genetics research both internally and in collaboration with third parties. In addition, we acquired additional research and development operations in connection with our May 2016 acquisition of SV Genetics that we expect will factor into an overall increase in R&D expense. Overall, we have been focused on reducing research and development expense, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We expect our research and development expenses will fluctuate from period to period as a result of the timing of various research and development projects.

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

Selling, General and Administrative Expenses

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and the Wells Fargo credit facilities that the KeyBank facility replaced on September 22, 2015, and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 and are expected to be paid off by March 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer acquisition, and our five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue and Cost of Revenue

Revenue for three months ended September 30, 2016 was $12,249,573 compared to $12,254,912 for the three months ended September 30, 2015. Revenue for the first quarter of fiscal 2017 was consistent with the comparable period in the prior year. We recorded sales of approximately $1.6 million from our distribution and production agreements with DuPont Pioneer during the three months ended September 30, 2016, which was an increase of $1.1 million over the prior period amount of $0.5 million. The increase in revenue to DuPont Pioneer was offset by a reduction in revenue from SGI due to increased shipments during June 2016.

Sales direct to international customers represented 76% and 85% of revenue during the three months ended September 30, 2016 and 2015, respectively. Domestic revenue accounted for 24% and 15% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. The increase in domestic revenue is directly attributed to an increase in sales to DuPont Pioneer during the first quarter. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $10,306,310 for the three months ended September 30, 2016 was 84.1% of revenue, while the cost of revenue of $10,280,031 for the three months ended September 30, 2015 was 83.9% of revenue.

Total gross profit margin for the three months ended September 30, 2016 was 15.9% compared to 16.1% in the first quarter of fiscal 2016. The slight decrease in gross profit margins was primarily due to product sales mix during the quarter where we had a slightly higher concentration of lower margin sales.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins for the remainder of fiscal 2017 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended September 30, 2016 totaled $2,455,203 compared to $2,473,977 for the three months ended September 30, 2015. The $18,774 decrease in SG&A expense versus the first quarter of the prior year was primarily due to the decrease in board of director and legal expenses, partially offset by an increase in personnel and related costs to accommodate the anticipated growth in operations. As a percentage of revenue, SG&A expenses were 20.0% in the current quarter compared to 20.2% in the first quarter of the prior year.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2016 totaled $741,541 compared to $690,373 for the three months ended September 30, 2015. The increase of $51,168 in the first quarter of fiscal 2017 was primarily driven by additional research and development activities in connection with the recent SVG Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2016 was $834,697 compared to $788,796 for the three months ended September 30, 2015. Included in the amount was amortization expense for intangible assets, which totaled $555,977 in the three months ended September 30, 2016 and $557,841 in the three months ended September 30, 2015. The $45,901 increase in depreciation and amortization expense over the first quarter of the prior year is primarily driven by amortization of intangible assets acquired from SVG Acquisition in May 2016.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $3,646 for the three months ended September 30, 2016 compared to a loss of $83,346 for the three months ended September 30, 2015. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability loss of $1,127,700 in the three months ended September 30, 2016 compared to a gain of $539,000 in the three months ended September 30, 2015. The loss represents the increase in fair value of the outstanding warrants issued in December 2014. The increase is primarily driven by a $0.74 increase in the closing stock price at September 30, 2016 from June 30, 2016.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $107,081 charge to non-cash change in contingent consideration obligations expense for the three months ended September 30, 2016 represents the increase in the estimated fair value of the contingent consideration obligation during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The $95,284 gain from non-cash change in contingent consideration obligation during the first quarter of fiscal 2016 represents the decrease in the estimated fair value of the contingent consideration obligation during that respective period.

Loss on Equity Method Investment

Loss on equity method investment totaled $49,249 and 94,362 for the three months ended September 30, 2016 and 2015, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2016 was $599,458 compared to $906,252 for the three months ended September 30, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended September 30, 2016 totaled $352,542 compared to $696,235 for the three months ended September 30, 2015. Interest expense for the first quarter of fiscal 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $343,693 decrease in interest expense in the first quarter of fiscal 2017 is primarily driven by a $293,000 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continues to be redeemed by us and converted by the holders, coupled with a decrease in interest expense attributed to lower levels of working capital resulting in less borrowings on the working capital facilities.

Benefit from Income Taxes

Income tax benefit totaled $1,103,408 for the three months ended September 30, 2016 compared to income tax benefit of $1,249,943 for the three months ended September 30, 2015. Our effective tax rate was 25.5% during the quarter ended September 30, 2016 compared to 40.0% in first quarter of fiscal 2016. The decrease in our effective tax rate benefit for the three months ended September 30, 2016 is primarily attributed to the loss associated with the change in the valuation of our warrants. The loss associated with the warrant fair value adjustments are not deductible for federal income tax purposes. Our effective tax rate differs from the U.S. federal statutory rate as a result of this nondeductible item and the lower statutory rate of our foreign subsidiary.

Net Loss

We had a net loss of $3,217,154 for the three months ended September 30, 2016 compared to a net loss of $1,874,233 for the three months ended September 30, 2015. The increase in our net loss in the first quarter of fiscal 2017 over the net loss incurred in the first quarter of fiscal 2016 was attributable primarily to the loss from the change in fair value of the derivative warrant liability. The net loss per basic and diluted common share was $(0.19) for the three months ended September 30, 2016 compared to net loss per basic and diluted share of $(0.14) for the three months ended September 30, 2015.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2017, we expect to pay our North American growers approximately 50% in October 2016 and the balance in February 2017. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer acquisition, which substantially increased our production and therefore our working capital demands, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the payment schedule of our North American grower base.

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

In the prior two fiscal years, we have consummated the following equity and debt financings:

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

The monthly interest on the debentures is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we were required to begin making monthly redemption payments, payable, at our option, in cash, shares of our common stock or any combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. We have made all monthly redemption payments in cash. The debentures contain certain rights of acceleration and deferral at the holder's option and contain certain limited acceleration rights of the Company. Through September 30, 2016, we have reduced the principal amount of the debentures by $7,830,049 through accelerated redemption payments. The principal amount of the debentures has been further reduced by monthly cash redemption payments and optional conversions of the debentures by certain of the holders. At September 30, 2016 and November 9, 2016, a total of 390,538 and 592,710 shares of our common stock, respectively, has been issued upon conversion of the debentures in lieu of payments of principal and accrued interest, totaling an aggregate of $1,808,145 through September 30, 2016 and $2,808,471 through November 9, 2016. At September 30, 2016, we had outstanding $3,653,182 in principal amount of the convertible debentures. As of November 9, 2016, we have $2,100,438 principal outstanding on the convertible debentures. We expect the debentures will be fully retired by March 2017.

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

During the past two fiscal years, we have maintained credit facilities with Wells Fargo, which we then replaced with KeyBank in September 2015 as follows:

On September 22, 2015, we entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "KeyBank Credit Facility") with KeyBank. On October 4, 2016, we entered into an amendment to the KeyBank Credit Facility effective as of September 30, 2016, temporarily increasing the borrowing limit and certain other credit facility terms as follows: (i) temporarily increasing the borrowing capacity from $20.0 million to (a) up to $25.0 million between October 1, 2016 and November 30, 2016 and (b) up to $30.0 million from February 1, 2017 through March 31, 2017; (ii) temporarily allowing for a $4.0 million over-advance beyond the amounts otherwise available based on the borrowing base calculations, which will be available through February 28, 2017; and (iii) temporarily expanding the borrowing base by reducing the reserves that KeyBank may establish with respect to grower payables to 75% between August 31, 2016 and February 28, 2017.

Subject to the temporary amended terms provided for in the amendment terms described above, key provisions of the KeyBank Credit Facility include:

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

At September 30, 2016, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2016 and expires on March 30, 2018. As of September 30, 2016, AUD $6,217,900 (USD $4,746,932) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $748,161 at September 30, 2016) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,161,160 at September 30, 2016).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2016, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.75% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2016, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

For both the Overdraft Facility and the Borrowing Base Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Borrowing Base Facility and the Overdraft Facility rate increases to 13.92% per annum upon the occurrence of an event of default).

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $496,230 at September 30, 2016). The limit has subsequently been increased to AUD $800,000 (USD $610,744) in April 2016, and a machinery and equipment facility (the "Keith Machinery and Equipment Facility") of up to AUD $1,200,000 (USD $916,116 at September 30, 2016). At September 30, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $496,230) with unused availability of AUD $150,000 (USD $114,515). At September 30, 2016, the principal balance on the Keith Machinery and Equipment Facility was AUD $831,388 (USD $634,706) with unused availability of AUD $271,851 (USD $207,539). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At September 30, 2016, the principal balance on the Master Assets Facility was AUD $105,345 (USD $80,424) with unused availability of AUD $84,895 (USD $64,812). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.98% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are being used for the construction of a new building on SGI's Keith, South Australia property and for the machinery and equipment to be purchased for use in the operations of the new building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.86% as of September 30, 2016). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities	$7,599,989	$10,974,032
Cash flows from investing activities	(289,220)	(357,393)
Cash flows from financing activities	(9,084,988)	(5,496,515)
Effect of exchange rate changes on cash	134,373	(276,262)
Net increase in cash and cash equivalents	(1,639,846)	4,843,862
Cash and cash equivalents, beginning of period	6,904,500	3,535,458
Cash and cash equivalents, end of period	$5,264,654	$8,379,320

Operating Activities

For the three months ended September 30, 2016, operating activities provided $7,599,989 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1,410,495 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows generated $9,010,484. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable (including related parties) of $26,066,826 and increases deferred revenue of $10,593,608, partially offset by an increase in inventories of $27,521,148.

For the three months ended September 30, 2015, operating activities provided $10,974,032 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1,259,232 in cash, and changes in operating assets and liabilities generated $12,233,264 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in account payable (including related parties) of $20,470,894 and increases in deferred revenue of $14,096,168, partially offset by an increase in inventories of $21,482,850.

Investing Activities

Investing activities during the three months ended September 30, 2016 used $289,220 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

Investing activities during the three months ended September 30, 2015 used $357,393 in cash. These activities consisted primarily of additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia and investment in internal use software

Financing Activities

Financing activities during the three months ended September 30, 2016 used $9,084,988 in cash. We had net repayments of $6.6 million on our lines of credit and made $2.4 million of redemptions on our convertible debentures.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2016.

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

We account for equity instruments, including stock options issued to non-employees, in accordance with authoritative guidance for equity-based payments to non-employees (FASB ASC 505- 50). Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

We utilize the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model, as it is more representative of future stock price trends. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change, and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business and results of operations are subject to a number of risks and uncertainties. While there have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report, which was filed with the SEC on September 15, 2016, you should carefully consider the risk factors described therein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2016.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1(1)	Registrant's Articles of Incorporation.
3.2(2)	Registrant's Second Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant issued to Rodman & Renshaw, LLC
4.4(5)	Form of Common Stock Purchase Warrant
4.5(6)	Form of 8% Senior Secured Convertible Debentures
10.1*	Employment Agreement between the Registrant and Danielson B. Gardner dated August 15, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 18, 2012.
(5)   Incorporated by reference to the Registration's Current Report on Form 8-K, filed on December 31, 2014.
(6)   Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed on January 7, 2015.