Form 10-Q
period 2016-12-31
S&W Seed Co
filed 2017-02-09
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

802 N. Douty Street
Hanford, California    93230
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

      As of February 9, 2017, 17,963,501 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward- looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward- looking statements. Risks, uncertainties and assumptions include the following:

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,108,295	$6,904,500
Accounts receivable, net	25,631,555	27,619,599
Inventories, net	42,550,711	21,846,130
Prepaid expenses and other current assets	1,054,665	1,218,280
TOTAL CURRENT ASSETS	71,345,226	57,588,509

Property, plant and equipment, net	13,223,114	12,600,106
Intangibles, net	36,013,237	37,006,802
Goodwill	10,292,265	10,292,265
Deferred tax assets	8,314,362	7,279,923
Other assets	2,154,332	2,237,380
TOTAL ASSETS	$141,342,536	$127,004,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$24,349,997	$14,303,877
Accounts payable - related parties	3,858,676	396,027
Deferred revenue	357,239	509,857
Accrued expenses and other current liabilities	1,189,545	2,385,160
Foreign exchange contract liabilities	179,203	-
Lines of credit	22,218,516	16,687,473
Current portion of contingent consideration obligation	2,290,850	-
Current portion of long-term debt	10,250,100	275,094
Current portion of convertible debt, net	1,193,618	6,840,608
TOTAL CURRENT LIABILITIES	65,887,744	41,398,096

Contingent consideration obligation	141,929	2,268,416
Long-term debt, less current portion	1,018,361	11,114,333
Derivative warrant liabilities	4,522,600	4,354,100
Other non-current liabilities	45,345	108,596

TOTAL LIABILITIES	71,615,979	59,243,541

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
17,973,483 issued and 17,948,483 outstanding at December 31, 2016;
17,086,111 issued and 17,061,111 outstanding at June 30, 2016;	17,973	17,086
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	82,548,506	78,282,461
Accumulated deficit	(6,672,442)	(4,614,244)
Accumulated other comprehensive loss	(6,033,284)	(5,789,663)
TOTAL STOCKHOLDERS' EQUITY	69,726,557	67,761,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,342,536	$127,004,985

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenue	$24,225,744	$24,141,257	$36,475,317	$36,396,169

Cost of revenue	19,005,270	20,109,824	29,311,580	30,389,855

Gross profit	5,220,474	4,031,433	7,163,737	6,006,314

Operating expenses
Selling, general and administrative expenses	2,592,059	2,306,144	5,047,263	4,780,121
Research and development expenses	748,571	732,607	1,490,113	1,422,980
Depreciation and amortization	842,454	791,242	1,677,151	1,580,038

Total operating expenses	4,183,084	3,829,993	8,214,527	7,783,139

Income (loss) from operations	1,037,390	201,440	(1,050,790)	(1,776,825)

Other expense
Foreign currency (gain)	(2,837)	(335,159)	(6,483)	(251,813)
Change in derivative warrant liabilities	(959,200)	(943,000)	168,500	(1,482,000)
Change in contingent consideration obligations	57,282	47,811	164,363	(47,473)
Loss on equity method investment	-	129,341	49,249	223,703
Gain on sale of marketable securities	-	(123,038)	-	(123,038)
Interest expense - amortization of debt discount	381,660	1,055,202	981,118	1,961,454
Interest expense - convertible debt and other	295,042	537,749	647,584	1,233,984

Income (loss) before income taxes	1,265,443	(167,466)	(3,055,121)	(3,291,642)
Provision (benefit) from income taxes	106,485	(1,529,252)	(996,923)	(2,779,195)
Net income (loss)	$1,158,958	$1,361,786	$(2,058,198)	$(512,447)

Net income (loss) per common share:
Basic	$0.07	$0.10	$(0.12)	$(0.04)
Diluted	$0.01	$0.10	$(0.12)	$(0.04)

Weighted average number of common shares outstanding:
Basic	17,821,547	14,120,650	17,467,370	13,792,002
Diluted	17,996,221	14,120,650	17,467,370	13,792,002

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net income (loss)	$1,158,958	$1,361,786	$(2,058,198)	$(512,447)

Foreign currency translation adjustment, net of income taxes	(448,784)	595,832	(243,621)	(841,117)

Comprehensive income (loss)	$710,174	$1,957,618	$(2,301,819)	$(1,353,564)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	628,173	-	-	628,173
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	29,329	29	-	-	(56,810)	-	-	(56,781)
Proceeds from sale of common stock, net of fees and expenses	1,180,722	1,181	-	-	4,871,613	-	-	4,872,794
Exercise of stock options, net of withholding taxes	8,751	9	-	-	34,557	-	-	34,566
Other comprehensive loss	-	-	-	-	-	-	(841,117)	(841,117)
Net loss	-	-	-	-	-	(512,447)	-	(512,447)
Balance, December 31, 2015	14,697,903	$14,698	(25,000)	$(134,196)	$68,421,774	$(5,491,918)	$(5,937,703)	$56,872,655

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	578,659	-	-	578,659
Net issuance to settle RSUs	41,270	41	-	-	(75,124)	-	-	(75,083)
Issuance of common stock upon conversion of principal and interest of convertible debentures	684,321	684	-	-	3,160,589	-	-	3,161,273
Exercise of stock options, net of withholding taxes	161,781	162	-	-	601,921	-	-	602,083
Other comprehensive loss	-	-	-	-	-	-	(243,621)	(243,621)
Net loss	-	-	-	-	-	(2,058,198)	-	(2,058,198)
Balance, December 31, 2016	17,973,483	$17,973	(25,000)	$(134,196)	$82,548,506	$(6,672,442)	$(6,033,284)	$69,726,557

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,058,198)	$(512,447)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Stock-based compensation	578,659	628,173
Change in allowance for doubtful accounts	-	(7,350)
Depreciation and amortization	1,677,151	1,580,038
Change in deferred tax asset	(1,034,439)	(3,243,453)
Change in foreign exchange contracts	234,286	(55,845)
Change in derivative warrant liabilities	168,500	(1,482,000)
Change in contingent consideration obligations	164,363	(47,473)
Amortization of debt discount	981,118	1,961,454
Gain on sale of marketable securities	-	(123,038)
Loss on equity method investment	49,249	223,703
Changes in operating assets and liabilities, net:
Accounts receivable	1,820,501	13,712,154
Inventories	(20,836,483)	(12,016,814)
Prepaid expenses and other current assets	72,841	(389,135)
Other non-current assets	-	(140,569)
Accounts payable	10,098,122	1,764,241
Accounts payable - related parties	3,462,649	4,174,847
Deferred revenue	(151,463)	218,023
Accrued expenses and other current liabilities	(1,150,794)	(945,516)
Other non-current liabilities	(61,677)	(42,731)
Net cash (used in) provided by operating activities	(5,985,615)	5,256,262

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,264,395)	(711,981)
Purchase of marketable securities	-	(316,000)
Sale of marketable securities	-	439,038
Equity method investment	-	(439,038)
Additions to internal use software	(118,389)	(191,844)
Net cash used in investing activities	(1,382,784)	(1,219,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	4,872,794
Net proceeds from exercise of common stock options	602,083	34,566
Taxes paid related to net share settlements of stock-based compensation awards	(75,083)	(56,781)
Borrowings and repayments on lines of credit, net	5,646,664	(1,820,939)
Borrowings of long-term debt	88,150	440,179
Repayments of long-term debt	(169,598)	(104,463)
Repayments of convertible debt	(3,427,837)	(5,471,724)
Net cash provided by (used in) financing activities	2,664,379	(2,106,368)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(92,185)	(244,289)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,796,205)	1,685,780

CASH AND CASH EQUIVALENTS, beginning of the period	6,904,500	3,535,458

CASH AND CASH EQUIVALENTS, end of period	$2,108,295	$5,221,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$823,844	$1,331,288
Income taxes	148,019	212,926

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

More recently, in May 2016, the Company acquired the assets and business of SV Genetics, a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represented the Company's initial effort to diversify its product portfolio beyond alfalfa seed and stevia.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 66% and 58% of its revenue for the three months ended December 31, 2016 and 2015, respectively. One customer accounted for 49% and 40% of its revenue for the six months ended December 31, 2016 and 2015, respectively.

Two customers accounted for 45% of the Company's accounts receivable at December 31, 2016. One customer accounted for 35% of the Company's accounts receivable at June 30, 2016.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 30% and 35% of revenue during the three months ended December 31, 2016 and 2015, respectively. Sales direct to international customers represented 46% and 52% of revenue during the six months ended December 31, 2016 and 2015, respectively. The net book value of fixed assets located outside the United States was 18% and 17% of total assets at December 31, 2016 and June 30, 2016, respectively. Cash balances located outside of the United States may not be insured and totaled $997,692 and $1,923,290 at December 31, 2016 and June 30, 2016, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
United States	$16,858,325	70%	$15,698,541	65%	$19,782,389	54%	$17,495,514	48%
Saudi Arabia	1,843,949	8%	4,246,575	18%	5,221,772	14%	9,631,357	26%
Argentina	1,677,035	7%	907,070	4%	2,565,004	7%	1,568,061	4%
Mexico	1,404,133	6%	1,548,990	6%	3,745,027	10%	3,086,500	8%
South Africa	634,768	3%	283,554	1%	636,870	2%	283,554	1%
Peru	314,650	1%	403,506	2%	523,775	1%	1,166,007	3%
Australia	71,175	0%	90,485	0%	790,636	2%	866,563	2%
Other	1,421,709	5%	962,536	4%	3,209,844	10%	2,298,613	8%
Total	$24,225,744	100%	$24,141,257	100%	$36,475,317	100%	$36,396,169	100%

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

The Company recognizes revenue from milling and other services provided according to the terms of the underlying agreement and when delivery has occurred, performance is complete and pricing is fixed or determinable at the time of sale.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $177,295 at December 31, 2016 and June 30, 2016.

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

Components of inventory are:

	December 31,	June 30,
	2016	2016
Raw materials and supplies	$167,731	$241,268
Work in progress and growing crops	8,564,909	3,120,485
Finished goods	33,818,071	18,484,377
	$42,550,711	$21,846,130

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

Loss on equity method investment totaled $0 and $129,341 for the three months ended December 31, 2016 and 2015, respectively. Loss on equity method investment totaled $49,249 and $223,703 for the six months ended December 31, 2016 and 2015, respectively. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net income (loss)) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including options, restricted stock awards, convertible debt and common stock warrants.

  The if-converted method is used for convertible debt.  Under the if-converted method, interest expense recognized in the period on the convertible debt is added to net income, and the number of shares that would be obtained upon conversion is added to the denominator.

  The treasury stock method is used for common stock warrants, stock options, and restricted stock awards.  Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used repurchase shares of stock in the market, with net number of shares assumed to be issued added to the denominator.  In addition, the numerator is adjusted to exclude the changes in the fair value of the warrants that are classified as a liability for GAAP, but will be settled in shares.

The calculation of Basic and Diluted EPS is shown in the table below.  Classes of securities identified in the table with no adjustments in the calculation of Diluted EPS were determined to be antidilutive for the applicable periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Numerator:
Net income (loss)	$1,158,958	$1,361,786	$(2,058,198)	$(512,447)

Numerator for basic EPS	1,158,958	1,361,786	(2,058,198)	(512,447)

Effect of dilutive securities:
Convertible debt	-	-	-	-
Warrants	(959,200)	-	-	-
	(959,200)	-	-	-

Numerator for diluted EPS	$199,758	$1,361,786	$(2,058,198)	$(512,447)

Denominator:
Denominator for basic EPS -
weighted-average shares	17,821,547	14,120,650	17,467,370	13,792,002

Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock units	-	-	-	-
Convertible debt	-	-	-	-
Warrants	174,674	-	-	-
Dilutive potential common shares	174,674	-	-	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	17,996,221	14,120,650	17,467,370	13,792,002

Basic EPS	$0.07	$0.10	$(0.12)	$(0.04)
Diluted EPS	$0.01	$0.10	$(0.12)	$(0.04)

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of December 31, 2016 or June 30, 2016.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At December 31, 2016, the fair value and carrying value of the convertible debentures was $1,298,068 and $1,193,618 respectively. At June 30, 2016, the fair value and carrying value of the convertible debentures was $7,829,671 and $6,840,608 respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$179,203	$-
Contingent consideration obligations	-	-	2,432,779
Derivative warrant liabilities	-	-	4,522,600
Total	$-	$179,203	$6,955,379

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$49,808	$-
Contingent consideration obligations	-	-	2,268,416
Derivative warrant liabilities	-	-	4,354,100
Total	$-	$49,808	$6,622,516

There were no transfers in or out of Level 3 during the three and six months ended December 31, 2016 and 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (``ASU 2014-09''). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date that defers the effective date of ASU 2014-09 for all public business entities by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning July 1, 2018 and the Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the Company beginning July 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the with-and-without method. The contingent consideration requires the Company to pay up to an additional $3.3 million, if the acquired business achieves 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. The fair value of the contingent consideration arrangement at the acquisition date was $135,324. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 40.0% present value discount factor and an underlying net income volatility of 87.9%. As of December 31, 2016, the estimated fair value of the contingent consideration was $141,929. The values and useful lives of the acquired SV Genetics intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Technology/IP - germplasm	25	$479,000
Technology/IP - seed varieties	15	57,000
Customer relationships	10	462,000
Trade name	10	45,000
Non-compete agreements	5	30,000
Total identifiable intangible assets		$1,073,000

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the six months ended December 31, 2016 and the year ended June 30, 2016, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2016	Additions	Translation	December 31, 2016
Goodwill	$10,292,265	$-	$-	$10,292,265

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	June 30, 2016
Goodwill	$9,630,279	$796,064	$(134,078)	$10,292,265

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2016	Additions	Amortization	Translation	December 31, 2016
Trade name	$1,328,786	$-	$(42,240)	$-	$1,286,546
Customer relationships	1,359,371	-	(50,604)	-	1,308,767
Non-compete	198,999	-	(48,482)	-	150,517
GI customer list	85,967	-	(3,582)	-	82,385
Supply agreement	1,229,047	-	(37,816)	-	1,191,231
Distribution agreement	7,113,253	-	(192,250)	-	6,921,003
Production agreement	335,002	-	(111,666)	-	223,336
Grower relationships	1,964,024	-	(52,704)	-	1,911,320
Intellectual property	22,870,760	-	(572,610)	-	22,298,150
Internal use software	521,593	118,389	-	-	639,982
	$37,006,802	$118,389	$(1,111,954)	$-	$36,013,237

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	June 30, 2016
Trade name	$1,377,840	$45,000	$(82,208)	$(11,846)	$1,328,786
Customer relationships	968,619	462,000	(60,314)	(10,934)	1,359,371
Non-compete	301,354	30,000	(125,815)	(6,540)	198,999
GI customer list	93,131	-	(7,164)	-	85,967
Supply agreement	1,304,679	-	(75,632)	-	1,229,047
Distribution agreement	7,497,750	-	(384,497)	-	7,113,253
Production agreement	558,334	-	(223,332)	-	335,002
Grower relationships	2,183,485	-	(120,481)	(98,980)	1,964,024
Intellectual property	23,719,724	536,000	(1,159,656)	(225,308)	22,870,760
Internal use software	162,417	359,176	-	-	521,593
	$38,167,333	$1,432,176	$(2,239,099)	$(353,608)	$37,006,802

Amortization expense totaled $555,977 and $556,849 for the three months ended December 31, 2016 and 2015, respectively. Amortization expense totaled $1,111,954 and $1,114,690 for the six months ended December 31, 2016 and 2015, respectively. Estimated aggregate remaining amortization is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$1,111,954	$2,054,597	$1,909,612	$1,909,612	$1,909,612	$27,117,850

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2016	2016

Land and improvements	$3,062,163	$2,908,501
Buildings and improvements	6,337,260	6,192,522
Machinery and equipment	4,917,155	4,781,586
Vehicles	1,080,354	1,080,354
Construction in progress	1,001,694	256,935
Total property, plant and equipment	16,398,626	15,219,898

Less: accumulated depreciation	(3,175,512)	(2,619,792)

Property, plant and equipment, net	$13,223,114	$12,600,106

Depreciation expense totaled $286,477and $234,393 for the three months ended December 31, 2016 and 2015, respectively. Depreciation expense totaled $565,197 and $465,348 for the six months ended December 31, 2016 and 2015, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	December 31,	June 30,
	2016	2016
Working capital lines of credit
KeyBank	$18,900,085	$12,308,828
National Australia Bank Limited	3,318,431	4,378,645
Total working capital lines of credit	22,218,516	16,687,473

Current portion of long-term debt
Keith facility (building loan) - National Australia Bank Limited	-	37,205
Keith facility (machinery & equipment loans) - National Australia Bank Limited	150,100	137,889
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - DuPont Pioneer	10,000,000	-
Total current portion	10,250,100	275,094

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	467,811	446,454
Keith facility (machinery & equipment loans) - National Australia Bank Limited	550,550	567,879
Unsecured subordinate promissory note - related party	-	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Total long-term portion	1,018,361	11,114,333
Total debt	$11,268,461	$11,389,427

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

Subject to the temporary changes effected by the Second Amendment, the KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at December 31, 2016. The outstanding balance on the KeyBank Credit Facility was $18,900,085 at December 31, 2016.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $100,000 at December 31, 2016.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015. On December 31, 2014, the Company also issued contingent consideration to DuPont Pioneer which requires the Company to increase the principal amount of the Pioneer Note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following December 31, 2014. The fair value of the contingent consideration arrangement was 2,290,850 at December 31, 2016.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2016 and expires on March 30, 2018. As of December 31, 2016, AUD $4,610,789 (USD $3,318,431) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $705,316 at December 31, 2016) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,636,520 at December 31, 2016).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2016, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.50% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2016, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $467,811 at December 31, 2016). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $539,783 at December 31, 2016), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added of up to AUD $1,200,000 (USD $863,652 at December 31, 2016). At December 31, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $467,811) with unused availability of AUD $100,000 (USD $71,971). At December 31, 2016, the principal balance on the Keith Machinery and Equipment Facility was AUD $789,051 (USD $567,888) with unused availability of AUD $271,851 (USD $195,654). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At December 31, 2016, the principal balance on the Master Assets Facility was AUD $184,465 (USD $132,761) with unused availability of AUD $15,535 (USD $11,181). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.945% as of December 31, 2016). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2017	$75,200
2018	10,253,893
2019	237,338
2020	260,839
2021	191,484
Thereafter	249,707
Total	$11,268,461

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

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	December 31, 2016	June 30, 2016
Current portion of convertible debt, net
Senior secured convertible notes payable	$1,298,714	$7,849,754
Debt discount	(105,096)	(1,009,146)
Total convertible debt, net	1,193,618	6,840,608

As of December 31, 2016, the scheduled principal payments on the Debentures are as follows:

Fiscal Year	Amount

2017	1,298,714
Total	$1,298,714

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015. As of December 31, 2016, the remaining outstanding Debentures were potentially convertible into 280,500 shares. No further adjustments of the conversion price are provided for, except in the case of stock splits and similar recapitalization events. The Company has a one-time optional forced conversion right, exercisable if specified conditions are satisfied.

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

During the six months ended December 31, 2016, certain holders of the Debentures converted an aggregate of $3,168,342 of principal and interest into 684,321 shares of the Company's common stock in accordance with the terms of the Debentures. Upon conversion, the Company recognized interest expense of $194,939 related to unamortized debt discount on the Debentures and incurred $7,070 of stock issuance costs.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At December 31, 2016 and June 30, 2016, the fair value of the Warrants was estimated at $4,522,600 and $4,354,100, respectively. The Warrants were valued at December 31, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 3.5 years, (ii) volatility of 49.0%, (iii) risk-free interest rate of 1.57% and (iv) dividend rate of zero. The Warrants were valued at June 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.0 years, (ii) volatility of 49.9%, (iii) risk-free interest rate of 0.86% and (iv) dividend rate of zero.

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

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at December 31, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2016	New Issuances	Expired	Outstanding as of December 31, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The following table summarizes the total warrants outstanding at June 30, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of June 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 under the heading "Warrants" for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $5,694,170 at December 31, 2016 and their maturities range from January to June 2017.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $179,203 at December 31, 2016 compared to foreign currency contract assets of $49,808 at June 30, 2016. The Company recorded a loss on foreign exchange contracts of $249,728 and a gain of $330,007, which is reflected in cost of revenue for the three months ended December 31, 2016 and 2015, respectively. The Company recorded a loss on foreign exchange contracts of $147,356 and $385,465, which is reflected in cost of revenue for the six months ended December 31, 2016 and 2015, respectively.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is its majority shareholder and a member of its Board of Directors. Fred Fabre, the Company's Vice President of Sales and Marketing, is a minority shareholder of IVM. IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $3,892,493 to IVM during the six months ended December 31, 2016. Amounts due to IVM totaled $3,858,676 and $396,027 at December 31, 2016 and June 30, 2016, respectively.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	December 31,	June 30,
	2016	2016

Risk free rate	1.2% - 1.9%	1.5% - 1.6%
Dividend yield	0%	0%
Volatility	39.2% - 51.6%	50.4% - 50.8%
Average forfeiture assumptions	2.4%	6.1%

During the six months ended December 31, 2016, the Company granted 80,610 options to its directors and officers at exercise prices ranging from $4.75 - $4.86. These options vest in periods ranging from one year annually to quarterly over three years and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2016 and year ended June 30, 2016 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2015	901,697	$5.33	4.1	$392,850
Granted	203,500	4.56	9.7	-
Exercised	(14,582)	3.95	-	-
Canceled/forfeited/expired	(69,197)	6.08	-	-
Outstanding at June 30, 2016	1,021,418	5.14	4.2	142,381
Granted	80,610	4.81	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at December 31, 2016	840,528	5.34	5.0	166,882
Options vested and exercisable at December 31, 2016	620,292	5.62	4.3	123,796
Options vested and expected to vest as of December 31, 2016	840,041	$5.34	5.0	$166,807

The weighted average grant date fair value of options granted and outstanding at December 31, 2016 was $1.45. At December 31, 2016, the Company had $365,184 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.6 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the three months ended December 31, 2016, the Company issued 76,085 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to annual installments over a three-year period. The fair value of the awards totaled $369,531 and was based on the closing stock price on the date of grants.

The Company recorded $240,241 and $186,786 of stock-based compensation expense associated with grants of restricted stock units during the three months ended December 31, 2016 and 2015, respectively. The Company recorded $434,497 and $393,845 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2016 and 2015, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Six Months Ended December 31, 2016
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	170,879	$7.51	1.5
Granted	76,085	4.86	1.7
Vested	(56,969)	7.53	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	189,995	$6.44	1.3

At December 31, 2016, the Company had $1,004,570 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.3 years.

At December 31, 2016, there were 698,867 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2016 and 2015, totaled $296,235 and $303,614, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2016 and 2015, totaled $578,659 and $628,173, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2016 and 2015, respectively.

	Six Months Ended
	December 31,
	2016	2015
Increase in non-cash net assets of subsidiary due to foreign currency translation loss, net of income tax	$(243,621)	$(841,117)

Issuance of common stock upon conversion of principal and interest of convertible debentures	3,168,342	-

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

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics signals management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

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

Results of Operations

Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenue and Cost of Revenue

Revenue for three months ended December 31, 2016 was $24,225,744 compared to $24,141,257 for the three months ended December 31, 2015. Revenue for the second quarter of fiscal 2017 was consistent with the comparable period in the prior year. We recorded sales of approximately $16.0 million from our distribution and production agreements with DuPont Pioneer during the three months ended December 31, 2016, which was an increase of $1.9 million over the prior period amount of $14.1 million. The increase in revenue to DuPont Pioneer was offset by a decrease in our export business due to delayed shipments into Saudi Arabia. Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing certain customers in the region to defer purchases and/or reduce inventory carrying levels in the near-term. Based on information currently available to management, we believe that such regulatory uncertainty will be resolved or clarified in the coming months.

Sales direct to international customers represented 30% and 35% of revenue during the three months ended December 31, 2016 and 2015, respectively. Domestic revenue accounted for 70% and 65% of our total revenue for the three months ended December 31, 2016 and 2015, respectively. The increase in domestic revenue is directly attributed to an increase in sales to DuPont Pioneer during the second quarter. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $19,005,270 for the three months ended December 31, 2016 was 78.5% of revenue, while the cost of revenue of $20,109,824 for the three months ended December 31, 2015 was 83.3% of revenue.

Total gross profit margin for the three months ended December 31, 2016 was 21.5% compared to 16.7% in the second quarter of fiscal 2016. The increase in gross profit margins was primarily due to product sales mix during the quarter where we had a higher concentration of sales to DuPoint Pioneer which are higher margin sales.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended December 31, 2016 totaled $2,592,059 compared to $2,306,144 for the three months ended December 31, 2015. The $285,915 increase in SG&A expense versus the second quarter of the prior year was primarily due to an increase in professional fees and personnel and related costs to accommodate the anticipated growth in operations. As a percentage of revenue, SG&A expenses were 10.7% in the current quarter compared to 9.6% in the second quarter of the prior year.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2016 totaled $748,571 compared to $732,607 for the three months ended December 31, 2015. The increase of $15,965 in the second quarter of fiscal 2017 was primarily driven by additional research and development activities in connection with the recent SVG Acquisition partially offset by reductions in the stevia and alfalfa programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2016 was $842,454 compared to $791,242 for the three months ended December 31, 2015. Included in the amount was amortization expense for intangible assets, which totaled $555,977 in the three months ended December 31, 2016 and $556,849 in the three months ended December 31, 2015. The $51,212 increase in depreciation and amortization expense over the second quarter of the prior year is primarily driven by amortization of intangible assets acquired from SVG Acquisition in May 2016.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $2,837 for the three months ended December 31, 2016 compared to a gain of $335,159 for the three months ended December 31, 2015. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $959,200 in the three months ended December 31, 2016 compared to a gain of $943,000 in the three months ended December 31, 2015. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014. The decrease in fair value is primarily driven by a $0.50 decrease in the closing stock price at December 31, 2016 from September 30, 2016.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $57,282 charge to non-cash change in contingent consideration obligations expense for the three months ended December 31, 2016 represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The $47,811 loss from non-cash change in contingent consideration obligation during the second quarter of fiscal 2016 represents the increase in the estimated fair value of the contingent consideration obligation during that respective period.

Loss on Equity Method Investment

Loss on equity method investment totaled $0 and $129,341 for the three months ended December 31, 2016 and 2015, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2016 was $381,660 compared to $1,055,202 for the three months ended December 31, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended December 31, 2016 totaled $295,042 compared to $537,749 for the three months ended December 31, 2015. Interest expense for the second quarter of fiscal 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $242,707 decrease in interest expense in the second quarter of fiscal 2017 is primarily driven by a $311,000 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continues to be redeemed by us and converted by the holders, partially offset by an increase in interest expense attributed to higher levels of working capital resulting in more borrowings on the working capital facilities.

Provision (Benefit) from Income Taxes

Income tax provision totaled $106,485 for the three months ended December 31, 2016 compared to income tax benefit of $1,529,252 for the three months ended December 31, 2015. Our effective tax rate was 8.4% during the quarter ended December 31, 2016 compared to 913.2% in second quarter of fiscal 2016. The decrease in our effective tax rate for the three months ended December 31, 2016 is primarily attributed to the gain associated with the change in the valuation of our warrants. The gain associated with the warrant fair value adjustments are not taxable for federal income tax purposes. Our effective tax rate differs from the U.S. federal statutory rate as a result of this nontaxable item and the lower statutory rate of our foreign subsidiary.

Our effective tax rate was 913.2% during the three months ended December 31, 2015. The high effective tax rate benefit for the three months ended December 31, 2015 was primarily attributable to a tax benefit recorded during the second quarter of fiscal 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We had previously treated the inter-company loan as long-term in investment nature, but during the second quarter of fiscal 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit during the second quarter of fiscal 2016 as the inter-company loan was denominated in Australian dollars and had devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss was recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The increase in our effective tax rate benefit for the three months ended December 31, 2015 was also attributed to the tax benefit associated with the change in the valuation of our warrants and the tax benefit related to the tax law change to extend the research tax credit retroactively and permanently prospectively, which occurred during the second quarter of fiscal 2016.  The income associated with the warrant fair value adjustments are not taxable for federal income tax purposes.

Net Income (Loss)

We had net income of $1,158,958 for the three months ended December 31, 2016 compared to net income of $1,361,786 for the three months ended December 31, 2015. The decrease in our net income in the second quarter of fiscal 2017 over the net income recognized in the second quarter of fiscal 2016 was attributable primarily to the income tax benefit of $1.5 million recorded in the prior year versus income tax expense in the current period. The net income per basic common share was $0.07 and diluted common share was $0.01 for the three months ended December 31, 2016 compared to net income per basic and diluted share of $0.10 for the three months ended December 31, 2015.

Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

Revenue and Cost of Revenue

Revenue for six months ended December 31, 2016 was $36,475,317 compared to $36,396,169 for the three months ended December 31, 2015. Revenue for the first half of fiscal 2017 was consistent with the comparable period in the prior year. We recorded sales of approximately $17.6 million from our distribution and production agreements with DuPont Pioneer during the six months ended December 31, 2016, which was an increase of $3.0 million over the prior period amount of $14.6 million. The increase in revenue to DuPont Pioneer was offset by a decrease in our export business due to delayed shipments into Saudi Arabia. Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing certain customers in the region to defer purchases and/or reduce inventory carrying levels in the near-term. Based on information currently available to management, we believe that such regulatory uncertainty will be resolved or clarified in the coming months.

Sales direct to international customers represented 46% and 52% of revenue during the six months ended December 31, 2016 and 2015, respectively. Domestic revenue accounted for 54% and 48% of our total revenue for the six months ended December 31, 2016 and 2015, respectively. The increase in domestic revenue is directly attributed to an increase in sales to DuPont Pioneer during the first half of fiscal 2017. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $29,311,580 for the six months ended December 31, 2016 was 80.4% of revenue, while the cost of revenue of $30,389,855 for the six months ended December 31, 2015 was 83.5% of revenue.

Total gross profit margin for the six months ended December 31, 2016 was 19.6% compared to 16.5% for the six months ended December 31, 2015. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales to DuPoint Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

Selling, General and Administrative Expenses

SG&A expense for the six months ended December 31, 2016 totaled $5,047,263 compared to $4,780,121 for the six months ended December 31, 2015. The $267,142 increase in SG&A expense versus the comparable period of the prior year was primarily due to an increase in professional fees and personnel and related costs to accommodate the anticipated growth in operations. As a percentage of revenue, SG&A expenses were 13.8% in the current period compared to 13.1% in the six months ended December 31, 2015.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2016 totaled $1,490,113 compared to $1,422,980 for the six months ended December 31, 2015. The increase during the six months ended December 31, 2016 was primarily driven by additional research and development activities in connection with the recent SVG Acquisition partially offset by reductions in the stevia and alfalfa programs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2016 was $1,677,151 compared to $1,580,038 for the six months ended December 31, 2015. Included in the amount was amortization expense for intangible assets, which totaled $1,111,954 in the six months ended December 31, 2016 and $1,114,690 in the six months ended December 31, 2015. The $97,113 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by amortization of intangible assets acquired from SVG Acquisition in May 2016.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $6,483 for the six months ended December 31, 2016 compared to a gain of $251,813 for the six months ended December 31, 2015. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability loss of $168,500 in the six months ended December 31, 2016 compared to a gain of $1,482,000 in the six months ended December 31, 2015. The loss represents the increase in fair value of the outstanding warrants issued in December 2014. The increase in fair value is primarily driven by a $0.24 increase in the closing stock price at December 31, 2016 from June 30, 2016.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $164,363 charge to non-cash change in contingent consideration obligations expense for the six months ended December 31, 2016 represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The $47,473 gain from non-cash change in contingent consideration obligation during the six months ended December 31, 2015 represents the decrease in the estimated fair value of the contingent consideration obligation during that respective period.

Loss on Equity Method Investment

Loss on equity method investment totaled $49,249 and $223,703 for the six months ended December 31, 2016 and 2015, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2016 was $981,118 compared to $1,961,453 for the six months ended December 31, 2015. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease.

Interest Expense - Convertible Debt and Other

Interest expense during the six months ended December 31, 2016 totaled $647,584 compared to $1,233,984 for the six months ended December 31, 2015. Interest expense for the six months ended December 31, 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $586,400 decrease in interest expense for the six months ended December 31, 2016 is primarily driven by a $604,000 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continues to be redeemed by us and converted by the holders, coupled with a decrease in interest expense attributed to lower levels of working capital resulting in less borrowings on the working capital facilities.

Benefit from Income Taxes

Income tax benefit totaled $996,923 for the six months ended December 31, 2016 compared to income tax benefit of $2,779,195 for the six months ended December 31, 2015. Our effective tax rate was 32.6% during the six months ended December 31, 2016 compared to 84.4% for the six months ended December 31, 2015. The decrease in our effective tax rate benefit for the six months ended December 31, 2016 is primarily attributed to the loss associated with the change in the valuation of our warrants. The loss associated with the warrant fair value adjustments are not deductible for federal income tax purposes. Our effective tax rate differs from the U.S. federal statutory rate as a result of this nondeductible item and the lower statutory rate of our foreign subsidiary.

Our higher effective tax rate benefit for the six months ended December 31, 2015 was primarily attributable to a tax benefit recorded during the second quarter of fiscal 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We had previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit during the second quarter of fiscal 2016 as the inter-company loan was denominated in Australian dollars and had devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The higher effective tax rate benefit for the six months ended December 31, 2015 was also attributed to the tax benefit associated with the change in the valuation of our warrants and the tax benefit related to the tax law change to extend the research tax credit retroactively and permanently prospectively, which occurred during the second quarter.

Net Loss

We had a net loss of $2,058,198 for the six months ended December 31, 2016 compared to a net loss of $512,447 for the six months ended December 31, 2015. The increase in our net loss in the six months ended December 31, 2016 over the net loss incurred in the comparable period of the prior year was attributable primarily to the income tax benefit of $2,779,195 recorded in the prior year versus income tax benefit of $996,923 in the current period. The net loss per basic and diluted common share was $(0.12) for the six months ended December 31, 2016 compared to net loss per basic and diluted share of $(0.04) for the six months ended December 31, 2015.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2017, we paid our North American growers approximately 50% in October 2016 and the balance will be paid in February 2017. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer acquisition, which substantially increased our production and therefore our working capital demands, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the payment schedule of our North American grower base.

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

The monthly interest on the debentures is payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures are satisfied, or in any combination of cash and shares, at our option. Beginning on July 1, 2015, we were required to begin making monthly redemption payments, payable, at our option, in cash, shares of our common stock or any combination thereof, provided (in the event we elect to pay in shares) all of the applicable equity conditions are satisfied. We have made all monthly redemption payments in cash. The debentures contain certain rights of acceleration and deferral at the holder's option and contain certain limited acceleration rights of the Company. Through December 31, 2016, we have reduced the principal amount of the debentures by $7,830,049 through accelerated redemption payments.

The principal amount of the debentures has been further reduced by monthly cash redemption payments and optional conversions of the debentures by certain of the holders. At December 31, 2016, a total of 684,321 shares of our common stock, respectively, have been issued upon conversion of the debentures in lieu of payments of principal and accrued interest, totaling an aggregate of $3,168,342 through December 31, 2016. At December 31, 2016, we had outstanding $1,298,714 in principal amount of the convertible debentures. As of February 9, 2017, we have $189,974 principal outstanding on the convertible debentures. We expect the debentures will be fully retired by March 1, 2017.

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

At December 31, 2016, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2016 and expires on March 30, 2018. As of December 31, 2016, AUD $4,610,789 (USD $3,318,431) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $705,316 at December 31, 2016) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,636,520 at December 31, 2016).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2016, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.50% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2016, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2016.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $467,811 at December 31, 2016). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $539,783 at December 31, 2016), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added of up to AUD $1,200,000 (USD $863,652 at December 31, 2016). At December 31, 2016, the principal balance on the Keith Building Loan was AUD $650,000 (USD $467,812) with unused availability of AUD $100,000 (USD $71,971). At December 31, 2016, the principal balance on the Keith Machinery and Equipment Facility was AUD $789,051 (USD $567,888) with unused availability of AUD $271,851 (USD $195,654). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At December 31, 2016, the principal balance on the Master Assets Facility was AUD $184,465 (USD $132,761) with unused availability of AUD $15,535 (USD $11,181). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.945% as of December 31, 2016). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

We are currently in discussions with several financial institutions regarding the refinance of the Pioneer Note and expect to enter into a long-term secured promissory note to fund the pay-off of the Pioneer Note and the contingent consideration obligation prior to those obligations becoming due. Similarly, we expect to renew or replace our KeyBank Credit Facility in the normal course of operations prior to those obligations becoming due. However, we cannot provide assurances that additional loans will be available at such times or in amounts needed by us.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2016 and 2015:

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities	$(5,985,615)	$5,256,262
Cash flows from investing activities	(1,382,784)	(1,219,825)
Cash flows from financing activities	2,664,379	(2,106,368)
Effect of exchange rate changes on cash	(92,185)	(244,289)
Net (decrease) increase in cash and cash equivalents	(4,796,205)	1,685,780
Cash and cash equivalents, beginning of period	6,904,500	3,535,458
Cash and cash equivalents, end of period	$2,108,295	$5,221,238

Operating Activities

For the six months ended December 31, 2016, operating activities used $5,985,615 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $760,689 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $6,746,304 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventories of $20,836,483 partially offset by an increase in accounts payable (including related parties) of $13,560,771 and a decrease in accounts receivable of $1,820,501.

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

Investing Activities

Investing activities during the six months ended December 31, 2016 used $1,382,784 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

Investing activities during the six months ended December 31, 2015 used $1,219,825 in cash. These activities consisted of additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia. In addition, we invested $439,038 in our 50% owned joint corporation, S&W Semillas S.A.

Financing Activities

Financing activities during the six months ended December 31, 2016 provided $2,664,379 in cash. We had net borrowings of $5.6 million on our lines of credit and made $3.4 million of redemptions on our convertible debentures. We also generated $602,083 in net proceeds from the exercise of stock options during the six months ended December 31, 2016.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2016.

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

  our ability to refinance the Pioneer Note on acceptable terms;

  our ability to renew or replace our KeyBank Credit Facility on acceptable terms;

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business and results of operations are subject to a number of risks and uncertainties. A description of the risk factors associated with our business is included under the heading "Risk Factors" in our Annual Report, which was filed with the SEC on September 15, 2016. The description below includes material changes to the risk factors affecting our business that were previously disclosed in our Annual Report. The risk factor included below supersedes the description of the relevant risk factor in our Annual Report. Other than the items discussed below, there have been no material changes to the risk factors previously disclosed in our Annual Report since such filing.

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing buyers in the country to reduce alfalfa seed inventory levels in the near-term. Historically, sales to customers in Saudi Arabia have represented a significant portion of our revenue, and one Saudi Arabia based customer still ranks among our largest two customers. Given the regulatory uncertainty, the outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years is uncertain. If buyers in Saudi Arabia continue to reduce alfalfa seed inventory levels in the near-term, our revenue over the next six to twelve months could be negatively impacted. If such regulatory uncertainty perseveres, or if such regulations are clarified or resolved in a manner that unfavorably impacts the water usage rights of large forage producers in Saudi Arabia, we could experience a significant decrease in demand from our customers in Saudi Arabia. Any such decrease in demand could result in a material decline in revenue and earnings in the absence of growth in other regions and other products.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2017.

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

(1)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 19, 2011.
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 18, 2012.
(5)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 31, 2014.
(6)   Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed on January 7, 2015.