Form 10-Q
period 2017-03-31
S&W Seed Co
filed 2017-05-11
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      As of May 10, 2017, 17,979,681 shares of the registrant's common stock were outstanding.

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

  the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to procure or export our products;

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,320,659	$6,904,500
Accounts receivable, net	23,179,172	27,619,599
Inventories, net	38,052,248	21,846,130
Prepaid expenses and other current assets	1,560,194	1,218,280
TOTAL CURRENT ASSETS	66,112,273	57,588,509

Property, plant and equipment, net	13,465,805	12,600,106
Intangibles, net	35,456,992	37,006,802
Goodwill	10,292,265	10,292,265
Deferred tax assets	7,728,370	7,279,923
Other assets	1,553,503	2,237,380
TOTAL ASSETS	$134,609,208	$127,004,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,218,726	$14,303,877
Accounts payable - related parties	77,599	396,027
Deferred revenue	570,662	509,857
Accrued expenses and other current liabilities	1,590,559	2,385,160
Lines of credit	36,166,497	16,687,473
Current portion of contingent consideration obligation	2,346,091	-
Current portion of long-term debt	10,261,411	275,094
Current portion of convertible debt, net	-	6,840,608
TOTAL CURRENT LIABILITIES	58,231,545	41,398,096

Contingent consideration obligation	-	2,268,416
Long-term debt, less current portion	1,040,414	11,114,333
Derivative warrant liabilities	3,512,700	4,354,100
Other non-current liabilities	42,049	108,596

TOTAL LIABILITIES	62,826,708	59,243,541

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
17,989,167 issued and 17,964,167 outstanding at March 31, 2017;
17,086,111 issued and 17,061,111 outstanding at June 30, 2016;	17,989	17,086
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	82,822,874	78,282,461
Accumulated deficit	(5,345,205)	(4,614,244)
Accumulated other comprehensive loss	(5,578,962)	(5,789,663)
TOTAL STOCKHOLDERS' EQUITY	71,782,500	67,761,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,609,208	$127,004,985

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$21,012,243	$25,013,779	$57,487,560	$61,409,948

Cost of revenue	15,208,896	19,500,605	44,520,476	49,890,460

Gross profit	5,803,347	5,513,174	12,967,084	11,519,488

Operating expenses
Selling, general and administrative expenses	2,720,131	2,459,737	7,767,530	7,239,821
Research and development expenses	714,512	626,316	2,204,625	2,049,332
Depreciation and amortization	798,559	796,062	2,475,710	2,376,101
Disposal of property, plant and equipment loss (gain)	7,766	(2,427)	7,630	(2,427)
Impairment charges	319,001	-	319,001	-

Total operating expenses	4,559,969	3,879,688	12,774,496	11,662,827

Income (loss) from operations	1,243,378	1,633,486	192,588	(143,339)

Other expense
Foreign currency loss (gain)	2,125	87,342	(4,358)	(164,471)
Change in derivative warrant liabilities	(1,009,901)	(694,800)	(841,400)	(2,176,800)
Change in contingent consideration obligations	(86,688)	48,963	77,675	1,490
Loss on equity method investment	95,591	28,916	144,841	252,619
Gain on sale of marketable securities	-	-	-	(123,038)
Interest expense - amortization of debt discount	150,875	1,150,412	1,131,994	3,111,866
Interest expense - convertible debt and other	300,627	438,879	948,211	1,672,863

Income (loss) before income taxes	1,790,749	573,774	(1,264,375)	(2,717,868)
Provision (benefit) from income taxes	463,509	5,901	(533,414)	(2,773,294)
Net income (loss)	$1,327,240	$567,873	$(730,961)	$55,426

Net income (loss) per common share:
Basic	$0.07	$0.04	$(0.04)	$0.00
Diluted	$0.02	$0.04	$(0.09)	$0.00

Weighted average number of common shares outstanding:
Basic	17,963,598	15,420,308	17,630,906	14,278,107
Diluted	17,979,177	15,420,308	17,718,243	14,278,107

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net income (loss)	$1,327,240	$567,873	$(730,961)	$55,426

Foreign currency translation adjustment, net of income taxes	454,319	383,723	210,701	(457,391)

Comprehensive income (loss)	$1,781,559	$951,596	$(520,260)	$(401,965)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	917,487	-	-	917,487
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	45,410	45	-	-	(83,848)	-	-	(83,803)
Proceeds from sale of common stock, net of fees and expenses	3,306,404	3,306	-	-	13,306,410	-	-	13,309,716
Exercise of stock options, net of withholding taxes	8,751	9	-	-	34,557	-	-	34,566
Other comprehensive loss	-	-	-	-	-	-	(457,391)	(457,391)
Net income	-	-	-	-	-	55,426	-	55,426
Balance, March 31, 2016	16,839,666	$16,839	(25,000)	$(134,196)	$77,118,847	$(4,924,045)	$(5,553,977)	$66,523,468

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	885,456	-	-	885,456
Net issuance to settle RSUs	56,954	57	-	-	(107,552)	-	-	(107,495)
Issuance of common stock upon conversion of principal and interest of convertible debentures	684,321	684	-	-	3,160,588	-	-	3,161,272
Exercise of stock options, net of withholding taxes	161,781	162	-	-	601,921	-	-	602,083
Other comprehensive income	-	-	-	-	-	-	210,701	210,701
Net loss	-	-	-	-	-	(730,961)	-	(730,961)
Balance, March 31, 2017	17,989,167	$17,989	(25,000)	$(134,196)	$82,822,874	$(5,345,205)	$(5,578,962)	$71,782,500

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(730,961)	$55,426
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	885,456	917,487
Change in allowance for doubtful accounts	99,640	(7,350)
Depreciation and amortization	2,475,710	2,376,101
Loss (gain) on disposal of property, plant and equipment	7,630	(2,427)
Impairment charges	319,001	-
Change in deferred tax asset	(448,447)	(2,974,375)
Change in foreign exchange contracts	50,522	(55,817)
Change in derivative warrant liabilities	(841,400)	(2,176,800)
Change in contingent consideration obligations	77,675	1,490
Amortization of debt discount	1,131,994	3,111,866
Gain on sale of marketable securities	-	(123,038)
Intercompany foreign exchange gain	-	(284,774)
Loss on equity method investment	144,841	252,619
Changes in operating assets and liabilities, net:
Accounts receivable	4,481,129	13,498,542
Inventories	(15,972,829)	(16,946,534)
Prepaid expenses and other current assets	(245,248)	(974,732)
Other non-current assets	-	(140,569)
Accounts payable	(7,323,842)	1,632,353
Accounts payable - related parties	(318,428)	(1,021,524)
Deferred revenue	60,298	(163,211)
Accrued expenses and other current liabilities	(770,337)	(277,084)
Other non-current liabilities	(67,915)	(31,311)
Net cash used in operating activities	(16,985,511)	(3,333,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,624,493)	(1,852,865)
Proceeds from disposal of property, plant and equipment	6,000	28,100
Purchase of marketable securities	-	(316,000)
Sale of marketable securities	-	439,038
Equity method investment	-	(439,038)
Additions to internal use software	(118,121)	(236,555)
Net cash used in investing activities	(1,736,614)	(2,377,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	13,309,716
Net proceeds from exercise of common stock options	602,083	34,566
Taxes paid related to net share settlements of stock-based compensation awards	(107,495)	(83,803)
Borrowings and repayments on lines of credit, net	19,325,988	7,822,160
Borrowings of long-term debt	89,717	601,341
Repayments of long-term debt	(209,454)	(1,974,582)
Repayments of convertible debt	(4,721,551)	(11,274,679)
Net cash provided by financing activities	14,979,288	8,434,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH	158,996	8,427

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,583,841)	2,732,164

CASH AND CASH EQUIVALENTS, beginning of the period	6,904,500	3,535,458

CASH AND CASH EQUIVALENTS, end of period	$3,320,659	$6,267,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,039,100	$922,561
Income taxes	194,886	205,225

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 77% and 65% of its revenue for the three months ended March 31, 2017 and 2016, respectively. One customer accounted for 59% and 50% of its revenue for the nine months ended March 31, 2017 and 2016, respectively.

Two customers accounted for 56% of the Company's accounts receivable at March 31, 2017. One customer accounted for 35% of the Company's accounts receivable at June 30, 2016.

In addition, the Company sells a substantial portion of its products to international customers. Sales direct to international customers represented 20% and 34% of revenue during the three months ended March 31, 2017 and 2016, respectively. Sales direct to international customers represented 36% and 44% of revenue during the nine months ended March 31, 2017 and 2016, respectively. The net book value of fixed assets located outside the United States was 18% and 17% of total assets at March 31, 2017 and June 30, 2016, respectively. Cash balances located outside of the United States may not be insured and totaled $331,687 and $1,923,290 at March 31, 2017 and June 30, 2016, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
United States	$16,850,655	80%	$16,596,810	66%	$36,633,044	64%	$34,092,324	56%
Saudi Arabia	1,051,593	5%	3,821,011	15%	6,273,365	11%	13,452,368	22%
China	790,486	4%	211,967	1%	889,834	2%	431,288	1%
Mexico	549,420	3%	743,617	3%	4,294,447	7%	3,830,117	6%
Argentina	316,046	2%	704,059	3%	2,881,050	5%	2,272,120	4%
Egypt	394,560	2%	502,250	2%	677,520	1%	502,090	1%
Peru	297,438	1%	363,297	1%	821,213	1%	1,529,304	2%
Other	762,045	3%	2,070,768	9%	5,017,087	9%	5,300,337	8%
Total	$21,012,243	100%	$25,013,779	100%	$57,487,560	100%	$61,409,948	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $177,295 at March 31, 2017 and June 30, 2016.

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

Components of inventory are:

	March 31,	June 30,
	2017	2016
Raw materials and supplies	$224,805	$241,268
Work in progress and growing crops	6,322,371	3,120,485
Finished goods	31,505,072	18,484,377
	$38,052,248	$21,846,130

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in May 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary.

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

Loss on equity method investment totaled $95,591 and $28,916 for the three months ended March 31, 2017 and 2016, respectively. Loss on equity method investment totaled $144,841 and $252,619 for the nine months ended March 31, 2017 and 2016, respectively. This represents the Company's 50% share of losses incurred by the joint corporation (S&W Semillas S.A.) in Argentina during the two periods.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Numerator:
Net income (loss)	$1,327,240	$567,873	$(730,961)	$55,426

Numerator for basis EPS	1,327,240	567,873	(730,961)	55,426

Effect of dilutive securities:
Convertible debt	-	-	-	-
Warrants	(1,009,901)	-	(841,400)	-
	(1,009,901)	-	(841,400)	-

Numerator for diluted EPS	$317,339	$567,873	$(1,572,361)	$55,426

Denominator:
Denominator for basic EPS -
weighted-average shares	17,963,598	15,420,308	17,630,906	14,278,107

Effect of dilutive securities:
Employee stock stock options	-	-	-	-
Employee restricted stock units	-	-	-	-
Convertible debt	-	-	-	-
Warrants	15,579	-	87,337	-
Dilutive potential common shares	15,579	-	87,337	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	17,979,177	15,420,308	17,718,243	14,278,107

Basic EPS	$0.07	$0.04	$(0.04)	$0.00
Diluted EPS	$0.02	$0.04	$(0.09)	$0.00

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2017 or June 30, 2016.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At March 31, 2017, the fair value and carrying value of the convertible debentures was zero.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$173,192	$-
Contingent consideration obligations	-	-	2,346,091
Derivative warrant liabilities	-	-	3,512,700
Total	$-	$173,192	$5,858,791

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$49,808	$-
Contingent consideration obligations	-	-	2,268,416
Derivative warrant liabilities	-	-	4,354,100
Total	$-	$49,808	$6,622,516

There were no transfers in or out of Level 3 during the three and nine months ended March 31, 2017 and 2016.

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

As consideration for the SV Genetics Acquisition, the Company paid the following amounts at closing: $1.0 million in cash and 225,088 shares of the Company's common stock. The fair value of the shares of the Company's common stock was determined based on the closing market price of the Company's common stock on the acquisition date and a 5% discount because of the lack of marketability that market participants would consider when estimating the fair value of the common stock issued. The terms of the SV Genetics Acquisition further provide for a potential earn-out payment of up to $3.3 million, payable in cash or the Company's common stock, in the sole discretion of the Company, based on the acquired business achieving 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. Any earn-out payment, if paid in stock, will be based upon the trailing volume weighted average price on the day immediately preceding the payment of the earn-out. The earn-out payment, if any, will be made in September 2019.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the with-and-without method. The contingent consideration requires the Company to pay up to an additional $3.3 million, if the acquired business achieves 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. The fair value of the contingent consideration arrangement at the acquisition date was $135,324. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 40.0% present value discount factor and an underlying net income volatility of 87.9%. As of March 31, 2017, the estimated fair value of the contingent consideration was zero. The values and useful lives of the acquired SV Genetics intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Technology/IP - germplasm	25	$479,000
Technology/IP - seed varieties	15	57,000
Customer relationships	10	462,000
Trade name	10	45,000
Non-compete agreements	5	30,000
Total identifiable intangible assets		$1,073,000

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the nine months ended March 31, 2017 and the year ended June 30, 2016, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2016	Additions	Translation	March 31, 2017
Goodwill	$10,292,265	$-	$-	$10,292,265

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	June 30, 2016
Goodwill	$9,630,279	$796,064	$(134,078)	$10,292,265

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2016	Additions	Amortization	Translation	March 31, 2017
Trade name	$1,328,786	$-	$(63,360)	$-	$1,265,426
Customer relationships	1,359,371	-	(75,906)	-	1,283,465
Non-compete	198,999	-	(72,723)	-	126,276
GI customer list	85,967	-	(5,373)	-	80,594
Supply agreement	1,229,047	-	(56,724)	-	1,172,323
Distribution agreement	7,113,253	-	(288,375)	-	6,824,878
Production agreement	335,002	-	(167,499)	-	167,503
Grower relationships	1,964,024	-	(79,056)	-	1,884,968
Intellectual property	22,870,760	-	(858,916)	-	22,011,844
Internal use software	521,593	118,122	-	-	639,715

	$37,006,802	$118,122	$(1,667,932)	$-	$35,456,992

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	June 30, 2016
Trade name	$1,377,840	$45,000	$(82,208)	$(11,846)	$1,328,786
Customer relationships	968,619	462,000	(60,314)	(10,934)	1,359,371
Non-compete	301,354	30,000	(125,815)	(6,540)	198,999
GI customer list	93,131	-	(7,164)	-	85,967
Supply agreement	1,304,679	-	(75,632)	-	1,229,047
Distribution agreement	7,497,750	-	(384,497)	-	7,113,253
Production agreement	558,334	-	(223,332)	-	335,002
Grower relationships	2,183,485	-	(120,481)	(98,980)	1,964,024
Intellectual property	23,719,724	536,000	(1,159,656)	(225,308)	22,870,760
Internal use software	162,417	359,176	-	-	521,593
	$38,167,333	$1,432,176	$(2,239,099)	$(353,608)	$37,006,802

Amortization expense totaled $555,977 and $558,358 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense totaled $1,667,932 and $1,673,048 for the nine months ended March 31, 2017 and 2016, respectively. Estimated aggregate remaining amortization is as follows:

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$555,977	$2,054,597	$1,909,612	$1,909,612	$1,909,612	$27,117,582

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2017	2016

Land and improvements	$3,091,558	$2,908,501
Buildings and improvements	6,391,988	6,192,522
Machinery and equipment	5,156,871	4,781,586
Vehicles	1,080,354	1,080,354
Construction in progress	1,149,349	256,935
Total property, plant and equipment	16,870,120	15,219,898

Less: accumulated depreciation	(3,404,315)	(2,619,792)

Property, plant and equipment, net	$13,465,805	$12,600,106

Depreciation expense totaled $242,582 and $237,704 for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense totaled $807,778 and $703,053 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	March 31,	June 30,
	2017	2016
Working capital lines of credit
KeyBank	$28,975,875	$12,308,828
National Australia Bank Limited	7,190,622	4,378,645
Total working capital lines of credit	36,166,497	16,687,473

Current portion of long-term debt
Keith facility (building loan) - National Australia Bank Limited	-	37,205
Keith facility (machinery & equipment loans) - National Australia Bank Limited	161,411	137,889
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - DuPont Pioneer	10,000,000	-
Total current portion	10,261,411	275,094

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	496,828	446,454
Keith facility (machinery & equipment loans) - National Australia Bank Limited	543,586	567,879
Unsecured subordinate promissory note - related party	-	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Total long-term portion	1,040,414	11,114,333
Total debt	$11,301,825	$11,389,427

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

On March 13, 2017, the Company entered into a Third Amendment Agreement (the " Third Amendment"). The purpose of the Third Amendment was to provide certain temporary changes to the terms of the KeyBank Credit Facility, including: (i) further extending the temporary period during which the Company may borrow, repay and reborrow up to $30.0 million in the aggregate under the credit facility until April 21, 2017; and (ii) retroactively and temporarily allowing for over-advances, beyond amounts otherwise available based on the borrowing base calculations under the Credit Facility (a) of up to $3.5 million during the period from March 8, 2017 through March 10, 2017, (b) of up to $5.0 million during the period from March 11, 2017 through March 17, 2017, (c) of up to $6.0 million during the period from March 18, 2017 through March 24, 2017, (d) of up to $7.0 million during the period from March 25, 2017 through March 31, 2017 and (e) of up to $8.5 million during the period from April 1, 2017 through as late as April 20, 2017.

Subject to the temporary changes effected by the Second Amendment, the KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible accounts receivable (90% if insured), plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2% per annum), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at March 31, 2017. The outstanding balance on the KeyBank Credit Facility was $28,975,875 at March 31, 2017.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $100,000 at March 31, 2017.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015. On December 31, 2014, the Company also issued contingent consideration to DuPont Pioneer which requires the Company to increase the principal amount of the Pioneer Note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following December 31, 2014. The fair value of the contingent consideration arrangement was $2,290,850 at March 31, 2017.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of March 31, 2017, AUD $9,407,499 (USD $7,190,622) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $749,063 at March 31, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,172,200 at March 31, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.90% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at March 31, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $496,828 at March 31, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $573,263 at March 31, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added of up to AUD $1,200,000 (USD $917,220 at March 31, 2017). At March 31, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $496,828) with unused availability of AUD $100,000 (USD $76,436). At March 31, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $746,183 (USD $570,345) with unused availability of AUD $271,851 (USD $207,789). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At March 31, 2017, the principal balance on the Master Assets Facility was AUD $176,165 (USD $134,652) with unused availability of AUD $23,835 (USD $18,218). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.96% as of March 31, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2017	$39,601
2018	10,263,438
2019	252,059
2020	277,018
2021	203,360
Thereafter	266,349
Total	$11,301,825

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

During Fiscal Year 2016, the Company accelerated three redemption payments totaling $2,830,049.

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	March 31, 2017	June 30, 2016
Current portion of convertible debt, net
Senior secured convertible notes payable	$-	$7,849,754
Debt discount	-	(1,009,146)
Total convertible debt, net	$-	$6,840,608

As of March 31, 2017, the Debentures were fully retired and had no outstanding balance.

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015.

During the nine months ended March 31, 2017, certain holders of the Debentures converted an aggregate of $3,168,342 of principal and interest into 684,321 shares of the Company's common stock in accordance with the terms of the Debentures. Upon conversion, the Company recognized interest expense of $194,939 related to unamortized debt discount on the Debentures and incurred $7,070 of stock issuance costs.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At March 31, 2017 and June 30, 2016, the fair value of the Warrants was estimated at $3,512,700 and $4,354,100, respectively. The Warrants were valued at March 31, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 3.25 years, (ii) volatility of 46.5%, (iii) risk-free interest rate of 1.54% and (iv) dividend rate of zero.  The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction and third party indications of fair value. The prior third party market transaction was provided a weighting of 10.0% while the third party indications of fair value were provided a 50% weighting in the fair value analysis. The Warrants were valued at June 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.0 years, (ii) volatility of 49.9%, (iii) risk-free interest rate of 0. 86% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction. The prior third party market transaction was provided a weighting of 10.0% in the fair value analysis.

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

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at March 31, 2017:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2016	New Issuances	Expired	Outstanding as of March 31, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2016:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2015	New Issuances	Expired	Outstanding as of June 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 under the heading "Warrants" for further discussion.

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $9,244,230 at March 31, 2017 and their maturities range from April to August 2017.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $173,192 at March 31, 2017 compared to foreign currency contract assets of $49,808 at June 30, 2016. The Company recorded a gain on foreign exchange contracts of $360,216 and $110,346, which is reflected in cost of revenue for the three months ended March 31, 2017 and 2016, respectively. The Company recorded a loss on foreign exchange contracts of $212,859 and $275,123, which is reflected in cost of revenue for the nine months ended March 31, 2017 and 2016, respectively.

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

IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $8,232,216 to IVM during the nine months ended March 31, 2017. Amounts due to IVM totaled $77,599 and $396,027 at March 31, 2017 and June 30, 2016, respectively.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	March 31,	June 30,
	2017	2016

Risk free rate	1.2% - 1.9%	1.5% - 1.6%
Dividend yield	0%	0%
Volatility	39.2% - 51.6%	50.4% - 50.8%
Average forfeiture assumptions	2.4%	6.1%

During the nine months ended March 31, 2017, the Company granted 80,610 options to its directors and officers at exercise prices ranging from $4.75 - $4.86. These options vest in periods ranging from one year annually to quarterly over three years and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2017 and year ended June 30, 2016 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2015	901,697	$5.33	4.1	$392,850
Granted	203,500	4.56	9.7	-
Exercised	(14,582)	3.95	-	-
Canceled/forfeited/expired	(69,197)	6.08	-	-
Outstanding at June 30, 2016	1,021,418	5.14	4.2	142,381
Granted	80,610	4.81	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at March 31, 2017	840,528	5.34	4.7	293,619
Options vested and exercisable at March 31, 2017	650,694	5.57	4.2	218,448
Options vested and expected to vest as of March 31, 2017	840,180	$5.34	4.7	$293,493

The weighted average grant date fair value of options granted and outstanding at March 31, 2017 was $1.45. At March 31, 2017, the Company had $298,860 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the nine months ended March 31, 2017, the Company issued 76,085 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to annual installments over a three-year period. The fair value of the awards totaled $369,531 and was based on the closing stock price on the date of grants.

The Company recorded $239,579 and $192,719 of stock-based compensation expense associated with grants of restricted stock units during the three months ended March 31, 2017 and 2016, respectively. The Company recorded $674,076 and $586,564 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2017 and 2016, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Nine Months Ended March 31, 2017
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	170,879	$7.51	1.5
Granted	76,085	4.86	1.7
Vested	(79,700)	7.75	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	167,264	$6.19	1.1

At March 31, 2017, the Company had $777,295 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.1 years.

At March 31, 2017, there were 705,914 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2017 and 2016, totaled $306,800 and $289,314, respectively. Stock- based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2017 and 2016, totaled $885,459 and $917,489, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2017 and 2016, respectively.

	Nine Months Ended
	March 31,
	2017	2016

Issuance of common stock upon conversion of principal and interest of convertible debentures	$3,168,342	$-

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

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. In late fiscal year 2016, we began that expansion with the acquisition of the hybrid sorghum and sunflower business and assets of SV Genetics. Revenue from the newly-acquired SV Genetics germplasm will be primarily derived from the sale of sorghum and sunflower seed as well as royalty-based payments set forth in various licensing agreements.

Fiscal year 2016 was the first full fiscal year in which we had a full range of non-dormant and dormant alfalfa seed varieties. This is expected to enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into genetically- modified varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue through December 2024.

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

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the granting of two patents covering stevia plant varieties SW 107 and SW 201. Additionally, we have applied for patent protection with the U.S. Patent and Trademark Office for SW 227 for the fresh and dry leaf market, and SW 129 for the commercial processing market.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 and were fully paid off on March 1, 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer acquisition, and our five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue and Cost of Revenue

Revenue for three months ended March 31, 2017 was $21,012,243 compared to $25,013,779 for the three months ended March 31, 2016. Revenue for the third quarter of fiscal 2017 decreased $4,001,536 from the comparable period in the prior year.

We recorded sales of approximately $16.2 million from our distribution and production agreements with DuPont Pioneer during the three months ended March 31, 2017, which was relatively consistent with the prior period amount of $16.1 million. The decrease in revenue for the third quarter of fiscal 2017 was primarily due to a decrease in our export business due to delayed shipments into Saudi Arabia. Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing certain customers in the region to defer purchases and/or reduce inventory carrying levels in the near-term. Based on information currently available to management, we believe that such regulatory uncertainty will be resolved or clarified in the coming months.

Sales to international customers (by destination country) represented 20% and 34% of revenue during the three months ended March 31, 2017 and 2017, respectively. Domestic revenue accounted for 80% and 66% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. The increase in domestic revenue as a percentage of revenue is directly attributed to an increase in sales concentration to DuPont Pioneer during the third quarter. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $15,208,896 for the three months ended March 31, 2017 was 72.4% of revenue, while the cost of revenue of $19,500,605 for the three months ended March 31, 2016 was 78.0% of revenue.

Total gross profit margin for the three months ended March 31, 2017 was 27.6% compared to 22.0% in the third quarter of fiscal 2016. The increase in gross profit margins was primarily due to product sales mix during the quarter where we had a higher concentration of sales to DuPont Pioneer which are higher margin sales.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended March 31, 2017 totaled $2,720,131 compared to $2,459,737 for the three months ended March 31, 2016. The $260,394 increase in SG&A expense versus the third quarter of the prior year was primarily due to bad debt expense of $100,000, an increase in professional fees and personnel and related costs to accommodate the anticipated growth in operations. As a percentage of revenue, SG&A expenses were 12.9% in the current quarter compared to 9.8% in the third quarter of the prior year.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 totaled $714,512 compared to $626,316 for the three months ended March 31, 2016. The increase of $88,196 in the third quarter of fiscal 2017 was primarily driven by additional research and development activities in connection with the recent SVG Acquisition partially offset by reductions in the stevia and alfalfa programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017 was $798,559 compared to $796,062 for the three months ended March 31, 2016. Included in the amount was amortization expense for intangible assets, which totaled $555,977 in the three months ended March 31, 2017 and $558,358 in the three months ended March 31, 2016.

Impairment Charges

During the nine months ended March 31, 2017, we recorded an impairment charge of $319,001. The impairment charge related to the carrying value of certain stand establishment assets which were deemed impaired and uncollectible from a certain sub-leasee.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $2,125 for the three months ended March 31, 2017 compared to a loss of $87,342 for the three months ended March 31, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $1,009,901 in the three months ended March 31, 2017 compared to a gain of $694,800 in the three months ended March 31, 2016. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $86,688 gain from the non-cash change in contingent consideration obligations expense for the three months ended March 31, 2017 represents the decrease in the estimated fair value of the contingent consideration obligations during that respective period. The $48,963 loss from non-cash change in contingent consideration obligation during the third quarter of fiscal 2016 represents the increase in the estimated fair value of the contingent consideration obligation during that respective period.

Loss on Equity Method Investment

Loss on equity method investment totaled $95,591 and $28,916 for the three months ended March 31, 2017 and 2016, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2017 was $150,875 compared to $1,150,412 for the three months ended March 31, 2016. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. The discount is amortized using the effective interest method and the quarterly expense decreases as the net carrying value of the convertible debentures decrease. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended March 31, 2017 totaled $300,627 compared to $438,879 for the three months ended March 31, 2016. Interest expense for the third quarter of fiscal 2017 primarily consisted of interest incurred on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $138,252 decrease in interest expense in the third quarter of fiscal 2017 is primarily driven by a $246,000 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continues to be redeemed by us and converted by the holders, partially offset by an increase in interest expense attributed to higher levels of working capital resulting in more borrowings on the working capital facilities.

Provision (Benefit) from Income Taxes

Income tax provision totaled $463,509 for the three months ended March 31, 2017 compared to income tax provision of $5,901 for the three months ended March 31, 2016. Our effective tax rate was 25.9% during the quarter ended March 31, 2017 compared to 1.0% in third quarter of fiscal 2016. The increase in our effective tax rate for the three months ended March 31, 2017 is primarily attributed to the increase in pre-tax book income in combination with the permanent impact of the gain associated with the change in the valuation of our warrants this year compared to the same period in the prior year. The gain associated with the warrant fair value adjustments are not taxable for federal income tax purposes. Our effective tax rate differs from the U.S. federal statutory rate as a result of this nontaxable item and the lower statutory rate of our foreign subsidiary.

Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

Revenue and Cost of Revenue

Revenue for nine months ended March 31, 2017 was $57,487,560 compared to $61,409,948 for the nine months ended March 31, 2016. We recorded sales of approximately $33.9 million from our distribution and production agreements with DuPont Pioneer during the nine months ended March 31, 2017, which was an increase of $3.2 million from the prior period amount of $30.6 million. The increase in revenue to DuPont Pioneer was offset by a decrease in our export business due to delayed shipments into Saudi Arabia. Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing certain customers in the region to defer purchases and/or reduce inventory carrying levels in the near-term. Based on information currently available to management, we believe that such regulatory uncertainty will be resolved or clarified in the coming months.

Sales to international customers (by destination country) represented 36% and 44% of revenue during the nine months ended March 31, 2017 and 2016, respectively. Domestic revenue accounted for 64% and 56% of our total revenue for the nine months ended March 31, 2017 and 2016, respectively. The increase in domestic revenue is directly attributed to an increase in sales to DuPont Pioneer during fiscal 2017 period. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

Cost of revenue of $44,520,476 for the nine months ended March 31, 2017 was 77.4% of revenue, while the cost of revenue of $49,890,460 for the nine months ended March 31, 2016 was 81.2% of revenue.

Total gross profit margin for the nine months ended March 31, 2017 was 22.6% compared to 18.8% for the nine months ended March 31, 2016. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2017 totaled $7,767,530 compared to $7,239,821 for the nine months ended March 31, 2016. The $527,709 increase in SG&A expense versus the comparable period of the prior year was primarily due to bad debt expense of $100,000, an increase in professional fees and personnel and related costs to accommodate the anticipated growth in operations. As a percentage of revenue, SG&A expenses were 13.5% in the current period compared to 11.8% in the nine months ended March 31, 2016.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2017 totaled $2,204,625 compared to $2,049,332 for the nine months ended March 31, 2016. The increase during the nine months ended March 31, 2017 was primarily driven by additional research and development activities in connection with the recent SVG Acquisition partially offset by reductions in the stevia and alfalfa programs.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2017 was $2,475,710 compared to $2,376,101 for the nine months ended March 31, 2016. Included in the amount was amortization expense for intangible assets, which totaled $1,667,932 in the nine months ended March 31, 2017 and $1,673,048 in the nine months ended March 31, 2016. The $99,609 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by amortization of intangible assets acquired from SVG Acquisition in May 2016.

Impairment Charges

During the nine months ended March 31, 2017, we recorded an impairment charge of $319,001. The impairment charge related to the carrying value of certain stand establishment assets which were deemed impaired and uncollectible from a certain sub-leasee.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $4,358 for the nine months ended March 31, 2017 compared to a gain of $164,471 for the nine months ended March 31, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $841,400 in the nine months ended March 31, 2017 compared to a gain of $2,176,800 in the nine months ended March 31, 2016. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $77,675 charge to non-cash change in contingent consideration obligations expense for the nine months ended March 31, 2017 represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The $1,490 charge to non-cash change in contingent consideration obligation during the nine months ended March 31, 2016 represents the decrease in the estimated fair value of the contingent consideration obligation during that respective period.

Loss on Equity Method Investment

Loss on equity method investment totaled $144,841 and $252,619 for the nine months ended March 31, 2017 and 2016, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2017 was $1,131,994 compared to $3,111,866 for the nine months ended March 31, 2016. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014. The discount is amortized using the effective interest method and the quarterly expense will decrease as the net carrying value of the convertible debentures decrease. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the nine months ended March 31, 2017 totaled $948,211 compared to $1,672,863 for the nine months ended March 31, 2016. Interest expense for the nine months ended March 31, 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $724,652 decrease in interest expense for the nine months ended March 31, 2017 is primarily driven by a $850,000 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continued to be redeemed by us and converted by the holders, partially offset with an increase in interest expense attributed to higher levels of working capital resulting in more borrowings on the working capital facilities.

Benefit from Income Taxes

Income tax benefit totaled $533,414 for the nine months ended March 31, 2017 compared to income tax benefit of $2,773,294 for the nine months ended March 31, 2016. Our effective tax rate was 42.2% during the nine months ended March 31, 2017 compared to 102.0% for the nine months ended March 31, 2016. The decrease in our effective tax rate benefit for the nine months ended March 31, 2017 is primarily attributed to a tax benefit recorded during the nine months ended March 31, 2016 related to an unrealized foreign currency exchange loss on an inter-company loan to our subsidiary in Australia.  We had previously treated the inter-company loan as long-term in investment nature and during the second quarter of fiscal 2016 we determined that the inter-company note would be settled in the foreseeable future. The change in this determination resulted in us recording a tax benefit during the second quarter of fiscal 2016 as the inter-company loan was denominated in Australian dollars and had devalued since the issuance of the loan. The tax benefit related to this foreign exchange loss was recorded in the period that we changed our determination of whether the loan was of long-term investment nature.  The benefit was recorded on a pre-tax loss, thus increasing our effective tax rate during the nine months ended March 31, 2016.  The reduction in the rate is also attributable to a decrease in the recorded gain associated with the valuation of our warrants in the current period versus the comparable period in the prior year. The gains associated with the warrant fair value adjustments are not taxable for federal income tax purposes. Our effective tax rate differs from the U.S. federal statutory rate as a result of this nontaxable item and the lower statutory rate of our foreign subsidiary.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2017, we paid our North American growers approximately 50% in October 2016 and the balance was paid in February 2017. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters. As a result of the DuPont Pioneer acquisition, which substantially increased our production and therefore our working capital demands, we anticipate our working capital demands to be highest in second and third fiscal quarters due to the payment schedule of our North American grower base.

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

The monthly interest on the debentures was payable cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures were satisfied, or in any combination of cash and shares, at our option. We have made all monthly redemption payments in cash. Through March 31, 2017, we have reduced the principal amount of the debentures by $7,830,049 through accelerated redemption payments. The principal amount of the debentures has been further reduced by monthly cash redemption payments and optional conversions of the debentures by certain of the holders. A total of 684,321 shares of our common stock, respectively, have been issued upon conversion of the debentures in lieu of payments of principal and accrued interest, totaling an aggregate of $3,168,342. As of March 31, 2017, the Debentures were fully retired and had no outstanding balance.

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

On September 22, 2015, we entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "KeyBank Credit Facility") with KeyBank. On October 4, 2016, we entered into an amendment to the KeyBank Credit Facility effective as of September 30, 2016, temporarily increasing the borrowing limit and certain other credit facility terms as follows: (i) temporarily increasing the borrowing capacity from $20.0 million to (a) up to $25.0 million between October 1, 2016 and November 30, 2016 and (b) up to $30.0 million from February 1, 2017 through March 31, 2017; (ii) temporarily allowing for a $4.0 million over-advance beyond the amounts otherwise available based on the borrowing base calculations, which will be available through February 28, 2017; and (iii) temporarily expanding the borrowing base by reducing the reserves that KeyBank may establish with respect to grower payables to 75% between August 31, 2016 and February 28, 2017. On March 13, 2017, we entered into a Third Amendment Agreement (the "Third Amendment") with respect to the KeyBank Credit Facility. The purpose of the Third Amendment was to provide certain temporary changes to the terms of the KeyBank Credit Facility, including: (i) further extending the temporary period during which we may borrow, repay and reborrow up to $30.0 million in the aggregate under the credit facility until April 21, 2017; and (ii) retroactively and temporarily allowing for over-advances, beyond amounts otherwise available based on the borrowing base calculations under the Credit Facility: (a) of up to $3.5 million during the period from March 8, 2017 through March 10, 2017, (b) of up to $5.0 million during the period from March 11, 2017 through March 17, 2017, (c) of up to $6.0 million during the period from March 18, 2017 through March 24, 2017, (d) of up to $7.0 million during the period from March 25, 2017 through March 31, 2017 and (e) of up to $8.5 million during the period from April 1, 2017 through as late as April 20, 2017.

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

At March 31, 2017, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of March 31, 2017, AUD $9,407,499 (USD $7,190,622) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $749,063 at March 31, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,172,200 at March 31, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.90% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at March 31, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $496,827 at March 31, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $573,263 at March 31, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added of up to AUD $1,200,000 (USD $917,220 at March 31, 2017). At March 31, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $496,828) with unused availability of AUD $100,000 (USD $76,435). At March 31, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $746,183 (USD $570,345) with unused availability of AUD $271,851 (USD $207,789). In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility). At March 31, 2017, the principal balance on the Master Assets Facility was AUD $176,165 (USD $134,652) with unused availability of AUD $23,835 (USD $18,218). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.96% as of March 31, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities	$(16,985,511)	$(3,333,662)
Cash flows from investing activities	(1,736,614)	(2,377,320)
Cash flows from financing activities	14,979,288	8,434,719
Effect of exchange rate changes on cash	158,996	8,427
Net (decrease) increase in cash and cash equivalents	(3,583,841)	2,732,164
Cash and cash equivalents, beginning of period	6,904,500	3,535,458
Cash and cash equivalents, end of period	$3,320,659	$6,267,622

Operating Activities

For the nine months ended March 31, 2017, operating activities used $16,985,511 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $3,171,661 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $20,157,172 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventories of $15,972,829 and a decrease in accounts payable (including related parties) of $7,642,270 partially offset by a decrease in accounts receivable of $4,481,129.

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

Investing Activities

Investing activities during the nine months ended March 31, 2017 used $1,736,614 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

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

Financing Activities

Financing activities during the nine months ended March 31, 2017 provided $14,979,288 in cash. We had net borrowings of $19.3 million on our lines of credit and made $4.7 million of redemptions on our convertible debentures. We also generated $0.6 million in net proceeds from the exercise of stock options during the nine months ended March 31, 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2017.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business and results of operations are subject to a number of risks and uncertainties. A description of the risk factors associated with our business is included under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the SEC on September 15, 2016. The description below includes material changes to the risk factors affecting our business that were previously disclosed in our Annual Report and supersedes the description of the relevant risk factor in our Annual Report. Other than the items discussed below, there have been no material changes to the risk factors previously disclosed in our Annual Report since such filing.

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Recent regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers is causing buyers in the country to reduce alfalfa seed inventory levels in the near-term. Historically, sales to customers in Saudi Arabia have represented a significant portion of our revenue, and one Saudi Arabia based customer still ranks among our largest two customers. Given the regulatory uncertainty, the outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years is uncertain. If buyers in Saudi Arabia continue to reduce alfalfa seed inventory levels in the near-term, our revenue over the next three to twelve months could be negatively impacted. If such regulatory uncertainty perseveres, or if such regulations are clarified or resolved in a manner that unfavorably impacts the water usage rights of large forage producers in Saudi Arabia, we could experience a significant decrease in demand from our customers in Saudi Arabia. Any such decrease in demand could result in a material decline in revenue and earnings in the absence of growth in other regions and other products.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2017.

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