Form 10-K
period 2017-06-30
S&W Seed Co
filed 2017-09-20
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-34719

S&W SEED COMPANY
 (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	27-1275784 (I.R.S. Employer Identification No.)

802 North Douty Street, Hanford, CA (Address of Principal Executive Offices)	93230 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $62,748,342.

The number of shares outstanding of common stock of the registrant as of September 18, 2017 was 20,692,089.

DOCUMENTS INCORPORATED BY REFERENCE

None.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Annual Report on Form 10-K, some of which are beyond our control, will be important in determining our future performance. Consequently, these statements are inherently uncertain and actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements represent our views as of, and speak only as of, the date of this Annual Report on Form 10-K, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We undertake no obligation to publicly update any forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

When used in this Annual Report on Form 10-K, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2017," "fiscal 2016" and "fiscal 2015" in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2017, 2016 and 2015, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

Our alfalfa seed is produced under contract with growers in the Western United States, Canada and Australia, and we sell our alfalfa seed varieties in more than 30 countries across the globe. Historically, we have been recognized as the leading producer of non-dormant alfalfa seed varieties that have been bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Our December 2014 acquisition of certain alfalfa research and production facility and conventional (non-GMO) alfalfa germplasm assets of DuPont Pioneer, a wholly-owned subsidiary of E.I. du Pont de Nemours and Company ("Dupont Pioneer"), has provided us with the opportunity to become a leading producer of dormant, high yield alfalfa seed varieties, which are the varieties bred to survive cold winter conditions. As a result, our alfalfa seed business now encompasses the production, breeding and sale of non-dormant and dormant conventional varieties and the potential for future production and sale of GMO (genetically modified organism) varieties.

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

  expanding our sales geographically both through the expansion of our product offerings to supply products needed in regions we historically did not cover and the expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program to develop new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

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

We believe our 2013 combination with SGI created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the acquisition of dormant alfalfa seed assets from DuPont Pioneer in December 2014, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, five additional Western states, Australia and three provinces in Canada. We now sell our seed products in more than 30 countries worldwide. In addition, we believe our recent acquisition of the hybrid sorghum and sunflower seed assets of SV Genetics sets us on the road to begin diversifying into product offerings with historically higher margins.

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

Improvements in farm productivity have allowed agriculture to keep pace with growing food demand. Yield-enhancing technologies such as mechanization, hybrid seed and crop protection chemicals have enabled farmers to meet the ever-growing demand for food. Because of decreases in the amount of arable land and shrinking worldwide fresh water resources, further increases in agricultural production must come from improvements in agricultural productivity. We address this need by breeding high-yielding alfalfa varieties that are adapted to the major growing regions of the world. Additionally, some of our alfalfa varieties expand the addressable acreage for forage production with their ability to tolerate inferior, saline soils.

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

While exact production estimates worldwide are difficult to obtain, we estimate that approximately 150 million pounds of alfalfa seed are produced worldwide each year, roughly divided evenly between non-dormant and dormant production. Alfalfa seed for the non-dormant marketplace is primarily grown in just a few key regions of the world, including the San Joaquin Valley of California, the Imperial Valley of California, and Southern Australia. However, the growing regions for "non-dormant" alfalfa hay include the Southwestern U.S., the Middle East, North Africa, Latin America and other hot, arid regions of the world. "Dormant" alfalfa seed, by contrast, is grown in the western United States and Canada for production of alfalfa hay in colder climates, including the northern regions of the United States, Canada, Europe and China.

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

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding, dating back to the early 1980s when our non-dormant varieties ("S&W varieties") were first introduced to the market. Starting in 2003, our Australian subsidiary, SGI, began a breeding program targeted at creating varieties that maximize seed yields, thereby reducing the cost of seed production. Historically, we differentiated our products by optimizing our varieties for geographical regions that have hot climates and, in the case of S&W varieties, challenging soil conditions such as high-salt content, while maximizing crop yield. Our December 2014 acquisition of DuPont Pioneer's conventional, dormant alfalfa seed varieties built upon our initial 2012 launch into dormant alfalfa seed markets by adding a wide selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions. Our current portfolio of alfalfa seed products includes varieties that, depending upon the particular variety, exhibit traits including high yield, muscle (strength in the field), salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance, among other traits sought by farmers who grow forage hay.

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

Our non-dormant varieties (FD 8, FD 9 and FD 10) still represent a large proportion of our business and are best suited to hot, arid climates. Our salt tolerant non-dormant varieties do well in salty irrigation waters and salty soils. Our leading non-dormant varieties include SW10, SW9720, SW9215, SW9628, and SW8421S. Of these varieties, SW9720, SW9215 and SW8421S are bred to perform very well in highly saline conditions that would stunt or kill ordinary alfalfa.

Our FD 3, FD 4 and FD 5 S&W varieties are adapted to the winter-hardy intermountain west and the northern half of the United States and Canada. These include Rhino, SW4107, and SW5909. Some of these varieties are derived from the DuPont Pioneer germplasm base for commercial introduction as S&W brand varieties. Other dormant varieties from the DuPont Pioneer germplasm have been selected as potential varieties for licensing to third party brands. Our breeding and genetics experts continue the multi-year process of developing improved varieties over all of the dormancy spectrum, but concentrating primarily on dormancy 9 with high salt- and heat-tolerant varieties, and dormancy 4 high yield winter hardy type varieties where we have established ourselves as a leading provider. We also create blends of seed varieties.

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. Portions of the alfalfa seed sold by IVS in fiscal 2016 and 2017 were common varieties (i.e., uncertified seed) while the balance consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties we acquired in the IVS acquisition are LaJolla, Catalina and Saltana. Because GMO alfalfa is not permitted in the Imperial Valley, we are able to rely upon the seed grown in the Imperial Valley, along with seed grown in Australia, to supply customers in regions such as the Middle East and Europe, where GMO products are strictly prohibited.

SGI Varieties

SGI has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequel and SuperSiriver. Since 2003, the varieties developed by SGI have attracted an expanding grower base, and in 2017, SGI accounted for approximately 60% of the total Australian certified proprietary alfalfa seed production. SGI's alfalfa seed varieties are bred to resist disease, exhibit persistence in the field and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. SGI's proprietary varieties exhibit superior seed yield capability compared to traditional non-proprietary alfalfa varieties in Australia, with the most recent varieties showing the highest seed yields. Forage yields of the older SGI proprietary varieties are at least equivalent to traditional non-proprietary varieties, and the forage yields of the more recent SGI varieties are even better. All of SGI's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

SGI's breeding program includes a number of initiatives addressing semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, SGI has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino, SuperHaifa and SuperHaifa II. In fiscal 2017, clover sales represented approximately 11.5% of SGI's total seed sales and a nominal amount of our total consolidated sales. SGI's white clover varieties are used for forage and ornamentation.

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

We continue to evaluate our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations. In April 2013, we entered into a license agreement with Forage Genetics International, LLC, a subsidiary of Land O' Lakes, Inc. ("FGI") to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with FGI and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This development of biotech seed varieties consists of several phases including greenhouse work and field trials to confirm agronomic performance and trait efficiency of each developed variety. Upon completion of the field trials and demonstration of minimum performance standards, we may elect to commercialize the variety and enter into a variety-specific license agreement with FGI pursuant to which we would pay certain royalties and access fees.

In connection with the DuPont Pioneer acquisition, we only acquired conventional alfalfa varieties. However, the parties agreed to the terms of a second asset purchase agreement relating to the purchase of DuPont Pioneer's GMO alfalfa assets, to be entered into under certain circumstances: If FGI provides its required consent to this transaction prior to November 30, 2017, and subject to the satisfaction of certain other specified conditions, either we or DuPont Pioneer have the right to enter into (and require the other party to enter into) the second asset purchase agreement on or before December 29, 2017, pursuant to which we would acquire DuPont Pioneer's GMO germplasm varieties and other related assets for a purchase price of $7,000,000. We are in active discussions with DuPont Pioneer and FGI regarding this second asset purchase agreement and FGI's required consent. We recently received correspondence from FGI indicating that FGI did not intend to provide the required consent or license, but we continue to pursue discussions with FGI and DuPont Pioneer to obtain the required consent and licenses to enable us to acquire DuPont Pioneer's GMO assets. There is no assurance that we will purchase the DuPont Pioneer GMO assets, however, we are actively working to satisfy the requisite conditions and are hopeful that the purchase will be consummated.

In December 2014, we also entered into a Contract Alfalfa Production Services Agreement with DuPont Pioneer, whereby we produce alfalfa seed of commercial DuPont Pioneer varieties containing the Roundup Ready® gene. These varieties are exclusive to DuPont Pioneer and accordingly, we do not produce them for or sell them to any other customer. This Production Services Agreement will terminate on December 31, 2017 if we do not extend the maturity date or complete the acquisition of the DuPont Pioneer GMO assets as described above. However, we are in active discussions with DuPont Pioneer regarding the Production Services Agreement, and believe we may be able to renew that agreement even if we do not complete the acquisition of the DuPont Pioneer GMO assets. If the Production Services Agreement terminates, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under our separate distribution agreement would be materially reduced.

As a result of the increasing use of Roundup Ready® alfalfa by traditional hay farmers and the lack of federal or state rules requiring adequate isolation of Roundup Ready® alfalfa fields from conventional fields to prevent cross-pollination of GMO plants with non-GMO plants, we have experienced an increase in the number of seeds in recent harvests that have tested positive for the adventitious presence of GMO. To date, the low percentage of seeds that have tested positive has not undermined our ability to meet international demand, and we expect to be able to sell these seeds domestically and in other jurisdictions that permit the importation of GMO alfalfa at our customary prices for certified seed. Nevertheless, we are taking proactive steps to protect our seed crops to ensure we have sufficient seed to meet the demand for our varieties in international markets. These steps include seeking collaborative agreements, regulations or other measures to ensure neighboring farms that grow GMO limit the extent to which they allow the flowering and cross-pollination of their GMO-based crops with our conventional non-GMO crops to occur; and expanding our contracted grower base in areas that have less GMO alfalfa present including the Imperial Valley of California and the Canadian provinces of Alberta, Manitoba and Saskatchewan. We also have begun to grow S&W varieties in Australia, where there is no GMO activity in alfalfa, and intend to increase that production in future growing seasons.

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

We currently are collaborating with Calyxt, Inc. (Nasdaq CLXT) to research, develop, produce and commercialize alfalfa seed products involving next generation gene editing technology on our elite alfalfa seed genetics. The goal of this collaboration is to create novel traits that are currently classified as non-GMO, which ultimately can be incorporated into our seed varieties. This relationship is starting to deliver meaningful product developments, however, we do not expect to see a material impact on our revenue for at least two years, if ever. However, this biotech initiative demonstrates our willingness and ability to expand our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program.

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

Domestic seed marketing is based primarily upon the dormancy attributes of our varieties as suited to climates in target markets. Prior to the DuPont Pioneer acquisition, we marketed our alfalfa seed, which consisted primarily of non-dormant varieties, in California, Arizona, New Mexico, Texas and Nevada. We slowly began broadening our domestic geographic reach beginning in fiscal 2013, with our first sales of dormant alfalfa seed, and significantly expanded in fiscal 2015 following the acquisition of DuPont Pioneer's dormant alfalfa seed assets. In connection with that acquisition, we entered into a distribution agreement with DuPont Pioneer pursuant to which we became the sole supplier, subject to certain exceptions, of certain alfalfa seed products for sale to customers by DuPont Pioneer through September 2024. In fiscal 2017, DuPont Pioneer accounted for approximately 49% of our revenue.

Given its historical market share in the sale of dormant alfalfa seed, we expect sales to DuPont Pioneer to be a significant portion of our annual sales throughout the term of the distribution agreement. A disruption in this relationship could have a material adverse impact on our results of operations and financial condition.

The price, terms of sale, trade credit and payment terms are negotiated on a customer-by-customer basis. Our arrangements with our distributors do not include a right of return. Typical terms for domestic customers require payment in full within 60 days of the date of shipment. Our credit terms with DuPont Pioneer are governed by the distribution agreement, as amended, and provide that we receive equal installment payments in September, January and February of each year.

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

In fiscal 2017, DuPont Pioneer, a domestic customer, and Sorouh Agricultural Company, an international customer ("Sorouh"), collectively accounted for approximately 58% of our alfalfa seed revenue. In fiscal 2017, sales to domestic customers increased as a percentage of our total sales, primarily as a result of reduced sales to customers in Saudi Arabia. Sales into international markets accounted for 45% in fiscal 2017 versus 54% in fiscal 2016.

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

Alfalfa Seed Production

As of the end of our 2017 fiscal year, we have alfalfa seed production capabilities in California and most of the other states in the Western United States, including higher elevations and colder climatic regions where dormant alfalfa seed is produced, the Canadian provinces of Alberta, Manitoba and Saskatchewan and in the Australian States of South Australia, Victoria, and New South Wales.

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

As of June 30, 2017, we had contracts with several hundred growers in the Western United States and Canada. Generally, we enter into contracts to produce alfalfa seed, which is typical industry practice. Our normal contracts with U.S. growers range from one to three years, include a price for the seed that is determined annually and that generally do not vary from grower to grower or variety to variety. Under these contracts, we pay our growers based on the weight of cleaned and processed seed. The growers' contracts that we acquired in connection with the DuPont Pioneer acquisition were primarily for production in the Pacific Northwest and Canada. The terms of these contracts are similar in substance to the contracts we have historically entered into with the S&W grower base. Because a key to our success as a business is to have the product mix required by our customers, aligning the growers' production plan to the anticipated purchase needs of our customers is a challenge on which management has focused considerable efforts in recent periods, with increasing success.

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

SGI Production

As of June 30, 2017, SGI had contracts with approximately 150 individual growers in Western Victoria, South Australia and New South Wales to grow its alfalfa seed varieties on a total of approximately 20,000 irrigated and 8,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere and is harvested annually, in March through early May.

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

Seasonality

We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. However, our alfalfa seed business is seasonal, with our highest concentration of sales falling in the second, third and fourth fiscal quarters (October through June).

Internal tests have shown that seed that has been held in inventory for over one year improves in quality. Therefore, provided that we have sufficient capital to carry additional inventory, we may increase our seed purchases and planned season end inventory if, in our judgment, we can generate increased margins and revenue with the aged seed. This will also reduce the potential for inventory shortages in the event that we have higher than anticipated demand or other factors, such as growers electing to plant alternative, higher priced crops, reducing our available seed supply in a particular year.

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

SV Genetics Crops- Expansion into Complementary Crops

In May 2016, we acquired the assets and business operations of SV Genetics, based in Queensland, Australia. Since 2006, SV Genetics has been in the business of breeding and licensing hybrid sorghum and sunflower seed germplasm. We see this acquisition as an opportunity to leverage the worldwide research, production and distribution platforms we have built over the decades in alfalfa seed with the addition of complementary new crops that are consistent with our strategy to be the world's preferred provider of proprietary seed for forage, grain and specialty crops. As a result of the acquisition, we currently license proprietary seed genetics and sell parent seed to local-market production/distribution partners. The licensees produce hybrid seed using the SV Genetics genetics and pay a royalty on the seed produced and sold. We acquired licensing agreements with 14 different partners under which we provide grain sorghum, forage sorghum and sunflower genetics in approximately ten locations throughout the world, including Australia, Argentina, Brazil, Bolivia, China, Europe, Pakistan, South Africa, Ukraine and the United States. In addition to licensing, SV Genetics also engages in the production and selling of commercial varieties to international customers.

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

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C as well as other minor glycosides. We conduct extensive high-pressure liquid chromatography ("HPLC") sample testing of stevia plants under development and make further selections and crosses of these plants based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a large and hardy plant mass and high Reb A content.

We are focused on developing our proprietary stevia germplasm into commercial varieties. Towards that end, we have filed four patent applications with the U.S. Patent and Trademark Office ("USPTO") for unique stevia plant varieties. As our breeding program produces new lines, we plan to file additional patent applications in the future.

Two of the filed patent applications cover lines that have been developed with a pleasing taste profile, thereby enabling the resulting dried leaf to be consumed directly. At the present time, farmers are conducting trials with this variety. If these trials yield satisfactory results, we expect to be paid a royalty calculated as a percent of the gross sales made by these farmers.

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

We are also continuing to develop proprietary stevia lines for which we have filed four patent applications with the USPTO, two of which have already been granted. It is our intention to build a patent portfolio of proprietary stevia lines developed through the efforts of our stevia breeding program.

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

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Alforex Seeds (owned by Dow AgroSciences LLC, a wholly owned subsidiary of The Dow Chemical Company), and Pacific International Seed Company, Inc. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

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

In addition to our competitors, SGI's principal regional competitors in the proprietary alfalfa seed market are Heritage Seeds Pty. Ltd. Blue Ribbon Seeds Pty. Ltd., PGG Wrightson Seeds Ltd, Naracoorte Seeds Pty. Ltd., Pasture Genetics Pty Ltd (formerly Seed Distributors Pty. Ltd.) and various other minor companies compete with SGI through sales of Siriver, a common alfalfa variety. SGI also faces competition from lower value alfalfa seed produced in the European Union and, to a lesser extent, Argentina. With the exception of Blue Ribbon Seeds, SGI faces similar competitors in its proprietary white clover business. These companies compete with SGI for acres and in sales by selling Haifa, a common white clover variety. Competitively priced white clover is also produced and sold from the European Union and New Zealand.

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

Because, under our existing business plan, we are acting as a breeder of stevia leaf and will not be extracting Reb-A or other derivatives from the leaves or adding such derivatives to any food or beverages, we believe that we do not need to apply to the U.S. Food and Drug Administration ("FDA") for a Generally Recognized as Safe ("GRAS") no-objections determination or any other FDA approval in connection with our stevia business. However, should our plans with respect to stevia cultivation and processing expand in future years, we will then reexamine the advisability of seeking a GRAS determination or other FDA approval. We do not believe that our current stevia operations are subject to any special regulatory oversight.

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

Research and Development

R&D for the year ended June 30, 2017 totaled $3,032,112 compared to $2,764,358 in the year ended June 30, 2016.

Employees

As of September 18, 2017, S&W had 75 full-time employees, of which 14 are employed by SGI. We also employ 3 part-time employees, of which 3 are SGI employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Our Contact Information

Our principal business office is located at 802 North Douty Street, Hanford, CA 93230, and our telephone number is (559) 884-2535. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only.

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

We expect that the majority of our revenue will continue to be generated from our alfalfa seed business for the foreseeable future. Our alfalfa seed business is seasonal, with the highest concentration of sales occurring during the second, third and fourth fiscal quarters. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income (loss) on a quarterly basis.

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

We rely upon a small group of customers for a large percentage of our net revenue. Overall, two customers accounted for 58% of our fiscal 2017 revenue. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

Because we do not grow the alfalfa seed that we sell, we are completely dependent on our network of contract growers, and our sales, cash flows from operations and results of operations may be negatively affected if we are unable to maintain an adequate network of contract growers to supply our seed requirements.

We do not directly grow any of the alfalfa seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of two or three years in duration, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenue. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. In recent years, we have had some of our California growers decide to not grow alfalfa seed due to drought conditions. This situation could reoccur and could negatively impact our revenue if we do not otherwise have sufficient seed inventory available for sale.

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

Adequate quantities and correct timing of the application of water are vital for most agriculture to thrive. Whether particular farms are experiencing water shortages depends, in large part, on their location. However, continuing drought conditions can threaten all farmland other than those properties with their own water sources. Foreign or domestic regulations regarding water usage and rights may also limit the availability of water. Although alfalfa seed is not a water-intensive crop, the availability or the cost of water is a factor in the planting of the alfalfa hay grown from our seed. Moreover, if the dairy farmers and others who purchase our alfalfa seed to grow hay cannot get an adequate supply of water, or if the cost of water makes it uneconomical for the farmers to grow alfalfa, we may not be able to sell our seed, which could have an adverse impact on our results of operations. We cannot predict if limitations on the availability of water will impact our business in the future, but if alfalfa hay growers are impacted by limitations on the availability of water, our business could also materially decline.

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

Although payment terms for our seed sales generally are 90 to120 days, we regularly extend credit to our largest international customer, Sorouh, and to other international customers up to 180 days. Sales of our alfalfa seed varieties to Sorouh and to other international customers represented a material portion of our revenue in fiscal 2017 and we expect that we will continue to extend credit in connection with future sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive than pursuing similar claims in the United States. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Historically, sales to customers in Saudi Arabia have represented a significant portion of our revenue, and one Saudi Arabia based customer represented approximately 9% of our revenue in fiscal 2017. In fiscal 2017, our sales to customers in Saudi Arabia decreased approximately $16.5 million as compared to fiscal 2016. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products.

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

In May 2016, we acquired the assets and business operations of SV Genetic's hybrid sorghum and sunflower seed germplasm business in Queensland, Australia. Having spent over 35 years focused almost exclusively on the alfalfa seed market, these are new markets for us. If we are unable to successfully draw upon the research, development and distribution expertise we have developed in the alfalfa seed industry and apply it to the new crops into which we have recently diversified, we may not be able to attain the revenue and margins improvements we hope to achieve within our currently budgeted time frame, if at all.

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

We expect our operations to continue to grow in the future, both as we expand our historical alfalfa seed business both domestically and internationally through internal growth and synergistic acquisitions and increase our growers' production. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

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

SGI's alfalfa seed grower pool is dependent on a limited number of milling facilities to process its seed, with particular dependence on a dominant operator whose commercial interests may be adverse to SGI.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a large percentage of our sales outside the United States in fiscal year 2017, including those of SGI, were principally to customers in the Middle East, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, the USPTO has granted us patents covering stevia plant varieties SW107 and SW227, and we have submitted patent applications for SW227 for the fresh and dry leaf market and SW129 for the commercial processing market. We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, we guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain from our S&W varieties, as well as over our stevia material, while our newly-acquired hybrid sorghum and sunflower seed varieties are made available pursuant to licensing arrangements that reasonably safeguard our ownership and control of our intellectual property. In Australia, SGI has secured protection under the PBR Act for its most popular varieties.

However, even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market products substantially similar to our proprietary seed varieties, which could significantly harm our business and our reputation. We may be unable to obtain further protection for our intellectual property in the United States and other key jurisdictions, and third parties may challenge the validity, enforceability or scope of our existing patents, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

We currently depend on DuPont Pioneer for the majority of our sales of dormant alfalfa seed and have agreed to limitations on other sales of the seed varieties we sell to DuPont Pioneer. Any decline in DuPont Pioneer's demand will have a material adverse effect on our results of operations.

DuPont Pioneer was our largest customer in fiscal 2017. Our distribution agreement with DuPont Pioneer limits our ability to otherwise sell the specific varieties of dormant alfalfa seed we supply to DuPont Pioneer in the sales territory covered by DuPont Pioneer. The DuPont Pioneer sales territory includes the United States, Europe and many other of the principal dormant alfalfa seed markets. In these markets, our ability to sell the specified varieties through distribution channels other than DuPont Pioneer is limited to certain blended, private label and variety not stated forms and cannot exceed a specified percentage of DuPont Pioneer's demand. As result of these limitations, sales to DuPont Pioneer represent and, for the foreseeable future will continue to represent, the majority of our sales of dormant alfalfa seed. Any decline in DuPont Pioneer's demand for our dormant alfalfa seed products will have a material adverse effect on our results of operations.

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

  GMO-Traited Varieties. Unless and until we complete the transactions contemplated under our second asset purchase agreement with DuPont Pioneer, DuPont Pioneer may purchase certain GMO-traited varieties of alfalfa seed from third parties. In addition, if we do not complete the transactions contemplated under our second asset purchase agreement, our production agreement with DuPont Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under the distribution agreement would be materially reduced. We are in active discussions with DuPont Pioneer and FGI regarding this second asset purchase agreement and FGI's required consent. We recently received correspondence from FGI indicating that FGI did not intend to provide the required consent or license, but we continue to pursue discussions with FGI and DuPont Pioneer to obtain the required consent and licenses to enable us to acquire DuPont Pioneer's GMO assets. There is no assurance that we will purchase the DuPont Pioneer GMO assets. We are also in active discussions with DuPont Pioneer regarding the production agreement, and believe we may be able to renew that agreement even if we do not complete the acquisition of the DuPont Pioneer GMO assets, although we cannot guarantee that we will be able to renew the production agreement with DuPont Pioneer.

Any reduction in DuPont Pioneer's purchase commitment to us would have a material adverse effect on our results of operations.

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

We are currently producing certain GMO-traited varieties for DuPont Pioneer under our production agreement with DuPont Pioneer. The production agreement expires on December 31, 2017 or upon the earlier closing of our acquisition of certain GMO germplasm and related assets from DuPont Pioneer pursuant to a second asset purchase agreement that was agreed to at the time of the 2014 acquisition. However, we may never enter into the second asset purchase agreement or close the acquisition of DuPont Pioneer's GMO germplasm and related assets. If DuPont Pioneer and we do not obtain the requisite consent from FGI to the transactions contemplated by the second acquisition agreement on or before November 30, 2017 (or certain other conditions above are not satisfied), then the obligations of the parties to enter into the second asset purchase agreement will terminate, and we will have no right or obligation to acquire the GMO germplasm and related assets. In that case, our production agreement with DuPont Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under the distribution agreement would be materially reduced. Any reduction in DuPont Pioneer's purchase commitment to us would have a material adverse effect on our results of operations.

We are in active discussions with DuPont Pioneer and FGI regarding the second asset purchase agreement and FGI's required consent. We recently received correspondence from FGI indicating that FGI did not intend to provide the required consent or license, but we continue to pursue discussions with FGI and DuPont Pioneer to obtain the required consent and licenses to enable us to acquire DuPont Pioneer's GMO assets. There is no assurance that we will purchase the DuPont Pioneer GMO assets. We are also in active discussions with DuPont Pioneer regarding the production agreement, and believe we may be able to renew that agreement even if we do not complete the acquisition of the DuPont Pioneer GMO assets, although we cannot guarantee that we will be able to renew the production agreement with DuPont Pioneer. The termination of our production agreement with DuPont Pioneer would have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our material owned and leased properties:

Location	Size	Primary Use	Leased or Owned

Arlington (Columbia County), Wisconsin	25 acres	Alfalfa research and development	Owned by S&W

Drayton, Queensland	3,068 sq. ft.	Sunflower and sorghum research and development facilities	Leased by SGI

Five Points (Fresno County), CA	5 acres	Milling facilities	Owned by S&W

Hanford (Kings County), CA	1,462 sq. ft.	Corporate headquarters for S&W	Leased by S&W

Kern County, CA	800 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W

Keith, South Australia	8.2 acres	Processing facility	Owned by SGI

Keith, South Australia	38 acres	Research farm	Leased by SGI

Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	12 acres	Milling facilities	Owned by S&W

Sacramento (Sacramento County), CA	2,587 sq. ft.	Office Space	Leased by S&W

Unley, South Australia	1,937 sq. ft.	Corporate headquarters for SGI	Leased by SGI

We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol "SANW." The following table sets forth the range of high and low sales prices per share of common stock as reported on NASDAQ for the periods indicated. The closing price of our common stock on September 18, 2017 was $3.10.

	High	Low

Year Ended June 30, 2016
First Quarter	$5.42	$4.05
Second Quarter	4.80	4.05
Third Quarter	4.78	3.90
Fourth Quarter	4.80	4.10
Year Ended June 30, 2017
First Quarter	$5.14	$4.24
Second Quarter	5.35	4.25
Third Quarter	5.00	4.15
Fourth Quarter	5.20	3.80

Holders

As of September 18, 2017, we had 20,692,089 shares of common stock outstanding held by 34 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2017 fiscal year that have not been previously reported on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, "Risk Factors."

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

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the granting by the USPTO of two patents covering stevia plant varieties SW 107 and SW 201. Additionally, we have applied for patent protection with the USPTO for SW 227 for the fresh and dry leaf market, and SW 129 for the commercial processing market.

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

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 20 years for customer relationships and trade names and 2-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-28 years for buildings, 3-20 years for machinery and equipment and 3-5 years for vehicles.

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 which were fully paid off on March 1, 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer acquisition, and our five-year subordinated promissory note that matures in October 2017 that was issued in connection with the IVS acquisition.

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. In the fourth quarter of the current year, we recorded a valuation allowance against all of our deferred tax assets.  The full valuation allowance was recorded during the year as a result of changes to our current year operating results and future projections, resulting from a recent decline in export sales to Saudi Arabia.  In addition, our available tax planning strategies are currently not expected to overcome the uncertainty of the Saudi Arabian market.  As a result of these factors, we don't believe that it is more likely than not that our deferred tax assets will be realized.

Results of Operations

Fiscal Year Ended June 30, 2017 Compared to the Fiscal Year Ended June 30, 2016

Revenue and Cost of Revenue

Revenue for fiscal year ended June 30, 2017 was $75,373,810 compared to $96,044,254 for the year ended June 30, 2016. The $20,670,444 decrease in revenue for the year ended June 30, 2017 was primarily due to a decrease of sales directed to the Saudi Arabia markets of approximately $16.5 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products.

Sales into international markets represented 45% and 54% of revenue during the years ended June 30, 2017 and 2016, respectively. Domestic revenue accounted for 55% and 46% of our total revenue for the years ended June 30, 2017 and 2016, respectively. The increase in domestic revenue as a percentage of total revenue is directly attributed to reduced sales to customers in Saudi Arabia.

We recorded sales of approximately $36.9 million from our distribution and production agreements with DuPont Pioneer during the year ended June 30, 2017, which was a decrease of $2.5 million over the prior year amount of $39.4 million. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2017		2016
United States	$41,505,305	55%	$43,926,441	46%
Saudi Arabia	12,055,276	16%	25,954,835	27%
Mexico	4,749,315	6%	4,529,131	5%
Argentina	2,881,050	4%	2,586,360	3%
Sudan	2,747,923	4%	4,267,752	4%
Australia	1,882,899	2%	3,171,323	3%
Peru	1,230,999	2%	2,056,261	2%
Other	8,321,043	11%	9,552,151	10%
Total	$75,373,810	100%	$96,044,254	100%

Cost of revenue of $59,232,846 for the year ended June 30, 2017 was 78.6% of revenue, while the cost of revenue of $77,653,646 for the year ended June 30, 2016 was 80.9% of revenue. Cost of revenue decreased on a dollar basis as a direct result of the decrease in revenue.

Total gross profit margin for the year ended June 30, 2017 was 21.4% compared to 19.1% in the prior year. The increase in gross profit margins was primarily due to product sales mix during the current year where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the year ended June 30, 2017 totaled $11,794,024 compared to $10,397,863 for the year ended June 30, 2016. The $1,396,163 increase in SG&A expense versus the prior year was primarily due to $674,597 of severance and separation costs associated with the separation of our prior CEO, an increase in bad debt expense of $432,890, as well as an increase in professional fees of $215,181. As a percentage of revenue, SG&A expenses were 15.6% in the current year compared to 10.8% in the year ended June 30, 2016.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2017 totaled $3,032,112 compared to $2,764,358 in the year ended June 30, 2016. The increase of $267,754 from the prior year was primarily driven by additional research and development activities in connection with the recent SVG Acquisition partially offset by reductions in the stevia and alfalfa programs.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2017 was $3,325,743 compared to $3,185,126 for the year ended June 30, 2016. Included in the amount was amortization expense for intangible assets, which totaled $2,223,909 in the year ended June 30, 2017 and $2,239,099 in the year ended June 30, 2016. The $140,617 increase in depreciation and amortization expense over the prior year is primarily driven by amortization of intangible assets acquired from SVG Acquisition in May 2016 as the prior year included only two months of expense versus a full twelve months in the current fiscal year.

Impairment Charges

During the year ended June 30, 2017, we recorded an impairment charge of $319,001. The impairment charge related to the carrying value of certain stand establishment assets which were deemed impaired and uncollectible from a certain sub-leasee. During the year ended June 30, 2016, we did not record an impairment charge.

Foreign Currency Loss(Gain)

We incurred a foreign currency loss of $1,388 for the year ended June 30, 2017 compared to a gain of $226,529 for the year ended June 30, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $1,517,500 in the year ended June 30, 2017 compared to a gain of $1,903,900 in the year ended June 30, 2016. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $231,584 and $55,092 charges to non-cash change in contingent consideration obligations expense for the years ended June 30, 2017 and 2016, respectively; represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations.

Loss on Equity Method Investment

Loss on equity method investment totaled $144,841 and $294,197 for the years ended June 30, 2017 and 2016, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina. The Company's carrying value in the equity method investee company has been reduced to zero, accordingly, no further losses will be recorded in the Company's consolidated financial statements related to this equity method investment.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2017 was $1,176,023 compared to $3,899,739 for the year ended June 30, 2016. The expense represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. The discount is amortized using the effective interest method and the quarterly expense decreased as the net carrying value of the convertible debentures decreased. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the year ended June 30, 2017 totaled $1,324,945 compared to $2,086,005 for the year ended June 30, 2016. Interest expense for the year ended June 30, 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $761,060 decrease in interest expense for the year ended June 30, 2017 is primarily driven by a $1,027,195 decrease of interest on the convertible debentures as the principal amount of the convertible debentures continued to be redeemed by us and converted by the holders, partially offset with an increase in interest expense attributed to higher levels of working capital resulting in more borrowings on the working capital facilities.

Provision (Benefit) for Income Taxes

Income tax expense totaled $7,627,705 for the year ended June 30, 2017 compared to an income tax benefit of $2,403,379 for the fiscal year ended June 30, 2016. Our effective tax rate expense was 181.9% for the year ended June 30, 2017, primarily driven by a valuation allowance of $9.6 million established against our deferred tax assets during the fourth quarter of Fiscal 2017. Also influencing the effective tax rate for fiscal 2017 was the income tax benefit associated with the income on the valuation of our warrants, which is not taxable for federal income tax purposes. Our effective tax rate benefit was 117.9% for the year ended June 30, 2016. The high effective tax rate benefit for the year ended June 30, 2016 was primarily attributable to a tax benefit recorded during the second quarter of fiscal year 2016 related to a foreign currency exchange loss on an inter-company loan to our subsidiary in Australia. We had previously treated the inter-company loan as an investment that was long-term in nature, but during the second quarter of fiscal year 2016 we determined that the inter-company note would be settled in the foreseeable future. This change in determination resulted in a tax benefit being recorded in the second quarter of fiscal year 2016 as the inter-company loan was denominated in Australian dollars and had devalued since the issuance of the loan resulting in a foreign exchange loss. The tax benefit related to this foreign exchange loss is recorded in the period that we changed our determination of whether the loan was of long-term investment nature. The higher effective tax rate benefit for the year ended June 30, 2016 was also attributed to the tax benefit associated with the change in the valuation of our warrants. The income associated with the warrant fair value adjustments is not taxable for federal income tax purposes.

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

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer, which is our largest customer, is defined in the distribution and production agreements with DuPont Pioneer and consists of three installment payments, the first on September 15th, the second on January 15th, and the third payment on February 15th. Our future revenue and cash collections pertaining to the production and distribution agreements with DuPont Pioneer are expected to provide us with greater predictability, as sales to DuPont Pioneer are expected to be primarily concentrated in our second, third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-February time period.

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

The monthly interest on the debentures was payable in cash, in shares of our common stock, provided all of the applicable "equity conditions" defined in the debentures were satisfied, or in any combination of cash and shares, at our option. We have made all monthly redemption payments in cash, and made accelerated redemption payments of $7,830,049. The principal amount of the debentures were further reduced by optional conversions of the debentures by certain of the holders. A total of 684,321 shares of our common stock, respectively, have been issued upon conversion of the debentures in lieu of payments of principal and accrued interest, totaling an aggregate of $3,168,342. As of March 1, 2017, the Debentures were fully retired and had no outstanding balance.

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

On September 22, 2015, we entered into an up to $20,000,000 aggregate principal amount credit and security agreement (the "KeyBank Credit Facility") with KeyBank. On October 4, 2016, we entered into an amendment to the KeyBank Credit Facility effective as of September 30, 2016, temporarily increasing the borrowing limit and certain other credit facility terms as follows: (i) temporarily increasing the borrowing capacity from $20.0 million to (a) up to $25.0 million between October 1, 2016 and November 30, 2016 and (b) up to $30.0 million from February 1, 2017 through March 31, 2017; (ii) temporarily allowing for a $4.0 million over-advance beyond the amounts otherwise available based on the borrowing base calculations, which will be available through February 28, 2017; and (iii) temporarily expanding the borrowing base by reducing the reserves that KeyBank may establish with respect to grower payables to 75% between August 31, 2016 and February 28, 2017. On March 13, 2017, we entered into a Third Amendment Agreement (the "Third Amendment") with respect to the KeyBank Credit Facility. The purpose of the Third Amendment was to provide certain temporary changes to the terms of the KeyBank Credit Facility, including: (i) further extending the temporary period during which we may borrow, repay and reborrow up to $30.0 million in the aggregate under the credit facility until April 21, 2017; and (ii) retroactively and temporarily allowing for over-advances, beyond amounts otherwise available based on the borrowing base calculations under the Credit Facility: (a) of up to $3.5 million during the period from March 8, 2017 through March 10, 2017, (b) of up to $5.0 million during the period from March 11, 2017 through March 17, 2017, (c) of up to $6.0 million during the period from March 18, 2017 through March 24, 2017, (d) of up to $7.0 million during the period from March 25, 2017 through March 31, 2017 and (e) of up to $8.5 million during the period from April 1, 2017 through as late as April 20, 2017. On September 13, 2017, we entered into a Fourth Amendment Agreement (the "Fourth Amendment") with respect to the KeyBank Credit Facility. Pursuant to the Fourth Amendment, we extended the maturity date of the Credit Facility to September 12, 2019 and increased the aggregate principal amount that we may borrow, repay and reborrow, up to $35.0 million in the aggregate, subject to a requirement that we maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).

Key provisions of the KeyBank Credit Facility, as amended, include:

All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the KeyBank Credit Facility, will be payable in full on September 12, 2019.

The KeyBank Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable plus up to the lesser of 65% of the cost eligible inventory or 90% of the net orderly liquidation value, subject to lender reserves.

Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.2% per annum) (both as defined in the September 22, 2015 credit and security agreement (the "Credit Agreement")), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

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

At June 30, 2017, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of June 30, 2017, AUD $11,325,816 (USD $8,703,888) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $753,130 at June 30, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,222,000 at June 30, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.93% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $499,525 at June 30, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $576,375 at June 30, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $540,085) at June 30, 2017. At June 30, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $499,525) with unused availability of AUD $100,000 (USD $76,850). At June 30, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $702,779 (USD $540,085) with no unused availability. In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At June 30, 2017, the principal balance on the Master Assets Facility was AUD $346,399 (USD $266,208) with unused availability of AUD $403,601 (USD $310,167). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.07% as of June 30, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

We are currently in final discussions with a financial institution regarding the refinance of the Pioneer Note and expect to enter into a long-term secured promissory note to fund the pay-off of the Pioneer Note and the contingent consideration obligation prior to those obligations becoming due. However, we cannot provide assurances that additional financing will be available at such times or in amounts needed by us. In addition, our credit facility with KeyBank includes a covenant that the Pioneer Note, or any refinancing of the Pioneer Note, have no less than 30 days to maturity at any time during the term of the credit facility. If we are unable to refinance or repay the Pioneer Note on a timely basis, or at all, DuPont Pioneer could proceed against the collateral granted to it to secure the indebtedness or declare all obligations under the loan to be due and payable. In addition, KeyBank could declare all obligations under our credit facility to be due and payable. If any indebtedness under the Pioneer Note or our credit facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness.

On July 19, 2017, we entered into a Securities Purchase Agreement with certain purchasers, pursuant to which we sold and issued an aggregate of 2,685,000 shares of our Common Stock at a purchase price of $4.00 per share, for aggregate gross proceeds of $10.74 million. We also announced our intention to complete a rights offering in the coming months.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2017 and 2016:

	Years Ended
	June 30,
	2017	2016
Cash flows from operating activities	$(10,300,160)	$6,714,982
Cash flows from investing activities	(2,239,188)	(3,875,644)
Cash flows from financing activities	6,202,881	567,374
Effect of exchange rate changes on cash	176,968	(37,670)
Net (decrease) increase in cash and cash equivalents	(6,159,499)	3,369,042
Cash and cash equivalents, beginning of period	6,904,500	3,535,458
Cash and cash equivalents, end of period	$745,001	$6,904,500

Operating Activities

For the year ended June 30, 2017, operating activities used $10,300,160 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $1,602,136 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $11,902,609 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventories of $9,343,989 and a decrease in accounts payable (including related parties) of $7,464,977 partially offset by a decrease in accounts receivable of $4,110,609.

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

Investing Activities

Investing activities during the year ended June 30, 2017 used $2,239,188 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software. The sale of farmland generated net proceeds of approximately $0.9 million.

Investing activities during the year ended June 30, 2016 used $3,875,644 in cash. The acquisition of SV Genetics (the "SV Genetics Acquisition") accounted for $1,000,000 of the cash used in investing activities and $2,253,618 was used in additions to property, plant and equipment, primarily for the build out of the new packaging and distribution facility in Keith, Australia and a build out of a new research and development facility in Nampa, Idaho.

Financing Activities

Financing activities during the year ended June 30, 2017 provided $6,202,881 in cash. We had net borrowings of $10.5 million on our lines of credit and made $4.7 million of redemptions on our convertible debentures. We also generated $0.6 million in net proceeds from the exercise of stock options during the year ended June 30, 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2017.

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

Allowance for Doubtful Accounts

We regularly assess the collectability of receivables and provide an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. Our estimates are judgmental in nature and are made at a point in time.  Management believes the allowance for doubtful accounts is appropriate to cover anticipated losses in our accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
S&W Seed Company
Hanford, California

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California
September 20, 2017

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$745,001	$6,904,500
Accounts receivable, net	23,239,325	27,619,599
Inventories, net	31,489,945	21,846,130
Prepaid expenses and other current assets	1,249,921	1,218,280
TOTAL CURRENT ASSETS	56,724,192	57,588,509

Property, plant and equipment, net	13,581,576	12,600,106
Intangibles, net	34,939,079	37,006,802
Goodwill	10,292,265	10,292,265
Deferred tax assets	-	7,279,923
Other assets	1,563,176	2,237,380
TOTAL ASSETS	$117,100,288	$127,004,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,157,745	$14,303,877
Accounts payable - related parties	331,694	396,027
Deferred revenue	880,326	509,857
Accrued expenses and other current liabilities	2,733,718	2,385,160
Lines of credit	27,399,784	16,687,473
Current portion of contingent consideration obligation	2,500,000	-
Current portion of long-term debt	10,309,664	275,094
Current portion of convertible debt, net	-	6,840,608
TOTAL CURRENT LIABILITIES	51,312,931	41,398,096

Contingent consideration obligation	-	2,268,416
Long-term debt, less current portion	1,096,155	11,114,333
Derivative warrant liabilities	2,836,600	4,354,100
Other non-current liabilities	632,947	108,596

TOTAL LIABILITIES	55,878,633	59,243,541

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,004,681 issued and 17,979,681 outstanding at June 30, 2017;
17,086,111 issued and 17,061,111 outstanding at June 30, 2016;	18,004	17,086
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	83,312,518	78,282,461
Accumulated deficit	(16,436,286)	(4,614,244)
Accumulated other comprehensive loss	(5,538,385)	(5,789,663)
TOTAL STOCKHOLDERS' EQUITY	61,221,655	67,761,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,100,288	$127,004,985

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2017	2016

Revenue	$75,373,810	$96,044,254

Cost of revenue	59,232,846	77,653,646

Gross profit	16,140,964	18,390,608

Operating expenses
Selling, general and administrative expenses	11,794,026	10,397,863
Research and development expenses	3,032,112	2,764,358
Depreciation and amortization	3,325,743	3,185,126
Disposal of property, plant and equipment loss (gain)	78,538	(153)
Impairment charges	319,001	-

Total operating expenses	18,549,420	16,347,194

Income (loss) from operations	(2,408,456)	2,043,414

Other expense
Foreign currency loss (gain)	1,388	(226,529)
Change in derivative warrant liabilities	(1,517,500)	(1,903,900)
Change in contingent consideration obligations	231,584	55,092
Loss on equity method investment	144,841	294,197
Anticipated loss on sub-lease land	424,600	-
Gain on sale of marketable securities	-	(123,038)
Interest expense - amortization of debt discount	1,176,023	3,899,739
Interest expense - convertible debt and other	1,324,945	2,086,005

Loss before income taxes	(4,194,337)	(2,038,152)
Provision (benefit) for income taxes	7,627,705	(2,403,379)
Net income (loss)	$(11,822,042)	$365,227

Net income (loss) per common share:
Basic	$(0.67)	$0.02
Diluted	$(0.67)	$0.02

Weighted average number of common shares outstanding:
Basic	17,718,057	14,936,311
Diluted	17,718,057	14,936,311

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	June 30,
	2017	2016

Net income (loss)	$(11,822,042)	$365,227

Foreign currency translation adjustment, net of income taxes	251,278	(693,077)

Comprehensive loss	$(11,570,764)	$(327,850)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2015	13,479,101	$13,479	(25,000)	$(134,196)	$62,072,379	$(4,979,471)	$(5,096,586)	$51,875,605

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	1,190,126	-	-	1,190,126
Beneficial conversion feature	-	-	-	-	871,862	-	-	871,862
Net issuance to settle RSUs	60,933	61	-	-	(109,258)	-	-	(109,197)
Proceeds from sale of common stock, net of fees and expenses	3,306,404	3,306	-	-	13,249,982	-	-	13,253,288
Exercise of stock options, net of withholding taxes	14,585	15	-	-	57,595	-	-	57,610
Common stock issued in acquisition	225,088	225	-	-	949,775	-	-	950,000
Other comprehensive loss	-	-	-	-	-	-	(693,077)	(693,077)
Net income	-	-	-	-	-	365,227	-	365,227
Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	1,409,368	-	-	1,409,368
Net issuance to settle RSUs	72,468	72	-	-	(143,599)	-	-	(143,527)
Issuance of common stock upon conversion of principal and interest of convertible debentures	684,321	684	-	-	3,160,588	-	-	3,161,272
Exercise of stock options, net of withholding taxes	161,781	162	-	-	603,700	-	-	603,862
Other comprehensive income	-	-	-	-	-	-	251,278	251,278
Net loss	-	-	-	-	-	(11,822,042)	-	(11,822,042)
Balance, June 30, 2017	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$61,221,655

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,822,042)	$365,227
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Stock-based compensation	1,409,368	1,190,126
Change in allowance for doubtful accounts	449,590	16,700
Depreciation and amortization	3,325,743	3,185,126
Loss (gain) on disposal of property, plant and equipment	78,538	(153)
Impairment charges	319,001	-
Change in deferred tax asset	7,269,420	(2,721,746)
Change in foreign exchange contracts	112,970	(56,264)
Change in derivative warrant liabilities	(1,517,500)	(1,903,900)
Change in contingent consideration obligations	231,584	55,092
Amortization of debt discount	1,176,023	3,899,739
Gain on sale of marketable securities	-	(123,038)
Intercompany foreign exchange gain	-	(332,477)
Loss on equity method investment	144,841	294,197
Anticipated loss on sub-lease land	424,600	-
Changes in operating assets and liabilities, net:
Accounts receivable	4,110,609	(1,007,637)
Inventories	(9,343,989)	3,561,808
Prepaid expenses and other current assets	(41,928)	(201,236)
Other non-current assets	(9,487)	(101,368)
Accounts payable	(7,400,553)	767,328
Accounts payable - related parties	(64,424)	(718,432)
Deferred revenue	369,688	(15,933)
Accrued expenses and other current liabilities	314,402	588,169
Other non-current liabilities	163,386	(26,346)
Net cash (used in) provided by operating activities	(10,300,160)	6,714,982

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,960,620)	(2,253,618)
Proceeds from disposal of property, plant and equipment	877,617	53,150
Acquisition of business	-	(1,000,000)
Purchase of marketable securities	-	(316,000)
Sale of marketable securities	-	439,038
Equity method investment	-	(439,038)
Additions to internal use software	(156,185)	(359,176)
Net cash used in investing activities	(2,239,188)	(3,875,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	13,253,288
Net proceeds from exercise of common stock options	603,862	57,610
Taxes paid related to net share settlements of stock-based compensation awards	(143,527)	(109,197)
Borrowings and repayments on lines of credit, net	10,488,213	3,021,538
Borrowings of long-term debt	280,654	573,447
Repayments of long-term debt	(304,770)	(2,124,584)
Repayments of convertible debt	(4,721,551)	(14,104,728)
Net cash provided by financing activities	6,202,881	567,374

EFFECT OF EXCHANGE RATE CHANGES ON CASH	176,968	(37,670)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,159,499)	3,369,042

CASH AND CASH EQUIVALENTS, beginning of the period	6,904,500	3,535,458

CASH AND CASH EQUIVALENTS, end of period	$745,001	$6,904,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,366,854	$2,085,544
Income taxes	210,682	452,933

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California and Nampa, Idaho and a seed processing facility in Keith, South Australia. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 58% and 53% of its revenue for the years ended June 30, 2017 and 2016, respectively.

Two customers accounted for 52% of the Company's accounts receivable at June 30, 2017. One customer accounted for 35% of the Company's accounts receivable at June 30, 2016.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 45% and 54% of revenue during the years ended June 30, 2017 and 2016, respectively. The net book value of fixed assets located outside the United States was 19% and 17% of total assets at June 30, 2017 and June 30, 2016, respectively. Cash balances located outside of the United States may not be insured and totaled $192,879 and $1,923,290 at June 30, 2017 and June 30, 2016, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2017		2016
United States	$41,505,305	55%	$43,926,441	46%
Saudi Arabia	12,055,276	16%	25,954,835	27%
Mexico	4,749,315	6%	4,529,131	5%
Argentina	2,881,050	4%	2,586,360	3%
Sudan	2,747,923	4%	4,267,752	4%
Australia	1,882,899	2%	3,171,323	3%
Peru	1,230,999	2%	2,056,261	2%
Other	8,321,043	11%	9,552,151	10%
Total	$75,373,810	100%	$96,044,254	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $526,495 and $177,295 at June 30, 2017 and June 30, 2016, respectively.

Inventories

Inventories consist of seed and packaging materials.

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

Components of inventory are:

	June 30,	June 30,
	2017	2016
Raw materials and supplies	$266,551	$241,268
Work in progress and growing crops	5,603,825	3,120,485
Finished goods	25,619,569	18,484,377
	$31,489,945	$21,846,130

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-28 years for buildings, 3-20 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 24 years for technology/IP/germplasm, 18 years for customer relationships and trade names and 18 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in May 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses market capitalization to estimate the fair value of its one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company performed a quantitative assessment of goodwill at June 30, 2017 and 2016 and determined that goodwill was not impaired.

Equity Method Investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reflected within the Company's consolidated balance sheets and statements of operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption "Loss on equity method investment" in the consolidated statements of operations. The

Company's carrying value in an equity method investee company is included in the Company's consolidated balance sheets. When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

	Years Ended
	June 30,
	2017	2016

Numerator:
Net income (loss)	$(11,822,042)	$365,227

Numerator for basic EPS	(11,822,042)	365,227

Effect of dilutive securities:
Convertible debt	-	-
Warrants	-	-
	-	-

Numerator for diluted EPS	$(11,822,042)	$365,227

Denominator:
Denominator for basic EPS - weighted-average shares	17,718,057	14,936,311

Effect of dilutive securities:
Employee stock stock options	-	-
Employee restricted stock units	-	-
Convertible debt	-	-
Warrants	-	-
Dilutive potential common shares	-	-

Denominator for diluted EPS - adjusted weighted average
shares and assumed conversions	17,718,057	14,936,311

Basic EPS	$(0.67)	$0.02
Diluted EPS	$(0.67)	$0.02

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. A triggering event during the quarter ended March 31, 2017 prompted a review of certain stand establishment assets. The carrying value of these assets was deemed in excess of fair value, and the Company recorded an impairment charge of $319,001 in the consolidated statement of operations during the quarter ended March 31, 2017.

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2017 or June 30, 2016.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings other than the convertible debentures, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. At June 30, 2017, the fair value and carrying value of the convertible debentures was zero. At June 30, 2016, the fair value and carrying value of the convertible debentures was $7,829,671 and $6,840,608 respectively. The fair value was calculated using a discounted cash flow model and utilized a 10% discount rate that is commensurate with market rates given the remaining term, principal repayment schedule and outstanding balance. The convertible debentures are categorized as Level 3 in the fair value hierarchy. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$166,629	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,836,600
Total	$-	$166,629	$5,336,600

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$49,808	$-
Contingent consideration obligations	-	-	2,268,416
Derivative warrant liabilities	-	-	4,354,100
Total	$-	$49,808	$6,622,516

There were no transfers in or out of Level 3 during the years ended June 30, 2017 and 2016.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period. The reclassifications had no effect on net income (loss), cash flows or stockholders' equity.

Recently Adopted and Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017- 04"). This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the Company beginning July 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.

In October of 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). This standard requires recognition of current and deferred tax resulting from an intra-entity transfer of assets (other than inventory) when the transfer occurs for public business entities for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. ASU 2016-16 also provides for early adoption for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company elected to early adopt ASU 2016-16 in the first quarter of the year ended June 30, 2017. The adoption did not have a material impact on the consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity's management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity's ability to continue as a going concern within one year after the balance sheet date. The Company adopted this standard during the fiscal year ended June 30, 2017. The implementation of this standard did not have a material impact on its consolidated financial statements and related disclosures.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the with-and-without method. The contingent consideration requires the Company to pay up to an additional $3.3 million, if the acquired business achieves 150% of a net income target of $4.2 million for the combined 2018 and 2019 fiscal years. The fair value of the contingent consideration arrangement at the acquisition date was $135,324. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 40.0% present value discount factor and an underlying net income volatility of 87.9%. As of June 30, 2017, the estimated fair value of the contingent consideration was zero. The values and useful lives of the acquired SV Genetics intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Technology/IP - germplasm	25	$479,000
Technology/IP - seed varieties	15	57,000
Customer relationships	10	462,000
Trade name	10	45,000
Non-compete agreements	5	30,000
Total identifiable intangible assets		$1,073,000

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the years ended June 30, 2017 and 2016, respectively.

	Balance at		Foreign Currency	Balance at
	July 1, 2016	Additions	Translation	June 30, 2017
Goodwill	$10,292,265	$-	$-	$10,292,265

	Balance at		Foreign Currency	Balance at
	July 1, 2015	Additions	Translation	June 30, 2016
Goodwill	$9,630,279	$796,064	$(134,078)	$10,292,265

Intangible assets consist of the following:

	Balance at			Foreign Currency	Balance at
	July 1, 2016	Additions	Amortization	Translation	June 30, 2017
Trade name	$1,328,786	$-	$(84,480)	$-	$1,244,306
Customer relationships	1,359,371	-	(101,208)	-	1,258,163
Non-compete	198,999	-	(96,964)	-	102,035
GI customer list	85,967	-	(7,164)	-	78,803
Supply agreement	1,229,047	-	(75,632)	-	1,153,415
Distribution agreement	7,113,253	-	(384,500)	-	6,728,753
Production agreement	335,002	-	(223,332)	-	111,670
Grower relationships	1,964,024	-	(105,408)	-	1,858,616
Intellectual property	22,870,760	-	(1,145,221)	-	21,725,539
Internal use software	521,593	156,186	-	-	677,779
	$37,006,802	$156,186	$(2,223,909)	$-	$34,939,079

	Balance at			Foreign Currency	Balance at
	July 1, 2015	Additions	Amortization	Translation	June 30, 2016
Trade name	$1,377,840	$45,000	$(82,208)	$(11,846)	$1,328,786
Customer relationships	968,619	462,000	(60,314)	(10,934)	1,359,371
Non-compete	301,354	30,000	(125,815)	(6,540)	198,999
GI customer list	93,131	-	(7,164)	-	85,967
Supply agreement	1,304,679	-	(75,632)	-	1,229,047
Distribution agreement	7,497,750	-	(384,497)	-	7,113,253
Production agreement	558,334	-	(223,332)	-	335,002
Grower relationships	2,183,485	-	(120,481)	(98,980)	1,964,024
Intellectual property	23,719,724	536,000	(1,159,656)	(225,308)	22,870,760
Internal use software	162,417	359,176	-	-	521,593
	$38,167,333	$1,432,176	$(2,239,099)	$(353,608)	$37,006,802

Amortization expense totaled $2,223,909 and $2,239,099 for the years ended June 30, 2017 and 2016, respectively. Estimated aggregate remaining amortization is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$2,054,597	$1,909,612	$1,909,612	$1,909,612	$1,909,612	$25,246,034

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2017	2016

Land and improvements	$2,223,674	$2,908,501
Buildings and improvements	6,401,277	6,192,522
Machinery and equipment	5,435,542	4,781,586
Vehicles	1,005,455	1,080,354
Construction in progress	2,196,513	256,935
Total property, plant and equipment	17,262,461	15,219,898

Less: accumulated depreciation	(3,680,885)	(2,619,792)

Property, plant and equipment, net	$13,581,576	$12,600,106

Depreciation expense totaled $1,101,834 and $946,027 for the years ended June 30, 2017 and 2016, respectively.

NOTE 6 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 7, are presented on the consolidated balance sheet as follows:

	June 30,	June 30,
	2017	2016
Working capital lines of credit
KeyBank	$18,695,896	$12,308,828
National Australia Bank Limited	8,703,888	4,378,645
Total working capital lines of credit	27,399,784	16,687,473

Current portion of long-term debt
Keith facility (building loan) - National Australia Bank Limited	-	37,205
Keith facility (machinery & equipment loans) - National Australia Bank Limited	209,664	137,889
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - DuPont Pioneer	10,000,000	-
Total current portion	10,309,664	275,094

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	499,524	446,454
Keith facility (machinery & equipment loans) - National Australia Bank Limited	596,631	567,879
Unsecured subordinate promissory note - related party	-	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Total long-term portion	1,096,155	11,114,333
Total debt	$11,405,819	$11,389,427

On September 22, 2015, the Company and KeyBank National Association ("KeyBank") entered into a credit and securities agreement and related agreements with respect to a $20,000,000 aggregate principal amount revolving credit facility (the "KeyBank Credit Facility"), which principal amount was increased to $35,000,000 pursuant to a Fourth Amendment Agreement (the "Fourth Amendment") on September 13, 2017, as more fully described below. Under the Fourth Amendment, all amounts of unpaid principal and interest due under the KeyBank Credit Facility must be paid in full on or before September 12, 2019.

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

On September 13, 2017, the Company and Key Bank entered into the Fourth Amendment, pursuant to which the maturity date was extended to September 12, 2019 and the principal amount that the Company may borrow, repay and reborrow was increased to $35.0 million, subject to a requirement that the Company maintain a reduced loan balance of (i) not more than $20 million for at least 30 consecutive days over the prior 12 months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25 million for at least 60 consecutive days over the prior 12 months (measured each quarter on a trailing 12 month basis). The Fourth Amendment generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, plus up to 65% of eligible inventory, subject to lender reserves. Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.2% per annum), generally at the Company's option.

In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. With respect to its security interest and/or lien, KeyBank has entered into an intercreditor and subordination agreement with Hudson Bay Fund LP (as agent for the holders of the senior secured debentures issued by the Company in December 2014) and DuPont Pioneer. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at June 30, 2017. The outstanding balance on the KeyBank Credit Facility was $18,695,896 at June 30, 2017.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $100,000 at June 30, 2017.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015. On December 31, 2014, the Company also issued contingent consideration to DuPont Pioneer which requires the Company to increase the principal amount of the Pioneer Note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following December 31, 2014. The fair value of the contingent consideration arrangement was $2,500,000 at June 30, 2017. The Company expects to refinance the Pioneer Note in the normal course of business. The source of funds for refinance has not yet been fully arranged. In addition, the Fourth Amendment to the KeyBank Credit Facility includes a covenant that the Pioneer Note, or any refinancing of the Pioneer Note, have no less than 30 days to maturity at any time during the term of the KeyBank Credit Facility.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of June 30, 2017, AUD $11,325,816 (USD $8,703,888) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $753,130 at June 30, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,222,000 at June 30, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.93% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at June 30, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $499,525 at June 30, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $576,375 at June 30, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $540,085) at June 30, 2017. At June 30, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $499,525) with unused availability of AUD $100,000 (USD $76,850). At June 30, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $702,779 (USD $540,085) with no unused availability. In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At June 30, 2017, the principal balance on the Master Assets Facility was AUD $346,399 (USD $266,208) with unused availability of AUD $403,601 (USD $310,167). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.07% as of June 30, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 7, are as follows:

Fiscal Year	Amount

2018	$10,309,664
2019	298,766
2020	325,129
2021	204,465
2022	91,040
Thereafter	176,755
Total	$11,405,819

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

During Fiscal Year 2016, the Company accelerated three redemption payments totaling $2,830,049.

Total convertible debt outstanding, excluding debt addressed in Note 6, is presented on the consolidated balance sheet as follows:

	June 30, 2017	June 30, 2016
Current portion of convertible debt, net
Senior secured convertible notes payable	$-	$7,849,754
Debt discount	-	(1,009,146)
Total convertible debt, net	$-	$6,840,608

As of June 30, 2017, the Debentures were fully retired and had no outstanding balance.

The Debentures were initially convertible, at the holder's option, into the Company's common stock at a conversion price of $5.00. Pursuant to the terms of the Debentures, the conversion price was reset to $4.63 on September 30, 2015.

During the year ended June 30, 2017, certain holders of the Debentures converted an aggregate of $3,168,342 of principal and interest into 684,321 shares of the Company's common stock in accordance with the terms of the Debentures. Upon conversion, the Company recognized interest expense of $194,939 related to unamortized debt discount on the Debentures and incurred $7,070 of stock issuance costs.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At June 30, 2017 and June 30, 2016, the fair value of the Warrants was estimated at $2,836,600 and $4,354,100, respectively. The Warrants were valued at June 30, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 3 years, (ii) volatility of 45.6%, (iii) risk-free interest rate of 1.54% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction and third party indications of fair value. The prior third party market transaction was provided a weighting of 10.0% while the third party indications of fair value were provided a 50% weighting in the fair value analysis. The Warrants were valued at June 30, 2016 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 4.0 years, (ii) volatility of 49.9%, (iii) risk-free interest rate of 0.86% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction. The prior third party market transaction was provided a weighting of 10.0% in the fair value analysis.

Of the $27,000,000 in principal amount of Debentures sold in December 2014, $22,138,000 of the initial proceeds was allocated to the Debentures. The required redemption contingent upon the real estate sale was determined to be an embedded derivative not clearly and closely related to the borrowing. As such, it was bifurcated and treated as a derivative liability, recorded initially at its fair value of $150,000, leaving an allocation to the host debt of $21,988,000. The difference between the initial amount allocated to the borrowing and the face value of the Debentures was amortized over the term of the Debentures using the effective interest method. Debt issuance costs totaling $1,931,105 were also amortized over the term of the Debentures using the effective interest method. In addition, the reduction in the conversion price of the Debentures as of September 30, 2015 resulted in a beneficial conversion feature of $871,862, which was recognized as additional debt discount and an increase to additional paid-in capital.

NOTE 8 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2017	2016

United States	$(3,545,631)	$(2,847,980)
Foreign	(648,706)	809,828
Loss before income taxes	$(4,194,337)	$(2,038,152)

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2017	2016
Current:
Federal	$-	$108,075
State	1,680	(1,953)
Foreign	-	208,491
Total current provision	1,680	314,613
Deferred:
Federal	6,945,260	(2,753,271)
State	691,135	(33,942)
Foreign	(10,370)	69,221
Total deferred provision (benefit)	7,626,025	(2,717,992)
Provision (benefit) for income taxes	$7,627,705	$(2,403,379)

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2017	2016
Tax expense (benefit) at statutory tax rate	$(1,426,075)	$(692,971)
State taxes (benefit), net of federal tax (benefit)	(112,798)	(22,697)
Stock compensation	-	26,067
Mark to market on financial instruments	(515,950)	(647,326)
Other permanent differences	33,251	53,880
Federal and state research credits - current year	(103,006)	(97,881)
Foreign currency loss on intercompany note	-	(1,095,906)
Foreign rate differential	25,407	(37,617)
Shortfall on restricted stock vest	129,627	120,204
Valuation allowance	9,615,586	-
Other	(18,337)	(9,132)
	$7,627,705	$(2,403,379)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the projections for the taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded as of June 30, 2017. The Company recorded a valuation allowance of approximately $9.6 million in the fourth quarter of the year ended in 2017 as a result of changes to the Company's current year operating results and future projections resulting from a recent decline in export sales to Saudi Arabia. The recent regulatory uncertainty regarding water use restrictions for large forage producers had an adverse impact on the Company's fourth quarter sales as customers in the Saudi Arabian region decided to defer purchases and reduce inventory carrying levels. The Company's available tax planning strategies are currently not expected to overcome the uncertainty of the Saudi Arabian market. The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2017, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$8,511,398	$6,744,515
Compensation accruals	327,462	-
Allowance for bad debts	182,723	-
Stock compensation	451,303	373,738
Tax credit carry forwards	341,411	238,405
Deferred rent	153,656	-
Other, net	220,208	446,892
Total deferred tax assets	10,188,161	7,803,550
Valuation allowance for deferred tax assets	(9,617,331)	-
Deferred tax assets net of valuation allowance	570,830	7,803,550
Deferred tax liabilities
Intangible assets	(235,218)	(49,499)
Fixed assets	(562,763)	(484,493)
Total deferred tax liabilities	(797,981)	(533,992)

Net deferred tax asset/liability	$(227,151)	$7,269,558

As of June 30, 2017, the Company had federal and state net operating loss carry forwards of approximately $22,808,276 and $9,482,301, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $324,852 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $157,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire.

As of June 30, 2017, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $3,278,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any potential unrecognized deferred income tax liability is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2017 and 2016. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 9 - WARRANTS

The following table summarizes the total warrants outstanding at June 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2016	New Issuances	Expired	of June 30, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2016:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2015	New Issuances	Expired	of June 30, 2016

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	-	50,000
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	-	2,749,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 7 for further discussion.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $9,892,013 at June 30, 2017 and their maturities range from July to December 2017.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $166,629 at June 30, 2017 and $49,808 at June 30, 2016. The Company recorded a gain on foreign exchange contracts of $205,531 and a loss on foreign exchange contracts of $271,754, which is reflected in cost of revenue for the years ended June 30, 2017 and 2016, respectively.

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

Leases

The Company has entered into various non-cancelable operating lease agreements. Rent expense under operating leases was $555,583 and $567,553 for the years ended June 30, 2017 and 2016, respectively.

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2017:

	2018	2019	2020	2021	2022	2023 and beyond	Total(a)

Operating lease obligations	$307,942	$230,698	$252,883	$227,460	$210,000	$420,000	$1,648,983

(a)   Minimum payments have not been reduced by minimum subleases rentals of $1,410,000 due in the future under noncancelable sublease.

The following table sets forth the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed.

	Years Ended June 30,
	2017	2016

Minimum rentals	$555,583	$567,553
Less: Sublease rentals	(223,200)	(228,290)
	$332,383	$339,263

Contingencies

Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 12 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $8,482,663 to IVM during the year ended June 30, 2017. Amounts due to IVM totaled $326,941 and $396,027 at June 30, 2017 and June 30, 2016, respectively. The Company paid $94,744 to Kongal during the year ended June 30, 2017. Amounts due to Kongal totaled $4,753 at June 30, 2017.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30,	June 30,
	2017	2016

Risk free rate	1.2% - 2.0%	1.5% - 1.6%
Dividend yield	0%	0%
Volatility	46.9% - 50.8%	50.4% - 50.8%
Average forfeiture assumptions	2.4%	6.1%

During year ended June 30, 2017, the Company granted 230,610 options to its directors and officers at exercise prices ranging from $3.85 - $4.86. These options vest in periods ranging from one year annually to monthly over three years and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2017 and 2016 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2015	901,697	$5.33	4.1	$392,850
Granted	203,500	4.56	9.7	-
Exercised	(14,582)	3.95	-	-
Canceled/forfeited/expired	(69,197)	6.08	-	-
Outstanding at June 30, 2016	1,021,418	5.14	4.2	142,381
Granted	230,610	4.19	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at June 30, 2017	990,528	5.12	4.3	100,344
Options vested and exercisable at June 30, 2017	738,595	5.44	3.0	51,087
Options vested and expected to vest as of June 30, 2017	990,345	$5.12	4.3	$100,336

The weighted average grant date fair value of options granted and outstanding at June 30, 2017 was $1.47. At June 30, 2017, the Company had $370,972 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.24 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the year ended June 30, 2017, the Company issued 77,275 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to annual installments over a three-year period. The fair value of the awards totaled $374,530 and was based on the closing stock price on the date of grants.

The Company recorded $1,032,170 and $772,543 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2017 and 2016, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Year Ended June 30, 2017
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	170,879	$7.51	1.5
Granted	77,275	4.85	1.7
Vested	(127,183)	7.71	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	120,971	$5.59	1.0

At June 30, 2017, the Company had $417,648 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1 years.

At June 30, 2017, there were 561,278 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2017 and 2016, totaled $1,409,368 and $1,190,126, respectively.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2017 and 2016, respectively.

	Years Ended
	June 30,
	2017	2016
Issuance of common stock upon conversion of principal and interest of convertible debentures	$3,168,342	$-

NOTE 15 - SUBSEQUENT EVENTS

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, pursuant to which the Company sold and issued an aggregate of 2,685,000 shares of its Common Stock at a purchase price of $4.00 per share, for aggregate gross proceeds of $10.74 million. Pursuant to the down-round protection terms of the Warrants, the exercise price was adjusted to $4.46 on July 19, 2017.

On July 20, 2017, the Company entered into a separation and consulting agreement with Mark S. Grewal (the "Separation Agreement") in connection with his previously announced resignation, which supersedes all prior arrangements between Mr. Grewal and the Company, including, but not limited to, his employment agreement with the Company dated as of March 18, 2016. Pursuant to the Separation Agreement, Mr. Grewal is entitled to receive the following compensation and other benefits: (i) continued payment of his base salary for 12 months following June 19, 2017 (the effective date of Mr. Grewal's resignation) (the "Separation Date"), through June 19, 2018; (ii) payment in lieu of a cash bonus for fiscal year 2017 in the amount of $175,000; (iii) payment of COBRA premiums on Mr. Grewal's behalf, through the earlier of the following: (a) the duration of the Consulting Period (as defined below); (b) the date upon which he becomes eligible for health insurance pursuant to another employer-sponsored group health insurance plan; or (c) the date upon which he becomes ineligible for continued coverage under COBRA; (iv) acceleration of vesting of all options or other equity awards previously granted to Mr. Grewal; and (v) transfer of the Company automobile previously purchased for his use.

Mr. Grewal also agreed to provide certain transition and consulting services to the Company for a period of up to two years following the Separation Date (the "Consulting Period"), for which Mr. Grewal will be paid an annualized rate of $87,500. In addition, Mr. Grewal's services will constitute continuous service with the Company, and as a result, the outstanding equity awards previously granted to him will continue to be exercisable during the Consulting Period.

On September 13, 2017, the Company and KeyBank entered into the Fourth Amendment as described in Note 6 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of September 10, 2017:

Name	Age	Position
Directors:
Mark J. Harvey	62	Chairman of the Board
Mark W. Wong	68	President, Chief Executive Officer and Director
Glen D. Bornt	59	Director
David A. Fischhoff, Ph.D.	64	Director
Alexander C. Matina	41	Director
Charles (Chip) B. Seidler	40	Director
Grover T. Wickersham	68	Director

Non-Director Executive Officers:
Danielson B. Gardner	51	Chief Marketing and Technology Officer
Dennis C. Jury	57	Executive Vice President Operations and Chief Operating Officer
Matthew K. Szot	43	Executive Vice President Finance and Administration and Chief Financial Officer

The following contains a biography of each of our executive officers and directors as of September 10, 2017, including, with respect to our directors, information regarding the specific experience, qualifications, attributes or skills that led to the conclusion of our board of directors to that each member of our board of directors should serve as a director:

Directors

Mr. Harvey was appointed Chairman of Board of Directors of our company in December 2014, after having served as Vice Chairman since April 2013. In addition to his duties as Chairman, he actively supports our sales and marketing efforts. Mr. Harvey has more than 35 years of experience in production processing and marketing of seed to many parts of the world, particularly branded alfalfa and clover. Mr. Harvey managed a 10,000-acre family farm producing seed, wheat and pulse crops, along with wool and beef, from 1976 until 1996 when the company he founded, Paramount Seeds, was sold to Elders Ltd. While with Elders, he was manager of their national and international seed business from 1996 until 2001. In 2002, he was a founding partner of Seed Genetics International, where he focused primarily on marketing and distribution. Mr. Harvey was educated at Cunderdin Agricultural College in West Australia. We believe Mr. Harvey should serve as a director because of his extensive experience in the seed industry, which contributes valuable business expertise.

Mr. Wong was elected to our Board in December 2014. In June 2017, he was appointed to serve as our President and Chief Executive Officer. He has more than 35 years of experience in agribusiness, with particular expertise in technology integration and commercialization. Mr. Wong was a founder and, since 2009, has been a partner of Colorado Financial Holdings (CFH), a private venture investment and investment bank that specializes in the agricultural, energy and biotechnology sectors. Since January 2012, Mr. Wong has served as Chairman of American Dairyco, Ponte Vedra, Florida, the owner and operator of dairies in Florida and Georgia, which is a venture jointly owned by CFH. Between 2008 and December 2015, he served either as Chairman of the Board or chief executive officer of Agrivida, a private company that is developing and commercializing high- performance products that incorporate novel, regulated proteins precisely engineered for specific applications in a variety of markets, including animal nutrition, bio-based fuels and chemicals and industrial enzymes. From January 2016 to February 2016, Mr. Wong served as Acting President and Chief Executive Officer of Arcadia Biosciences, Inc., a publicly-traded agricultural biotechnology trait company for which he also served on the board from May 2006 until February 2016. Mr. Wong was the Chief Executive Officer of Renewable Agricultural Energy Corporation, a private ethanol production company, from 2006 to 2007. Prior to that time, was the founder and, from 1999 to 2005, chief executive officer of Emergent Genetics, an international seed biotech company that was sold to Monsanto Company in 2005. Mr. Wong founded and managed a series of other agricultural and biotechnology companies, including Big Stone Partners, Agracetus Corporation, a plant biotechnology company that was sold to Monsanto and Agrigenetics Corporation, a seed and biotechnology company that was sold to Dow Chemical. Mr. Wong also worked as an engineer for FMC Corporation and Chemical Construction Corporation. Mr. Wong served as a director of BioFuel Energy Corp., a publicly traded corn ethanol company, from January 2008 until October 2014, and Chair from March 2010 to October 2014, when it was renamed Green Brick Partners following an acquisition and recapitalization transaction. Mr. Wong received his Bachelor of Science degree in Chemical Engineering from Lehigh University and his M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Wong provides the Board with a wealth of experience in the agricultural and energy industries, and is able to draw upon his many years of executive leadership experience.

Mr. Bornt was elected to our Board in December 2012. Since 1987, he has been the President of Imperial Valley Milling Co., where he serves as chief executive officer and on- site manager. Concurrently, since September 2007, he also has served as Vice President of Imperial Valley Seeds, Inc. Mr. Bornt earned a BS degree in Agriculture Management from California Polytechnic State University, San Luis Obispo. Mr. Bornt's over 25 years of experience in the agriculture seed industry, specializing in alfalfa seed, brings invaluable expertise to our boardroom as we continue to expand our seed business geographically and with new varieties.

David A. Fischhoff, Ph.D. was elected to our Board in December 2016. He has 33 years of experience in agricultural research and development ("R&D") across a broad range of technologies, product development and business development in areas including biotechnology, plant breeding, genomics, precision agriculture and data science. In addition to R&D leadership, he has expertise in new technology identification, assessment and acquisition; technology licensing; establishment and management of research collaborations; and intellectual property management and defense. Dr. Fischhoff recently retired after a 33-year career with Monsanto Company and currently serves as an independent consultant and advisor. With Monsanto, he most recently served from 2014 to 2016 as Chief Scientist of The Climate Corporation, a subsidiary of Monsanto that develops and provides digital agriculture products and services for farmers. At The Climate Corporation, he led R&D teams in data science, field research and new measurement technologies. Prior to this, from 2002 to 2014, he was Vice President for Technology Strategy and Development at Monsanto with responsibilities for scientific strategy, identification of new growth opportunities, assessment and acquisition of new technologies, and oversight of Monsanto's research portfolio. Dr. Fischhoff is internationally recognized as a founder of agricultural biotechnology. He was responsible for the development of insect resistant transgenic crops (i.e., Bt crops), which today are a primary tool for insect control in corn, cotton and soybean in multiple countries. He is the co-inventor of the synthetic gene technology for expression of Bt genes in plants, which is the enabling technology for all insect resistant crops today. Dr. Fischhoff served as the scientific expert in the acquisition by Monsanto of multiple biotech and seed companies, including Agracetus, Calgene, Ecogen, Dekalb and Asgrow. He initiated and led Monsanto's plant genomics research program, and from 1998 to 2002 he was Co-President of Cereon Genomics LLC, a collaborative research venture between Monsanto and Millennium Pharmaceuticals; and he played leadership roles in the establishment and management of genomics research collaborations with Mendel Biotechnology, Paradigm Genetics and Ceres.

Dr. Fischhoff received his S.B. in Biology from the Massachusetts Institute of Technology and a Ph.D. in Genetics and Molecular Biology from The Rockefeller University. He was the recipient of the first Innovation Prize for Agricultural Technology from the American Society of Plant Biologists in 2015 for his work on insect resistant crops, and the James B. Eads Award for outstanding achievement in technology from the Academy of Science of St. Louis in 2010. Dr. Fischhoff is also the recipient of Monsanto's two highest awards for science and technology. He is the inventor on key patents related to insect resistant plants, an author of more than 25 scientific publications, and an invited speaker at numerous national and international symposia. We believe Dr. Fischhoff's wealth of experience in agriculture, genetics and technology will help guide the Board in the years to come.

Mr. Matina has served on the Board of Directors since May 2015. Since November 2007, he has held the office of Vice President, Investments for MFP Investors, LLC, the family office of Michael F. Price, which has a value-investing focus across public and private markets. From October 2005 to August 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and from June 2004 to September 2005, as a senior associate at Altus Capital Partners, a middle market private equity fund. Prior thereto, he was a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division. Since April 2013, he has served on the board of directors of Trinity Place Holdings, Inc., a publicly traded real estate company and as its Chairman of the Board since November 2013. Since August 2007, Mr. Matina has also served as an adjunct professor of finance at Fordham University. Mr. Matina brings a strong finance background to our company's Board, including experience with private equity, as well as his experience in other public companies.

Mr. Seidler was elected to our Board in June 2010. Commencing in June 2010, Mr. Seidler began serving as an executive director and senior member of a proprietary trading group of Nomura Securities in New York, New York. From January 2007 through June 2010, Mr. Seidler held various senior positions at Deutsche Bank AG in Tokyo, Japan, including Head of JPY/UST International Sales (from March 2009 until his departure in June 2010), JPY Flow Trader (from September 2008 to March 2009) and Rates Proprietary Trader from January 2007 to September 2008. Between March 2003 and January 2007, Mr. Seidler was Co-Portfolio Manager of Caxton Associates, L.L.C., the macro hedge fund, New York, New York, where he focused on macro and relative value trading with a particular focus on the Japanese markets. He currently and during the last five years has served on numerous corporate boards of directors, however, none of them are companies with a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Mr. Seidler has a Masters of Arts Degree from Colgate University. Because of Mr. Seidler's extensive experience in the corporate boardroom and his financial expertise, he brings to our Board a level of professionalism and perspective that we believe is invaluable.

Mr. Wickersham has served as our Chairman of the Board from incorporation in October 2009 until December 2014, when he stepped down to become our Vice Chairman. Since July 2016 and November 2016, respectively, Mr. Wickersham has been serving as Chairman of the Board and Chief Executive Officer of Eastside Distilling, Inc., a public company producer and marketer of craft spirits located in Portland, Oregon. Since 1996, Mr. Wickersham has also been a director and portfolio advisor of Glenbrook Capital Management, the general partner of a limited partnership that invests primarily in public and private securities. Mr. Wickersham also serves since December 2015 as the Vice Chairman of the Board of SenesTech, Inc., a public company that has developed proprietary technology for managing animal pest populations through fertility control. From 1996 until its voluntary liquidation and dissolution in 2016, Mr. Wickersham served as the chairman of the board of trustees of The Purisima Funds, a trust that operated two series of mutual funds advised by Fisher Investments of Woodside, California. In addition to the chairmanships noted above, Mr. Wickersham also serves on the board of directors of Verseon Corporation, a London AIM-listed pharmaceutical development company Mr. Wickersham is admitted to practice by the California State Bar and has specialized in securities law. From 1976 to 1981, Mr. Wickersham served as a staff attorney, and then as a branch chief, of the U.S. Securities and Exchange Commission. He holds an A.B. from the University of California at Berkeley, an M.B.A. from Harvard Business School and a J.D. from University of California (Hastings College of Law). We believe that Mr. Wickersham is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance and legal matters, his experience and knowledge of operational matters gained as a past and present director of other public and private companies and his knowledge of our company, its markets and operations developed over his tenure as Chairman and Vice Chairman.

Non-Director Executive Officers

Mr. Gardner joined our Company in October 2012 as Vice President of Breeding and Genetics. In August 2016, he was promoted to the newly-created executive office position of Chief Marketing and Technology Officer. For 18 years prior to joining S&W, he served in various positions in breeding and international sales at Dairyland Seed Co., a Dow AgroSciences subsidiary. His most recent position at Dairyland, which he held from June 2008 until his departure in October 2012, was International Distribution Manager.

He also served as Alfalfa Breeder for Dairyland from March 1994 until October 2012. Mr. Gardner has a B.S. degree in Genetics from the University of California at Davis and later graduated from the UC Davis Plant Breeding Academy. He currently sits on the board of the California Seed Association.

Mr. Jury has served as our Executive Vice President and Chief Operating Officer since April 2013. He also serves as Chief Executive and Managing Director of our subsidiary, Seed Genetics International Pty Ltd ("SGI"). Mr. Jury served as SGI's Managing Director from July 2009 until April 2013. He is a veteran of the agricultural industry, having worked for ICI Crop Care, Schering Ag, and South Australian Seedgrowers Cooperative in various roles including territory sales, territory manager, and product and market development manager, before joining SGI in August 2003 as Business Manager. Mr. Jury studied Agricultural Science at the Waite Agricultural Research Institute in Urbrae, South Australia with a Bachelor of Agricultural Science degree, and received his MBA from the University of Adelaide Graduate School of Management.

Mr. Szot has served as our Chief Financial Officer and Treasurer since March 2010. In August 2014, he was designated our Executive Vice President of Finance and Administration, after having held the title of Senior Vice President prior thereto. Mr. Szot also serves as a member of the Board of Directors of our wholly owned subsidiaries, S&W Seed Australia Pty Ltd and Seed Genetics International Pty Ltd. Mr. Szot is also currently a Director and serves as Chairman of the Audit Committee and Compensation Committees of SenesTech, a publicly traded life science company focused on animal health. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot has a Bachelor of Science degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to provide to us copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2017, our executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, other than (i) Danielson B. Gardner, who was late in filing a Form 3 after becoming an executive officer for the second time, a Form 4 to report a grant of options and restricted stock units and a Form 4 to report the initial vesting of restricted stock units, and (ii) Mark W. Wong, who was late in filing a Form 4 to report the grant of stock options upon his appointment as our Chief Executive Officer. All such reports have since been filed by such individuals.

Code of Business Conduct and Ethics

Our board of directors values effective corporate governance and adherence to high ethical standards. As such, our board has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors, including our senior executive and financial officers. Our Code of Business Conduct and Ethics is available on our corporate website located at www.swseedco.com/investors.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to: S&W Seed Company, 802 North Douty Street, Hanford, CA 93230, Attention: Secretary, or by e-mail to secretary@swseedco.com. Any waivers of the application of, and any amendments to, our code of ethics must be made by our Board of Directors and will be disclosed promptly on our Internet website, www.swseedco.com.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors has implemented many "best practices" in the area of corporate governance, including the establishment of separate committees of our board, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management, among other things.

Committees of the Board of Directors

Our board of directors has five standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, a Finance Committee and an Acquisition and Strategy Committee, each of which meet as needed or advisable. The table below provides membership and meeting information for fiscal 2017 for each of the standing committees of our board of directors. In addition to formal in-person and telephonic meetings, committee members took various actions by written consent during the fiscal year and spent many hours in informal consultation with one another and with management.

			Nominating		Acquisition
			and		and
	Audit	Compensation	Governance	Finance (8)	Strategy (8)

David A. Fischhoff, Ph.D. (1)	X	X	X
Michael M. Fleming (2)	X	X
Mark S. Grewal (3)					X
Mark J. Harvey					X
Alexander B. Matina (4)		Chair		Chair	Chair
Charles B. Seidler (5)	X	X	Chair	X
Grover T. Wickersham (6)	Chair		X
Mark W. Wong (7)		X	X	X	X
Total Meetings Held	4	6	4	3	2

(1) Dr. Fischhoff was appointed to the Audit Committee and the Compensation Committee upon his election to our Board of Directors in December 2016, and was appointed to the Nominating and Governance Committee in June 2017.

(2) Mr. Fleming served as Chair of the Audit Committee and as a member of the Compensation Committee until December 2016.

(3) Mr. Grewal served on the Acquisition and Strategy Committee until his resignation in June 2017.

(4) Mr. Matina was appointed as Chair of the Compensation Committee in June 2017.

(5) Mr. Seidler was appointed to the Compensation Committee in June 2017.

(6) Mr. Wickersham was appointed to the Audit Committee and was designated as its Chairman in December 2016.

(7) Mr. Wong resigned from the Compensation Committee and Nominating and Governance Committee in connection with his appointment as our President and Chief Executive Officer in June 2017.

(8) The Acquisition and Strategy Committee and Finance Committee were formalized as standing committees of the board in December 2016. Accordingly, the number of reported meetings of these respective committees is limited to the time period after December 2016.

Audit Committee

As of September 10, 2017, the members of the Audit Committee are Messrs. Wickersham and Seidler and Dr. Fischhoff. Mr. Wickersham serves as current chairman of the committee.

The Audit Committee of the Board of Directors was established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. We are required to have an Audit Committee in order to maintain our listing on the Nasdaq Capital Market. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the requirements for Audit Committee independence and financial literacy under the current rules and regulations of the SEC and the Nasdaq Stock Market. The Board of Directors has also determined that Mr. Wickersham is an "Audit Committee financial expert" as defined in SEC rules and satisfies the financial sophistication requirements of Nasdaq as a result of his many years serving as a chief executive and audit committee chair.

This designation does not impose on Mr. Wickersham any duties, obligations or liabilities that are greater than is generally imposed on him as a member of our Audit Committee and our Board of Directors.

The Audit Committee is responsible for, among other things:

  selecting, hiring and terminating our independent auditors;

  evaluating the qualifications, independence and performance of our independent auditors;

  approving the audit and non-audit services to be performed by the independent auditors;

  overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

  with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations;

  reviewing and discussing with management and our independent registered public accounting firm, our annual and quarterly financial statements and annual and quarterly reports on Forms 10-K and 10-Q; and

  providing to the Board of Directors information and materials to make the Board of Directors aware of significant financial and audit-related matters that require the attention of the Board of Directors.

The Audit Committee acts under a written charter adopted and approved by our Board of Directors. A current copy of the charter of our Audit Committee is available on the Investors page on our website located at www.swseedco.com.

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the Company's audited financial statements for the year ended June 30, 2017. The information contained in this report shall not be deemed "soliciting material" or otherwise considered "filed" with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee has reviewed and discussed the audited financial statements for fiscal 2017 with our management. The Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, as amended, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board ("PCAOB").

The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants' communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm's independence. Based on the foregoing, the Audit Committee has recommended to our Board that the audited financial statements be included in this Annual Report on Form 10-K.

Grover T. Wickersham (Chair)
David A. Fischhoff, Ph.D.
Charles B. Seidler

Compensation Committee

As of September 10, 2017, the members of the Compensation Committee are Messrs. Matina and Seidler and Dr. Fischhoff. Mr. Matina serves as chairman of the committee. Our Board of Directors has determined that each member of our Compensation Committee meets the requirements for independence under the current Nasdaq rules, the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act and the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Compensation Committee is responsible for, among other things:

  overseeing our compensation policies, plans and benefit programs and making recommendations to the Board of Directors with respect to improvements or changes to the compensation plans and adoption of other plans;

  reviewing and approving with respect to our executive officers: annual base salaries, annual incentive bonuses, equity compensation, employment agreements, severance arrangements and change of control agreements/provisions, signing bonuses or payments of relocation costs and any other benefits, compensation or arrangements;

  evaluating and approving the corporate and individual goals and objectives relevant to the compensation of our executive officers; and

  administering our equity compensation plans.

The Compensation Committee acts under a written charter adopted and approved by our Board of Directors. A current copy of the charter of our Compensation Committee is available on the Investors page on our website located at www.swseedco.com.

Typically, the Compensation Committee meets approximately four times per year and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chairman of the Board. The Compensation Committee meets regularly in executive session. However, from time to time, other directors and outside advisors or consultants may be invited to participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives.

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. The Compensation Committee has the authority to obtain, at our expense, such advice or assistance from consultants, legal counsel, accounting or other advisors as it deems appropriate to perform its duties. Without limiting the generality of the foregoing, the Compensation Committee may retain or obtain the advice of compensation consulting firms to assist in the performance of its duties and to determine and approve the terms, fees and costs of such engagements. Under its charter, prior to selecting, or receiving advice from, any consultant or advisor, the Compensation Committee is required to consider the independence of such advisor based on any applicable criteria specified by the SEC or Nasdaq, including the independence factors listed in Nasdaq Rule 5605(d)(3). However, the Compensation Committee is not prohibited from obtaining advice from advisors that it determines are not independent. During fiscal 2017, the Compensation Committee did not retain the services of any outside consultants.

The specific determinations of the Compensation Committee with respect to executive compensation for fiscal 2017 are described in greater detail in the Executive Compensation section of this Annual Report on Form 10-K.

Nominating and Governance Committee

As of September 10, 2017, the members of the Nominating and Governance Committee are Messrs. Seidler and Wickersham and Dr. Fischhoff. Mr. Seidler serves as chairman of the committee. Our Board of Directors has determined that each member of our Nominating and Governance Committee meets the requirements for independence under the current rules of the SEC and Nasdaq.

The goal of the Nominating and Governance Committee is to ensure that the members of our Board of Directors have a variety of perspectives and skills derived from high-quality business and professional experience. The Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board of Directors. To this end, the committee seeks nominees with high professional and personal integrity, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically. Although neither we nor our Nominating and Governance Committee has a formal policy about diversity in the nominee selection process, our Nominating and Governance Committee charter states that the committee's goal is to develop a diverse and experienced board. In the context of the existing composition and needs of the board and its committees, the Nominating and Governance Committee considers various factors, including, but not limited to, independence, age, diversity (which, in this context, means race, ethnicity and gender), integrity, skills, financial and other expertise, breadth of experience and knowledge about our business or industry. Although the Nominating and Governance Committee uses these and other criteria to evaluate potential nominees, we have not established any particular minimum criteria for nominees. After its evaluation of potential nominees, the committee submits nominees to the Board of Directors for approval. When appropriate, the Nominating and Governance Committee may in the future retain executive recruitment firms to assist in identifying suitable candidates.

The Nominating and Governance Committee is responsible for, among other things:

  assisting our Board of Directors in identifying prospective director nominees and recommending to our Board of Directors the director nominees for each annual meeting of stockholders;

  evaluating the performance of current members of our Board of Directors;

  ensuring that our Board of Directors is properly constituted to meet its fiduciary obligations to us and our stockholders and that we follow appropriate governance standards;

  developing principles of corporate governance and recommending them to our Board of Directors;

  overseeing compliance by our Board of Directors and its committees with applicable laws and regulations, including those promulgated by the rules of the SEC and Nasdaq; and

  overseeing the evaluation of our Board of Directors and recommending compensation of Board members.

The Nominating and Governance Committee acts under a written charter adopted and approved by our Board of Directors. A current copy of the charter of our Nominating and Governance Committee is available on the Investors page on our website located at www.swseedco.com.

Finance Committee

The Finance Committee provides ad-hoc recommendations and guidance to the full Board on issues related to the financing of the Company. As of September 10, 2017, the Finance Committee was comprised of Messrs. Matina, Seidler and Wong, with Mr. Matina serving as chairman.

Acquisition and Strategy Committee

The Acquisition and Strategy Committee provides ad-hoc recommendations and guidance to the full Board in connection with identifying and pricing potential acquisition candidates and transactions. As of September 10, 2017, the Acquisition and Strategy Committee was comprised of Messrs. Matina, Seidler and Wong, with Mr. Matina serving as chairman.

Board Independence

At all times throughout fiscal 2017, our Board consisted of a majority of independent directors. Of our seven directors, throughout fiscal 2017 only the Chief Executive Officer was an employee. Our Board consults with our counsel to ensure that the Board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the NASDAQ Capital Market, as in effect from time to time.

Our Board has affirmatively determined that four of our directors, namely Dr. Fischhoff and Messrs. Matina, Seidler and, Wickersham, representing a majority of our directors, are "independent directors" as defined under the rules of the SEC and NASDAQ. In reaching its conclusions, the Board of Directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of the directors, including those discussed under the caption "Certain Relationships and Related Transactions" below. Our Board of Directors determined that any relationships that exist or existed in the past between us and each of the independent directors, if any, were immaterial on the basis of the information set forth in the above-referenced sections.

Executive Sessions of Independent Directors

In order to promote open discussion among independent directors, our Board of Directors has a policy of conducting executive sessions of the independent directors. The board holds regular executive sessions of the independent directors at least four times per year in connection with regularly-scheduled Board meetings and holds executive sessions at other times throughout the year as needed or desired. These directors may designate one of their number to preside at each session, although it need not be the same director at each session. Regardless of the fact that these executive sessions are required by NASDAQ, we believe they are important vehicles to encourage open communication. Whether a presiding director is selected for each session or not, one among the directors present is designated to communicate the results of each such meeting to the full board.

Board Meetings and Attendance

The Board met six times in fiscal 2017. Each member of the Board attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board held during the period for which such person has been a director, and (ii) the total number of meetings held by each committee of the Board on which such person served during the periods that such person served.

Board Attendance at Annual Stockholder Meetings

Our directors are strongly encouraged to attend each annual meeting of stockholders, although such attendance is not required. All then current directors and our then director nominee attended the 2016 Annual Meeting.

Board Leadership

The Board does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of our company and our stockholders. Currently, we separate the role of Chairman and Chief Executive Officer. Mr. Harvey serves as the Chairman and Mr. Grewal served as Chief Executive Officer through June 19, 2017, and Mr. Wong assumed that role upon the departure of Mr. Grewal. The Board believes that this separation is presently appropriate as it allows the Chief Executive Officer to focus primarily on leading the day-to-day operations of our company, while the Chairman can focus on leading the Board in its consideration of strategic issues and monitoring corporate governance and other stockholder issues.

Each of the committees of the Board consists entirely of independent directors.

Our Chairman is selected by a majority of the Board of Directors. The Chairman may be replaced at any time by a vote of a majority of the Board of Directors then serving; provided, however, that the Chairman may not be removed as a director of the Company except in accordance with the Nevada Revised Statutes, our bylaws, and other applicable law.

Role of the Board in Risk Oversight

Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our full Board of Directors, our senior management are responsible for the day-to-day management of the material risks we face. In its oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. This involvement of the Board of Directors in setting our business strategy is a key part of its oversight of risk management, its assessment of management's appetite for risk and its determination of what constitutes an appropriate level of risk for us. Additionally, our Board of Directors regularly receives updates from senior management and outside advisors regarding certain risks we face, including various operating risks. Our senior management attends meetings of our Board of Directors, and each committee meets with key management personnel and representatives of outside advisors as necessary. Additionally, senior management makes itself available to address any questions or concerns raised by the board on risk management and any other matters.

Each of our board committees oversees certain aspects of risk management.

Board/Committee	Primary Areas of Risk Oversight

Full Board

Strategic, financial and execution risks and exposures associated with our business strategy, product innovation and sales road map, policy matters, significant litigation and regulatory exposures and other current matters that may present material risk to our financial performance, operations, infrastructure, plans, prospects or reputation, acquisitions and divestitures

Audit Committee

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, investment guidelines and credit and liquidity matters, internal investigations and enterprise risks

Compensation Committee

Risks and exposures associated with leadership assessment, executive compensation policies and practices and is responsible for establishing and maintaining compensation policies and programs designed to create incentives consistent with our business strategy that do not encourage excessive risk-taking

Nominating and Governance Committee	Risks and exposures associated with director and senior management succession planning, director independence, corporate governance and overall Board effectiveness

Additional review or reporting on enterprise risks will be conducted as needed or as requested by the Board of Directors or a committee thereof.

Stockholder Communications with the Board of Directors

Stockholders and interested parties who wish to contact our Board of Directors, our Chairman, any other individual director, or the non-management or independent directors as a group, are welcome to do so in writing, addressed to such person(s) in care of our Corporate Secretary. Email correspondence of this nature should be sent to secretary@swseedco.com, and other written correspondence should be addressed to S&W Seed Company, 802 North Douty Street, Hanford, CA 93230, Attention: Secretary.

Our Board of Directors has adopted a formal process by which stockholders may communicate with the Board or any of its members. These communications will be reviewed by our Corporate Secretary, who will then determine whether the communication is appropriate for presentation to the Board or the relevant director. The purposes of this screening is to avoid the Board having to consider spam, junk mail, mass mailings, customer complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate or irrelevant material. The Corporate Secretary will determine, in her discretion, whether any response is necessary and may forward certain correspondence, such as customer-related inquiries, elsewhere within our company for review and possible response. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to the Nominating and Governance Committee. Comments or questions regarding executive compensation will be referred to the Compensation Committee.

Item 11. Executive Compensation

As a smaller reporting company, we are not required to provide a separately-captioned "Compensation Discussion and Analysis" (a "CD&A") section. However, in order to provide a greater understanding to our stockholders regarding our compensation policies and decisions with respect to our Named Executive Officers, we are including the following narrative disclosure to highlight salient portions of a typical CD&A. This narrative disclosure should be read in conjunction with the Summary Compensation Table and related tables that are presented elsewhere in this Annual Report on Form 10-K.

Compensation Philosophy and Processes

Compensation for our executives and key employees is designed to attract and retain people who share our vision and values and who can consistently perform in such a manner that enables the Company to achieve its strategic goals. The Compensation Committee believes that the total compensation package for each of our executive officers is competitive with the market, thereby allowing us to retain executive talent capable of leveraging the skills of our employees and our unique assets in order to increase stockholder value. Our Named Executive Officers refers to those executive officers identified in the Summary Compensation Table below. Our Named Executive Officers for fiscal year 2017 included the following individuals: Mark S. Grewal, President and Chief Executive Officer through June 19, 2017; Mark W. Wong, President and Chief Executive Officer beginning on June 19, 2017; Matthew K. Szot, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer; and Dennis C. Jury, Executive Vice President of Operations and Chief Operating Officer.

The Company's executive compensation programs are designed to (1) motivate and reward our executive officers, (2) retain our executive officers and encourage their quality service, (3) incentivize our executive officers to appropriately manage risks while improving our financial results, and (4) align executive officers' interests with those of our stockholders. Under these programs, our executive officers are rewarded for the achievement of company objectives and the realization of increased stockholder value.

The program seeks to remain competitive with the market while also aligning the executive compensation program with stockholder interests through the following types of compensation: (i) base salary; (ii) annual cash-based incentive bonuses; and (iii) equity-based incentive awards.

Key Executive Compensation Objectives

The compensation policies developed by the Compensation Committee are based on the philosophy that compensation should reflect both Company-wide performance, financially and operationally, and the individual performance of the executive, including management of personnel under his supervision. The Compensation Committee's objectives when setting compensation for our executive officers include:

  Setting compensation levels that are sufficiently competitive such that they will motivate and reward the highest quality individuals to contribute to our goals, objectives and overall financial success. This is done in part through reviewing and comparing the compensation of other companies in our peer group.

  Retaining executives and encouraging their continued quality service, thereby encouraging and maintaining continuity of the management team. Our competitive base salaries combined with cash and equity incentive bonuses, retirement plan benefits and the vesting requirements of our equity-based incentive awards, encourage high-performing executives to remain with the Company.

  Incentivizing executives to appropriately manage risks while attempting to improve our financial results, performance and condition.

  Aligning executive and stockholder interests. The Compensation Committee believes the use of equity compensation as a key component of executive compensation is a valuable tool for aligning the interests of our executive officers with those of our stockholders.

Our compensation program is designed to reward superior performance of both the Company and each individual executive and seeks to encourage actions that drive our business strategy. In fiscal 2016, we instituted a process by which the Compensation Committee or a member thereof, meets with each of our executives quarterly to review performance, goals and expectations so that our annual compensation decisions, when made, will be more transparent. We found this regular line of communication to be helpful, both for our executives and for the Compensation Committee, and as such, the process continued in fiscal 2017.

Oversight of Executive Compensation

The Role of the Compensation Committee in Setting Compensation. Our Compensation Committee determines and recommends to our Board of Directors the compensation of our executive officers. The Compensation Committee also administers the 2009 Plan (defined below). The Compensation Committee reviews base salary levels for executive officers of our company and recommends raises and bonuses based upon the company's achievements, individual performance and competitive and market conditions. The Compensation Committee may delegate certain of its responsibilities, as it deems appropriate, to compensation subcommittees or to our officers, but it has not elected to do so to date.

The Role of Executives in Setting Compensation. While the Compensation Committee does not delegate any of its functions to others in setting the compensation of senior management, it includes members of senior management in the Compensation Committee's executive compensation process. We have asked each of our senior executives to annually provide us with input with regard to their goals for the coming year. These proposals include suggested company-wide and individual performance goals. The individual goals include not only the goals of such executive but also goals of the employees for whom the executive is responsible. The Compensation Committee reviews these proposals with the executives and provides the Committee's perspective on those aspects that the Committee may feel should be modified. Quarterly meetings with the executives will permit an ongoing dialog to further our goal of enhancing communication and managing expectations regarding compensation matters.

The Role of Consultants in Setting Compensation. In fiscal 2017, the Compensation Committee did not retain compensation consultants to assist it in its review of executive compensation although it is empowered by its charter to do so. As the Compensation Committee deems necessary or helpful, it may retain the services of compensation consultants in connection with the establishment and development of our compensation philosophy and programs in the future.

Compensation Risk Assessment

As part of its risk assessment process, the Compensation Committee reviewed material elements of executive and non-executive employee compensation. The Compensation Committee concluded that these policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company.

The structure of our compensation program for our executive officers does not incentivize unnecessary or excessive risk taking. The base salary component of compensation does not encourage risk taking because it is a fixed amount. The incentive plan awards have risk-limiting characteristics:

  Annual incentive awards to each of our executive officers are limited to the fixed maximum specified in the incentive plan;

  Annual incentive awards are based on a review of a variety of performance factors, thus diversifying the risk associated with any single aspect of performance;

  The Compensation Committee, which is composed of independent members of our Board of Directors, approves final incentive plan cash and stock awards in its discretion after reviewing executive and corporate performance; and

  The significant portion of long-term value is delivered in shares of the Company with a multi-year vesting schedule, which aligns the interests of our executive officers to the long-term interests of our stockholders.

Elements of Compensation

The material elements of the compensation program for our Named Executive Officers include: (i) base salary; (ii) cash-based incentive bonuses; and (iii) equity-based incentive awards.

Base Salaries. We provide our Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year and sustained performance. The purpose of the base salary is to reflect job responsibilities, value to us and competitiveness of the market. Salaries for our Named Executive Officers are determined by the Compensation Committee based on the following factors: nature and responsibility of the position and, to the extent available, salary norms for comparable positions; the expertise of the individual executive; and the competitiveness of the market for the executive's services.

Performance Cash-Based Incentive Bonuses. Our practice is to award cash-based incentive bonuses, based in part on the achievement of performance objectives or significant accomplishments as established by the Compensation Committee from time-to-time in its discretion. These performance objectives and significant accomplishments are, in part, developed in partnership with the executive and are discussed on an ongoing basis throughout the year.

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is responsible for approving equity grants. As of the end of fiscal 2017, our Named Executive Officers have been granted both stock option awards and restricted stock units. Vesting of the stock option and restricted stock unit awards is tied to continuous service with us and serves as an additional retention measure and long-term incentive.

Key Compensation Decisions and Developments for Fiscal Year 2017

For fiscal 2017, each of our Named Executive Officers was entitled to receive an annual discretionary incentive bonus of up to 100% of his base salary, payable 65% in cash and 35% in equity. Following the completion of the 2017 fiscal year, each of these executive officers evaluated himself against his specific goals and presented his assessment to the Compensation Committee. The Compensation Committee followed with its own review of these self-assessments, in addition to its review of the fiscal 2017 corporate goals and objectives for these executive officers and their performance in light of these goals and objectives. Based on its review, in September 2017 the Compensation Committee determined the fiscal 2017 cash and equity incentive awards for our Named Executive Officers, as follows:

Matthew K. Szot	75% of base salary
Dennis C. Jury	30% of base salary

Mark W. Wong, our Chief Executive Officer and President, was appointed on June 19, 2017, 12 days before the fiscal year end. Accordingly, Mr. Wong was only compensated as an executive officer for the last 12 days of fiscal 2017 and was not eligible to receive an annual incentive bonus for fiscal 2017. Mark S. Grewal, our former Chief Executive Officer and President, served until June 19, 2017. Accordingly, Mr. Grewal was not eligible to receive an annual incentive bonus for fiscal 2017.

  Base Pay. Pursuant to their respective employment agreements entered into in March 2016, the current base salaries for our Named Executive Officers eligible to receive an annual incentive bonus is as follows:
Matthew K. Szot	$285,000
Dennis C. Jury	$178,636

The above base salaries were fixed in 2015 and have remained in place since that time. Mr. Jury's base salary has been converted from Australian dollars to U.S. dollars based on an exchange rate of .7537, which was the average exchange rate during fiscal 2017.

  Cash-Based Incentive Compensation. 65% of each such executive's bonus was payable in cash. The following cash incentive bonuses were determined in September 2017 for performance during fiscal 2017:
Matthew K. Szot	$138,938
Dennis C. Jury	$34,835

Mr. Jury's cash bonus has been converted from Australian dollars to U.S. dollars based on an exchange rate of .7537, which was the exchange rate at the time the bonuses were awarded. In connection with Mr. Grewal's June 2017 departure, Mr. Grewal received a cash payment of $175,000 in lieu of a cash bonus for fiscal year 2017.

  Equity-Based Incentive Compensation. The remaining 35% of each such executive's total bonus was payable in equity and divided equally into a restricted stock unit award and a stock option grant. Based on the final assessments of the Compensation Committee, in September 2017, these executive officers were granted the following equity incentive awards out of our Amended and Restated 2009 Equity Incentive Plan:

Named Executive Officer	Stock Options	Restricted Stock Units ("RSUs")	Dollar Value of Options and RSUs
Matthew K. Szot	29,687	12,066	$74,812
Dennis C. Jury	15,625	6,351	$18,756

All of the options and restricted stock units awarded as incentive bonus compensation vest quarterly over three years, commencing on October 1, 2017.

Executive Officer Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation earned during fiscal 2017 by (i) the two individuals who served as Chief Executive Officer during fiscal 2017, and (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the end of fiscal 2017. These individuals are referred to herein as our "Named Executive Officers."

Summary Compensation Table

					Stock	Option	All Other
		Salary		Bonus	Awards	Awards	Compensation		Total
	Year	($)		($)	($)(3)	($)(3)	($)		($)

Mark W. Wong (1)	2017	$5,385		$-	$-	$235,806	$102,434	(2)	$343,624
President and	2016	-		-	-	-	75,441	(2)	75,441
Chief Executive Officer

Mark S. Grewal (4)	2017	345,983		136,500	36,751	37,734	10,841	(5)	567,809
Former President and	2016	347,654		-	119,000	141,796	21,594	(5)	630,044
Chief Executive Officer

Matthew K. Szot	2017	285,000		148,200	39,901	40,968	14,600	(6)	528,669
Executive Vice President of Finance and	2016	282,997		-	119,000	101,283	15,400	(6)	518,680
Administration and Chief Financial Officer

Dennis C. Jury (7)	2017	169,230	(8)	58,057	15,552	15,969	29,859	(9)	288,667
Executive Vice President of Operations and	2016	163,588	(8)	-	39,665	-	30,391	(9)	233,644
Chief Operating Officer

_______

(1) Mr. Wong was appointed President and Chief Executive Officer upon the resignation of Mr. Grewal on June 19, 2017.
(2) Prior to Mr. Wong's appointment as President and Chief Executive Officer, Mr. Wong received compensation as an independent director in the amount of $102,434 for the year ended June 30, 2017. Refer to the director summary compensation table for the break-down of these director compensation fees.
(3) The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date and, in the case of the restricted stock awards, assuming 100% probability of achievement of conditions for full vesting as of the grant date. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards, refer to Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
(4) Mr. Grewal resigned as President, Chief Executive Officer and a director on June 19, 2017.
(5) Includes (a) $10,801 and $10,400 in 401(k) matching employer contributions for fiscal 2017 and 2016, respectively; (b) $0 and $10,500 vehicle allowance in 2017 and 2016; and (c) $9,400 and $6,000 in 2017 and 2016, respectively, representing the personal use benefit related to a country club membership, used primarily for business purposes.
(6) Includes (a) $10,600 and $10,400 in 401(k) matching employer contributions for fiscal 2017 and 2016; and (b) $4,000 and $5,000 in SGI board fees in 2017 and 2016.
(7) Mr. Jury is paid in Australian dollars, while the dollar amounts in the table are in U.S. dollars, using the average exchange rate over the applicable fiscal year. The exchange rate applied was 0.7537 in fiscal 2017 and 0.7286 in fiscal 2016.
(8) Mr. Jury's salary in Australian dollars was $237,012 in fiscal 2017 and $237,012 in fiscal 2016.
(9) Includes for fiscal 2017: (a) $16,453 (AUD $21,830) for the company's superannuation guarantee contribution; and (b) $4,000 for SGI board fees. Includes for fiscal 2016: (a) $16,299 (AUD $22,370) for the company's superannuation guarantee contribution; and (b) $5,000 for SGI board fees.

Outstanding Equity Awards at Fiscal Year End 2017

The following table sets forth information regarding each unexercised option award held by our Named Executive Officers as of June 30, 2017.

						Stock Awards
						Number		Market
						of Shares		Value of
						or Units		Shares or
	Option Awards					of Stock		Units of
	Number of Securities			Option		that have		Stock that
	Underlying Unexercised			Exercise	Option	not		have not
	Options (#)			Price	Expiration	Vested		Vested
	Exercisable	Unexercisable		($)	Date	(#)		($)

Mark W. Wong(1)	7,000	-		$3.61	12/9/2024
	10,000	-		4.25	12/11/2025
	-	6,632	(2)	4.75	12/20/2026
	4,166	145,834	(3)	3.85	6/19/2027
						6,632	(2)	$27,523

Mark S. Grewal	25,000	-	(4)	7.20	12/8/2017
	10,000	-	(4)	6.14	12/10/2018
	7,000	-	(4)	6.23	1/31/2019
	49,000	-	(4)	3.95	12/11/2024
	70,000	-	(4)	4.76	7/15/2025
	18,284	-	(4)	4.86	10/5/2026

Matthew K. Szot	25,000	-		7.20	12/8/2017
	10,000	-		6.14	12/10/2018
	5,000	-		6.23	1/31/2019
	33,750	11,250	(5)	3.95	12/11/2024
	29,162	20,838	(6)	4.76	7/15/2025
	3,308	16,543	(7)	4.86	10/5/2026
						9,448	(8)	39,209
						9,664	(9)	40,106
						6,843	(10)	28,398

Dennis C. Jury	21,000	-		6.14	12/10/2018
	5,000	-		6.23	1/31/2019
	11,662	8,756	(5)	3.95	12/11/2024
	1,288	6,450	(7)	4.86	10/5/2026
						3,225	(9)	13,384
						2,668	(10)	11,072

__________
(1) Mr. Wong has received three option grants and one restricted stock units ("RSUs") award. Other than the 150,000 options appearing in the fourth row of this table, the equity grants were made to Mr. Wong as a member of the board of directors and not as an executive officer.
(2) The options and RSUs will vest on December 20, 2017.
(3) The options vest in 36 monthly installments at the end of each month, commencing on June 30, 2017 and continuing through and including May 31, 2020.
(4) Upon Mr. Grewal's departure as President, Chief Executive Officer and a director on June 19, 2017, all of his outstanding options and restricted stock units vested pursuant to the accelerated vesting provisions of the equity awards and his employment agreement. The vested RSU shares were not issued until July 27, 2017 upon full execution of the Resignation and Separation Agreement by the parties.
(5) The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on April 1, 2015 and will continue through January 1, 2018.
(6) The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2015 and will continue through July 1, 2018.
(7) The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on January 1, 2017 and will continue through October 1, 2019.
(8) RSUs, which were awarded on March 16, 2013, vest quarterly with the passage of time beginning on July 1, 2013 and continuing through October 1, 2017. The market value of the RSUs is based on a closing price of $4.15, which was the closing price on June 30, 2017, the last trading day of fiscal 2017.
(9) RSUs, which were awarded on July 15, 2015, vest quarterly with the passage of time beginning on October 1, 2015 as to 15% of the total award. Thereafter, vesting continues quarterly for 11 successive quarters through July 1, 2018. The market value of the RSUs is based on a closing price of $4.15, which was the closing price on June 30, 2017, the last trading day of fiscal 2017.
(10) RSUs, which were awarded on October 5, 2016, vest quarterly with the passage of time beginning on January 1, 2027 and continuing through October 1, 2019. The market value of the RSUs is based on a closing price of $4.15, which was the closing price on June 30, 2017, the last trading day of fiscal 2017.

Amended and Restated 2009 Equity Incentive Plan

The S&W Seed Company Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based compensation to employees, officers, directors and consultants. A total of 2,450,000 shares of common stock have been issued or are currently reserved for issuance under the 2009 Plan, which was last amended to increase the available share pool at our 2015 Annual Meeting.

Equity Compensation Plan Information

The following table summarizes the information about the options and other equity compensation under our 2009 Plan as of the close of business on June 30, 2017. We have no equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Stockholders	1,111,499 (1)	$5.12 (2)	561,278

________
(1) Represents awards granted under the 2009 Plan. Consists of 990,528 options and 120,971 RSUs.
(2) Represents the weighted average exercise price of outstanding options.

Employment Agreements with Named Executive Officers and Potential Payments upon Termination of Change of Control

Grewal Employment Agreement

In March 2016, we entered into a three-year employment agreement with Mark S. Grewal (the "Grewal Employment Agreement"), effective January 1, 2016 and expiring on December 31, 2018, which is no longer effective in lieu of Mr. Grewal's June 19, 2017 resignation. The principal terms of the Grewal Employment Agreement were as follows:

  Mr. Grewal will continue to serve as our President and Chief Executive Officer.
  Mr. Grewal's annual Base Salary is initially fixed at $350,000 per year, which is the salary we have paid him as of January 1, 2015. The Base Salary is subject to periodic review by the Compensation Committee, but may not be reduced other than pursuant to a reduction that is also applied similarly to all other executive officers or to give effect to executive compensation policies and guidelines of the Compensation Committee, as publicized in Securities and Exchange Commission filings.
  Bonus compensation will be payable in the discretion of the Compensation Committee upon consideration of personal and company financial goals mutually agreed upon by the Compensation Committee and Mr. Grewal. Initially, an annual incentive bonus of up to 100% of the Base Salary may be paid, which is payable 65% in cash and 35% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

  Mr. Grewal will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and will be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.
  Mr. Grewal will be entitled to various executive benefits and perquisites, including, without limitation, all generally provided company employee benefits, plus the use of a company-provided automobile, reimbursement of certain country club expenses and life insurance purchased for his beneficiaries by us.
  In the event Mr. Grewal's employment is terminated without cause (as defined in the Grewal Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current Base Salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.
  In the event of a change of control, and provided that Mr. Grewal is not offered a comparable position (as defined in the Grewal Employment Agreement) by the surviving company, he will be entitled to a severance payment equal to (a) his annual Base Salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year's targeted incentive bonus compensation, multiplied by a factor of two; provided, however, that the multiplier will be increased to a factor of three in the event the price of our Common Stock payable in connection with the change of control transaction is at least $10 per share. In addition, we will pay, or cause to be paid, Mr. Grewal's health insurance premiums for two years from the date of the change of control transaction or, in the event the transaction price is at least $10 per share, for three years.
  Whether due to a termination without cause or a change of control, all equity grants and awards shall vest in full and be non-forfeitable immediately before the date of termination on a termination without cause or the change of control event.

Mr. Grewal resigned as our President, Chief Executive Officer and a director in June 2017. In connection with his resignation, we entered into a Resignation and Consulting Agreement with Mr. Grewal (the "Separation Agreement"). The Separation Agreement reaffirmed and confirmed the benefits we had previously agreed to bestow upon Mr. Grewal in the event of his departure, including, among other provisions, the accelerated vesting of his previously-awarded equity grants, the continued payment of his Base Salary for the 12-month period following his departure, his cash bonus for fiscal 2017 in the amount of $175,000 and the payment of health insurance benefits for the period and to the extent provided in the Grewal Employment Agreement. He also took personal possession of his company-owned vehicle. We and Mr. Grewal further agreed to a two-year consulting arrangement under the terms of which Mr. Grewal will provide up to 20 hours per month of consulting services on an as-requested basis, for which we will pay the annualized rate of $87,500, payable quarterly.

Wong Employment Agreement

On June 19, 2017 in connection with his appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. Wong (the "Wong Employment Agreement"), pursuant to which Mr. Wong is entitled to receive the following compensation:

  annual base salary of $350,000;

  eligibility to receive an annual performance bonus, with an initial target bonus of up to $800,000, payable 70% in equity awards and 30% in cash, of which his cash portion for fiscal year 2018 is guaranteed at a minimum of $240,000; and

  an initial stock option grant under the Company's Amended and Restated 2009 Equity Incentive Plan, exercisable for up to 150,000 shares of the Company's common stock at an exercise price per share equal to the fair market value on the date of grant, all of which shares will be subject to monthly vesting over a three-year period.

In addition, Mr. Wong is entitled to reimbursement of certain business and travel expenses, including up to $5,000 per month for expenses related to commuting from Colorado to our offices in Sacramento, California. The Wong Employment Agreement also provides that, in the event Mr. Wong's employment is terminated without cause, or he resigns for good reason (each as defined in the Wong Employment Agreement) he will be entitled to:

  the vesting of all of his outstanding equity awards will immediately accelerate in full as of the date of such termination or resignation, and the exercise period for each stock option held as of the date of termination will be extended to the remainder of the full term of the option, and

  (i) a cash severance payment equal to twelve months of his base salary in effect at the time of his termination, plus the full amount of the possible bonus compensation to which he would have been entitled for the current year (the "Cash Severance Payment"), and (ii) payment of health insurance premiums for twelve months, all subject to the Company's timely receipt of an effective release and waiver of claims from Mr. Wong.

In addition, in the event of a change of control, or in the event we sell all or substantially all of our assets, and Mr. Wong is not offered a comparable position with the successor-in-interest resulting from such transaction, he will be entitled to receive (x) an amount equal to the Cash Severance Payment multiplied by two (provided that the multiplier shall be increased to three in the event the price of our common stock payable in connection with such transaction is at least $10 per share); and (y) payment of health insurance premiums for two years from the date of such transaction (or three years in the event the price of our common stock payable in connection with such transaction is at least $10 per share). Further, provided that Mr. Wong is employed by us immediately prior to any such change in control transaction, the vesting of all of his outstanding equity will accelerate in full as of immediately prior to the effective time of such transaction, and the exercise period for each stock option held as of the date of such transaction will be extended to the remainder of the full term of the option.

Szot Employment Agreement

In March 2016, we entered into a new three-year employment agreement with Mr. Szot, effective January 1, 2016 and expiring on December 31, 2018. The principal terms of Mr. Szot's employment agreement are as follows:

  Mr. Szot will continue to serve as our Executive Vice President of Finance and Administration and Chief Financial Officer.

  Mr. Szot's annual Base Salary is initially fixed at $285,000, which is the salary we have paid him as of January 1, 2015. The Base Salary is subject to periodic review (not less frequently than annually).

  Bonus compensation shall be payable in the discretion of the Compensation Committee upon consideration of personal and Company financial goals mutually agreed upon by the Compensation Committee and Mr. Szot. Initially, an annual incentive bonus of up to 100% of the Base Salary may be paid, which is payable 65% in cash and 35% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

  Mr. Szot will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and shall be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.

  Mr. Szot will be entitled to various executive benefits and perquisites, including, without limitation, all generally provided company employee benefits, plus life insurance purchased for his beneficiaries by us.

  In the event Mr. Szot's employment is terminated without cause (as defined in the Szot Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current Base Salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.

  In the event of a change of control, and provided that Mr. Szot is not offered a comparable position (as defined in the Szot Employment Agreement) by the surviving company, he will be entitled to a severance payment equal to (a) his annual Base Salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year's targeted incentive bonus compensation, multiplied by a factor of 1.5; provided, however, that the multiplier shall be increased to a factor of two in the event the price of our Common Stock payable in connection with the change of control transaction is at least $10 per share. In addition, we will pay, or cause to be paid, Mr. Szot's health insurance premiums for one and a half years from the date of the change of control transaction or, in the event the transaction price is at least $10 per share, for two years.

  Whether due to a termination without cause or a change of control, all equity grants and awards shall vest in full and be non-forfeitable immediately before the date of termination on a termination without cause or the change of control event.

Jury Employment Agreement

In March 2016, we entered into a new three-year employment agreement with Mr. Jury (the "Jury Employment Agreement"), effective January 1, 2016 and expiring on December 31, 2018, which complements and is intended to supplement his separate employment agreement entered into with our Australian subsidiary, Seed Genetics International Pty Ltd. ("SGI"). Certain matters pertaining to Mr. Jury's employment are governed by Australian law and therefore, in certain respects, his employment agreement differs from those entered into with other officers. However, in key respects, including the determination of bonus compensation and payments upon a change of control, the terms of the Jury Employment Agreement parallel the similar terms provided in the Szot Employment Agreement.

The Jury Employment Agreement includes the following key terms:

  Mr. Jury will continue to serve as our Executive Vice President of Operations and Chief Operating Officer.

  Mr. Jury's compensation will continue to be governed primarily pursuant to the terms and conditions of the SGI Contract of Employment, with oversight provided by the Compensation Committee.

  Bonus compensation shall be payable in the discretion of the Compensation Committee upon consideration of personal and company financial goals mutually agreed upon by the Compensation Committee and Mr. Jury. Initially, an annual incentive bonus of up to 100% of the Base Salary may be paid, which is payable 65% in cash and 35% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

  Mr. Jury will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and shall be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.

  Mr. Jury's executive benefits and perquisites will continue to be governed primarily pursuant to the SGI Contract of Employment or as otherwise made available to employees of SGI generally. In addition, we will purchase for his beneficiaries a term life insurance policy.

  In the event Mr. Jury's employment is terminated without cause (as defined in the Jury Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current Base Salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.

  In the event of a change of control, and provided that Mr. Jury is not offered a comparable position (as defined in the Jury Employment Agreement) by the surviving company, he will be entitled to a severance payment equal to (a) his annual Base Salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year's targeted incentive bonus compensation, multiplied by a factor of 1.5; provided, however, that the multiplier shall be increased to a factor of two in the event the price of our Common Stock payable in connection with the change of control transaction is at least $10 per share. In addition, we will pay, or cause to be paid, Mr. Jury's health insurance premiums for one and a half years from the date of the change of control transaction or, in the event the transaction price is at least $10 per share, for two years.

  Whether due to a termination without cause or a change of control, all equity grants and awards shall vest in full and be non-forfeitable immediately before the date of termination on a termination without cause or the change of control event.

The principal terms of Mr. Jury's employment agreement with SGI include:

  Mr. Jury will continue to serve as General Manager of SGI.

  Mr. Jury's compensation includes a (i) base salary of AUD $237,012; and (ii) 9.5% company contribution to his superannuation (retirement) fund.

Each of the above employment agreements defines "change-of-control" as the sale of all or substantially all of the assets of the Company or the acquisition of the Company by another entity by means of consolidation or merger after which the then S&W stockholders before the transaction hold less than 50% of the voting power of the surviving corporation; provided, however, that a reincorporation of the Company will not be deemed a Change of Control.

Director Compensation

Overview

Our director compensation programs are designed to provide an appropriate incentive to attract and retain qualified non-employee board members. The Nominating and Governance Committee is responsible for reviewing the equity and cash compensation for directors on an annual basis and making recommendations to the Board, in the event it determines changes are needed.

Director Summary Compensation Table

The following table summarizes the fiscal 2017 compensation earned by each person who served on the Board at any time during fiscal 2017, other than Mr. Grewal, whose compensation is described under "Executive Compensation" beginning on page 116.

	Fees Paid in Cash		Stock Awards	Option Awards	Total
	($)		($)(1)	($)(1)	($)

Glen D. Bornt	$18,750		$22,501	$9,773	$51,024
David A. Fischhoff(2)	22,876		25,873	11,238	59,987
Michael M. Fleming(3)	6,250		-	-	6,250
Mark J. Harvey	178,750	(4)	-	-	178,750
Alexander C. Matina	38,750		30,001	13,030	81,781
Charles B. Seidler	33,500		27,750	12,052	73,302
Grover T. Wickersham	68,875		27,374	11,889	108,138
Mark W. Wong	57,250	(5)	31,502	13,682	102,434

____________
(1) The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the directors as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. These amounts do not correspond to the actual value that may be realized by the directors upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards, refer to Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K.
(2) Dr. Fischhoff was elected to the Board in December 2016.
(3) Mr. Fleming did not stand for reelection at our Annual Meeting of Stockholders held in December 2016.
(4) This amount includes an annual stipend of $175,000 paid to Mr. Harvey for his role as Non-Executive Chairman of the Board, in addition to the per meeting fees for serving as a Member of SGI's Board.
(5) Mr. Wong was paid an additional $5,000 per quarter to consult with the Chairman, the full board or any committee thereof. This arrangement ceased with Mr. Wong's appointment as our Chief Executive Officer and President in June 2017.

Annual Retainer and Per Meeting Fees for Non-Employee Directors

Directors who are also our employees do not receive any additional compensation for their service on the board. Other than our Chairman and Vice Chairman of the Board, non-employee directors receive an annual cash retainer of $30,000. In fiscal 2017, the Chairman of the Board and the Vice Chairman of the Board were paid an annual cash retainer of $175,000 and $75,000, respectively, payable monthly. Michael M. Fleming, the Chairman of the Audit Committee (until December 2016) and the Compensation Committee (through December 2015), as well as serving as lead independent director (until December 2016), was paid an additional $20,000 cash retainer in fiscal 2017 for his service in those capacities.

In addition to annual cash retainers, non-employee directors also receive:

  an annual restricted stock unit award for a number of shares equal to $22,500 divided by the price per share of our common stock on the date of grant; and

  an annual option grant to purchase a number of shares equal to $22,500 divided by the price per share of our common stock on the date of grant.

These annual equity awards are granted following our annual stockholders meeting each year, and vest on the one-year anniversary of the date of grant.

For service on the various committees of our Board, our non-employee directors receive:

  an annual retainer of $25,000, $20,000, $15,000, $15,000 and $25,000 for service as chair of our Audit Committee, Compensation Committee, Nominating and Governance Committee, Finance Committee and Acquisition and Strategy Committee, respectively; and

  an annual retainer of $12,500, $10,000, $7,500, $7,500 and $25,000 for service as a member of our Audit Committee, Compensation Committee, Nominating and Governance Committee, Finance Committee and Acquisition and Strategy Committee, respectively.

These committee retainers are paid 70% in cash and 30% in equity, with the equity portion divided equally into:

  a restricted stock unit award for a number of shares based on the price per share of our common stock on the date of grant; and

  an option grant to purchase a number of shares based on the price per share of our common stock on the date of grant.

These equity awards are granted following our annual stockholders meeting each year, and vest on the one-year anniversary of the date of grant.

We also reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings and for other company-related out-of-pocket expenses they may incur.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information concerning the beneficial ownership of the shares of our common stock as of September 14, 2017, by:

  each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;
  our executive officers named in the Summary Compensation Table and our current directors; and
  all of our executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o S&W Seed Company, 802 North Douty Street, Hanford, CA 93230.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 20,692,089 shares of common stock outstanding on September 14, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 14, 2017 (November 13, 2017). We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

			Number of Shares
			Subject to Options,
			RSUs and Warrants		Total Shares
	Number of Shares		Exercisable		Beneficially Owned
Name of Beneficial Owners	Beneficially Held		by November 9, 2017		Number		Percent

5% Stockholders
MFP Partners, LP (1)	4,507,838		200,000		4,707,838	(2)	21.6%
Wynnefield Capital Management	4,008,023		-		4,008,023		19.4
LLC and Related Entities (3)
RMB Capital Management	1,002,596		169,999		1,172,595	(5)	4.8
LLC and Related Entities (4)

Directors and Executive Officers
Glen D. Bornt	155,000		29,000	(6)	184,000		*
David A. Fischhoff, Ph.D.	-		-		-		-
Mark S. Grewal	-		179,284	(7)	179,284		*
Mark J. Harvey	223,259	(8)	14,772	(9)	238,031		1.1
Alexander C. Matina	-		13,500	(10)	13,500		*
Charles B. Seidler	57,363		36,500	(11)	93,863		*
Grover T. Wickersham	180,211	(12)	40,726	(13)	220,937		1.1
Mark W. Wong	-		20,830	(14)	20,830		*
Matthew K. Szot	60,643		132,701	(15)	193,344		*
Dennis C. Jury	226,851	(16)	909	(17)	227,760

All executive officers, directors	904,054		363,687		1,267,741	(18)	4.4
as a group (11 persons)

_________

(1) Based solely upon a Schedule 13D/A filed with the SEC on August 18, 2017 by MFP Investors LLC. MFP Investors LLC is the general partner of MFP Partners, L.P. ("MFP"). Michael F. Price is the managing partner of MFP and the managing member and controlling person of MFP Investors, LLC. The address for MFP is 667 Madison Avenue, 25th Floor, New York, NY 10065. Alexander C. Matina, a member of our Board of Directors, is Vice President, Investments of MFP.

(2) Includes 200,000 shares issuable upon exercise of warrants. The warrants are exercisable only to the extent that, upon such exercise, MFP will not own shares in excess of 4.99% of the total number of shares outstanding immediately after giving effect to the exercise, unless MFP gives notice that it desires to increase the applicable beneficial ownership limit. The total in this table does not take into account this limitation. Therefore, the actual number of shares of common stock currently beneficially owned by MFP, after giving effect to the blocker, is less than the number reported in the table. The information set forth is based on the information provided by MFP's Schedule 13D/A filed with the SEC on August 18, 2017. Alexander C. Matina, a member of our Board of Directors, is Vice President of Investments for MFP.

(3) Based solely upon a Schedule 13D filed with the SEC on July 19, 2017 by Wynnefield Partners Small Cap Value, L.P. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 1,285,067 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. ("Partners"), 2,053,514 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I ("Partners I"), 540,2075 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (the "Fund") and 129,235 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan. Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I. Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Mr. Obus and Mr. Landes both disclaim any beneficial ownership of the shares of common stock reported in this Form 10-K.

(4) RMB Capital Management, LLC ("RMB") is an investment adviser registered under the Investment Advisers Act of 1940. The shares shown as owned by RMB are directly owned by funds affiliated with Iron Road Capital Partners, LLC ("Iron Road"). RMB is the controlling member of Iron Road. RMB Capital Holdings, LLC is the controlling member of RMB. The address for all of the affiliated entities is 115 South LaSalle Street, Chicago, IL 60603.

(5) Includes 169,999 shares issuable upon exercise of warrants. The warrants are exercisable only to the extent that, upon such exercise, RMB/Iron Road will not own shares in excess of 4.99% of the total number of shares outstanding immediately after giving effect to the exercise, unless RMB/Iron Road gives notice that it desires to increase the applicable beneficial ownership limit. The total in this table does not take into account this limitation. Therefore, the actual number of shares of common stock currently beneficially owned by RMB/Iron Road, after giving effect to the blocker, is less than the number reported in the table.

(6) Includes 29,000 shares issuable upon exercise of options.

(7) Includes 179,284 shares issuable upon exercise of options.

(8) Includes (i) 11,163 shares owned directly by Mr. Harvey; and (ii) 212,096 shares held in a retirement fund directed by Mr. Harvey and as to which he is a beneficiary.

(9) Includes (i) 14,000 shares issuable upon exercise of options and (ii) 772 shares issuable upon settlement of RSUs.

(10) Includes 13,500 shares issuable upon exercise of options.

(11) Includes 36,500 shares issuable upon exercise of options.

(12) Includes (i) 152,266 shares held directly by Mr. Wickersham and (ii) 23,723 shares owed by a corporation of which Mr. Wickersham is the majority stockholder, and an officer and director. Mr. Wickersham disclaims beneficial ownership of the shares held indirectly, except to the extent of his pecuniary interest.

(13) Includes 36,500 shares issuable upon exercise of options and (ii) 4,226 shares issuable upon settlement of RSUs.

(14) Includes 20,830 shares issuable upon exercise of options.

(15) Includes (i) 125,360 shares issuable upon exercise of options and (ii) 7,341 shares issuable upon settlement of RSUs.

(16) Includes 1,013 shares owned directly by Mr. Jury; and (ii) 225,838 shares owned by a retirement fund directed by Mr. Jury and as to which he is a beneficiary.

(17) Includes 909 shares issuable upon settlement of RSUs.

(18) Consists of shares beneficially owned by our executive officers and directors and includes, in addition to the options, warrants and RSU shares in the table for our Named Executive Officers and directors, an additional 71,875 shares issuable upon exercise of vested options and 2,096 shares issuable upon settlement of RSUs that will vest by November 9, 2017 that are held by one executive officer who is not individually named in the table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Audit Committee is responsible for reviewing and approving, in advance, all related party transactions. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in the Audit Committee charter. A copy of the Audit Committee charter is available on our website at http://www.swseedco.com in the Investors section under "Corporate Governance." Each year, the Audit Committee, assisted by our legal counsel, works with our directors, executive officers and certain stockholders to identify any transactions with us in which the executive officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual's private interest interferes, or appears to interfere, with our interests.

Additionally, our Code of Conduct and Ethics establishes the corporate standards of behavior for all our employees, officers, and directors and sets our expectations of contractors and agents. The Code of Conduct and Ethics is available on our website at http://www.swseedco.com in the Investors section under "Corporate Governance." Our Code of Conduct and Ethics requires any person who becomes aware of any departure from the standards in our Code of Conduct and Ethics to report his or her knowledge promptly to a supervisor or to the Chairman of the Audit Committee.

Related Person Transactions

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is also IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $8,462,663 to IVM during the year ended June 30, 2017. Amounts due to IVM totaled $326,941 and $396,027 at June 30, 2017 and June 30, 2016, respectively. The Company paid $94,744 to Kongal during the year ended June 30, 2017. Amounts due to Kongal totaled $4,753 at June 30, 2017.

Indemnification

Our bylaws provide for indemnification of our directors and executive officers, and directors of our wholly-owned subsidiaries, so that they will be free from undue concern about personal liability in connection with their service to us. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the director or executive officer, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director or executive officer, and otherwise to the fullest extent permitted under Nevada law and our bylaws.

Item 14. Principal Accountant Fees and Services

Annual Evaluation and Selection of Independent Auditor

To help assure continuing auditor independence, our Audit Committee annually reviews Crowe Horwath LLP's independence and performance in connection with the Committee's determination of whether to retain Crowe Horwath LLP or engage another firm as our independent auditor. In the course of these reviews, our Audit Committee considers, among other things:

  Crowe Horwath LLP's recent performance on our company audits;
  Crowe Horwath LLP's institutional knowledge and expertise regarding our company's global business, accounting policies and practices and internal control over financial reporting enhances audit quality;
  the professional qualifications of Crowe Horwath LLP, the lead audit partner and other key engagement partners;
  Crowe Horwath LLP's disclosures related to audit quality and performance, including recent PCAOB inspections;
  the appropriateness of Crowe Horwath LLP's audit fees; and
  the quality and candor of Crowe Horwath LLP's communications with the Audit Committee and management.

Principal Accountant Fees and Services

Our Audit Committee is responsible for audit firm compensation. The aggregate fees billed by Crowe Horwath LLP for the years ended June 30, 2017 and 2016 for the professional services described below are as follows:

	Fiscal Years Ended
	June 30, 2017	June 30, 2016

Audit fees (1)	$227,345	$271,580
Audit-related fees (2)	6,010	-
Tax fees	-	-
All other fees	-	-
Total fees	$233,355	$271,580

_________

(1) Audit fees relate to professional services rendered in connection with the audit of our annual financial statements included in our Annual Reports on Form 10-K, quarterly review of financial statements included in our Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2) Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of our financial statements.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by Crowe Horwath LLP would not affect their independence.

Rotation of Lead Audit Partner

The Audit Committee requires the lead audit partner to be rotated at least every five years. The process for selection of our company's lead audit partner pursuant to this rotation is expected to involve discussions with Crowe Horwath to consider issues related to the timing of such rotation and the transition to new lead and reviewing partners and a meeting between the Chair of our Audit Committee and the candidate for the role as well as discussion by the full Audit Committee and management.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

We maintain an auditor independence policy that bans our auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the Audit Committee approve the audit and non-audit services and related budget in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that we may not enter into auditor engagements for non-audit services without the express approval of the Audit Committee. In accordance with this policy, the Audit Committee pre-approved all services to be performed by our independent registered public accounting firm.

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

Date: September 20, 2017

S&W SEED COMPANY

By: /s/ Mark W. Wong
Mark W. Wong
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark W. Wong and Matthew K. Szot, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Wong Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2017
/s/ Matthew K. Szot Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2017
/s/ Mark J. Harvey Mark J. Harvey	Chairman of the Board	September 20, 2017
/s/ Glen D. Bornt Glen D. Bornt	Director	September 20, 2017
/s/ David A. Fischhoff David A. Fischhoff	Director	September 20, 2017
/s/ Alexander C. Matina Alexander C. Matina	Director	September 20, 2017
/s/ Charles B. Seidler Charles B. Seidler	Director	September 20, 2017
/s/ Grover T. Wickersham Grover T. Wickersham	Director	September 20, 2017

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	000-34719	2.1	10/2/12
2.2	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014	8-K	000-34719	2.1	12/29/14
2.3	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	2.1	1/7/15
2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	2.6	9/28/15
2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	2.7	9/28/15
2.6	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	000-34719	2.1	5/31/16
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	000-34719	3.2	9/28/15
4.1	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17
4.2	Form of Common Stock Purchase Warrant	8-K	000-34719	10.3	12/31/14
10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	000-34719	10.1	10/2/12
10.2	Supply Agreement between IVS and Imperial Valley Milling Co. ("IV Milling"), dated October 1, 2012 (assigned to the Registrant)	10-Q	000-34719	10.2	2/13/13
10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	000-34719	10.3	10/2/12
10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	000-34719	10.45	9/24/14
10.5	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013(2)	10-K	000-34719	10.28	9/30/13
10.6	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014)(1)(2)	8-K	000-34719	10.2	1/7/15

10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.7	9/28/15
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.2	8/17/15
10.9	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.1	1/7/15
10.10	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.10	9/28/15
10.11	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.1	8/17/15
10.12	Research Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.3	1/7/15
10.13	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.4	1/7/15
10.14	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.5	1/7/15
10.15	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014(1)(2)	8-K	000-34719	10.6	1/7/15
10.16	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014(1)	8-K	000-34719	10.7	1/7/15
10.17	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.8	1/7/15
10.18	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	000-34719	10.9	1/7/15
10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	000-34719	10.10	1/7/15
10.20	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.11	1/17/15
10.21	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.12	1/7/15
10.22	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.13	1/7/15

10.23	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.14	1/7/15
10.24	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014(2)	8-K	000-34719	10.15	1/7/15
10.25	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	10.25	9/28/15
10.26	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.16	1/7/15
10.27	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.17	1/7/15
10.28	Warrant Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.18	1/7/15
10.29	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	000-34719	10.1	7/24/14
10.30	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award*	10-K	000-34719	10.34	9/28/15
10.31	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016*	8-K	000-34719	10.1	3/23/16
10.32	Employment Agreement between the Registrant and Matthew K. Szot, dated March 18, 2016*	8-K	000-34719	10.2	3/23/16
10.33	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016*	8-K	000-34719	10.3	3/23/16
10.34	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013*	8-K	000-34719	10.1	4/5/13
10.35	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017*					X
10.36	Employment Agreement between the Registrant and Danielson B. Gardner, dated August 15, 2016*					X
10.37	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015CTR	10-K	000-34719	10.39	9/28/15
10.38	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015	8-K	000-34719	10.1	9/23/15

10.39	First Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated June 29, 2016					X
10.40	Second Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated October 4, 2016					X
10.41	Third Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 13, 2017					X
10.42	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	000-34719	10.2	9/23/15
10.43	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.4	9/23/15
10.44	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.3	9/23/15
10.45	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.6	9/23/15
10.46	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.5	9/23/15
10.47	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14
10.48	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	000-34719	10.2	11/24/15
10.49	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	000-34719	4.1	12/31/14
10.50	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	000-34719	10.1	11/24/15
10.51	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.43	9/28/15
10.52	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.44	9/28/15
10.53	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	000-34719	10.45	9/28/15
10.54	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	000-34719	10.46	9/28/15
10.55	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	000-34719	10.1	5/12/16

10.56	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14
10.57	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.5	12/31/14
10.58	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.6	12/31/14
10.59	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	000-34719	10.7	12/31/14
10.60	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	000-34719	10.2	11/24/15
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and June 30, 2016; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2017 and 2016; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements

						X

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