Form 10-Q
period 2017-09-30
S&W Seed Co
filed 2017-11-09
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

      As of November 8, 2017, 20,784,227 shares of the registrant's common stock were outstanding.

S&W SEED COMPANY
Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which ae subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to, any statements concerning projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "designed," "estimate," "expect," "intend," "may," "plan," "potential," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

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
  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
  other risks that are described herein or updated from time to time in our filings with the Securities and Exchange Commission ("SEC").

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K, which was filed with the SEC on September 20, 2017.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this Quarterly Report on Form 10-Q, some of which are beyond our control, will be important in determining our future performance. Consequently, these statements are inherently uncertain and actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements represent our views as of, and speak only as of, the date of this Quarterly Report on Form 10-Q, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We undertake no obligation to publicly update any forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

When used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2018," "fiscal 2017" and "fiscal 2016" in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2018, 2017 and 2016, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2017	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,306,895	$745,001
Accounts receivable, net	25,206,682	23,239,325
Inventories, net	70,216,607	31,489,945
Prepaid expenses and other current assets	1,888,277	1,249,921
TOTAL CURRENT ASSETS	101,618,461	56,724,192

Property, plant and equipment, net	13,767,767	13,581,576
Intangibles, net	34,366,158	34,939,079
Goodwill	10,292,265	10,292,265
Other assets	1,568,339	1,563,176
TOTAL ASSETS	$161,612,990	$117,100,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$47,059,106	$7,157,745
Accounts payable - related parties	1,008,257	331,694
Deferred revenue	9,587,129	880,326
Accrued expenses and other current liabilities	2,622,608	2,733,718
Lines of credit	14,461,603	27,399,784
Current portion of contingent consideration obligation	2,500,000	2,500,000
Current portion of long-term debt	10,316,021	10,309,664
TOTAL CURRENT LIABILITIES	87,554,724	51,312,931

Long-term debt, less current portion	1,070,722	1,096,155
Derivative warrant liabilities	2,064,101	2,836,600
Other non-current liabilities	691,535	632,947

TOTAL LIABILITIES	91,381,082	55,878,633

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
20,717,089 issued and 20,692,089 outstanding at September 30, 2017;
18,004,681 issued and 17,979,681 outstanding at June 30, 2017;	20,716	18,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	93,980,912	83,312,518
Accumulated deficit	(18,253,792)	(16,436,286)
Accumulated other comprehensive loss	(5,381,732)	(5,538,385)
TOTAL STOCKHOLDERS' EQUITY	70,231,908	61,221,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,612,990	$117,100,288

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016
Revenue	$10,711,716	$12,249,573

Cost of revenue	8,376,128	10,306,310

Gross profit	2,335,588	1,943,263

Operating expenses
Selling, general and administrative expenses	2,914,080	2,455,203
Research and development expenses	741,917	741,541
Depreciation and amortization	888,252	834,697
Disposal of property, plant and equipment (gain) loss	(66,363)	-

Total operating expenses	4,477,886	4,031,441

Loss from operations	(2,142,298)	(2,088,178)

Other expense
Foreign currency loss (gain)	14,558	(3,646)
Change in derivative warrant liabilities	(772,499)	1,127,700
Change in contingent consideration obligations	-	107,081
Loss on equity method investment	-	49,249
Interest expense - amortization of debt discount	33,999	599,458
Interest expense - convertible debt and other	347,729	352,542

Loss before income taxes	(1,766,085)	(4,320,562)
Provision (benefit) for income taxes	51,421	(1,103,408)
Net loss	$(1,817,506)	$(3,217,154)

Loss per common share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

Weighted average number of common shares outstanding:
Basic	20,156,458	17,117,041
Diluted	20,156,458	17,117,041

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016

Net loss	$(1,817,506)	$(3,217,154)

Foreign currency translation adjustment, net of income taxes	156,653	205,163

Comprehensive loss	$(1,660,853)	$(3,011,991)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	282,425	-	-	282,425
Net issuance to settle RSUs	15,969	16	-	-	(24,753)	-	-	(24,737)
Issuance of common stock upon conversion of principal and interest of convertible debentures	390,538	391	-	-	1,804,571	-	-	1,804,962
Other comprehensive income	-	-	-	-	-	-	205,163	205,163
Net loss	-	-	-	-	-	(3,217,154)	-	(3,217,154)
Balance, September 30, 2016	17,492,618	$17,493	(25,000)	$(134,196)	$80,344,704	$(7,831,398)	$(5,584,500)	$66,812,103

Balance, June 30, 2017	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	257,461	-	-	257,461
Net issuance to settle RSUs	27,408	27	-	-	(58,403)	-	-	(58,376)
Proceeds from sale of common stock, net of fees and expenses	2,685,000	2,685	-	-	10,469,336	-	-	10,472,021
Other comprehensive income	-	-	-	-	-	-	156,653	156,653
Net loss	-	-	-	-	-	(1,817,506)	-	(1,817,506)
Balance, September 30, 2017	20,717,089	$20,716	(25,000)	$(134,196)	$93,980,912	$(18,253,792)	$(5,381,732)	$70,231,908

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,817,506)	$(3,217,154)
Adjustments to reconcile net loss from operating activities to net cash provided by operating activities
Stock-based compensation	257,461	282,425
Bad debt expense	20,547	-
Depreciation and amortization	888,252	834,697
(Gain) loss on disposal of property, plant and equipment	(66,363)	-
Change in deferred tax asset	-	(1,170,110)
Change in foreign exchange contracts	(38,989)	(23,841)
Change in derivative warrant liabilities	(772,499)	1,127,700
Change in contingent consideration obligation	-	107,081
Amortization of debt discount	33,999	599,458
Loss on equity method investment	-	49,249
Changes in:
Accounts receivable	(1,892,959)	211,471
Inventories	(38,503,457)	(27,521,148)
Prepaid expenses and other current assets	(620,193)	(58,342)
Other non-current asset	(4,963)	-
Accounts payable	39,781,675	23,223,125
Accounts payable - related parties	673,357	2,843,701
Deferred revenue	8,705,963	10,593,608
Accrued expenses and other current liabilities	(115,481)	(263,877)
Other non-current liabilities	57,926	(18,054)
Net cash provided by operating activities	6,586,770	7,599,989

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(636,588)	(212,680)
Proceeds from disposal of property, plant and equipment	256,000	-
Additions to internal use software	-	(76,540)
Net cash used in investing activities	(380,588)	(289,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	10,472,021	-
Taxes paid related to net share settlements of stock-based compensation awards	(58,376)	(24,737)
Borrowings and repayments on lines of credit, net	(13,123,859)	(6,634,833)
Borrowings of long-term debt	-	25,536
Repayments of long-term debt	(46,393)	(34,451)
Repayments of convertible debt	-	(2,416,503)
Net cash used in financing activities	(2,756,607)	(9,084,988)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	112,319	134,373

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,561,894	(1,639,846)

CASH AND CASH EQUIVALENTS, beginning of the period	745,001	6,904,500

CASH AND CASH EQUIVALENTS, end of period	$4,306,895	$5,264,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$266,441	$311,439
Income taxes	35,576	20,206

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California, Nampa, Idaho and Keith, South Australia. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's consolidated balance sheets, statements of operations, comprehensive loss, cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2018. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 37% and 32% of its revenue for the three months ended September 30, 2017 and 2016, respectively.

Two customers accounted for 45% of the Company's accounts receivable at September 30, 2017. Two customers accounted for 52% of the Company's accounts receivable at June 30, 2017.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 65% and 76% of revenue during the three months ended September 30, 2017 and 2016, respectively. The net book value of fixed assets located outside the United States was 19% and 19% of total assets at September 30, 2017 and June 30, 2017, respectively. Cash balances located outside of the United States may not be insured and totaled $352,357 and $192,879 at September 30, 2017 and June 30, 2017, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2017		2016
United States	$3,749,265	35%	$2,924,064	24%
Mexico	2,716,009	25%	2,340,894	19%
Argentina	1,559,197	15%	887,970	7%
Sudan	447,500	4%	378,759	3%
Saudi Arabia	331,907	3%	4,275,371	35%
Peru	294,725	3%	209,125	2%
China	281,351	3%	-	0%
Uruguay	241,613	2%	-	0%
Kuwait	198,000	2%	-	0%
Australia	119,529	1%	95,606	1%
Egypt	-	0%	251,088	2%
Algeria	-	0%	309,750	3%
Other	772,620	7%	576,946	4%
Total	$10,711,716	100%	$12,249,573	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $526,495 at September 30, 2017 and June 30, 2017.

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

Components of inventory are:

	Septenber 30,	June 30,
	2017	2017
Raw materials and supplies	$312,646	$266,551
Work in progress and growing crops	34,850,395	5,603,825
Finished goods	35,053,566	25,619,569
	$70,216,607	$31,489,945

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI during the fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in May 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses market capitalization to estimate the fair value of its one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company performed a quantitative assessment of goodwill at June 30, 2017 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three months ended September 30, 2017 has been effected by the valuation allowance on the Company's deferred tax assets.

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

  The treasury stock method is used for common stock warrants, stock options, and restricted stock awards.  Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with the net number of shares assumed to be issued added to the denominator.

The calculation of Basic and Diluted EPS is shown in the table below. Classes of securities identified in the table with no adjustments in the calculation of Diluted EPS were determined to be antidilutive for the applicable periods.

	Three Months Ended
	September 30,
	2017	2016

Numerator:
Net loss	$(1,817,506)	$(3,217,154)

Numerator for basis EPS	(1,817,506)	(3,217,154)

Effect of dilutive securities:
Convertible debt	-	-
Warrants	-	-
	-	-

Numerator for diluted EPS	$(1,817,506)	$(3,217,154)

Denominator:
Denominator for basic EPS -
weighted-average shares	20,156,458	17,117,041

Effect of dilutive securities:
Employee stock stock options	-	-
Employee restricted stock units	-	-
Convertible debt	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	20,156,458	17,117,041

Basic EPS	$(0.09)	$(0.19)
Diluted EPS	$(0.09)	$(0.19)

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

The assets acquired and liabilities assumed in the DuPont Pioneer Acquisition were valued at fair value on a non-recurring basis as of December 31, 2014. The assets acquired and liabilities assumed in the SV Genetics Acquisition were valued at fair value on a non-recurring basis as of May 26, 2016. No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2017 or June 30, 2017.

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates. The Company used a discounted cash flows approach to measure the fair value using Level 3 inputs.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$131,340	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,064,100
Total	$-	$131,340	$4,564,100

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$166,629	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,836,600
Total	$-	$166,629	$5,336,600

There were no transfers in or out of Level 3 during the three months ended September 30, 2017 and 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This standard was issued as part of the FASB's Simplification Initiative that involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption is permitted in any interim or annual period. The Company adopted ASU 2016-09 in the first quarter of the fiscal year ended June 30, 2018. The adoption did not have a material impact on the consolidated financial statements.

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

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the three months ended September 30, 2017 and the year ended June 30, 2017, respectively.

	Balance at		Balance at
	July 1, 2017	Additions	September 30, 2017
Goodwill	$10,292,265	$-	$10,292,265

	Balance at		Balance at
	July 1, 2016	Additions	June 30, 2017
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	September 30, 2017
Trade name	$1,244,306	$-	$(21,120)	$1,223,186
Customer relationships	1,258,163	-	(25,302)	1,232,861
Non-compete	102,035	-	(24,241)	77,794
GI customer list	78,803	-	(1,791)	77,012
Supply agreement	1,153,415	-	(18,908)	1,134,507
Distribution agreement	6,728,753	-	(96,125)	6,632,628
Production agreement	111,670	-	(55,833)	55,837
Grower relationships	1,858,616	-	(26,352)	1,832,264
Intellectual property	21,725,539	-	(286,305)	21,439,234
Internal use software	677,779	-	(16,944)	660,835
	$34,939,079	$-	$(572,921)	$34,366,158

	Balance at			Balance at
	July 1, 2016	Additions	Amortization	June 30, 2017
Trade name	$1,328,786	$-	$(84,480)	$1,244,306
Customer relationships	1,359,371	-	(101,208)	1,258,163
Non-compete	198,999	-	(96,964)	102,035
GI customer list	85,967	-	(7,164)	78,803
Supply agreement	1,229,047	-	(75,632)	1,153,415
Distribution agreement	7,113,253	-	(384,500)	6,728,753
Production agreement	335,002	-	(223,332)	111,670
Grower relationships	1,964,024	-	(105,408)	1,858,616
Intellectual property	22,870,760	-	(1,145,221)	21,725,539
Internal use software	521,593	156,186	-	677,779
	$37,006,802	$156,186	$(2,223,909)	$34,939,079

Amortization expense totaled $572,921 and $555,977 for the three months ended September 30, 2017 and 2016, respectively. Estimated aggregate remaining amortization is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$1,549,452	$1,977,388	$1,977,388	$1,977,388	$1,977,388	$24,907,154

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2017	2017

Land and improvements	$2,092,303	$2,223,674
Buildings and improvements	6,719,785	6,401,277
Machinery and equipment	5,654,326	5,435,542
Vehicles	1,166,347	1,005,455
Construction in progress	2,114,807	2,196,513
Total property, plant and equipment	17,747,568	17,262,461

Less: accumulated depreciation	(3,979,801)	(3,680,885)

Property, plant and equipment, net	$13,767,767	$13,581,576

Depreciation expense totaled $315,331 and $278,720 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 5 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 6, are presented on the consolidated balance sheet as follows:

	September 30,	June 30,
	2017	2017
Working capital lines of credit
KeyBank	$5,908,601	$18,695,896
National Australia Bank Limited	8,737,812	8,703,888
Debt issuance costs	(184,810)	-
Total working capital lines of credit	14,461,603	27,399,784

Current portion of long-term debt
Keith facility (machinery & equipment loans) - National Australia Bank Limited	216,021	209,664
Unsecured subordinate promissory note - related party	100,000	100,000
Promissory note - DuPont Pioneer	10,000,000	10,000,000
Total current portion	10,316,021	10,309,664

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	509,860	499,524
Keith facility (machinery & equipment loans) - National Australia Bank Limited	560,862	596,631
Total long-term portion	1,070,722	1,096,155
Total debt	$11,386,743	$11,405,819

On September 22, 2015, the Company and KeyBank National Association ("KeyBank") entered into a credit and securities agreement and related agreements with respect to a $20,000,000 aggregate principal amount revolving credit facility (the "KeyBank Credit Facility"), the principal amount of which was increased to $35,000,000 pursuant to a Fourth Amendment Agreement (the "Fourth Amendment") on September 13, 2017, as more fully described below. Under the Fourth Amendment, all amounts of unpaid principal and interest due under the KeyBank Credit Facility must be paid in full on or before September 12, 2019.

On October 4, 2016, the Company and KeyBank entered into a Second Amendment Agreement effective September 30, 2016 (the "Second Amendment"). The purpose of the Second Amendment was to provide certain temporary changes to the terms of the KeyBank Credit Facility, including: (i) temporarily increasing the borrowing capacity from $20.0 million to (a) up to $25.0 million between October 1, 2016 and November 30, 2016 and (b) up to $30.0 million from February 1, 2017 through March 31, 2017; (ii) temporarily allowing for a $4.0 million over-advance beyond the amounts otherwise available based on the borrowing base calculations, which was available through February 28, 2017; and (iii) temporarily expanding the borrowing base by reducing the reserves that KeyBank may establish with respect to grower payables to 75% between August 31, 2016 and February 28, 2017.

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

In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at September 30, 2017. The outstanding balance on the KeyBank Credit Facility was $5,908,601 at September 30, 2017.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $100,000 at September 30, 2017.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrues interest at 3% per annum. Interest is payable in three annual installments, in arrears, commencing on December 31, 2015. On December 31, 2014, the Company also issued contingent consideration to DuPont Pioneer which requires the Company to increase the principal amount of the Pioneer Note by up to an additional $5,000,000 if the Company meets certain performance metrics during the three-year period following December 31, 2014. The fair value of the contingent consideration arrangement was $2,500,000 at September 30, 2017. The earn out payment to DuPont Pioneer was finalized in October 2017 and this amount of $2,500,000 was added to the Pioneer Note in October 2017. The Company expects to refinance the Pioneer Note in the normal course of business. The source of funds for refinance has not yet been fully arranged. In addition, the Fourth Amendment to the KeyBank Credit Facility includes a covenant that the Pioneer Note, or any refinancing of the Pioneer Note, have no less than 30 days to maturity at any time during the term of the KeyBank Credit Facility.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of September 30, 2017, AUD $11,139,486 (USD $8,737,812) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $768,712 at September 30, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,412,800 at September 30, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.92% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $509,860 at September 30, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $588,300 at September 30, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $551,260) at September 30, 2017. At September 30, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $509,860) with unused availability of AUD $100,000 (USD $78,440). At September 30, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $658,830 (USD $516,787) with no unused availability. In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At September 30, 2017, the principal balance on the Master Assets Facility was AUD $331,586 (USD $260,096) with unused availability of AUD $403,601 (USD $316,585). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.05% as of September 30, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2018	$10,267,996
2019	304,859
2020	331,856
2021	208,695
2022	92,924
Thereafter	180,413
Total	$11,386,743

NOTE 6 - SENIOR CONVERTIBLE NOTES AND WARRANTS

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of the Company's common stock. The Warrants are exercisable through their expiration on June 30, 2020, unless earlier redeemed. The Warrants were initially exercisable at an exercise price equal to $5.00. On September 30, 2015, pursuant to the terms of the Warrants, the exercise price was reset to $4.63. In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three-year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). On November 24, 2015, the Company closed on a private placement transaction in which 1,180,722 common shares were sold at $4.15 per share. Pursuant to the down-round protection terms of the Warrants, the exercise price was adjusted to $4.59 on November 24, 2015. On February 29, 2016, the Company completed a rights offering and accompanying noteholders' participation rights offering in which an aggregate of 2,125,682 shares of common stock were sold at $4.15 per share, triggering an adjustment of the exercise price of the Warrants to $4.53. On July 19, 2017, the Company completed a private placement transaction in which an aggregate of 2,685,000 shares of common stock were sold at $4.00 per share, triggering an adjustment of the exercise price of the Warrants to $4.46. The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. At any time that (i) all equity conditions set forth in the Warrants have been satisfied, and (ii) the closing sales price of the common stock equals or exceeds $12.00 for 15 consecutive trading days (subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events), the Company may redeem all or any part of the Warrants then outstanding for cash in an amount equal to $0.25 per Warrant.

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At September 30, 2017 and June 30, 2017, the fair value of the Warrants was estimated at $2,064,101 and $2,836,600, respectively. The Warrants were valued at September 30, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 2.75 years, (ii) volatility of 39.4%, (iii) risk-free interest rate of 1.57% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction and third party indications of fair value. The prior third party market transaction was provided a weighting of 10.0% while the third party indications of fair value were provided a 50% weighting in the fair value analysis.

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

NOTE 7 - WARRANTS

The following table summarizes the total warrants outstanding at September 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of September 30, 2017

Warrants	Dec 2014	$4.46	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2016	New Issuances	Expired	of June 30, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

The warrants issued in December 2014 are subject to down-round price protection. See Note 6 for further discussion.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $7,666,190 at September 30, 2017 and their maturities range from October 2017 to January 2018.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $131,340 at September 30, 2017 and $166,629 at June 30, 2017. The Company recorded a loss on foreign exchange contracts of $38,989 and a gain on foreign exchange contracts of $102,371, which is reflected in cost of revenue for the three months ended September 30, 2017 and 2016, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Unless and until the Company completes the transactions contemplated under the second asset purchase agreement with DuPont Pioneer, DuPont Pioneer may purchase certain GMO- traited varieties of alfalfa seed from third parties. In addition, if the Company does not complete the transactions contemplated under the second asset purchase agreement, its production agreement with DuPont Pioneer (relating to GMO-traited varieties) would terminate on December 31, 2017, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to the Company under the distribution agreement would be materially reduced. The Company is in active discussions with DuPont Pioneer and a third party regarding this second asset purchase agreement and the third party's required consent. There is no assurance that the Company will purchase the DuPont Pioneer GMO assets. The Company also is in active discussions with DuPont Pioneer regarding the production agreement, and believes it may be able to renew that agreement even if it does not complete the acquisition of the DuPont Pioneer GMO assets, although the Company cannot guarantee that it will be able to renew the production agreement with DuPont Pioneer.

Any reduction in DuPont Pioneer's purchase commitment to the Company would have a material adverse effect on its results of operations.

Contingencies

Based on information currently available, management is not aware of any other matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $979,159 to IVM during the three months ended September 30, 2017. Amounts due to IVM totaled $1,005,051 and $326,941 at September 30, 2017 and June 30, 2017, respectively. The Company paid $67,332 to Kongal during the three months ended September 30, 2017. Amounts due to Kongal totaled $3,206 and $4,753 at September 30, 2017 and June 30, 2017, respectively.

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. ("MFP"), a stockholder of the Company, and certain entities related to Wynnefield Capital Management LLC (collectively, "Wynnefield"), pursuant to which MFP purchased approximately $3.7 million of shares of its common stock and Wynnefield purchased approximately $3.0 million of shares of its common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of the Company's common stock. Alexander C. Matina, a member of the Company's Board, is Vice President, Investments of MFP.

On October 11, 2017, the Company entered into a Securities Purchase Agreement with Mark W. Wong, the Company's President and Chief Executive Officer, pursuant to which the Company sold and issued an aggregate of 75,000 shares of its Common Stock at a purchase price of $3.50 per share, for aggregate gross proceeds of $262,500.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	September 30,
	2017	2016

Risk free rate	1.72%	0
Dividend yield	0%	0
Volatility	45.30%	0
Average forfeiture assumptions	5.4%	0

During the three months ended September 30, 2017, the Company granted 52,755 options to certain members of the executive management team at an exercise price of $3.10. These options vest quarterly over three years and expire ten years from the date of grant.

A summary of stock option activity for the three months ended September 30, 2017 and year ended June 30, 2017 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2016	1,021,418	$5.14	4.2	142,381
Granted	230,610	4.19	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at June 30, 2017	990,528	5.12	4.3	100,344
Granted	52,755	3.10	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	(180,537)	5.16	-	-
Outstanding at September 30, 2017	862,746	5.01	5.5	2,638
Options vested and exercisable at September 30, 2017	587,439	5.51	3.7	-
Options vested and expected to vest as of September 30, 2017	862,557	$5.01	5.5	$2,632

The weighted average grant date fair value of options granted and outstanding at September 30, 2017 was $1.40. At September 30, 2017, the Company had $361,472 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.27 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the three months ended September 30, 2017, the Company issued 21,442 restricted stock units to its certain members of the executive management team. The restricted stock units vest quarterly over a three-year period. The fair value of the awards totaled $66,470 and was based on the closing stock price on the date of grants.

The Company recorded $186,995 and $194,256 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2017 and 2016, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Three Months Ended September 30, 2017
			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	120,971	$5.59	1.5
Granted	21,442	3.10	1.7
Vested	(15,081)	8.25	-
Forfeited	(3,680)	-	-
Ending nonvested restricted units outstanding	123,652	$4.87	1.4

At September 30, 2017, the Company had $290,614 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.4 years.

At September 30, 2017, there were 505,103 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2017 and 2016, totaled $257,461 and $282,425, respectively.

NOTE 12 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended
	September 30,
	2017	2016
Issuance of common stock upon conversion of principal and interest of convertible debentures	$-	$1,808,145

NOTE 13 - SUBSEQUENT EVENTS

On October 3, 2017, the Company entered into an Investment Agreement (the "Investment Agreement") with MFP. Pursuant to the Investment Agreement the Company agreed to, among other things, commence a rights offering (the "Rights Offering") in which the Company will offer nontransferable subscription rights (the "Rights") to purchase up to an aggregate of 3,500,000 shares of the Company's Common Stock (the "Shares"). The Rights will be distributed to each holder of the Company's Common Stock and warrants to purchase the Company's Common Stock ("Eligible Holders") as of a record date to be determined by the Company's Board of Directors. Each whole Right will entitle the holder thereof to purchase one Share at a subscription price of $3.50 per share (the "Subscription Price"). In addition, if any of the Eligible Holders do not exercise all of the Rights in full, then each Eligible Holder who exercises its Rights in full will have the opportunity, on a pro rata basis, to subscribe, at the Subscription Price, to purchase any remaining Shares not purchased upon the exercise of the Rights. Upon the expiration of the Rights Offering, and subject to the terms and conditions of the Investment Agreement, MFP has agreed to purchase, at the Subscription Price, all of the Shares not purchased pursuant to the exercise of Rights in the Rights Offering.

On October 11, 2017, the Company entered into a Securities Purchase Agreement with Mark W. Wong, the Company's President and Chief Executive Officer, pursuant to which the Company sold and issued an aggregate of 75,000 shares of its Common Stock at a purchase price of $3.50 per share, for aggregate gross proceeds of $262,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, particularly in Part I, Item 1A, "Risk Factors."

Executive Overview

Founded in 1980 and headquartered in the Central Valley of California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having three patents granted and one additional patent application pending.

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

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the granting by the USPTO of three patents covering stevia plant varieties SW 107, SW 201 and SW 129. Additionally, we have applied for patent protection with the USPTO for SW 227 for the fresh and dry leaf market.

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

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. In the fourth quarter of fiscal year 2017, we recorded a valuation allowance against all of our deferred tax assets. The full valuation allowance was recorded during the fiscal year 2017 as a result of changes to our operating results and future projections, resulting from a recent decline in export sales to Saudi Arabia. In addition, our available tax planning strategies are currently not expected to overcome the uncertainty of the Saudi Arabian market. As a result of these factors, we don't believe that it is more likely than not that our deferred tax assets will be realized.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue and Cost of Revenue

Revenue for three months ended September 30, 2017 was $10,711,716 compared to $12,249,573 for the three months ended September 30, 2016. The $1,537,857 decrease in revenue for the three months ended September 30, 2017 was primarily due to a decrease of sales directed to the Saudi Arabia markets of approximately $3.9 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products. The decrease in revenue directed to the Saudi Arabia markets was partially offset by an increase in sales to the domestic market and Argentina.

Sales into international markets represented 65% and 76% of revenue during the three months ended September 30, 2017 and 2016, respectively. Domestic revenue accounted for 35% and 24% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. The increase in domestic revenue as a percentage of total revenue is directly attributed to reduced sales to customers in Saudi Arabia as well as an increase in domestic revenue.

We recorded sales of approximately $2.8 million from our distribution and production agreements with DuPont Pioneer during the three months ended September 30, 2017, which was an increase of $1.2 million over the prior year amount of $1.6 million. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2017		2016
United States	$3,749,265	35%	$2,924,064	24%
Mexico	2,716,009	25%	2,340,894	19%
Argentina	1,559,197	15%	887,970	7%
Sudan	447,500	4%	378,759	3%
Saudi Arabia	331,907	3%	4,275,371	35%
Peru	294,725	3%	209,125	2%
China	281,351	3%	-	0%
Uruguay	241,613	2%	-	0%
Kuwait	198,000	2%	-	0%
Australia	119,529	1%	95,606	1%
Egypt	-	0%	251,088	2%
Algeria	-	0%	309,750	3%
Other	772,620	7%	576,946	4%
Total	$10,711,716	100%	$12,249,573	100%

Cost of revenue of $8,376,128 for the three months ended September 30, 2017 was 78.2% of revenue, while the cost of revenue of $10,306,310 for the three months ended September 30, 2016 was 84.1% of revenue. Cost of revenue decreased on a dollar basis as a direct result of the decrease in revenue.

Total gross profit margin for the three months ended September 30, 2017 was 21.8% compared to 15.9% in the comparable period of the prior year. The increase in gross profit margins was primarily attributable to decreases in cost of goods sold compared to the prior year for S&W's non-dormant varieties. The product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended September 30, 2017 totaled $2,914,080 compared to $2,455,203 for the three months ended September 30, 2016. The $458,877 increase in SG&A expense versus the first quarter of the prior year was primarily due to an increase in sales personnel and related costs, as well as an increase in consulting fees of approximately $80,000. As a percentage of revenue, SG&A expenses were 27.2% in the current quarter compared to 20.0% in the three months ended September 30, 2016.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 totaled $741,917 compared to $741,541 for the three months ended September 30, 2016. Research and development spend during the first quarter was consistent with the prior year. We expect our research and development spend for fiscal 2018 to total approximately $3.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2017 was $888,252 compared to $834,697 for the three months ended September 30, 2016. Included in the amount was amortization expense for intangible assets, which totaled $572,921 in the three months ended September 30, 2017 and $555,977 in the three months ended September 30, 2016. The $53,555 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Foreign Currency Loss (Gain)

We incurred a foreign currency loss of $14,558 for the three months ended September 30, 2017 compared to a gain of $3,646 for the three months ended September 30, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability is considered a level 3 fair value financial instrument and is measured at each reporting period. We recorded a non-cash change in derivative warrant liability gain of $772,499 in the three months ended September 30, 2017 compared to a loss of $1,127,700 in the three months ended September 30, 2016. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $0 and $107,081 charges to non- cash change in contingent consideration obligations expense for the three months ended September 30, 2017 and 2016, respectively; represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The earn-out payment to DuPont Pioneer was finalized in the amount of $2,500,000 and this was added to the Pioneer Note in October 2017

Loss on Equity Method Investment

Loss on equity method investment totaled $0 and $49,249 for the three months ended September 30, 2017 and 2016, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina. The Company's carrying value in the equity method investee company has been reduced to zero, accordingly, no further losses will be recorded in the Company's consolidated financial statements related to this equity method investment.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2017 was $33,999 compared to $599,458 for the three months ended September 30, 2016. The expense in the current quarter represents the amortization of the debt issuance costs associated with our KeyBank working capital facility. The expense in the prior year represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended September 30, 2017 totaled $347,729 compared to $352,542 for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 primarily consisted of interest incurred on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. Interest expense for the three months ended September 30, 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $4,813 decrease in interest expense for the three months ended September 30, 2017 is primarily driven by a $119,567 decrease of interest on the convertible debentures as the convertible debentures were fully retired on March 1, 2017, partially offset with an increase in interest expense attributed to higher levels of working capital resulting in more borrowings on the working capital facilities.

Provision (Benefit) for Income Taxes

Income tax expense totaled $51,421 for the three months ended September 30, 2017 compared to an income tax benefit of $1,103,408 for the three months ended September 30, 2016. Our effective tax rate expense was (2.9%) for the three months ended September 30, 2017 compared to 25.5% for the three months ended September 30, 2016. The decrease in our effective tax rate for the three months ended September 30, 2017 is attributable to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. In addition, we have certain intangible assets with indefinite lives for financial reporting purposes. The write down of these assets cannot be assumed and thus, the deferred tax liability created by the difference in the basis in these assets for financial reporting and tax purposes cannot be used as a source of taxable income against the Company's deferred tax assets. The increase in the deferred tax liability due the yearly tax amortization on these intangible assets is recorded as income tax expense.

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

In recent years, we have consummated the following equity and debt financings:

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

On December 31, 2014, in connection with the DuPont Pioneer Acquisition, we issued a secured promissory note (the "Pioneer Note") payable by us to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Pioneer Note) of up to $5,000,000 based on our sales under the distribution and production agreements entered into in connection with the DuPont Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The earn-out payment of $2,500,000 to DuPont Pioneer was finalized in October 2017 and this amount was added to the Pioneer Note in October 2017. The Pioneer Note accrues interest at a rate of 3% per annum, and interest is payable in three annual installments, in arrears, commencing on December 31, 2015. Our obligations under the Pioneer Note are secured by certain of the assets purchased in the DuPont Pioneer Acquisition and are subject to the Intercreditor Agreement. The Pioneer Note matures on December 31, 2017.

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

At September 30, 2017, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of September 30, 2017, AUD $11,139,486 (USD $8,737,812) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $768,712 at September 30, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,412,800 at September 30, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.92% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at September 30, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $509,860 at September 30, 2017). Since entering into the Keith Building Loan, the limit has been changed on two occasions, with the current limit being AUD $750,000 (USD $588,300 at September 30, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $551,260) at September 30, 2017. At September 30, 2017, the principal balance on the Keith Building Loan was AUD $650,000 (USD $509,860) with unused availability of AUD $100,000 (USD $78,440). At September 30, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $658,830 (USD $516,787) with no unused availability.

In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At September 30, 2017, the principal balance on the Master Assets Facility was AUD $331,586 (USD $260,096) with unused availability of AUD $403,601 (USD $316,585). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.86% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.05% as of September 30, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

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

On October 11, 2017, we entered into a Securities Purchase Agreement with Mark W. Wong, our President and Chief Executive Officer, pursuant to which we sold and issued an aggregate of 75,000 shares of our Common Stock at a purchase price of $3.50 per share, for aggregate gross proceeds of $262,500.

On October 3, 2017, the we entered into an Investment Agreement (the "Investment Agreement") with MFP Partners, L.P. ("MFP"), pursuant to which we agreed to, among other things, commence a rights offering (the "Rights Offering") in which we will offer nontransferable subscription rights (the "Rights") to purchase up to an aggregate of 3,500,000 shares of our Common Stock (the "Shares"). The Rights will be distributed to each holder of our Common Stock and warrants to purchase our Common Stock as of a record date to be determined by our Board of Directors. Each whole Right will entitle the holder thereof to purchase one Share at a subscription price of $3.50 per share (the "Subscription Price"). Upon the expiration of the Rights Offering, and subject to the terms and conditions of the Investment Agreement, MFP has agreed to purchase, at the Subscription Price, all of the Shares not purchased pursuant to the exercise of Rights in the Rights Offering.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities	$6,586,770	$7,599,989
Cash flows from investing activities	(380,588)	(289,220)
Cash flows from financing activities	(2,756,607)	(9,084,988)
Effect of exchange rate changes on cash	112,319	134,373
Net increase (decrease) in cash and cash equivalents	3,561,894	(1,639,846)
Cash and cash equivalents, beginning of period	745,001	6,904,500
Cash and cash equivalents, end of period	$4,306,895	$5,264,654

Operating Activities

For the three months ended September 30, 2017, operating activities provided $6,586,770 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1,495,098 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $8,081,868 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable (including related parties) of $40,455,032 and an increase in deferred revenue of $8,705,963, partially offset by an increase in inventories of $38,503,457 and an increase in accounts receivable of $1,892,959.

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

Investing Activities

Investing activities during the three months ended September 30, 2017 used $380,588 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho. The sale of farmland generated net proceeds of approximately $256,000.

Investing activities during the three months ended September 30, 2016 used $289,220 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

Financing Activities

Financing activities during the three months ended September 30, 2017 used $2,756,607 in cash. We completed a private placement of common stock in July 2017 which raised net proceeds of $10.5 million in cash. We also had net repayments of $13.1 million on our lines of credit.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2017.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business and results of operations are subject to a number of risks and uncertainties. While there have been no material changes to the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report, which was filed with the SEC on September 20, 2017, you should carefully consider the risk factors described therein. The occurrence of any of the risks described in our Annual Report or herein could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Registrant's Articles of Incorporation.
3.2(2)	Registrant's Second Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
10.1(5)	Securities Purchase Agreement by and among the Registrant and the Purchasers named therein, dated July 19, 2017.
10.2(5)	Registration Rights Agreement by and among the Registrant and the Purchasers, dated July 19, 2017.
10.3	Fourth Amendment Agreement between the Registrant and KeyBank, National Association, dated September 13, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

(1)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 19, 2011.
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed on January 7, 2015.
(5)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2017.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)