Form 10-Q
period 2017-12-31
S&W Seed Co
filed 2018-02-08
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of Registrant as Specified in its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

106 K Street, Suite 300
Sacramento, California    95814
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

      As of February 8, 2018, 24,336,913 shares of the registrant's common stock were outstanding.

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2017	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,454,694	$745,001
Accounts receivable, net	25,250,475	23,239,325
Inventories, net	70,486,985	31,489,945
Prepaid expenses and other current assets	1,500,066	1,249,921
TOTAL CURRENT ASSETS	102,692,220	56,724,192

Property, plant and equipment, net	13,630,123	13,581,576
Intangibles, net	33,810,687	34,939,079
Goodwill	10,292,265	10,292,265
Other assets	1,568,286	1,563,176
TOTAL ASSETS	$161,993,581	$117,100,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$32,831,640	$7,157,745
Accounts payable - related parties	117,164	331,694
Deferred revenue	55,442	880,326
Accrued expenses and other current liabilities	2,671,495	2,733,718
Lines of credit, net	27,592,603	27,399,784
Current portion of contingent consideration obligation	-	2,500,000
Current portion of long-term debt, net	358,864	10,309,664
TOTAL CURRENT LIABILITIES	63,627,208	51,312,931

Long-term debt, net, less current portion	13,203,191	1,096,155
Derivative warrant liabilities	-	2,836,600
Other non-current liabilities	781,629	632,947

TOTAL LIABILITIES	77,612,028	55,878,633

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,353,300 issued and 24,328,300 outstanding at December 31, 2017;
18,004,681 issued and 17,979,681 outstanding at June 30, 2017;	24,353	18,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	108,568,030	83,312,518
Accumulated deficit	(18,653,679)	(16,436,286)
Accumulated other comprehensive loss	(5,422,955)	(5,538,385)
TOTAL STOCKHOLDERS' EQUITY	84,381,553	61,221,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,993,581	$117,100,288

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$20,532,796	$24,225,744	$31,244,512	$36,475,317

Cost of revenue	15,860,629	19,005,270	24,236,757	29,311,580

Gross profit	4,672,167	5,220,474	7,007,755	7,163,737

Operating expenses
Selling, general and administrative expenses	2,446,955	2,592,059	5,361,035	5,047,263
Research and development expenses	855,164	748,571	1,597,081	1,490,113
Depreciation and amortization	870,981	842,454	1,759,233	1,677,151
Disposal of property, plant and equipment gain	(15,413)	-	(81,776)	-

Total operating expenses	4,157,687	4,183,084	8,635,573	8,214,527

Income (loss) from operations	514,480	1,037,390	(1,627,818)	(1,050,790)

Other expense
Foreign currency loss (gain)	7,472	(2,837)	22,030	(6,483)
Change in derivative warrant liabilities	341,199	(959,200)	(431,300)	168,500
Change in contingent consideration obligations	-	57,282	-	164,363
Loss on equity method investment	-	-	-	49,249
Interest expense - amortization of debt discount	33,100	381,660	67,099	981,118
Interest expense - convertible debt and other	383,894	295,042	731,623	647,584

Income (loss) before income taxes	(251,185)	1,265,443	(2,017,270)	(3,055,121)
Provision (benefit) for income taxes	148,702	106,485	200,123	(996,923)
Net income (loss)	$(399,887)	$1,158,958	$(2,217,393)	$(2,058,198)

Net income (loss) per common share:
Basic	$(0.02)	$0.07	$(0.11)	$(0.12)
Diluted	$(0.02)	$0.01	$(0.11)	$(0.12)

Weighted average number of common shares outstanding:
Basic	21,130,960	17,821,547	20,643,973	17,467,370
Diluted	21,130,960	17,996,221	20,643,973	17,467,370

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net income (loss)	$(399,887)	$1,158,958	$(2,217,393)	$(2,058,198)

Foreign currency translation adjustment, net of income taxes	(41,223)	(448,784)	115,430	(243,621)

Comprehensive income (loss)	$(441,110)	$710,174	$(2,101,963)	$(2,301,819)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	578,659	-	-	578,659
Net issuance to settle RSUs	41,270	41	-	-	(75,124)	-	-	(75,083)
Issuance of common stock upon conversion of principal and
interest of convertible debentures	684,321	684	-	-	3,160,589	-	-	3,161,273
Exercise of stock options, net of withholding taxes	161,781	162	-	-	601,921	-	-	602,083
Other comprehensive loss	-	-	-	-	-	-	(243,621)	(243,621)
Net loss	-	-	-	-	-	(2,058,198)	-	(2,058,198)
Balance, December 31, 2016	17,973,483	$17,973	(25,000)	$(134,196)	$82,548,506	$(6,672,442)	$(6,033,284)	$69,726,557

Balance, June 30, 2017	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	451,033	-	-	451,033
Net issuance to settle RSUs	88,619	89	-	-	(113,777)	-	-	(113,688)
Proceeds from sale of common stock, net of fees and expenses	6,260,000	6,260	-	-	22,512,956	-	-	22,519,216
Reclassification of warrants upon expiration of repricing provisions	-	-	-	-	2,405,300	-	-	2,405,300
Other comprehensive income	-	-	-	-	-	-	115,430	115,430
Net loss	-	-	-	-	-	(2,217,393)	-	(2,217,393)
Balance, December 31, 2017	24,353,300	$24,353	(25,000)	$(134,196)	$108,568,030	$(18,653,679)	$(5,422,955)	$84,381,553

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,217,393)	$(2,058,198)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	451,033	578,659
Bad debt expense	20,547	-
Depreciation and amortization	1,759,233	1,677,151
Gain on disposal of property, plant and equipment	(81,776)	-
Change in deferred tax asset	-	(1,034,439)
Change in foreign exchange contracts	100,864	234,286
Change in derivative warrant liabilities	(431,300)	168,500
Change in contingent consideration obligation	-	164,363
Amortization of debt discount	67,099	981,118
Loss on equity method investment	-	49,249
Changes in:
Accounts receivable	(1,960,907)	1,820,501
Inventories	(38,850,545)	(20,836,483)
Prepaid expenses and other current assets	(377,920)	72,841
Other non-current asset	(4,963)	-
Accounts payable	25,606,471	10,098,122
Accounts payable - related parties	(216,112)	3,462,649
Deferred revenue	(614,523)	(151,463)
Accrued expenses and other current liabilities	(67,000)	(1,150,794)
Other non-current liabilities	148,147	(61,677)
Net cash used in operating activities	(16,669,045)	(5,985,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(815,063)	(1,264,395)
Proceeds from disposal of property, plant and equipment	46,218	-
Additions to internal use software	-	(118,389)
Net cash used in investing activities	(768,845)	(1,382,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	22,519,216	-
Net proceeds from exercise of common stock options	-	602,083
Taxes paid related to net share settlements of stock-based compensation awards	(113,688)	(75,083)
Borrowings and repayments on lines of credit, net	38,574	5,646,664
Repayment of contingent consideration obligation	(2,500,000)	-
Borrowings of long-term debt	12,500,000	88,150
Debt issuance costs	(257,964)	-
Repayments of long-term debt	(10,113,415)	(169,598)
Repayments of convertible debt	-	(3,427,837)
Net cash provided by financing activities	22,072,723	2,664,379

EFFECT OF EXCHANGE RATE CHANGES ON CASH	74,860	(92,185)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,709,693	(4,796,205)

CASH AND CASH EQUIVALENTS, beginning of the period	745,001	6,904,500

CASH AND CASH EQUIVALENTS, end of period	$5,454,694	$2,108,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$776,882	$823,844
Income taxes	42,244	148,019

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 75% and 66% of its revenue for the three months ended December 31, 2017 and 2016, respectively. One customer accounted for 58% and 49% of its revenue for the six months ended December 31, 2017 and 2016, respectively.

Two customers accounted for 50% of the Company's accounts receivable at December 31, 2017. Two customers accounted for 52% of the Company's accounts receivable at June 30, 2017.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 23% and 30% of revenue during the three months ended December 31, 2017 and 2016, respectively. Sales to international markets represented 38% and 46% of revenue during the six months ended December 31, 2017 and 2016, respectively. The net book value of fixed assets located outside the United States was 19% and 19% of total assets at December 31, 2017 and June 30, 2017, respectively. Cash balances located outside of the United States may not be insured and totaled $1,209,181 and $192,879 at December 31, 2017 and June 30, 2017, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
United States	$15,740,706	77%	$16,858,325	70%	$19,265,254	62%	$19,782,389	54%
Mexico	1,664,618	8%	1,404,133	6%	4,380,626	14%	3,745,027	10%
Argentina	1,183,423	6%	1,677,035	7%	2,742,619	9%	2,565,004	7%
Libya	563,673	3%	-	0%	752,673	2%	-	0%
Saudi Arabia	513,000	2%	1,843,949	8%	844,908	3%	5,221,772	15%
Australia	438,468	2%	71,175	0%	557,998	2%	790,636	2%
South Africa	338,993	2%	634,768	2%	467,342	1%	636,870	2%
Sudan	-	0%	67,016	0%	447,500	1%	67,016	0%
Other	89,915	0%	1,669,343	7%	1,785,592	6%	3,666,603	10%
Total	$20,532,796	100%	$24,225,744	100%	$31,244,512	100%	$36,475,317	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $526,495 at December 31, 2017 and June 30, 2017.

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

Components of inventory are:

	December 31,	June 30,
	2017	2017
Raw materials and supplies	$235,910	$266,551
Work in progress	23,890,021	5,603,825
Finished goods	46,361,054	25,619,569
	$70,486,985	$31,489,945

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-28 years for buildings, 3-20 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 18 years for customer relationships and 20 years for trade names and other intangible assets.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three and six months ended December 31, 2017 has been effected by the valuation allowance on the Company's deferred tax assets.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Numerator:
Net income (loss)	$(399,887)	$1,158,958	$(2,217,393)	$(2,058,198)

Numerator for basis EPS	(399,887)	1,158,958	(2,217,393)	(2,058,198)

Effect of dilutive securities:
Warrants	-	(959,200)	-	-
	-	(959,200)	-	-

Numerator for diluted EPS	$(399,887)	$199,758	$(2,217,393)	$(2,058,198)

Denominator:
Denominator for basic EPS - weighted-average shares	21,130,960	17,821,547	20,643,973	17,467,370

Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock units	-	-	-	-
Warrants	-	174,674	-	-
Dilutive potential common shares	-	174,674	-	-
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	21,130,960	17,996,221	20,643,973	17,467,370

Basic EPS	$(0.02)	$0.07	$(0.11)	$(0.12)
Diluted EPS	$(0.02)	$0.01	$(0.11)	$(0.12)

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

No assets or liabilities were valued at fair value on a non-recurring basis as of December 31, 2017 or June 30, 2017.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$68,172	$-
Contingent consideration obligations	-	-	-
Derivative warrant liabilities	-	-	-
Total	$-	$68,172	$-

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$166,629	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,836,600
Total	$-	$166,629	$5,336,600

During the six months ended December 31, 2017, a change in derivative warrant liability of $431,300 was recorded in earnings. Upon expiration of the round-down pricing protection on December 31, 2017, the warrants were reclassified from derivative warrant liabilities to equity.

During the six months ended December 31, 2017, there was no change in the contingent consideration obligations. The DuPont contingent consideration was settled on December 1, 2017. Refer to Note 5 for further discussion.

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

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the six months ended December 31, 2017 and the year ended June 30, 2017, respectively.

	Balance at		Balance at
	July 1, 2017	Additions	December 31, 2017
Goodwill	$10,292,265	$-	$10,292,265

	Balance at		Balance at
	July 1, 2016	Additions	June 30, 2017
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	December 31, 2017
Trade name	$1,244,306	$-	$(42,240)	$1,202,066
Customer relationships	1,258,163	-	(50,604)	1,207,559
Non-compete	102,035	-	(31,032)	71,003
GI customer list	78,803	-	(3,582)	75,221
Supply agreement	1,153,415	-	(37,816)	1,115,599
Distribution agreement	6,728,753	-	(192,250)	6,536,503
Production agreement	111,670	-	(111,666)	4
Grower relationships	1,858,616	-	(52,704)	1,805,912
Intellectual property	21,725,539	-	(572,610)	21,152,929
Internal use software	677,779	-	(33,888)	643,891
	$34,939,079	$-	$(1,128,392)	$33,810,687

	Balance at			Balance at
	July 1, 2016	Additions	Amortization	June 30, 2017
Trade name	$1,328,786	$-	$(84,480)	$1,244,306
Customer relationships	1,359,371	-	(101,208)	1,258,163
Non-compete	198,999	-	(96,964)	102,035
GI customer list	85,967	-	(7,164)	78,803
Supply agreement	1,229,047	-	(75,632)	1,153,415
Distribution agreement	7,113,253	-	(384,500)	6,728,753
Production agreement	335,002	-	(223,332)	111,670
Grower relationships	1,964,024	-	(105,408)	1,858,616
Intellectual property	22,870,760	-	(1,145,221)	21,725,539
Internal use software	521,593	156,186	-	677,779
	$37,006,802	$156,186	$(2,223,909)	$34,939,079

Amortization expense totaled $555,471 and $555,977 for the three months ended December 31, 2017 and 2016, respectively. Amortization expense totaled $1,128,392 and $1,111,954 for the six months ended December 31, 2017 and 2016, respectively. Estimated aggregate remaining amortization is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$993,981	$1,977,388	$1,977,388	$1,977,388	$1,977,388	$24,907,154

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2017	2017

Land and improvements	$2,090,069	$2,223,674
Buildings and improvements	6,784,964	6,401,277
Machinery and equipment	5,680,599	5,435,542
Vehicles	1,166,596	1,005,455
Construction in progress	2,170,844	2,196,513
Total property, plant and equipment	17,843,072	17,262,461

Less: accumulated depreciation	(4,212,949)	(3,680,885)

Property, plant and equipment, net	$13,630,123	$13,581,576

Depreciation expense totaled $315,510 and $286,477 for the three months ended December 31, 2017 and 2016, respectively. Depreciation expense totaled $630,842 and $565,197 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 5 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 6, are presented on the consolidated balance sheet as follows:

	December 31,	June 30,
	2017	2017
Working capital lines of credit
KeyBank	$21,649,089	$18,695,896
National Australia Bank Limited	6,115,026	8,703,888
Debt issuance costs	(171,512)	-
Total working capital lines of credit, net	$27,592,603	$27,399,784

Current portion of long-term debt
Keith facility (building loan) - National Australia Bank Limited	$3,901	$-
Keith facility (machinery & equipment loans) - National Australia Bank Limited	218,239	209,664
Unsecured subordinate promissory note	100,000	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Secured real estate note - Conterra	112,711	-
Debt issuance costs	(77,563)	-
Secured equipment note - Conterra	18,473	-
Debt issuance costs	(16,897)	-
Total current portion, net	358,864	10,309,664

Long-term debt, less current portion
Keith facility (building loan) - National Australia Bank Limited	444,713	499,524
Keith facility (machinery & equipment loans) - National Australia Bank Limited	545,285	596,631
Secured real estate note - Conterra	10,287,289	-
Debt issuance costs	(138,917)	-
Secured equipment note - Conterra	2,081,527	-
Debt issuance costs	(16,706)	-
Total long-term portion, net	13,203,191	1,096,155
Total debt, net	$13,562,055	$11,405,819

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

In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable. The Company is required to maintain one or more lockbox or cash collateral accounts at KeyBank, in KeyBank's name, which provide for the collection and remittance of all proceeds from sales of Company product (which is collateral for the KeyBank Credit Facility) on a daily basis. Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all the Company's now owned and after acquired tangible and intangible assets as well as the assets of the Company's domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of S&W Australia Pty Ltd., the Company's wholly-owned subsidiary. The KeyBank Credit Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default. The Company was in compliance with all covenants at December 31, 2017. The outstanding balance on the KeyBank Credit Facility was $21,649,089 at December 31, 2017.

On October 1, 2012, the Company issued a five-year subordinated promissory note to IVS in the principal amount of $500,000 (the "IVS Note"), with a maturity date of October 1, 2017. The IVS Note accrues interest at a rate equal to one-month LIBOR at closing plus 2%, which equals 2.2%. Interest is payable in five annual installments, in arrears, on October 1 of each year. Amortizing payments of the principal of $100,000 will also be made on each October 1, with any remaining outstanding principal and accrued interest payable on the maturity date of the IVS Note. The outstanding balance on the IVS Note was $100,000 at December 31, 2017.

On December 31, 2014, the Company issued a three-year secured promissory note to DuPont Pioneer in the initial principal amount of $10,000,000 (the "Pioneer Note"), with a maturity date of December 31, 2017. The Pioneer Note accrued interest at 3% per annum. Interest was payable in three annual installments, in arrears, commencing on December 31, 2015. On December 31, 2014, the Company also issued contingent consideration to DuPont Pioneer which required the Company to increase the principal amount of the Pioneer Note by up to an additional $5,000,000 if the Company met certain performance metrics during the three-year period following December 31, 2014. The earn out payment to DuPont Pioneer was finalized in October 2017 and this amount of $2,500,000 was added to the Pioneer Note in October 2017. On December 1, 2017, the Company repaid the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

On November 30, 2017, the Company entered into a secured note financing transaction (the "Loan Transaction") with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued two secured promissory notes (the "Notes") to Conterra as follows:

  Secured Real Estate Note. The Company issued one Note in the principal amount of $10.4 million (the "Secured Real Estate Note") that is secured by a first priority security interest in the property, plant and fixtures (the "Real Estate Collateral") located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho and Arlington, Wisconsin research facilities (the "Facilities"). The Secured Real Estate Note matures on November 30, 2020, which, subject to Conterra's approval, may be extended to November 30, 2022. The Secured Real Estate Note bears interest of 7.75% per annum. The Company has agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $515,711, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time after it has paid a minimum of twelve months of interest on the Secured Real Estate Note.
  Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that is secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note is also secured by the Real Estate Collateral. The Secured Equipment Note matures on November 30, 2019, which, subject to Conterra's approval, may be extended to November 30, 2020. The Secured Equipment Note bears interest at a rate of 9.5% per annum. The Company has agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Company may prepay the Secured Equipment Note, in whole or in part, at any time.

The Notes and related documents include customary representations and warranties in addition to customary affirmative and negative covenants (including financial covenants), and customary events of default that permit Conterra to accelerate the Company's obligations under the Notes, including, among other things, that a default under one of the Notes would constitute a default under the other Note. On December 1, 2017, the Company used the proceeds from the Loan Transaction to repay the Pioneer Note.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of December 31, 2017, AUD $7,837,767 (USD $6,115,026) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $764,596 at December 31, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,362,400 at December 31, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.07% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $507,130 at December 31, 2017). Since entering into the Keith Building Loan, the limit has been changed on three occasions, with the current limit being AUD $675,000 (USD $526,635 at December 31, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $548,308) at December 31, 2017. At December 31, 2017, the principal balance on the Keith Building Loan was AUD $575,000 (USD $448,615) with unused availability of AUD $100,000 (USD $78,021). At December 31, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $674,132 (USD $525,957) with no unused availability. In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At December 31, 2017, the principal balance on the Master Assets Facility was AUD $304,493 (USD $237,566) with unused availability of AUD $445,507 (USD $347,585). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.79% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.11% as of December 31, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2018	$223,473
2019	572,693
2020	2,656,068
2021	10,150,465
2022	92,427
Thereafter	117,012
Total	$13,812,138

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 2,699,999 shares of the Company's common stock. The Warrants are exercisable through their expiration on June 30, 2020, unless earlier redeemed. The Warrants were initially exercisable at an exercise price equal to $5.00. On September 30, 2015, pursuant to the terms of the Warrants, the exercise price was reset to $4.63. In addition, if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price during the three-year period ending December 31, 2017, the exercise price of the Warrants will adjust based on a weighted average anti-dilution formula ("down-round protection"). On November 24, 2015, the Company closed on a private placement transaction in which 1,180,722 common shares were sold at $4.15 per share. Pursuant to the down-round protection terms of the Warrants, the exercise price was adjusted to $4.59 on November 24, 2015. On February 29, 2016, the Company completed a rights offering and accompanying noteholders' participation rights offering in which an aggregate of 2,125,682 shares of common stock were sold at $4.15 per share, triggering an adjustment of the exercise price of the Warrants to $4.53. On July 19, 2017, the Company completed a private placement transaction in which an aggregate of 2,685,000 shares of common stock were sold at $4.00 per share, triggering an adjustment of the exercise price of the Warrants to $4.46. On December 22, 2017, the Company completed a rights offering and backstop commitment in which an aggregate of 3,500,000 shares of common stock were sold at $3.50 per share, triggering an adjustment of the exercise price of the Warrants to $4.32. The down-round protection provision of the warrants expired on December 31, 2017.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The down-round price protection expired on December 31, 2017, accordingly, the fair value of the Warrants as of December 31, 2017 was reclassified to additional paid in capital within the equity section of the balance sheet. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At December 31, 2017 and June 30, 2017, the fair value of the Warrants was estimated at $2,405,300 and $2,836,600, respectively. The Warrants were valued at December 31, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 2.5 years, (ii) volatility of 39.0%, (iii) risk-free interest rate of 1.92% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third party market transaction and third party indications of fair value. The prior third party market transaction was provided a weighting of 10.0% while the third party indications of fair value were provided a 50% weighting in the fair value analysis.

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

NOTE 7 - WARRANTS

The following table summarizes the total warrants outstanding at December 31, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of December 31, 2017

Warrants	Dec 2014	$4.32	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2016	New Issuances	Expired	of June 30, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

The warrants issued in December 2014 were subject to down-round price protection until December 31, 2017. See Note 6 for further discussion.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, SGI, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $4,340,928 at December 31, 2017 and their maturities range from January 2018 to June 2018.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $68,172 at December 31, 2017 and $166,629 at June 30, 2017. The Company recorded a loss on foreign exchange contracts of $61,560 and $249,728, which is reflected in cost of revenue, for the three months ended December 31, 2017 and 2016, respectively. The Company recorded a loss on foreign exchange contracts of $100,864 and $147,356, which is reflected in cost of revenue for the six months ended December 31, 2017 and 2016, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

Pursuant to the terms of the Asset Purchase and Sale Agreement for the DuPont Pioneer Acquisition, as amended, if required third party consents were received prior to January 31, 2018 (and subject to the satisfaction of certain other conditions specified in the Asset Purchase and Sale Agreement), either the Company or DuPont Pioneer had the right to enter into (and require the other party to enter into) on February 28, 2018 (or such earlier date as the parties agree) a proposed form of asset purchase and sale agreement, as the same may be updated in accordance with the terms of the Asset Purchase and Sale Agreement, pursuant to which Company would acquire additional GMO germplasm varieties and other related assets from DuPont Pioneer for a purchase price of $7,000,000.

Although the third party has informed the Company and DuPont Pioneer that it intends to provide the Company with the necessary consents and agreements to enable completion of the transaction, the Company did not obtain final executed consents and agreements prior to January 31, 2018. The Company is continuing discussions with DuPont Pioneer and the third party to obtain final executed consents and agreements and to complete the acquisition of DuPont Pioneer's GMO alfalfa assets. However, DuPont Pioneer has informed the Company that it currently does not intend to extend the deadline to complete the transaction. As a result, the Company may never enter into the second asset purchase agreement or close the acquisition of DuPont Pioneer's GMO germplasm varieties and related assets, in which case the Company would not be obligated to pay DuPont Pioneer the $7,000,000 purchase price.

Unless and until the Company completes the transactions contemplated under the second asset purchase agreement with DuPont Pioneer, DuPont Pioneer may purchase certain GMO-traited varieties of alfalfa seed from third parties. In addition, if the Company does not complete the transactions contemplated under the second asset purchase agreement, its production agreement with DuPont Pioneer (relating to GMO-traited varieties) will terminate on February 28, 2018, DuPont Pioneer will be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to the Company under the distribution agreement will be materially reduced. Although the Company is pursuing discussions with DuPont Pioneer regarding the possibility of extending the production agreement, DuPont Pioneer has informed the Company that it currently does not intend to extend the term of the Production Agreement past February 28, 2018. The termination of the Company's production agreement with DuPont Pioneer or any material reduction in the compensation payable to the Company under the agreement will have a material adverse effect on the Company's results of operations starting with the Company's fiscal year 2019.

Contingencies

Based on information currently available, management is not aware of any other matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors until January 9, 2018, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $1,997,256 to IVM during the six months ended December 31, 2017. Amounts due to IVM totaled $115,582 and $326,941 at December 31, 2017 and June 30, 2017, respectively. The Company paid $0 to Kongal during the six months ended December 31, 2017. Amounts due to Kongal totaled $1,582 and $4,753 at December 31, 2017 and June 30, 2017, respectively.

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

On December 22, 2017, the Company completed the closing of its previously announced rights offering. At the closing, the Company sold and issued an aggregate of 2,594,923 shares of its Common Stock at a subscription price of $3.50 per share pursuant to the exercise of subscriptions and oversubscriptions in the rights offering from its existing stockholders. Pursuant to an Investment Agreement, dated October 3, 2017, between the Company and MFP, MFP agreed to purchase, at the subscription price, all of the shares not purchased in the Rights Offering (the "Backstop Commitment"). Accordingly, on December 22, 2017, the Company and MFP completed the closing of the Backstop Commitment, in which the Company sold and issued 905,077 shares of its Common Stock to MFP. Combined, the Company sold and issued an aggregate of 3,500,000 shares of its common stock for aggregate gross proceeds of $12.25 million.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	December 31,
	2017	2016

Risk free rate	1.72% - 1.91%	1.2% - 1.9%
Dividend yield	0%	0%
Volatility	45.3% - 45.5%	39.2% - 51.6%
Average forfeiture assumptions	1.4%	2.4%

During the six months ended December 31, 2017, the Company granted 62,755 options to certain members of the executive management team and other employees at exercise prices ranging from $3.00 to $3.10. These options vest in either quarterly or annual periods over three years, and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2017 and year ended June 30, 2017 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2016	1,021,418	$5.14	4.2	142,381
Granted	230,610	4.19	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at June 30, 2017	990,528	5.12	4.3	100,344
Granted	62,755	3.08	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	(190,000)	6.99	-	-
Outstanding at December 31, 2017	863,283	4.56	6.5	72,914
Options vested and exercisable at December 31, 2017	632,416	4.82	5.6	19,183
Options vested and expected to vest as of December 31, 2017	862,808	$4.56	6.5	$72,496

The weighted average grant date fair value of options granted and outstanding at December 31, 2017 was $1.58. At December 31, 2017, the Company had $302,942 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.23 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the six months ended December 31, 2017, the Company issued 38,114 restricted stock units to its certain members of the executive management team and other employees. The restricted stock units vest in either quarterly or annual periods and vest over three-years. The fair value of the awards totaled $116,486 and was based on the closing stock price on the date of grants.

The Company recorded $311,067 and $240,241 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2017 and 2016, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Six Months Ended December 31, 2017
			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	120,971	$5.59	1.5
Granted	38,114	3.06	1.7
Vested	(90,066)	5.68	-
Forfeited	(3,680)	-	-
Ending nonvested restricted units outstanding	65,339	$4.06	1.6

At December 31, 2017, the Company had $220,169 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.6 years.

At December 31, 2017, there were 526,603 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2017 and 2016, totaled $193,571 and $296,235, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2017 and 2016, totaled $451,033 and $578,659, respectively.

NOTE 12 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2017 and 2016, respectively.

	Six Months Ended
	December 31,
	2017	2016
Issuance of common stock upon conversion of principal and interest of convertible debentures	$-	$3,168,342

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

Executive Overview

Founded in 1980 and headquartered in Sacramento, California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having three patents granted and one additional patent application pending.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on SGI's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 which were fully paid off on March 1, 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer acquisition which was paid off on December 1, 2017, and our newly issued secured promissory notes with Conterra.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenue and Cost of Revenue

Revenue for three months ended December 31, 2017 was $20,532,796 compared to $24,225,744 for the three months ended December 31, 2016. The $3,692,948 decrease in revenue for the three months ended December 31, 2017 was primarily due to a decrease of sales to the Saudi Arabia markets of approximately $1.3 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products.

Sales into international markets represented 23% and 30% of revenue during the three months ended December 31, 2017 and 2016, respectively. Domestic revenue accounted for 77% and 70% of our total revenue for the three months ended December 31, 2017 and 2016, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributed to timing differences in shipments to our largest customer.

We recorded sales of approximately $15.3 million from our distribution and production agreements with DuPont Pioneer during the three months ended December 31, 2017, which was a decrease of $0.8 million from the prior year amount of $16.1 million. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,
	2017		2016
United States	$15,740,706	77%	$16,858,325	70%
Mexico	1,664,618	8%	1,404,133	6%
Argentina	1,183,423	6%	1,677,035	7%
Libya	563,673	3%	-	0%
Saudi Arabia	513,000	2%	1,843,949	8%
Australia	438,468	2%	71,175	0%
South Africa	338,993	2%	634,768	2%
Sudan	-	0%	67,016	0%
Other	89,915	0%	1,669,343	7%
Total	$20,532,796	100%	$24,225,744	100%

Cost of revenue of $15,860,629 for the three months ended December 31, 2017 was 77.2% of revenue, while the cost of revenue of $19,005,270 for the three months ended December 31, 2016 was 78.5% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue as well as a reduction of product costs.

Total gross profit margin for the three months ended December 31, 2017 was 22.8% compared to 21.5% in the comparable period of the prior year. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended December 31, 2017 totaled $2,446,955 compared to $2,592,059 for the three months ended December 31, 2016. The $145,104 decrease in SG&A expense versus the second quarter of the prior year was primarily due to cost reduction initiatives coupled with a decrease in stock based compensation of $102,664. As a percentage of revenue, SG&A expenses were 11.9% in the current quarter compared to 10.7% in the three months ended December 31, 2016.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2017 totaled $855,164 compared to $748,571 for the three months ended December 31, 2016. The $106,593 increase in research and development expense is driven by additional investment in our hybrid sorghum and sunflower programs. We expect our research and development spend for fiscal 2018 to total approximately $3.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2017 was $870,981 compared to $842,454 for the three months ended December 31, 2016. Included in the amount was amortization expense for intangible assets, which totaled $555,471 in the three months ended December 31, 2017 and $555,977 in the three months ended December 31, 2016. The $28,527 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Foreign Currency Loss (Gain)

We incurred a foreign currency loss of $7,472 for the three months ended December 31, 2017 compared to a gain of $2,837 for the three months ended December 31, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expiration of the down-round price protection provision. We recorded a non-cash change in derivative warrant liability loss of $341,199 in the three months ended December 31, 2017 compared to a gain of $959,200 in the three months ended December 31, 2016. The loss represents the increase in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $0 and $57,282 charges to non-cash change in contingent consideration obligations expense for the three months ended December 31, 2017 and 2016, respectively; represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The earn-out payment to DuPont Pioneer was finalized in the amount of $2,500,000 and this was added to the Pioneer Note in October 2017.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2017 was $33,100 compared to $381,660 for the three months ended December 31, 2016. The expense in the current quarter represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property and equipment notes with Conterra. The expense in the prior year represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the three months ended December 31, 2017 totaled $383,894 compared to $295,042 for the three months ended December 31, 2016. Interest expense for the three months ended December 31, 2017 primarily consisted of interest incurred on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition, the working capital credit facilities with KeyBank and NAB, and the new secured property and equipment loans entered into in November 2017. Interest expense for the three months ended December 31, 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $88,852 increase in interest expense for the three months ended December 31, 2017 is primarily driven by $91,363 of interest on the new secured property and equipment loans.

Provision (Benefit) for Income Taxes

Income tax expense totaled $148,702 for the three months ended December 31, 2017 compared to an income tax expense of $106,485 for the three months ended December 31, 2016. Our effective tax rate expense was (59.1%) for the three months ended December 31, 2017 compared to 8.4% for the three months ended December 31, 2016. The decrease in our effective tax rate for the three months ended December 31, 2017 is attributable to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we did record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes. The write down of these assets cannot be assumed and thus, the deferred tax liability created by the difference in the basis in these assets for financial reporting and tax purposes cannot be used as a source of taxable income against our deferred tax assets. The increase in the deferred tax liability due the yearly tax amortization on these intangible assets is recorded as income tax expense. We also analyzed additional information on our tax return filings in the second quarter of fiscal 2018. To the extent that differences arise from the estimates of tax return filings, these differences are generally recorded in the quarter that they arise and are commonly referred to as provision to return adjustments. Such adjustments related to our Australian tax return filings also generated additional income tax expense for the quarter ended December 31, 2017.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year.  Our blended federal rate is 27.6%. As a result of the new law, we have concluded that our deferred tax assets will need to be revalued. Our deferred tax assets represent a reduction in corporate taxes that are expected to be paid in the future. As a result of the Tax Act, we have estimated a reduction to the value of our deferred tax assets which is almost entirely offset by a reduction to our valuation allowance in the second quarter of the year ending June 30, 2018.  The net impact of the decrease to both the deferred tax assets and the valuation allowance will be a remeasuring of our net deferred tax liability associated with indefinite lived intangibles for which we cannot predict a reversal into taxable income. In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations)

in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  We have recognized the provisional tax impacts related to deemed repatriated earnings, the potential impact of new section 162(m) rules on our deferred tax balances, and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the quarter ended December 31, 2017.   The ultimate impact, which is expected to be recorded by June 30, 2018, may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act, and the fact that we cannot definitively predict what our deferred tax balance will ultimately be as of June 30, 2018.  The Tax Act allows for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  We do not plan to take advantage of this provision for the near term and have the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration.  Also as part of the Tax Act, our net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to our deferred tax asset position. The Tax Act also incorporates changes to certain international tax provisions.  There is a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There is a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount.  The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if we have taxable income.  We do not currently anticipate that any of the foreign provisions will have an impact to our tax accounts.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Revenue and Cost of Revenue

Revenue for six months ended December 31, 2017 was $31,244,512 compared to $36,475,317 for the six months ended December 31, 2016. The $5,230,805 decrease in revenue for the six months ended December 31, 2017 was primarily due to a decrease of sales to the Saudi Arabia markets of approximately $4.4 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there is a significant decrease in demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products. The decrease in revenue directed to the Saudi Arabia markets was partially offset by an increase in sales to the domestic market and Argentina.

Sales into international markets represented 38% and 46% of revenue during the six months ended December 31, 2017 and 2016, respectively. Domestic revenue accounted for 62% and 54% of our total revenue for the six months ended December 31, 2017 and 2016, respectively. The increase in domestic revenue as a percentage of total revenue is directly attributable to reduced sales to customers in Saudi Arabia.

We recorded sales of approximately $18.1 million from our distribution and production agreements with DuPont Pioneer during the six months ended December 31, 2017, which was an increase of $0.5 million from the prior year amount of $17.6 million. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Six Months Ended December 31,
	2017		2016
United States	$19,265,254	62%	$19,782,389	54%
Mexico	4,380,626	14%	3,745,027	10%
Argentina	2,742,619	9%	2,565,004	7%
Libya	752,673	2%	-	0%
Saudi Arabia	844,908	3%	5,221,772	15%
Australia	557,998	2%	790,636	2%
South Africa	467,342	1%	636,870	2%
Sudan	447,500	1%	67,016	0%
Other	1,785,592	6%	3,666,603	10%
Total	$31,244,512	100%	$36,475,317	100%

Cost of revenue of $24,236,757 for the six months ended December 31, 2017 was 77.6% of revenue, while the cost of revenue of $29,311,580 for the six months ended December 31, 2016 was 80.4% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue.

Total gross profit margin for the six months ended December 31, 2017 was 22.4% compared to 19.6% in the comparable period of the prior year. The increase in gross profit margins was primarily attributable to decreases in cost of goods sold compared to the prior year for S&W's non-dormant varieties. The product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the six months ended December 31, 2017 totaled $5,361,035 compared to $5,047,263 for the six months ended December 31, 2016. The $313,772 increase in SG&A expense versus the comparable period of the prior year was primarily due to an increase in sales personnel and related costs, as well as an increase in consulting fees of approximately $190,000. As a percentage of revenue, SG&A expenses were 17.2% in the six months ended December 31, 2017, compared to 13.8% in the six months ended December 31, 2016.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2017 totaled $1,597,081 compared to $1,490,113 for the six months ended December 31, 2016. The $106,968 increase in research and development expense versus the second quarter of the prior year is driven by additional investment in our hybrid sorghum and sunflower programs. We expect our research and development spend for fiscal 2018 to total approximately $3.4 million.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2017 was $1,759,233 compared to $1,677,151 for the six months ended December 31, 2016. Included in the amount was amortization expense for intangible assets, which totaled $1,128,392 for the six months ended December 31, 2017 and $1,111,954 for the six months ended December 31, 2016. The $82,082 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Foreign Currency Loss (Gain)

We incurred a foreign currency loss of $22,030 for the six months ended December 31, 2017 compared to a gain of $6,483 for the six months ended December 31, 2016. The foreign currency gains and losses are associated with SGI, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expirations of the down-round price protection provision. We recorded a non-cash change in derivative warrant liability gain of $431,300 in the six months ended December 31, 2017 compared to a loss of $168,500 in the six months ended December 31, 2016. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $0 and $164,363 charges to non-cash change in contingent consideration obligations expense for the six months ended December 31, 2017 and 2016, respectively; represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The earn-out payment to DuPont Pioneer was finalized in the amount of $2,500,000 and this was added to the Pioneer Note in October 2017.

Loss on Equity Method Investment

Loss on equity method investment totaled $0 and $49,249 for the six months ended December 31, 2017 and 2016, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina. The Company's carrying value in the equity method investee company has been reduced to zero, accordingly, no further losses will be recorded in the Company's consolidated financial statements related to this equity method investment.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2017 was $67,099 compared to $981,118 for the six months ended December 31, 2016. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property and equipment notes with Conterra. The expense in the prior year period represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense - Convertible Debt and Other

Interest expense during the six months ended December 31, 2017 totaled $731,623 compared to $647,584 for the six months ended December 31, 2016. Interest expense for the six months ended December 31, 2017 primarily consisted of interest incurred on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition, the working capital credit facilities with KeyBank and NAB, and the new secured property and equipment loans entered into in November 2017. Interest expense for the six months ended December 31, 2016 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer acquisition and the working capital credit facilities with KeyBank and NAB. The $84,039 increase in interest expense for the six months ended December 31, 2017 is primarily driven by $91,363 of interest on the secured property and equipment loans.

Provision (Benefit) for Income Taxes

Income tax expense totaled $200,123 for the six months ended December 31, 2017 compared to an income tax benefit of $996,923 for the six months ended December 31, 2016. Our effective tax rate expense was (9.9%) for the six months ended December 31, 2017 compared to 32.6% for the six months ended December 31, 2016. The decrease in our effective tax rate for the six months ended December 31, 2017 was primarily attributable to the fact that a valuation allowance against substantially all of our assets was recorded in the fourth quarter of the year ended June 30, 2017. For the six months ended December 31, 2016 we recorded a benefit associated with the tax losses incurred in that period. However, for the six months ended December 31, 2017, we have not recorded a benefit related to our losses due to the valuation allowance. The expense recorded for the six months ended December 31, 2017 is primarily attributed to additional deferred tax liabilities recorded during the year on indefinite lived intangible assets and the recording of additional tax expense on our prior year Australian tax return, which will be filed in fiscal 2018.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2017, we paid our North American growers approximately 50% in October 2016 and the balance was paid in February 2017. This payment cycle to our growers is expected to be similar in fiscal year 2018. SGI, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

In recent periods, we have consummated the following equity and debt financings:

On December 31, 2014, in connection with the DuPont Pioneer Acquisition, we issued a secured promissory note (the "Pioneer Note") payable by us to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Pioneer Note) of up to $5,000,000 based on our sales under the distribution and production agreements entered into in connection with the DuPont Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The earn-out payment of $2,500,000 to DuPont Pioneer was finalized in October 2017 and this amount was added to the Pioneer Note in October 2017. The Pioneer Note accrued interest at 3% per annum. Interest was payable in three annual installments, in arrears, commencing on December 31, 2015. On December 1, 2017, we repaid the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

On November 30, 2017, we entered into a secured note financing transaction (the "Loan Transaction") with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, we issued two secured promissory notes (the "Notes") to Conterra as follows:

  Secured Real Estate Note. We issued one Note in the principal amount of $10.4 million (the "Secured Real Estate Note") that is secured by a first priority security interest in the property, plant and fixtures (the "Real Estate Collateral") located at our Five Points, California and Nampa, Idaho production facilities and our Nampa, Idaho and Arlington, Wisconsin research facilities (the "Facilities"). The Secured Real Estate Note matures on November 30, 2020, which, subject to Conterra's approval, may be extended to November 30, 2022. The Secured Real Estate Note bears interest of 7.75% per annum. We have agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $515,711, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. We may prepay the Secured Real Estate Note, in whole or in part, at any time after we have paid a minimum of twelve months of interest on the Secured Real Estate Note.
  Secured Equipment Note. We issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that is secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note is also secured by the Real Estate Collateral. The Secured Equipment Note matures on November 30, 2019, which, subject to Conterra's approval, may be extended to November 30, 2020. The Secured Equipment Note bears interest at a rate of 9.5% per annum. We have agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. We may prepay the Secured Equipment Note, in whole or in part, at any time.

The Notes and related documents include customary representations and warranties in addition to customary affirmative and negative covenants (including financial covenants), and customary events of default that permit Conterra to accelerate our obligations under the Notes, including, among other things, that a default under one of the Notes would constitute a default under the other Note. On December 1, 2017, we used the proceeds from the Loan Transaction to repay the Pioneer Note.

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

At December 31, 2017, we were in compliance with all KeyBank debt covenants.

SGI finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of March 30, 2017 and expires on March 30, 2019. As of December 31, 2017, AUD $7,837,767 (USD $6,115,026) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $980,000 (USD $764,596 at December 31, 2017) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,362,400 at December 31, 2017).

The Borrowing Base Facility permits SGI to borrow funds for periods of up to 180 days, at SGI's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2017, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.07% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of SGI, the mortgage on SGI's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits SGI to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2017, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of SGI and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the NAB facility agreements. SGI was in compliance with all NAB debt covenants at December 31, 2017.

In January 2015, NAB and SGI entered into a new business markets - flexible rate loan (the "Keith Building Loan") in the amount of AUD $650,000 (USD $507,130 at December 31, 2017). Since entering into the Keith Building Loan, the limit has been changed on three occasions, with the current limit being AUD $675,000 (USD $526,635 at December 31, 2017), and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility") has been added with the limit being changed on two occasions, the current limit being AUD $702,779 (USD $548,308) at December 31, 2017. At December 31, 2017, the principal balance on the Keith Building Loan was AUD $575,000 (USD $448,615) with unused availability of AUD $100,000 (USD $78,021). At December 31, 2017, the principal balance on the Keith Machinery and Equipment Facility was AUD $674,132 (USD $525,957) with no unused availability. In February 2016, NAB and SGI also entered into a master asset finance facility (the "Master Assets Facility"). At December 31, 2017, the principal balance on the Master Assets Facility was AUD $304,493 (USD $237,566) with unused availability of AUD $445,507 (USD $347,585). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.79% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on SGI's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.11% as of December 31, 2017). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate SGI's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of SGI, the Company's corporate guarantee and a mortgage on SGI's Keith, South Australia property.

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

On December 22, 2017, we completed the closing of our rights offering of 3,500,000 shares of our Common Stock. At the closing, we sold and issued an aggregate of 2,594,923 shares of our Common Stock at a subscription price of $3.50 per share (the "Subscription Price"). Pursuant to a backstop commitment with MFP Partners, L.P. ("MFP"), concurrently with the closing of rights offering, we sold and issued the remaining 905,077 shares of our Common Stock not purchased in the rights offering to MFP at the subscription price of $3.50 per share. Combined, we sold and issued an aggregate of 3,500,000 shares of our common stock for aggregate gross proceeds of $12.25 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2017 and 2016:

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities	$(16,669,045)	$(5,985,615)
Cash flows from investing activities	(768,845)	(1,382,784)
Cash flows from financing activities	22,072,723	2,664,379
Effect of exchange rate changes on cash	74,860	(92,185)
Net increase (decrease) in cash and cash equivalents	4,709,693	(4,796,205)
Cash and cash equivalents, beginning of period	745,001	6,904,500
Cash and cash equivalents, end of period	$5,454,694	$2,108,295

Operating Activities

For the six months ended December 31, 2017, operating activities used $16,669,045 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $471,624 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $16,197,421 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $38,850,545 due to timing of the US harvest, partially offset by a corresponding increase in accounts payable of $25,606,471.

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

Investing Activities

Investing activities during the six months ended December 31, 2017 used $768,845 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho.

Investing activities during the six months ended December 31, 2016 used $1,382,784 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

Financing Activities

Financing activities during the six months ended December 31, 2017 provided $22,072,723 in cash. We completed two separate private placements of common stock during the six months ended December 31, 2017 which raised net proceeds of $10.7 million in cash. In December 2017, we also completed the closing of our rights offering and backstop commitment with MFP. Pursuant to the rights offering and backstop commitment with MFP, we sold and issued an aggregate of 3,500,000 shares of our common stock in December 2017 for aggregate net proceeds of $11.8 million. On November 30, 2017, we entered into a secured note financing transaction for $12.5 million in gross proceeds. The proceeds from the secured note financing were used to repay the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended December 31, 2017.

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
  our ability to renew and/or refinance our debt on acceptable terms;
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 4, 2017.
3.1(1)	Registrant's Articles of Incorporation.
3.2(2)	Registrant's Second Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
10.1(5)	Investment Agreement, by and between the Registrant and MFP Partners, L.P., dated October 3, 2017.
10.2(6)	Securities Purchase Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017.
10.3(6)	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017.
10.5	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents.
10.6	Third Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.
10.7	First Amendment to Research Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.
10.8(7)	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

(1)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 19, 2011.
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 31, 2014.
(5)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 4, 2017.
(6)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 12, 2017.
(7)   Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-222916), filed on February 7, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February, 2018.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)