Form 10-Q
period 2018-03-31
S&W Seed Co
filed 2018-05-10
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

      As of May 9, 2018, 24,342,806 shares of the registrant's common stock were outstanding.

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
  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
  other risks that are described herein including but not limited to the items discussed in "Risk Factors" below, and that are otherwise described or updated from time to time in our filings with the Securities and Exchange Commission ("SEC").

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as updated in Part II, Item 1A. "Risks Factors" of this Quarterly Report on Form 10-Q.

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,988,392	$745,001
Accounts receivable, net	14,589,886	23,239,325
Inventories, net	63,654,908	31,489,945
Prepaid expenses and other current assets	1,511,024	1,249,921
TOTAL CURRENT ASSETS	82,744,210	56,724,192

Property, plant and equipment, net	13,496,922	13,581,576
Intangibles, net	33,311,053	34,939,079
Goodwill	10,292,265	10,292,265
Other assets	1,303,489	1,563,176
TOTAL ASSETS	$141,147,939	$117,100,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,384,239	$7,157,745
Accounts payable - related parties	120,081	331,694
Deferred revenue	107,897	880,326
Accrued expenses and other current liabilities	3,146,874	2,733,718
Lines of credit, net	25,128,689	27,399,784
Current portion of contingent consideration obligation	-	2,500,000
Current portion of long-term debt, net	509,297	10,309,664
TOTAL CURRENT LIABILITIES	41,397,077	51,312,931

Long-term debt, net, less current portion	13,038,521	1,096,155
Derivative warrant liabilities	-	2,836,600
Other non-current liabilities	553,498	632,947

TOTAL LIABILITIES	54,989,096	55,878,633

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,362,579 issued and 24,337,579 outstanding at March 31, 2018;
18,004,681 issued and 17,979,681 outstanding at June 30, 2017;	24,362	18,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	108,663,983	83,312,518
Accumulated deficit	(16,875,228)	(16,436,286)
Accumulated other comprehensive loss	(5,520,078)	(5,538,385)
TOTAL STOCKHOLDERS' EQUITY	86,158,843	61,221,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,147,939	$117,100,288

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$22,949,170	$21,012,243	$54,193,682	$57,487,560

Cost of revenue	16,303,436	15,208,896	40,540,193	44,520,476

Gross profit	6,645,734	5,803,347	13,653,489	12,967,084

Operating expenses
Selling, general and administrative expenses	2,676,166	2,720,131	8,037,202	7,767,530
Research and development expenses	1,065,323	714,512	2,662,404	2,204,625
Depreciation and amortization	838,585	798,559	2,597,818	2,475,710
Disposal of property, plant and equipment loss (gain)	-	7,766	(81,776)	7,630
Impairment charges	-	319,001	-	319,001

Total operating expenses	4,580,074	4,559,969	13,215,648	12,774,496

Income from operations	2,065,660	1,243,378	437,841	192,588

Other expense
Foreign currency (gain) loss	(27,939)	2,125	(5,908)	(4,358)
Change in derivative warrant liabilities	-	(1,009,901)	(431,300)	(841,400)
Change in contingent consideration obligations	-	(86,688)	-	77,675
Loss on equity method investment	-	95,591	-	144,841
Interest expense - amortization of debt discount	51,185	150,875	118,284	1,131,994
Interest expense	512,892	300,627	1,244,515	948,211

Income (loss) before income taxes	1,529,522	1,790,749	(487,750)	(1,264,375)
Provision (benefit) for income taxes	(248,931)	463,509	(48,808)	(533,414)
Net income (loss)	$1,778,453	$1,327,240	$(438,942)	$(730,961)

Net income (loss) per common share:
Basic	$0.07	$0.07	$(0.02)	$(0.04)
Diluted	$0.07	$0.02	$(0.02)	$(0.09)

Weighted average number of common shares outstanding:
Basic	24,335,821	17,963,598	21,861,038	17,630,906
Diluted	24,353,082	17,979,177	21,861,038	17,718,243

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net income (loss)	$1,778,453	$1,327,240	$(438,942)	$(730,961)

Foreign currency translation adjustment, net of income taxes	(97,123)	454,319	18,307	210,701

Comprehensive income (loss)	$1,681,330	$1,781,559	$(420,635)	$(520,260)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	885,456	-	-	885,456
Net issuance to settle RSUs	56,954	57	-	-	(107,552)	-	-	(107,495)
Issuance of common stock upon conversion of principal and
interest of convertible debentures	684,321	684	-	-	3,160,588	-	-	3,161,272
Exercise of stock options, net of withholding taxes	161,781	162	-	-	601,921	-	-	602,083
Other comprehensive income	-	-	-	-	-	-	210,701	210,701
Net loss	-	-	-	-	-	(730,961)	-	(730,961)
Balance, March 31, 2017	17,989,167	$17,989	(25,000)	$(134,196)	$82,822,874	$(5,345,205)	$(5,578,962)	$71,782,500

Balance, June 30, 2017	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	600,231	-	-	600,231
Net issuance to settle RSUs	97,898	98	-	-	(107,145)	-	-	(107,047)
Proceeds from sale of common stock, net of fees and expenses	6,260,000	6,260	-	-	22,453,079	-	-	22,459,339
Reclassification of warrants upon expiration of repricing provisions	-	-	-	-	2,405,300	-	-	2,405,300
Other comprehensive income	-	-	-	-	-	-	18,307	18,307
Net loss	-	-	-	-	-	(438,942)	-	(438,942)
Balance, March 31, 2018	24,362,579	$24,362	(25,000)	$(134,196)	$108,663,983	$(16,875,228)	$(5,520,078)	$86,158,843

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,942)	$(730,961)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	600,231	885,456
Bad debt expense	20,547	99,640
Depreciation and amortization	2,597,818	2,475,710
(Gain) loss on disposal of property, plant and equipment	(81,776)	7,630
Impairment charges	-	319,001
Change in deferred tax asset	-	(448,447)
Change in foreign exchange contracts	192,360	50,522
Change in derivative warrant liabilities	(431,300)	(841,400)
Change in contingent consideration obligation	-	77,675
Amortization of debt discount	118,284	1,131,994
Loss on equity method investment	-	144,841
Changes in:
Accounts receivable	8,663,419	4,481,129
Inventories	(32,191,993)	(15,972,829)
Prepaid expenses and other current assets	(461,883)	(245,248)
Other non-current asset	259,683	-
Accounts payable	5,236,255	(7,323,842)
Accounts payable - related parties	(216,449)	(318,428)
Deferred revenue	(561,615)	60,298
Accrued expenses and other current liabilities	396,478	(770,337)
Other non-current liabilities	(79,096)	(67,915)
Net cash used in operating activities	(16,377,979)	(16,985,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,062,406)	(1,624,493)
Proceeds from disposal of property, plant and equipment	46,218	6,000
Additions to internal use software	-	(118,121)
Net cash used in investing activities	(1,016,188)	(1,736,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	22,459,339	-
Net proceeds from exercise of common stock options	-	602,083
Taxes paid related to net share settlements of stock-based compensation awards	(107,047)	(107,495)
Borrowings and repayments on lines of credit, net	(2,371,486)	19,325,988
Repayment of contingent consideration obligation	(2,500,000)	-
Borrowings of long-term debt	12,836,896	89,717
Debt issuance costs	(257,964)	-
Repayments of long-term debt	(10,470,302)	(209,454)
Repayments of convertible debt	-	(4,721,551)
Net cash provided by financing activities	19,589,436	14,979,288

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48,122	158,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,243,391	(3,583,841)

CASH AND CASH EQUIVALENTS, beginning of the period	745,001	6,904,500

CASH AND CASH EQUIVALENTS, end of period	$2,988,392	$3,320,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest	$1,121,977	$1,039,100
Income taxes	(118,224)	194,886

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

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd "S&W Holdings"), consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd ("S&W Australia").

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

The Asset Purchase and Sale Agreement for the Pioneer Acquisition previously contemplated that, subject to the satisfaction of certain conditions, the Company would acquire certain GMO germplasm varieties and other related assets from DuPont Pioneer for a purchase price of $7.0 million. The conditions for this additional acquisition were not satisfied by the required date, and DuPont Pioneer has informed the Company that it does not intend to extend the deadline or complete the transaction at this point in time. As a result, the Company does not expect to close the acquisition of DuPont Pioneer's GMO germplasm varieties and related assets in the previously disclosed structure or pay the $7,000,000 purchase price.

The Company has a long-term distribution agreement with DuPont Pioneer regarding conventional (non GMO) varieties, the term of which extends into 2024. The Company's production and research agreements with DuPont Pioneer (relating to GMO-traited varieties) terminated on February 28, 2018. As a result, DuPont Pioneer's minimum purchase commitments from the Company will be reduced by approximately $6 million annually, commencing with the Company's Fiscal Year 2019. However, the Company expects that the DuPont Pioneer distribution agreement will continue to be a significant source of the Company's annual revenue through December 2024.

The Company is in discussions with DuPont Pioneer regarding the orderly transition of activities previously conducted by the Company under the production and research agreements, as well as the possibility of certain ongoing commercial relationships between the parties relating to GMO-traited varieties, among other things.

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

The consolidated financial statements include the accounts of Seed Holding, LLC and its other wholly-owned subsidiaries, S&W Holdings, which owns 100% of S&W Australia, and Stevia California, LLC. All significant intercompany balances and transactions have been eliminated.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 82% and 77% of its revenue for the three months ended March 31, 2018 and 2017, respectively. One customer accounted for 68% and 59% of its revenue for the nine months ended March 31, 2018 and 2017, respectively.

One customer accounted for 38% of the Company's accounts receivable at March 31, 2018. Two customers accounted for 52% of the Company's accounts receivable at June 30, 2017.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 16% and 20% of revenue during the three months ended March 31, 2018 and 2017, respectively. Sales to international markets represented 29% and 36% of revenue during the nine months ended March 31, 2018 and 2017, respectively. The net book value of fixed assets located outside the United States was 20% and 19% of total assets at March 31, 2018 and June 30, 2017, respectively. Cash balances located outside of the United States may not be insured and totaled $334,603 and $192,879 at March 31, 2018 and June 30, 2017, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
United States	$19,258,699	84%	$16,850,655	80%	$38,523,953	71%	$36,633,044	64%
Mexico	301,390	1%	549,420	3%	4,682,016	9%	4,294,447	7%
Argentina	7,630	0%	316,046	2%	2,750,249	5%	2,881,050	5%
Australia	750,762	3%	291,405	1%	1,309,105	2%	1,082,041	2%
Peru	427,358	2%	297,438	1%	1,035,770	2%	821,213	1%
Saudi Arabia	-	0%	1,051,593	5%	844,908	2%	6,273,365	11%
China	374,824	2%	790,486	4%	748,748	1%	889,834	2%
South Africa	251,116	1%	278,737	1%	718,458	1%	915,607	2%
Algeria	308,700	1%	330	0%	308,700	1%	562,778	1%
Egypt	284,760	1%	394,560	2%	284,760	1%	677,520	1%
Other	983,931	5%	191,573	1%	2,987,015	5%	2,456,661	4%
Total	$22,949,170	100%	$21,012,243	100%	$54,193,682	100%	$57,487,560	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $526,495 at March 31, 2018 and June 30, 2017.

Inventories

Inventories consist of seed and packaging materials.

Inventories are stated at the lower of cost or net realizable value, and an inventory reserve permanently reduces the cost basis of inventory. Inventories are valued as follows: Actual cost is used to value raw materials such as packaging materials, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at actual cost. Actual cost for finished goods includes plant conditioning and packaging costs, direct labor and raw materials and manufacturing overhead costs based on normal capacity. The Company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of finished goods based on the normal capacity of the production facilities.

The Company's subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. S&W Australia records an estimated unit price; accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to growers.

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

Components of inventory are:

	March 31,	June 30,
	2018	2017
Raw materials and supplies	$477,770	$266,551
Work in progress	9,780,874	5,603,825
Finished goods	53,396,264	25,619,569
	$63,654,908	$31,489,945

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and SGI in fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in fiscal year 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses market capitalization to estimate the fair value of its one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company performed a quantitative assessment of goodwill at June 30, 2017 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three and nine months ended March 31, 2018 has been effected by the valuation allowance on the Company's deferred tax assets.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$1,778,453	$1,327,240	$(438,942)	$(730,961)

Numerator for basis EPS	1,778,453	1,327,240	(438,942)	(730,961)

Effect of dilutive securities:
Warrants	-	(1,009,901)	-	(841,400)
	-	(1,009,901)	-	(841,400)

Numerator for diluted EPS	$1,778,453	$317,339	$(438,942)	$(1,572,361)

Denominator:
Denominator for basic EPS - weighted-average shares	24,335,821	17,963,598	21,861,038	17,630,906

Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock units	17,261	-	-	-
Warrants	-	15,579	-	87,337
Dilutive potential common shares	17,261	15,579	-	87,337
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	24,353,082	17,979,177	21,861,038	17,718,243

Basic EPS	$0.07	$0.07	$(0.02)	$(0.04)
Diluted EPS	$0.07	$0.02	$(0.02)	$(0.09)

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

Derivative Financial Instruments

Foreign Exchange Contracts

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency forward contracts.

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

No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2018 or June 30, 2017.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$22,449	$-
Contingent consideration obligations	-	-	-
Total	$-	$22,449	$-

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$166,629	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,836,600
Total	$-	$166,629	$5,336,600

During the nine months ended March 31, 2018, a change in derivative warrant liability of $431,300 was recorded in earnings. Upon expiration of the round-down pricing protection on December 31, 2017, the warrants were reclassified from derivative warrant liabilities to equity.

During the nine months ended March 31, 2018, there was no change in the contingent consideration obligations. The DuPont contingent consideration was settled on December 1, 2017. Refer to Note 5 for further discussion.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases ("ASU 2016-02"). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This standard also introduces new disclosure requirements for leasing arrangements. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), is mandatorily effective for the Company in the first quarter of its next fiscal year, which begins on July 1, 2018.  This ASC topic outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The Company has the option of adopting Topic 606 using either 1) a full retrospective approach, in which comparative periods presented would be adjusted to reflect the provisions of Topic 606, or 2) a modified retrospective approach, in which the cumulative effect of applying the new standards to open contracts as of July 1, 2018 would be recognized as a cumulative effect adjustment.

The Company is evaluating the impact of the adoption of Topic 606 on its consolidated financial statements and related disclosures.  The Company has identified a need to potentially change the accounting for revenue from the Dupont Pioneer distribution agreement, which made up 68% of the Company's revenues in the nine months ended March 31, 2018.  If the Company determines that the accounting for this contract should change, the result would be that revenue would be recognized earlier than it currently is, because the provisions of Topic 606 would require recognition during processing of the seed, rather than upon delivery, which is the current accounting.  However, the Company is still considering whether such a change is appropriate.

Although the evaluation is not yet complete, the Company has preliminarily concluded that the new standards will not result in changes to its revenue recognition policies for the rest of its customer contracts.  If the Company concludes that the accounting for the Pioneer contract will be different under Topic 606, it will likely adopt the new standard using the full retrospective approach.  If the Company concludes that the accounting for the Pioneer contract will not be affected, it is likely that the effects of adopting Topic 606 will be immaterial.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the nine months ended March 31, 2018 and the year ended June 30, 2017, respectively.

	Balance at		Balance at
	July 1, 2017	Additions	March 31, 2018
Goodwill	$10,292,265	$-	$10,292,265

	Balance at		Balance at
	July 1, 2016	Additions	June 30, 2017
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	March 31, 2018
Trade name	$1,244,306	$-	$(63,360)	$1,180,946
Customer relationships	1,258,163	-	(75,906)	1,182,257
Non-compete	102,035	-	(37,815)	64,220
GI customer list	78,803	-	(5,373)	73,430
Supply agreement	1,153,415	-	(56,724)	1,096,691
Distribution agreement	6,728,753	-	(288,375)	6,440,378
Production agreement	111,670	-	(111,670)	-
Grower relationships	1,858,616	-	(79,056)	1,779,560
Intellectual property	21,725,539	-	(858,915)	20,866,624
Internal use software	677,779	-	(50,832)	626,947
	$34,939,079	$-	$(1,628,026)	$33,311,053

	Balance at			Balance at
	July 1, 2016	Additions	Amortization	June 30, 2017
Trade name	$1,328,786	$-	$(84,480)	$1,244,306
Customer relationships	1,359,371	-	(101,208)	1,258,163
Non-compete	198,999	-	(96,964)	102,035
GI customer list	85,967	-	(7,164)	78,803
Supply agreement	1,229,047	-	(75,632)	1,153,415
Distribution agreement	7,113,253	-	(384,500)	6,728,753
Production agreement	335,002	-	(223,332)	111,670
Grower relationships	1,964,024	-	(105,408)	1,858,616
Intellectual property	22,870,760	-	(1,145,221)	21,725,539
Internal use software	521,593	156,186	-	677,779
	$37,006,802	$156,186	$(2,223,909)	$34,939,079

Amortization expense totaled $499,634 and $555,977 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense totaled $1,628,026 and $1,667,932 for the nine months ended March 31, 2018 and 2017, respectively. Estimated aggregate remaining amortization is as follows:

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$494,347	$1,977,388	$1,977,388	$1,977,388	$1,977,388	$24,907,154

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2018	2017

Land and improvements	$2,083,687	$2,223,674
Buildings and improvements	8,930,265	6,401,277
Machinery and equipment	5,718,765	5,435,542
Vehicles	1,159,636	1,005,455
Construction in progress	143,506	2,196,513
Total property, plant and equipment	18,035,859	17,262,461

Less: accumulated depreciation	(4,538,937)	(3,680,885)

Property, plant and equipment, net	$13,496,922	$13,581,576

Depreciation expense totaled $338,951 and $242,582 for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense totaled $969,792 and $807,778 for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 5 - DEBT

Total debt outstanding, excluding convertible debt addressed in Note 6, are presented on the consolidated balance sheet as follows:

	March 31,	June 30,
	2018	2017
Working capital lines of credit
KeyBank	$19,434,357	$18,695,896
National Australia Bank Limited	5,838,320	8,703,888
Debt issuance costs	(143,988)	-
Total working capital lines of credit, net	$25,128,689	$27,399,784

Current portion of long-term debt
Capital lease	$28,737	$26,648
Keith facility (building loan) - National Australia Bank Limited	3,841	-
Keith facility (machinery & equipment loans) - National Australia Bank Limited	203,232	183,016
Unsecured subordinate promissory note	100,000	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Secured real estate note - Conterra	229,789	-
Debt issuance costs	(77,272)	-
Secured equipment note - Conterra	37,824	-
Debt issuance costs	(16,854)	-
Total current portion, net	509,297	10,309,664

Long-term debt, less current portion
Capital lease	-	26,648
Keith facility (building loan) - National Australia Bank Limited	437,874	499,524
Keith facility (machinery & equipment loans) - National Australia Bank Limited	500,556	569,983
Secured real estate note - Conterra	10,170,211	-
Debt issuance costs	(119,765)	-
Secured equipment note - Conterra	2,062,176	-
Debt issuance costs	(12,531)	-
Total long-term portion, net	13,038,521	1,096,155
Total debt, net	$13,547,818	$11,405,819

On September 22, 2015, the Company entered into a credit and security agreement (the "KeyBank Credit Facility") with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

  An aggregate principal amount that the Company may borrow, repay and reborrow, of up to $35.0 million in the aggregate, subject to a requirement that the Company maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).
  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on September 12, 2019.
  A borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, plus up to the lesser of (i) 75% of the cost eligible inventory or (ii) 90% of the net orderly liquidation value of the inventory, subject to lender reserves.
  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.2% per annum) (both as defined in the KeyBank Credit Facility), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.
  Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all of the Company's now owned and after acquired tangible and intangible assets and its domestic subsidiaries, which have guaranteed the Company's obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd.
  At March 31, 2018, the Company was in compliance with all KeyBank debt covenants.

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 31, 2020. As of March 31, 2018, AUD $7,600,000 (USD $5,838,320) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $768,200 at March 31, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,218,400 at March 31, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.18% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2018, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at March 31, 2018.

In January 2015, NAB and S&W Australia entered into a new business markets - flexible rate loan (the "Keith Building Loan") and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility"). At March 31, 2018, the principal balance on the Keith Building Loan was AUD $575,000 (USD $441,715) with unused availability of AUD $100,000 (USD $76,820). At March 31, 2018, the principal balance on the Keith Machinery and Equipment Facility was AUD $569,275 (USD $437,317) with no unused availability. In February 2016, NAB and S&W Australia also entered into a master asset finance facility (the "Master Assets Facility"). At March 31, 2018, the principal balance on the Master Assets Facility was AUD $346,877 (USD $266,471) with unused availability of AUD $403,123 (USD $309,679). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.89% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.15% as of March 31, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount

2018	$149,864
2019	505,969
2020	2,660,221
2021	10,171,291
2022	91,004
Thereafter	195,891
Total	$13,774,240

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants are treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the earlier of the Warrants being fully exercised or December 31, 2017, when the down-round protection expires. The down-round price protection expired on December 31, 2017, accordingly, the fair value of the Warrants as of December 31, 2017 was reclassified to additional paid in capital within the equity section of the balance sheet. The initial fair value of the Warrants on December 31, 2014 was $4,862,000. At December 31, 2017 and June 30, 2017, the fair value of the Warrants was estimated at $2,405,300 and $2,836,600, respectively. The Warrants were valued at December 31, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 2.5 years, (ii) volatility of 39.0%, (iii) risk-free interest rate of 1.92% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third-party market transaction and third-party indications of fair value. The prior third-party market transaction was provided a weighting of 10.0% while the third-party indications of fair value were provided a 50% weighting in the fair value analysis.

The Warrants were valued at June 30, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 3 years, (ii) volatility of 45.6%, (iii) risk-free interest rate of 1.54% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third-party market transaction and third-party indications of fair value. The prior third-party market transaction was provided a weighting of 10.0% while the third-party indications of fair value were provided a 50% weighting in the fair value analysis.

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

NOTE 7 - WARRANTS

The following table summarizes the total warrants outstanding at March 31, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of March 31, 2018

Warrants	Dec 2014	$4.32	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2016	New Issuances	Expired	of June 30, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

The warrants issued in December 2014 were subject to down-round price protection until December 31, 2017. See Note 6 for further discussion.

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $3,579,325 at March 31, 2018 and their maturities range from April 2018 to July 2018.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liability totaled $22,449 at March 31, 2018 and the foreign currency contract asset totaled $166,629 at June 30, 2017. The Company recorded a loss on foreign exchange contracts of $91,811 and a gain of $360,216, which is reflected in cost of revenue, for the three months ended March 31, 2018 and 2017, respectively. The Company recorded a loss on foreign exchange contracts of $192,360 and $212,859, which is reflected in cost of revenue for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contingencies

Based on information currently available, management is not aware of any other matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Legal Matters

The Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Any current litigation is considered immaterial and counter claims have been assessed as remote.

NOTE 10 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors until January 9, 2018, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $2,458,889 to IVM during the nine months ended March 31, 2018. Amounts due to IVM totaled $120,081 and $326,941 at March 31, 2018 and June 30, 2017, respectively. The Company paid $155,215 to Kongal during the nine months ended March 31, 2018. Amounts due to Kongal totaled $0 and $4,753 at March 31, 2018 and June 30, 2017, respectively.

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. ("MFP"), a stockholder of the Company, and certain entities related to Wynnefield Capital Management LLC (collectively, "Wynnefield"), pursuant to which MFP purchased approximately $3.7 million of shares of its common stock and Wynnefield purchased approximately $3.0 million of shares of its common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of the Company's common stock. Alexander C. Matina, a member of the Company's Board, is Vice President, Investments of MFP. Robert Straus, a member of the Company's Board since January 9, 2018, is a Portfolio Manager and Analyst at Wynnefield.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	March 31,
	2018	2017

Risk free rate	1.9% - 2.3%	1.2% - 1.9%
Dividend yield	0%	0%
Volatility	45.5%	39.2% - 51.6%
Average forfeiture assumptions	1.4%	2.4%

During the nine months ended March 31, 2018, the Company granted 103,283 options to the Directors, certain members of the executive management team and other employees at exercise prices ranging from $3.00 to $4.03. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2018 and year ended June 30, 2017 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2016	1,021,418	$5.14	4.2	142,381
Granted	230,610	4.19	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at June 30, 2017	990,528	5.12	4.3	100,344
Granted	103,283	3.45	-	-
Exercised	(49,000)	3.95	-	-
Canceled/forfeited/expired	(214,000)	6.72	-	-
Outstanding at March 31, 2018	830,811	4.57	6.2	32,378
Options vested and exercisable at March 31, 2018	592,873	4.86	5.1	4,394
Options vested and expected to vest as of March 31, 2018	830,053	$4.57	6.2	$32,140

The weighted average grant date fair value of options granted and outstanding at March 31, 2018 was $1.52. At March 31, 2018, the Company had $333,457 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.84 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the nine months ended March 31, 2018, the Company issued 78,642 restricted stock units to its directors, certain members of the executive management team and other employees. The restricted stock units vest in either quarterly or annual periods and vest in either quarterly or annual periods over three-years. The fair value of the awards totaled $279,611 and was based on the closing stock price on the date of grants.

The Company recorded $397,309 and $674,076 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2018 and 2017, respectively. A summary of activity related to non-vested restricted stock units is presented below:

			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	120,971	$5.59	1.5
Granted	78,642	3.56	1.3
Vested	(98,358)	5.57	-
Forfeited	(4,435)	4.45	-
Ending nonvested restricted units outstanding	96,820	$4.01	1.2

At March 31, 2018, the Company had $291,932 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.18 years.

At March 31, 2018, there were 671,844 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options and restricted stock units for the three months ended March 31, 2018 and 2017, totaled $149,198 and $306,800, respectively. Stock-based compensation expense recorded for stock options and restricted stock units for the nine months ended March 31, 2018 and 2017, totaled $600,231 and $885,456, respectively.

NOTE 12 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2018 and 2017, respectively.

	Nine Months Ended
	March 31,
	2018	2017
Issuance of common stock upon conversion of principal and interest of convertible debentures	$-	$3,168,342

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, particularly in Part I, Item 1A, "Risk Factors", as updated in Part II, Item 1A. "Risks Factors" of this Quarterly Report on Form 10-Q.

Executive Overview

Founded in 1980 and headquartered in Sacramento, California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having four patents granted.

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
  the acquisition of the leading local producer of non-dormant alfalfa seed in South Australia, Seed Genetics International Pty Ltd ("S&W Australia") in April 2013, which greatly expanded our production capabilities and geographic diversity;
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
  the acquisition, in May 2016, of the assets and business of SV Genetics Pty Ltd ("SV Genetics"), a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represents our initial effort to diversify our product portfolio beyond alfalfa seed breeding and production and stevia R&D; and
  the acquisition of a portfolio of sorghum germplasm in April 2018 to expand our portfolio of sorghum products to include biofuel types.

We believe our 2013 combination with S&W Australia created the world's largest non-dormant alfalfa seed company and gave us the competitive advantages of year-round production in that market. With the completion of the acquisition of dormant alfalfa seed assets from DuPont Pioneer in December 2014, we believe we have become the largest alfalfa seed company worldwide (by volume), with industry-leading research and development, as well as production and distribution capabilities in both hemispheres and the ability to supply proprietary dormant and non-dormant alfalfa seed. Our operations span the world's alfalfa seed production regions, with operations in the San Joaquin and Imperial Valleys of California, five additional Western states, Australia and three provinces in Canada.

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics signals management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

The Asset Purchase and Sale Agreement for the Pioneer Acquisition previously contemplated that, subject to the satisfaction of certain conditions, we would acquire certain GMO germplasm varieties and other related assets from DuPont Pioneer for a purchase price of $7.0 million. The conditions for this additional acquisition were not satisfied by the required date, and DuPont Pioneer has informed us that it does not intend to extend the deadline or complete the transaction at this point in time. As a result, we do not expect to close the acquisition of DuPont Pioneer's GMO germplasm varieties and related assets in the previously disclosed structure or pay the $7,000,000 purchase price.

We continue to have a long-term distribution agreement with DuPont Pioneer regarding conventional (non GMO) varieties, the term of which extends into 2024. Our production and research agreements with DuPont Pioneer (relating to GMO-traited varieties) terminated on February 28, 2018. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2019. However, we expect that the DuPont Pioneer distribution agreement will continue to be a significant source of our annual revenue through December 2024.

We are in discussions with DuPont Pioneer regarding the orderly transition of activities previously conducted by us under the production and research agreements, as well as the possibility of certain ongoing commercial relationships between us relating to GMO-traited varieties, among other things.

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

Fiscal year 2016 was the first full fiscal year in which we had a full range of non-dormant and dormant alfalfa seed varieties. This is expected to enable us to significantly expand the geographic reach of our sales efforts. The mix of our product offerings will continue to change over time with the introduction of new alfalfa seed varieties resulting from our robust research and development efforts, including our potential expansion into gene edited varieties in future periods. Currently, we have a long-term distribution agreement with DuPont Pioneer, which we expect will be the source of a significant portion of our annual revenue through December 2024.

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

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the granting by the USPTO of four patents covering stevia plant varieties SW 107, SW 201, SW 129 and SW 227.

Our research and development expenses increased significantly with the acquisition of the alfalfa research and development assets of DuPont Pioneer in December 2014. We also have expanded our genetics research both internally and in collaboration with third parties. In addition, we acquired additional research and development operations in connection with our May 2016 acquisition of SV Genetics that we expect will factor into an overall increase in R&D expense. Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We expect our research and development expenses will fluctuate from period to period as a result of the timing of various research and development projects.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on S&W Australia's credit facilities in South Australia, our 8% senior secured convertible debentures that were issued in December 2014 which were fully paid off on March 1, 2017, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer Acquisition which was paid off on December 1, 2017, and our newly issued secured promissory notes with Conterra.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue and Cost of Revenue

Revenue for three months ended March 31, 2018 was $22,949,170 compared to $21,012,243 for the three months ended March 31, 2017. The $1,936,927 increase in revenue for the three months ended March 31, 2018 was primarily due to timing of shipments to our largest customer Dupont Pioneer partially offset by a decrease of sales to the Saudi Arabia markets of approximately $1.1 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there continues to be an absence of demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products.

Sales into international markets represented 16% and 20% of revenue during the three months ended March 31, 2018 and 2017, respectively. Domestic revenue accounted for 84% and 80% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributed to timing differences in shipments to our largest customer.

We recorded sales of approximately $18.7 million from our distribution and production agreements with DuPont Pioneer during the three months ended March 31, 2018, which was an increase of $2.5 million from the prior year amount of $16.2 million. We expect sales to DuPont Pioneer under our distribution agreement will continue to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,
	2018		2017
United States	$19,258,699	84%	$16,850,655	80%
Mexico	301,390	1%	549,420	3%
Argentina	7,630	0%	316,046	2%
Australia	750,762	3%	291,405	1%
Peru	427,358	2%	297,438	1%
Saudi Arabia	-	0%	1,051,593	5%
China	374,824	2%	790,486	4%
South Africa	251,116	1%	278,737	1%
Algeria	308,700	1%	330	0%
Egypt	284,760	1%	394,560	2%
Other	983,931	5%	191,573	1%
Total	$22,949,170	100%	$21,012,243	100%

Cost of revenue of $16,303,436 for the three months ended March 31, 2018 was 71.0% of revenue, while the cost of revenue of $15,208,896 for the three months ended March 31, 2017 was 72.4% of revenue. Cost of revenue increased on a dollar basis primarily due to the increase in revenue.

Total gross profit margin for the three months ended March 31, 2018 was 29.0% compared to 27.6% in the comparable period of the prior year. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended March 31, 2018 totaled $2,676,166 compared to $2,720,131 for the three months ended March 31, 2017. The $43,965 decrease in SG&A expense versus the third quarter of the prior year was primarily due to a decrease in stock-based compensation of $157,602 partially offset by an increase in consulting expense. As a percentage of revenue, SG&A expenses were 11.7% in the current quarter compared to 12.9% in the three months ended March 31, 2017.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 totaled $1,065,323 compared to $714,512 for the three months ended March 31, 2017. The $350,811 increase in research and development expense is driven by additional investment in our hybrid sorghum and sunflower programs as well as our stevia program.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 was $838,585 compared to $798,559 for the three months ended March 31, 2017. Included in the amount was amortization expense for intangible assets, which totaled $499,634 in the three months ended March 31, 2018 and $555,977 in the three months ended March 31, 2017. The $40,026 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $27,939 for the three months ended March 31, 2018 compared to a loss of $2,125 for the three months ended March 31, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expiration of the down-round price protection provision. We recorded a non-cash change in derivative warrant liability gain of $1,009,901 in the three months ended March 31, 2017.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $0 and $86,688 gain from non-cash change in contingent consideration obligations for the three months ended March 31, 2018 and 2017, respectively; represents the decrease in the estimated fair value of the contingent consideration obligations during that respective period. The earn-out payment to DuPont Pioneer was finalized in the amount of $2,500,000 and this was added to the Pioneer Note in October 2017 and subsequently paid off in December 2017.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2018 was $51,185 compared to $150,875 for the three months ended March 31, 2017. The expense in the current quarter represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property and equipment notes with Conterra. The expense in the prior year represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility.

Interest Expense

Interest expense during the three months ended March 31, 2018 totaled $512,892 compared to $300,627 for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, and the new secured property and equipment loans entered into in November 2017. Interest expense for the three months ended March 31, 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer Acquisition and the working capital credit facilities with KeyBank and NAB. The $212,265 increase in interest expense for the three months ended March 31, 2018 is primarily driven by $251,375 of interest on the new secured property and equipment loans partially offset by a $75,000 reduction in interest expense from the pay-off of the DuPont Pioneer note.

Provision (Benefit) for Income Taxes

Income tax benefit totaled $248,931 for the three months ended March 31, 2018 compared to an income tax expense of $463,509 for the three months ended March 31, 2017. Our effective tax rate was (16.3%) for the three months ended March 31, 2018 compared to 25.9% for the three months ended March 31, 2017. The decrease in our effective tax rate for the three months ended March 31, 2018 is attributable to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we did record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes. The write down of these assets cannot be assumed and thus, the deferred tax liability created by the difference in the basis in these assets for financial reporting and tax purposes cannot be used as a source of taxable income against our deferred tax assets. The increase in the deferred tax liability due the yearly tax amortization on these intangible assets is recorded as income tax expense. We also analyzed additional information on our tax return filings in the third quarter of fiscal 2018. To the extent that differences arise from the estimates of tax return filings, these differences are generally recorded in the quarter that they arise and are commonly referred to as provision to return adjustments. Such adjustments related to our Australian tax return filings also generated additional income tax expense for the quarter ended March 31, 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year.  Our blended federal rate is 27.6%. As a result of the new law, we have concluded that our deferred tax assets will need to be revalued. Our deferred tax assets represent a reduction in corporate taxes that are expected to be paid in the future. As a result of the Tax Act, we have estimated a reduction to the value of our deferred tax assets which is almost entirely offset by a reduction to our valuation allowance in the second quarter of the year ending June 30, 2018.  The net impact of the decrease to both the deferred tax assets and the valuation allowance will be a remeasuring of our net deferred tax liability associated with indefinite lived intangibles for which we cannot predict a reversal into taxable income. In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  We have recognized the provisional tax impacts related to deemed repatriated earnings, the potential impact of new section 162(m) rules on our deferred tax balances, and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the quarter ended March 31, 2018.  The ultimate impact, which is expected to be recorded by June 30, 2018, may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act, and the fact that we cannot definitively predict what our deferred tax balance will ultimately be as of June 30, 2018.  The Tax Act allows for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  We do not plan to take advantage of this provision for the near term and have the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration.  Also, as part of the Tax Act, our net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to our deferred tax asset position. The Tax Act also incorporates changes to certain international tax provisions.  There is a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There is a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount.  The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if we have taxable income.  We do not currently anticipate that any of the foreign provisions will have an impact to our tax accounts.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2018 was $54,193,682 compared to $57,487,560 for the nine months ended March 31, 2017. The $3,293,878 decrease in revenue for the nine months ended March 31, 2018 was primarily due to a decrease of sales to the Saudi Arabia markets of approximately $5.4 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. If there continues to be an absence of demand from our customers in Saudi Arabia, we would experience a material decline in revenue and earnings in the absence of growth in other regions and other products. The decrease in revenue directed to the Saudi Arabia markets was partially offset by an increase in sales to the domestic market.

Sales into international markets represented 29% and 36% of revenue during the nine months ended March 31, 2018 and 2017, respectively. Domestic revenue accounted for 71% and 64% of our total revenue for the nine months ended March 31, 2018 and 2017, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributable to reduced sales to customers in Saudi Arabia and timing of shipments to our largest customer Dupont Pioneer.

We recorded sales of approximately $36.9 million from our distribution and production agreements with DuPont Pioneer during the nine months ended March 31, 2018, which was an increase of $3.0 million from the prior year amount of $33.9 million. We expect sales to DuPont Pioneer under our distribution agreement will continue to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The following table shows revenue from external sources by destination country:

	Nine Months Ended March 31,
	2018		2017
United States	$38,523,953	71%	$36,633,044	64%
Mexico	4,682,016	9%	4,294,447	7%
Argentina	2,750,249	5%	2,881,050	5%
Australia	1,309,105	2%	1,082,041	2%
Peru	1,035,770	2%	821,213	1%
Saudi Arabia	844,908	2%	6,273,365	11%
China	748,748	1%	889,834	2%
South Africa	718,458	1%	915,607	2%
Algeria	308,700	1%	562,778	1%
Egypt	284,760	1%	677,520	1%
Other	2,987,015	5%	2,456,661	4%
Total	$54,193,682	100%	$57,487,560	100%

Cost of revenue of $40,540,193 for the nine months ended March 31, 2018 was 74.8% of revenue, while the cost of revenue of $44,520,476 for the nine months ended March 31, 2017 was 77.4% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue as well as a reduction in product costs.

Total gross profit margin for the nine months ended March 31, 2018 was 25.2% compared to 22.6% in the comparable period of the prior year. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

While there will continue to be quarterly fluctuations in gross profit margin based on product sales mix, we anticipate improved gross margins in fiscal 2018 as a result of a number of initiatives we are deploying.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the nine months ended March 31, 2018 totaled $8,037,202 compared to $7,767,530 for the nine months ended March 31, 2017. The $269,672 increase in SG&A expense versus the comparable period of the prior year was primarily due to an increase in sales personnel and related costs, as well as an increase in consulting fees of approximately $319,000, partially offset by other expense reductions. As a percentage of revenue, SG&A expenses were 14.8% in the nine months ended March 31, 2018, compared to 13.5% in the nine months ended March 31, 2017.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2018 totaled $2,662,404 compared to $2,204,625 for the nine months ended March 31, 2017. The $457,779 increase in research and development expense versus the comparable period of the prior year is driven by additional investment in our hybrid sorghum and sunflower programs as well as our stevia program. We expect our research and development spend for fiscal 2018 to total approximately $3.5 million.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2018 was $2,597,818 compared to $2,475,710 for the nine months ended March 31, 2017. Included in the amount was amortization expense for intangible assets, which totaled $1,628,026 for the nine months ended March 31, 2018 and $1,667,932 for the nine months ended March 31, 2017. The $122,108 increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $5,908 for the nine months ended March 31, 2018 compared to a gain of $4,358 for the nine months ended March 31, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expiration of the down-round price protection provision. We recorded a non-cash change in derivative warrant liability gain of $431,300 in the nine months ended March 31, 2018 compared to a gain of $841,400 in the nine months ended March 31, 2017. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. The $0 and $77,675 charges to non-cash change in contingent consideration obligations expense for the nine months ended March 31, 2018 and 2017, respectively; represents the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations. The earn-out payment to DuPont Pioneer was finalized in the amount of $2,500,000 and this was added to the Pioneer Note in October 2017.

Loss on Equity Method Investment

Loss on equity method investment totaled $0 and $144,841 for the nine months ended March 31, 2018 and 2017, respectively. This represents our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina. Our carrying value in the equity method investee company has been reduced to zero, accordingly, no further losses will be recorded in our consolidated financial statements related to this equity method investment.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2018 was $118,284 compared to $1,131,994 for the nine months ended March 31, 2017. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property and equipment notes with Conterra. The expense in the prior year period represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense

Interest expense during the nine months ended March 31, 2018 totaled $1,244,515 compared to $948,211 for the nine months ended March 31, 2017. Interest expense for the nine months ended March 31, 2018 primarily consisted of interest incurred on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer Acquisition, the working capital credit facilities with KeyBank and NAB, and the new secured property and equipment loans entered into in November 2017. Interest expense for the nine months ended March 31, 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer Acquisition and the working capital credit facilities with KeyBank and NAB. The $296,304 increase in interest expense for the nine months ended March 31, 2018 is primarily driven by $344,878 of interest on the secured property and equipment loans partially offset by a $100,000 reduction in interest expense from the pay-off of the DuPont Pioneer note and a $169,000 reduction in interest expense from the pay-off of the convertible debentures. Provision

Provision (Benefit) for Income Taxes

Income tax benefit totaled $48,808 for the nine months ended March 31, 2018 compared to $533,414 for the nine months ended March 31, 2017. Our effective tax rate was (10.0%) for the nine months ended March 31, 2018 compared to 42.2% for the nine months ended March 31, 2017. The decrease in our effective tax rate for the nine months ended March 31, 2018 was primarily attributable to the full valuation allowance recorded against substantially all of our deferred tax assets in the fourth quarter of the year ended June 30, 2017. For the nine months ended March 31, 2017 we recorded a benefit associated with the tax losses incurred in that period. However, for the nine months ended March 31, 2018, we have not recorded a benefit related to our losses due to the valuation allowance. The benefit recorded for the nine months ended March 31, 2018 is primarily attributed to additional deferred tax liabilities recorded during the year on indefinite lived intangible assets and the recording of additional tax expense on our prior year Australian tax return, which was filed in the third quarter of fiscal 2018.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2017, we paid our North American growers approximately 50% in October 2016 and the balance was paid in February 2017. This payment cycle to our growers is similar in fiscal year 2018. S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

Historically, due to the concentration of sales to certain distributors, which typically represented a significant percentage of seed sales, our month-to-month and quarter-to-quarter sales and associated cash receipts were highly dependent upon the timing of deliveries to and payments from these distributors, which varied significantly from year to year. The timing of collection of receivables from DuPont Pioneer, which is our largest customer, is defined in the distribution agreement with DuPont Pioneer and consists of three installment payments, the first on September 15th, the second on January 15th, and the third payment on February 15th. Our future revenue and cash collections pertaining to the distribution agreement with DuPont Pioneer is expected to provide us with greater predictability, as sales to DuPont Pioneer are expected to be primarily concentrated in our second, third and fourth fiscal quarters, and payments will be received in three installments over the September to mid-February time period.

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

In recent periods, we have consummated the following equity and debt financings:

On December 31, 2014, in connection with the Pioneer Acquisition, we issued a secured promissory note (the "Pioneer Note") payable by us to DuPont Pioneer in the initial principal amount of $10,000,000 (issued at closing), and a potential earn-out payment (payable as an increase in the principal amount of the Pioneer Note) of up to $5,000,000 based on our sales under the distribution and production agreements entered into in connection with the Pioneer Acquisition, as well as other sales of products we consummate containing the acquired germplasm in the three-year period following the closing. The earn-out payment of $2,500,000 to DuPont Pioneer was finalized in October 2017 and this amount was added to the Pioneer Note in October 2017. The Pioneer Note accrued interest at 3% per annum. Interest was payable in three annual installments, in arrears, commencing on December 31, 2015. On December 1, 2017, we repaid the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

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

On September 22, 2015, we entered into a credit and security agreement (the "KeyBank Credit Facility") with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

  An aggregate principal amount that we may borrow, repay and reborrow, of up to $35.0 million in the aggregate, subject to a requirement that we maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on September 12, 2019.
  A borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, plus up to the lesser of (i) 75% of the cost eligible inventory or (ii) 90% of the net orderly liquidation value of the inventory, subject to lender reserves.
  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.2% per annum) (both as defined in the KeyBank Credit Facility), generally at our option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.
  Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all our now owned and after acquired tangible and intangible assets and our domestic subsidiaries, which have guaranteed our obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of our wholly-owned subsidiary, S&W Holdings Australia Pty Ltd.
  At March 31, 2018, we were in compliance with all KeyBank debt covenants.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2017 and expires on March 31, 2020. As of March 31, 2018, AUD $7,600,000 (USD $5,838,320) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $768,200 at March 31, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $9,218,400 at March 31, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.18% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the our corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2018, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by us as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at March 31, 2018.

In January 2015, NAB and S&W Australia entered into a new business markets - flexible rate loan (the "Keith Building Loan") and a separate machinery and equipment facility (the "Keith Machinery and Equipment Facility"). At March 31, 2018, the principal balance on the Keith Building Loan was AUD $575,000 (USD $441,715) with unused availability of AUD $100,000 (USD $76,820). At March 31, 2018, the principal balance on the Keith Machinery and Equipment Facility was AUD $569,275 (USD $437,317) with no unused availability. In February 2016, NAB and S&W Australia also entered into a master asset finance facility (the "Master Assets Facility"). At March 31, 2018, the principal balance on the Master Assets Facility was AUD $346,877 (USD $266,471) with unused availability of AUD $403,123 (USD $309,679). The Master Asset Facility has various maturity dates through 2021 and have interest rates ranging from 4.89% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.15% as of March 31, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, our corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities	$(16,377,979)	$(16,985,511)
Cash flows from investing activities	(1,016,188)	(1,736,614)
Cash flows from financing activities	19,589,436	14,979,288
Effect of exchange rate changes on cash	48,122	158,996
Net increase (decrease) in cash and cash equivalents	2,243,391	(3,583,841)
Cash and cash equivalents, beginning of period	745,001	6,904,500
Cash and cash equivalents, end of period	$2,988,392	$3,320,659

Operating Activities

For the nine months ended March 31, 2018, operating activities used $16,377,979 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $2,577,222 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $18,955,201 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $32,191,993 due to timing of the US harvest and an increase in production, partially offset by an increase in accounts payable of $5,236,255.

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

Investing Activities

Investing activities during the nine months ended March 31, 2018 used $1,016,188 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho.

Investing activities during the nine months ended March 31, 2017 used $1,736,614 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software.

Financing Activities

Financing activities during the nine months ended March 31, 2018 provided $19,589,436 in cash. We completed two separate private placements of common stock during the nine months ended March 31, 2018 which raised net proceeds of $10.7 million in cash. In December 2017, we also completed the closing of our rights offering and backstop commitment with MFP. Pursuant to the rights offering and backstop commitment with MFP, we sold and issued an aggregate of 3,500,000 shares of our common stock in December 2017 for aggregate net proceeds of $11.8 million. On November 30, 2017, we entered into a secured note financing transaction for $12.5 million in gross proceeds. The proceeds from the secured note financing were used to repay the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2018.

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

Inventories

All inventories are accounted for on a lower of cost or net realizable value. Inventories consist of raw materials and finished goods. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by product line on a quarterly basis.

Our subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year's sales cycle pursuant to its standard contract production agreement. We record an estimated unit price accordingly, inventory, cost of revenue and gross profits are based upon management's best estimate of the final purchase price to our S&W Australia growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect our business, financial condition, cash flows or future results. Except for the risk factors set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

  GMO-Traited Varieties. Our December 2014 acquisition of Dupont Pioneer's conventional dormant alfalfa varieties contemplated a potential subsequent acquisition of Dupont Pioneer's GMO-traited alfalfa varieties and provided for an interim production agreement under which we produced those GMO-traited varieties for Dupont Pioneer. We did not (and do not expect to) complete the acquisition of Dupont Pioneer's GMO-traited alfalfa varieties. Our production agreement with Dupont Pioneer (relating to contract production of those GMO-traited varieties) expired on February 28, 2018. As a result, DuPont Pioneer continues to own (and is free to pursue alternative production arrangements for) the GMO-traited varieties. DuPont Pioneer's minimum purchase commitment to us under our distribution agreement is materially lower than if we had completed the acquisition of the GMO-traited varieties, and we expect that Dupont Pioneer's overall purchases of dormant alfalfa seed products from us will be materially reduced from historical volumes (reflecting the loss of sales of GMO-traited varieties).

We are committed to sell dormant alfalfa seed to DuPont Pioneer at initial fixed prices with fixed subsequent maximum price increases per year. Increases in our costs of production at rates higher than our contractual ability to increase prices would erode our profit margins and could have a material adverse effect on our results of operations.

Under our distribution agreement with DuPont Pioneer, we were committed to sell dormant alfalfa seed at prices that can only increase by up to a fixed percentage per year by variety. Although DuPont Pioneer has agreed to discuss in good faith an increase in the fixed maximum percentage price increase cap for any sales year in which an increase in grower compensation costs due to changes in market conditions cause our total production costs to increase at a percentage exceeding the amount of the cap, we cannot be certain that any such discussions will result in additional pricing flexibility for us. If our grower compensation costs or other productions costs increase at a rate greater than the fixed maximum percentage increase per year, our profit margins would erode, and we could potentially be required to sell product at a loss. Any such change in our cost structure would have a material adverse effect on our results of operations.

If we fail to perform our obligations under our distribution agreement with DuPont Pioneer, DuPont Pioneer could terminate the agreement and reduce or eliminate purchases of alfalfa seed from us, and we could be exposed to claims for damages.

The DuPont Pioneer distribution agreement imposes numerous obligations on us relating to, among other things, product and service quality and compliance with laws and third party obligations. The distribution agreement permits DuPont Pioneer to terminate the agreement if we materially breach the agreement and fail to cure the breach within a 60-day notice period, or in the case of certain bankruptcy or insolvency events. If DuPont Pioneer terminates the distribution agreement, DuPont Pioneer could reduce or eliminate altogether its purchase of alfalfa seed from us, and we could be left with inventory of seed that it would be difficult or impossible for us to dispose of on commercially reasonable terms. In addition, we could be exposed to significant claims for damages to DuPont Pioneer if the termination of an agreement results from our material breach of the agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Registrant's Articles of Incorporation.
3.2(2)	Registrant's Second Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Form of Common Stock Certificate.
4.3(4)	Form of Common Stock Purchase Warrant.
10.1	Fifth Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 14, 2018.
10.2	Business Letter of Advice for S&W Seed Company Pty Ltd from National Australia Bank Ltd, dated April 13, 2018.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

(1)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 19, 2011.
(2)   Incorporated by reference to the Registrants' Current Report on Form 8-K, filed on December 16, 2015.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-164588), filed on April 23, 2010.
(4)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2018.

S&W SEED COMPANY

By: /s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)