Form 10-K
period 2018-06-30
S&W Seed Co
filed 2018-09-20
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-34719

S&W SEED COMPANY
 (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	27-1275784 (I.R.S. Employer Identification No.)

106 K Street, Suite 300, Sacramento, California (Address of Principal Executive Offices)	95814 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $47,685,994.

The number of shares outstanding of common stock of the registrant as of September 20, 2018 was 25,956,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2018.

S&W SEED COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

When used in this Annual Report on Form 10-K, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2018," "fiscal 2017" and "fiscal 2016" in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2018, 2017 and 2016, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1. Business

Overview

Founded in 1980 and headquartered in Sacramento, California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having been granted four patents by the U.S. Patent and Trademark Office.

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

  expanding our sales geographically both through the expansion of our product offerings to make available product needed in regions we historically did not cover and through an expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program focused on the potential development of new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

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

  the acquisition of Imperial Valley Seeds, Inc. ("IVS") in October 2012, which enabled us to expand production of non-GMO seed into California's Imperial Valley, thereby ensuring a non- GMO source of seed due to the prohibition on GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  the acquisition of a portfolio of dormant alfalfa seed germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the leading local producer of non-dormant alfalfa seed in South Australia, S&W Seed Company Australia Pty Ltd (f/k/a Seed Genetics International Pty Ltd, "S&W Australia") in April 2013, which greatly expanded our production capabilities and geographic diversity;

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014 (the "Pioneer Acquisition"), thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities;

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

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics as well as our April 2018 acquisition of a portfolio of sorghum germplasm signal management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

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

We continue to have a long-term distribution agreement with DuPont Pioneer regarding conventional (non GMO) varieties, the term of which extends into 2024. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) will terminate on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020. However, we expect that the DuPont Pioneer distribution agreement will continue to be a significant source of our annual revenue through December 2024.

We are in discussions with DuPont Pioneer regarding the orderly transition of activities previously conducted by us under the production and research agreements (relating to GMO-traited varieties), as well as the possibility of certain ongoing commercial relationships between us relating to GMO-traited varieties, among other things.

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

Alfalfa Seed Industry

Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as "forage" for livestock, including dairy and beef cattle, horses and sheep. It is most often harvested as hay, but can also be made into silage, grazed or fed as green-chop to ruminant livestock. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. As markets around the world continue to expand to a more westernized diet with high-protein consumption, the demands for alfalfa production around the world should continue to increase.

Alfalfa is indigenous to the Middle East where it is considered a "non-dormant" plant, meaning it grows year-round. "Dormant" varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which "dormant" varieties are rated toward the lower end of a 1 through 11 scale, such as 2 through 4, while "non-dormant" varieties are rated toward the upper end of the scale, such as 8 through 11. The number typically identifies the number of cuttings that a farmer might be able to obtain each year.

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

Stevia and the Sweetener Industry

Stevia is a relative newcomer in the estimated over $100 billion global sweetener market. Stevia is a part of the high-intensity sweetener (HIS) market, also known as the non-caloric sweetener market, which is a $2.4 billion segment of the overall market. Although the overall market is still dominated by sugar, sugar substitutes continue to increase in market share as consumer concern over sugar intake increases. The global obesity and diabetes epidemic is expected to drive growth of products like stevia, supported by sugar taxes, which have become prevalent in developed economies. Stevia leaf and its refined products constitute a natural, non-caloric high intensity sweetener, estimated to be 200 to 300 times sweeter than sugar. Its taste has a slower onset and longer duration than that of sugar. It has the advantage of not breaking down with heat, making it more stable for cooking than other sugar alternatives. In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods.

The stevia plant is indigenous to the rain forests of Paraguay and has been used as a sweetener in its raw, unprocessed form for hundreds of years. In recent years, it has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China and the U.S. Currently, the majority of global commercial stevia production occurs in China.

The incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009, when stevia was first introduced as a sweetener alternative to sugar and approved by the FDA as generally regarded as safe. Within the high impact sweetener category, Stevia represented a $423 million market in 2014. Beverages account for 50% of the stevia extract market in 2016, and major soft drink producers have active programs to further develop the use of Stevia in soda. Based on IHS Market projections, from 2016-2021, stevia is expected to grow at 8.1% year-year, with higher growth rates predicted for Europe. While sales of artificial sweeteners, such as aspartame, acesulfame K and sucralose still dominate the high-intensity sweetener market, consumer demand for artificial sweeteners has seen a decline since the introduction of stevia.

Sorghum Industry

Sorghum comes in two types, forage and grain, and is considered one of the indispensable crops in the world. It has traditionally been used for livestock feed, as well as ethanol, but is gaining increasingly in popularity in food products in the U.S. due to its gluten-free characteristics, as well as its antioxidant, high protein, lower fat, high fiber and non-GMO properties. Consequently, grain sorghum is becoming a desired substitute for wheat, rye and barley. Additionally, the pet food industry increasingly utilizes grain sorghum for its nutritional benefits and enhanced digestibility.

Similar to alfalfa, sorghum grows well in poor soil and drought conditions, thanks to its hardiness, market versatility and high-quality seed. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. In Africa, sorghum can be a food staple for human consumption. The majority of the world's sorghum is grown in developing countries, primarily in Africa and Asia

The U.S. Department of Agriculture (the "USDA") projects that world grain sorghum production for 2018/2019 will be approximately 59 million metric tons based on 41.5 million hectares of production. The USDA further projects the 2018/2019 U.S. sorghum crop to encompass 6 million acres (2.4 million hectares) with total production of 375 million bushels of grain sorghum (9.5 million metric tons).

Sunflower Industry

Sunflowers have multiple specialty uses including oil, birdseed and human consumption. Our current sunflower seed focus is on the oil market. Sunflower oil is light in taste and appearance and supplies more Vitamin E than any other vegetable oil. It is a combination of monounsaturated and polyunsaturated fats with low saturated fat levels. The versatility of this healthy oil is recognized by cooks internationally, valued for its frying performance and health benefits. With multiple types of sunflower oils available, it meets the needs of consumer and food manufacturers alike for a healthy and high performance non-transgenic vegetable oil. USDA projects global sunflower seed production for 2018/2019 at 49.9 million tons, up 5 percent from 2017/2018. The sunflower seed oil trade is forecasted to rise, supported by demand in India, the EU, North Africa, and the Middle East.

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

We intend to continue to pursue our strategy to be recognized as the world's preferred provider of seed for forage, grain and specialty crops by:

  increasing distribution into foreign markets through sales in the Middle East, North Africa, Mexico, other Latin American locations and Eastern Europe;

  expanding and improving our domestic distribution channels in both the United States and Australia;

  promoting worldwide the economic advantages of our high-yielding alfalfa seed varieties and our salt-tolerant alfalfa seed varieties;

  expanding our breeding program, in classical breeding and gene editing, in order to develop new products with those characteristics most needed or desired by farmers; and

  expanding our breeding program into crops with historically higher margins, in particular, hybrid sorghum and sunflower seed germplasm.

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

Our Current Alfalfa Seed Products

We have a history of innovation in alfalfa breeding, dating back to the early 1980s when our non-dormant varieties ("S&W varieties") were first introduced to the market. Starting in 2003, our Australian subsidiary, S&W Australia, began a breeding program targeted at creating varieties that maximize seed yields, thereby reducing the cost of seed production. Historically, we differentiated our products by optimizing our varieties for geographical regions that have hot climates and, in the case of S&W varieties, challenging soil conditions such as high-salt content, while maximizing crop yield. Our December 2014 acquisition of DuPont Pioneer's conventional, dormant alfalfa seed varieties built upon our initial 2012 launch into dormant alfalfa seed markets by adding a wide selection of dormant alfalfa seed varieties that are suited for higher elevation and cooler climate conditions. Our current portfolio of alfalfa seed products includes varieties that, depending upon the particular variety, exhibit traits including high yield, muscle (strength in the field), salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance, among other traits sought by farmers who grow forage hay.

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

IVS Varieties

IVS markets both common and certified alfalfa seeds, sourced from growers located in the Imperial Valley of Southeast California. Portions of the alfalfa seed sold by IVS in fiscal 2017 and 2018 were common varieties (i.e., uncertified seed) while the balance consisted of certified CUF (a public variety) and proprietary varieties. The primary proprietary varieties we acquired in the IVS acquisition are LaJolla, Catalina and Saltana. Because GMO alfalfa is not permitted in the Imperial Valley, we are able to rely upon the seed grown in the Imperial Valley, along with seed grown in Australia, to supply customers in regions such as the Middle East and Europe, where GMO products are strictly prohibited.

S&W Australia Varieties

S&W Australia has developed well-known proprietary varieties of alfalfa, such as SuperSonic, SuperNova, SuperStar, SuperCharge, SuperAurora, SuperSequel and SuperSiriver. Since 2003, the varieties developed by S&W Australia have attracted an expanding grower base, and in 2018, S&W Australia accounted for approximately 60% of the total Australian certified proprietary alfalfa seed production. S&W Australia's alfalfa seed varieties are bred to resist disease, exhibit persistence in the field and produce higher yields of both the alfalfa hay forage and alfalfa seed production for our seed growers. S&W Australia's proprietary varieties exhibit superior seed yield capability compared to traditional non- proprietary alfalfa varieties in Australia, with the most recent varieties showing the highest seed yields. Forage yields of the older S&W Australia proprietary varieties are at least equivalent to traditional non-proprietary varieties, and the forage yields of the more recent S&W Australia varieties are even better. All of S&W Australia's proprietary alfalfa varieties, excluding SuperAurora, have FD ratings of 8-9 and therefore achieve optimum growth and forage production in Mediterranean to desert climates.

S&W Australia's breeding program includes a number of initiatives addressing semi-dormant and highly non-dormant alfalfa varieties and tropical alfalfa seed varieties.

Additionally, S&W Australia has a breeding and production platform of proprietary white clover varieties, including SuperHuia, SuperLadino, SuperHaifa and SuperHaifa II. In fiscal 2018, clover sales represented approximately 8.1% of S&W Australia's total seed sales and a nominal amount of our total consolidated sales. S&W Australia's white clover varieties are used for forage and ornamentation.

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

We continue to evaluate our options with respect to incorporating biotechnology into our alfalfa seed traits and the resulting impact on our business strategy and operations. In April 2013, we entered into a license agreement with Forage Genetics International, LLC, a subsidiary of Land O' Lakes, Inc. ("FGI") to develop and commercialize seed varieties that incorporate proprietary traits, including the Roundup Ready® trait. This agreement further documented and formalized our previously announced collaboration with FGI and Monsanto to develop genetically modified versions of certain of our proprietary alfalfa varieties. This development of biotech seed varieties consists of several phases including greenhouse work and field trials to confirm agronomic performance and trait efficiency of each developed variety. Recently we have undertaken a new commercial license for both Roundup Ready and HarvXtra alfalfa with FGI and we have entered into a variety-specific license agreement with them for a Roundup ready alfalfa variety.

In December 2014, we also entered into a Contract Alfalfa Production Services Agreement with DuPont Pioneer, whereby we produce alfalfa seed of commercial DuPont Pioneer varieties containing the Roundup Ready® gene. These varieties are exclusive to DuPont Pioneer and accordingly, we do not produce them for or sell them to any other customer. In August 2018, we entered into an amendment to this Production Services Agreement which extended the maturity date through May 31, 2019. If the Production Services Agreement terminates, DuPont Pioneer would be free to pursue alternative production arrangements for the GMO-traited varieties, and DuPont Pioneer's minimum purchase commitments to us under our separate distribution agreement would be materially reduced.

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

S&W Australia Processing

S&W Australia's growers contract directly with independent mills in the southeast region of Southern Australia for the cleaning and preparation of S&W Australia's varieties.

The S&W Australia growers are required to deliver seed that meets S&W Australia's processing specifications, based on international and domestic certification standards. In a typical year, approximately 90-95% of product received from the growers meets S&W Australia's specifications.

In June 2016, S&W Australia's new packaging facility in Keith, South Australia gained final accreditation to become fully operational. In this state-of-the-art facility, S&W Australia bags and labels its seed varieties and stores the inventory pending sale. We expect to pack over half of the S&W Australia seed at the Keith facility and consequently, we will be less reliant on third party processors to provide this function.

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

We currently are collaborating with Calyxt, Inc. (Nasdaq CLXT) to research, develop, produce and commercialize alfalfa seed products involving next generation gene editing technology on our elite alfalfa seed genetics. The goal of this collaboration is to create novel traits that are currently classified as non-GMO, which ultimately can be incorporated into our seed varieties. We believe this relationship is starting to deliver meaningful product developments, however, we do not expect to see a material impact on our revenue for at least two years, if ever. However, this biotech initiative demonstrates our willingness and ability to expand our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program.

Sales, Marketing and Distribution

S&W Sales and Marketing

Historically, we primarily sold high quality proprietary "non-dormant" seed varieties to those parts of the world with hot, arid climates. Our primary geographical focus for non-dormant seed is the Middle East, North Africa, and Mexico although we currently sell to customers in a broad range of areas, including the Western U.S., South America, and Southern Africa, as well as other countries with Mediterranean climates. Unlike cooler climates, the geographic areas on which we have historically concentrated are able to sustain long growing seasons and therefore alfalfa growers can benefit from our high-yielding, non-dormant varieties. In recent periods, we have expanded geographically into colder climates where our more recently-acquired dormant varieties thrive. Our customers are primarily our distributors and dealers. Our distributors and dealers, in turn, sell to farmers, consisting primarily of dairy farmers, livestock producers and merchant hay growers.

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

Through our distributors, our primary export market historically had been Saudi Arabia and to a lesser extent, certain other Middle Eastern and North African countries. The overall international sales mix changed beginning in fiscal 2013 with our acquisition of S&W Australia in South Australia. In recent years, in addition to sales to Saudi Arabia and Australia, we have been selling to customers in Sudan, Morocco, Egypt and Libya, and to customers in other regions of the world, including Latin America, (Argentina and Mexico) and South Asia (Pakistan), both of which we view as important regions for potential expansion. In total, we sell our alfalfa seed varieties in approximately 30 countries throughout the world.

Domestic seed marketing is based primarily upon the dormancy attributes of our varieties as suited to climates in target markets. Prior to the DuPont Pioneer acquisition, we marketed our alfalfa seed, which consisted primarily of non-dormant varieties, in California, Arizona, New Mexico, Texas and Nevada. We slowly began broadening our domestic geographic reach beginning in fiscal 2013, with our first sales of dormant alfalfa seed, and significantly expanded in fiscal 2015 following the acquisition of DuPont Pioneer's dormant alfalfa seed assets. In connection with that acquisition, we entered into a distribution agreement with DuPont Pioneer pursuant to which we became the sole supplier, subject to certain exceptions, of certain alfalfa seed products for sale to customers by DuPont Pioneer through September 2024. In fiscal 2018, DuPont Pioneer accounted for approximately 62% of our revenue. Given its historical market share in the sale of dormant alfalfa seed, we expect sales to DuPont Pioneer to be a significant portion of our annual sales throughout the term of the distribution agreement. A disruption in this relationship could have a material adverse impact on our results of operations and financial condition.

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

In fiscal 2018, sales to domestic customers increased as a percentage of our total sales, primarily as a result of reduced sales to customers in Saudi Arabia. Sales into international markets accounted for 35% in fiscal 2018 versus 45% in fiscal 2017.

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

S&W Australia Sales and Marketing

S&W Australia sells a majority of its proprietary alfalfa seed (approximately 70-90% of its total sales per year) into Saudi Arabia, the United States and Argentina. S&W Australia sells the bulk of its proprietary clover seed to China, Europe and the U.S. Similar to S&W Seed, S&W Australia has historically relied upon a network of distributors to market and sell its products.

In marketing its products, S&W Australia's initial impetus was to gain market penetration through the sale of improved versions of proven varieties (e.g., SuperSiriver and SuperAurora) in the market place at competitive pricing. Subsequently, S&W Australia launched additional varieties such as SuperSonic. S&W Australia utilizes a variety of distribution strategies. Through distribution arrangements, S&W Australia's proprietary varieties are marketed directly as S&W Australia brands or under customer brand labels, and strategic allocations of full and partial exclusivity rights are made in specific countries and geographical regions to incentivize distributors to establish markets for S&W Australia products.

Alfalfa Seed Production

As of the end of our 2018 fiscal year, we have alfalfa seed production capabilities in California and most of the other states in the Western United States, including higher elevations and colder climatic regions where dormant alfalfa seed is produced, the Canadian provinces of Alberta, Manitoba and Saskatchewan and in the Australian States of South Australia, Victoria, and New South Wales.

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

As of June 30, 2018, we had contracts with several hundred growers in the Western United States and Canada. Generally, we enter into contracts to produce alfalfa seed, which is typical industry practice. Our normal contracts with U.S. growers range from one to three years, include a price for the seed that is determined annually and that generally do not vary from grower to grower or variety to variety. Under these contracts, we pay our growers based on the weight of cleaned and processed seed. The growers' contracts that we acquired in connection with the DuPont Pioneer acquisition were primarily for production in the Pacific Northwest and Canada. The terms of these contracts are similar in substance to the contracts we have historically entered into with the S&W grower base. Because a key to our success as a business is to have the product mix required by our customers, aligning the growers' production plan to the anticipated purchase needs of our customers is a challenge on which management has focused considerable efforts in recent periods, with increasing success.

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

S&W Australia Production

As of June 30, 2018, S&W Australia had contracts with approximately 150 individual growers in Western Victoria, South Australia and New South Wales to grow its alfalfa seed varieties on a total of approximately 20,000 irrigated and 8,000 non-irrigated acres. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere and is harvested annually, in March through early May.

Under its current form of S&W Australia alfalfa seed production agreement, S&W Australia provides foundation seed to each grower and grants each grower a license to use its seed for the purpose of production of seed for sale to S&W Australia. Each grower is responsible for all costs of the crop production. Title in the produced seed passes to S&W Australia upon it being certified compliant; and, if the seed is not compliant, title will only pass to S&W Australia upon S&W Australia's further agreement to purchase the non-compliant seed. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover seed, and the payment amounts are based upon an estimated budget price ("EBP") for compliant seed. EBP is a forecast of the final price that S&W Australia believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the EBP to the grower based on a percentage of the pre-cleaning weight. Following this initial payment and prior to the final payment, S&W Australia will make a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" (high quality) alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which S&W Australia sells the pooled seed and other costs incurred by S&W Australia. Accordingly, the total price paid by S&W Australia to its grower may be more or less than the EBP. S&W Australia's seed production agreements for alfalfa provide for an initial term of seven years and an optional renewal term of three years. S&W Australia's seed production agreements for white clover provide for an initial term of two years and an optional renewal term of one year. Historically, S&W Australia has not required its growers to harvest seed in every year under the seed production agreement. Some growers have elected to have non-harvest years, and their alfalfa is cut for hay or used for grazing instead of being harvested for seed production.

Seasonality

We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. However, our alfalfa seed business is seasonal.

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

Clover Production and Distribution

In addition to its core business of producing and selling alfalfa seed, S&W Australia also operates a small white clover and annual clover production and distribution business. S&W Australia's white clover varieties are bred for winter activity, while the annual clover is particularly adapted to a variety of soil types ranging from sandy to heavy clays, which can be farmed under irrigation or under dry conditions. S&W Australia leverages its production, processing and distribution channels to also make available a total of five clover seed varieties. S&W Australia's clover seed is sold primarily in Europe, China, Argentina and Australia.

SV Genetics Crops - Expansion into Complementary Crops

In May 2016, we acquired the assets and business operations of SV Genetics, based in Queensland, Australia. Since 2006, SV Genetics has been in the business of breeding, selling and licensing hybrid sorghum and sunflower seed germplasm. We see this acquisition as an opportunity to leverage the worldwide research, production and distribution platforms we have built over the decades in alfalfa seed with the addition of complementary new crops that are consistent with our strategy to be the world's preferred provider of proprietary seed for forage, grain and specialty crops. As a result of the acquisition, we currently license proprietary seed genetics and sell parent seed to local-market production/distribution partners. The licensees produce hybrid seed using the SV Genetics and pay a royalty on the seed produced and sold. We acquired licensing agreements with 14 different partners under which we provide grain sorghum, forage sorghum and sunflower genetics in approximately ten locations throughout the world, including Australia, Argentina, Brazil, Bolivia, China, Europe, Pakistan, South Africa, Ukraine and the United States. In addition to licensing, SV Genetics also engages in the production and selling of commercial varieties to international customers.

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

In our breeding program, we have identified stevia plant lines that we believe grow to heights and plant mass that compare favorably to the results for stevia plants grown in China and Paraguay, which have historically been the primary regions for growing stevia. Our lines contain high overall steviol glycosides, including Reb A, Reb B and Reb C as well as other minor glycosides. We conduct extensive high-pressure liquid chromatography ("HPLC") sample testing of stevia plants under development and make further selections and crosses of these plants based upon test results. The goal is to develop a stevia plant with an inherently pleasant taste profile, a large and hardy plant mass high levels of desirable stevia glycosides.

We are focused on developing our proprietary stevia germplasm into commercial varieties. Towards that end, we have been granted four patents by the U.S. Patent and Trademark Office ("USPTO") for unique stevia plant varieties. As our breeding program produces new lines, we plan to file additional patent applications in the future.

Two of the patents cover lines that have been developed with a pleasing taste profile, thereby enabling the resulting dried leaf to be consumed directly. At the present time, farmers are conducting trials with this variety. If these trials yield satisfactory results, we expect to develop a farmer based production system that may include payment of a royalty calculated as a percent of the gross sales.

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

S&W Australia registers its varieties under the Australian Plant Breeder's Rights Act 1994 (Cth) (the "PBR Act"). Currently the varieties SuperSequel, SuperSiriver, SuperAurora, SuperSonic, SuperStar, SuperSiriver II, SuperNova, SuperLadino, SuperHuia and SuperHaifa are protected under the PBR Act. Seed from varieties with plant breeder's rights ("PBR") protection can only be bought from the PBR registrant, commercial partner, licensee or an agent authorized by the registrant. Exceptions exist for use of a PBR variety, including for private and non- commercial purposes, for experimental purposes, and for breeding other plant varieties. PBR protections last for 20 years in Australia in respect of registered plant varieties, and generally for 20 years in other member countries of the International Union for the Protection of New Varieties of Plants ("UPOV"), an international convention concerning plant breeder's rights. There are currently more than 70 countries that are members of the UPOV.

S&W Australia has licensed production and marketing rights of several of its varieties in exchange for royalties.

In addition to PBR and licensing arrangements, S&W Australia controls dissemination of its proprietary lines by including a demand right in its form of seed production agreement for the return of unused foundation seed if a grower fails to propagate the seed within 60 days after the grower's acquires it.

We are also continuing to develop proprietary stevia lines for which we have been granted four patents by the USPTO. It is our intention to continue building our patent portfolio of proprietary stevia lines developed through the efforts of our stevia breeding program.

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

Competition

Competition in the alfalfa seed industry both domestically and internationally is intense. We face direct competition by other seed companies, including small family- owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

Our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O' Lakes, Inc.), Alforex Seeds (a subsidiary of Corteva), and Pacific International Seed Company, Inc. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

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

In addition to our competitors, S&W Australia's principal regional competitors in the proprietary alfalfa seed market are Heritage Seeds Pty. Ltd., PGG Wrightson Seeds Ltd, Naracoorte Seeds Pty. Ltd., Pasture Genetics Pty Ltd (formerly Seed Distributors Pty. Ltd.) and various other minor companies compete with S&W Australia through sales of Siriver, a common alfalfa variety. S&W Australia also faces competition from lower value alfalfa seed produced in the European Union and, to a lesser extent, Argentina. S&W Australia faces similar competitors in its proprietary white clover business. These companies compete with S&W Australia for acres and in sales by selling Haifa, a common white clover variety. Competitively priced white clover is also produced and sold from the European Union, USA, and New Zealand.

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

Our Australian operations are subject to a number of laws that regulate the conduct of business in Australia, and more specifically, S&W Australia's agricultural activities. Laws regulating the operation of companies in Australia, including in particular the Corporations Act 2001 (Cth) are central to S&W Australia's corporate actions and corporate governance issues in Australia. Competition laws and laws relating to employment and occupational health and safety matters are also of fundamental importance in the Australian regulatory environment. These include the Competition and Consumer Act 2010 (Cth), the Fair Work Act 2009 (Cth), the Work Health and Safety Act 2012 (SA) and related regulations. Notably Australian employment laws are much more favorable to the employee than U.S. employment laws.

S&W Australia's intellectual property rights in Australia are protected and governed by laws relating to plant breeder's rights, copyright, trademarks, the protection of confidential information, trade secrets and know-how. These include the PBR Act, the Copyright Act 1968 (Cth), the Trade Marks Act 1995 (Cth) and related regulations.

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

Research and Development

R&D for the year ended June 30, 2018 totaled $3,887,723 compared to $3,032,112 in the year ended June 30, 2017.

Employees

As of September 20, 2018, S&W had 79 full-time employees, of which 18 are employed by S&W Australia. We also employ 5 part-time employees, of which 4 are S&W Australia employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. We bought out the former partners beginning in June 2008, incorporated in October 2009 in Delaware, and completed the buyout of the general partners in May 2010. We reincorporated in Nevada in December 2011.

In April 2013, we, together with our wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd "S&W Holdings"), consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation ("SGI"), from SGI's shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd ("S&W Australia").

Our Contact Information

Our principal business office is located at 106 K Street, Suite 300, Sacramento, CA 95814, and our telephone number is (559) 884-2535. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only.

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

We expect that the majority of our revenue will continue to be generated from our alfalfa seed business for the foreseeable future. Our alfalfa seed business is seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income (loss) on a quarterly basis.

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

We rely upon a small group of customers for a large percentage of our net revenue. One customer, DuPont Pioneer, accounted for 62% of our fiscal 2018 revenue. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) will terminate on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020. We expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

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

S&W Australia relies on a pool of approximately 150 Australian growers to produce its proprietary seeds. Each grower arrangement is typically made for a term of seven to ten harvests. Although S&W Australia's grower pool is diversified, it is not without risks. Adverse agronomic, climatic or other factors could lead to grower exodus and negatively impact S&W Australia's revenue if S&W Australia does not otherwise have sufficient seed inventory available for sale.

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

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to hay and dairy farmers who grow hay for dairy cattle and other livestock. Due to the nature of the alfalfa seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. For example, in large part due to decreased sales to the Saudi Arabia markets, our inventory levels as of June 30, 2016, 2017 and 2018 were $21.8 million, $31.5 million, and $60.4 million, respectively. It may be difficult for us to dispose of all of our inventory on commercially reasonable terms, or at all, and we may need to record an impairment charge for a portion of this inventory in subsequent fiscal periods. Any such impairment charge or any failure to sell inventory on commercially reasonable terms could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

On the other hand, if we underestimate demand, we may not be able to satisfy our dealers and distributors' demand for alfalfa seed, and thus damage our customer relations and end-user loyalty. Our failure to estimate end users' future needs and to match our production to the demand of our customers may adversely affect our business, financial condition and results of operations.

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

Although payment terms for our seed sales generally are 90 to 120 days, we regularly extend credit to our largest international customer, Sorouh, and to other international customers up to 180 days. Sales of our alfalfa seed varieties to Sorouh and to other international customers represented a material portion of our revenue in historical periods and we expect that we will continue to extend credit in connection with future sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive than pursuing similar claims in the United States. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Historically, sales to customers in Saudi Arabia have represented a significant portion of our revenue. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. As a result of the continued decrease in sales to our customers in Saudi Arabia, we have experienced a material decline in revenue and earnings. Given the foregoing regulatory uncertainty, there may be a continued depressed demand from our customers in Saudi Arabia, and, in the absence of sales growth in other regions and other products, we may experience a further material decline in revenue and earnings.

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

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and our Chief Marketing and Technology Officer, as well as certain other employees, any employee could leave our employ at any time if he or she chose to do so. We do not carry "key person" insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

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

In connection with any such transactions, we may also issue equity securities, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position and negatively affect the price of our stock.

For example, on September 5, 2018, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Novo Advisors (f/k/a Turnaround Advisory Group Inc.), solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., a Delaware corporation (together with certain of its subsidiaries and affiliates in receivership, "Chromatin") (the "Receiver"). Pursuant to the Asset Purchase Agreement, we agreed to purchase substantially all of Chromatin's assets, as well as assume certain contracts and other liabilities of Chromatin (collectively, the "Chromatin Acquisition"), for a purchase price of $23.0 million. On September 14, 2018, we entered into an updated Asset Purchase Agreement with the Receiver to reflect updated terms and conditions of the Chromatin Acquisition, including a purchase price of $26.5 million. To fund the Chromatin Acquisition, cover transaction expenses and provide additional working capital, we entered into a Securities Purchase Agreement (the "September SPA") with MFP Partners, L.P. ("MFP"), pursuant to which we agreed to sell and issue to MFP 1,607,717 shares of common stock of the Company (the "Common Shares") for approximate gross proceeds of $5.0 million at an initial closing (the "Initial Closing") and, subject to the satisfaction of certain conditions, 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company ("Preferred Shares") for aggregate gross proceeds of $22.5 million at a second closing (the "Second Closing"), each in a private placement. The Initial Closing was completed on September 5, 2018.

We cannot guarantee that the Chromatin Acquisition will be consummated as expected, or at all. In addition, there can be no assurance we will achieve the revenues, growth prospects and synergies expected from this acquisition, our prior acquisitions or any future acquisitions, or that we will achieve such revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.

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

S&W Australia's alfalfa seed grower pool is dependent on a limited number of milling facilities to process its seed, with particular dependence on a dominant operator whose commercial interests may be adverse to S&W Australia.

Only five milling facilities are regularly used by S&W Australia's grower pool to clean and process S&W Australia seed. Should one or more of these facilities become unusable, there could be a significant effect on S&W Australia's ability to get its Australian seed to market in a timely manner or at all. S&W Australia's growers use Tatiara to process approximately 70% of the seed grown for S&W Australia. The owner of Tatiara has begun to sell his own common seed and is now a competitor of S&W Australia. This competing seed business creates a potential conflict of interest for Tatiara in the care and handling of S&W Australia's product and could impact S&W Australia's ability to have seed available to sell on the time schedule required by our customers.

S&W Australia is thinly capitalized and may become dependent upon us for financing.

Because S&W Australia has relatively little net working capital, it is substantially dependent upon its credit arrangement with National Australia Bank Ltd ("NAB") to purchase its seed inventory. If S&W Australia breaches its credit arrangement in the future or other reasons cause this credit arrangement to become unavailable to S&W Australia, S&W Australia may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on S&W Australia's NAB credit facility. S&W Australia's financial dependency upon us could have a negative adverse effect upon our financial condition.

S&W Australia is dependent on a pool of seed growers and a favorable pricing model.

S&W Australia relies on a pool of approximately 150 Australian contract growers to produce its proprietary seeds. In this system, growers contract with S&W Australia to grow S&W Australia's seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon an estimated budget price, or EBP, for compliant seed. EBP is a forecast of the final price that S&W Australia believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower's delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the EBP to the grower based on pre-cleaning weight. Following this initial payment and prior to the final payment, S&W Australia makes a series of scheduled progress payments and, if applicable, a bonus payment for "first grade" alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which S&W Australia sells the pooled seed and other costs incurred by S&W Australia. Accordingly, the total price paid by S&W Australia to its growers may be more or less than the EBP. This arrangement exposes S&W Australia's business to unique risks, including, the potential for current growers to make collective demands that are unfavorable to S&W Australia and the potential for our competitors to offer more favorable terms for seed production, including fixed (instead of variable) payment terms.

S&W Australia's reliance upon an estimated purchase price to growers could result in changes in estimates in our consolidated financial statements.

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

We may find it necessary or advisable to raise additional capital in the future, whether to enhance our working capital, to repay indebtedness, to fund acquisitions or for other reasons. If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all, may be dilutive to our existing stockholders, if in the form of equity financing, or may contain restrictions on the operation of our business, if in the form of debt financing. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a large percentage of our sales outside the United States in fiscal year 2018, including those of S&W Australia, were principally to customers in the Middle East, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders' equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop new traits, seeds, seedlings, processes or technologies that customers or end users determine are better than our existing products, such developments could adversely affect our competitive position. In addition to patent protection for some of our alfalfa seed varieties that we acquired from DuPont Pioneer, the USPTO has granted us patents covering stevia plant varieties SW201 and SW227 for the fresh and dry leaf market and varieties SW107 and SW 129 for the commercial processing market. We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know- how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, we guard our proprietary property by exercising a high degree of control over the alfalfa seed supply chain from our S&W varieties, as well as over our stevia material, while our newly-acquired hybrid sorghum and sunflower seed varieties are made available pursuant to licensing arrangements that reasonably safeguard our ownership and control of our intellectual property. In Australia, S&W Australia has secured protection under the PBR Act for its most popular varieties.

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

DuPont Pioneer was our largest customer in fiscal 2018. Our distribution agreement with DuPont Pioneer limits our ability to otherwise sell the specific varieties of dormant alfalfa seed we supply to DuPont Pioneer in the sales territory covered by DuPont Pioneer. The DuPont Pioneer sales territory includes the United States, Europe and many other of the principal dormant alfalfa seed markets. In these markets, our ability to sell the specified varieties through distribution channels other than DuPont Pioneer is limited to certain blended, private label and variety not stated forms and cannot exceed a specified percentage of DuPont Pioneer's demand. As result of these limitations, sales to DuPont Pioneer represent and, for the foreseeable future will continue to represent, the majority of our sales of dormant alfalfa seed. Any decline in DuPont Pioneer's demand for our dormant alfalfa seed products will have a material adverse effect on our results of operations.

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

  GMO-Traited Varieties. Our December 2014 acquisition of DuPont Pioneer's conventional dormant alfalfa varieties contemplated a potential subsequent acquisition of DuPont Pioneer's GMO-traited alfalfa varieties and provided for an interim production agreement under which we produced those GMO-traited varieties for DuPont Pioneer. We did not (and do not expect to) complete the acquisition of DuPont Pioneer's GMO-traited alfalfa varieties. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) will terminate on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020.

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

Under our distribution agreement with DuPont Pioneer, we were committed to sell dormant alfalfa seed at initial fixed prices that can only increase by up to a fixed percentage per year by variety. Although DuPont Pioneer has agreed to discuss in good faith an increase in the fixed maximum percentage price increase cap for any sales year in which an increase in grower compensation costs due to changes in market conditions cause our total production costs to increase at a percentage exceeding the amount of the cap, we cannot be certain that any such discussions will result in additional pricing flexibility for us. If our grower compensation costs or other productions costs increase at a rate greater than the fixed maximum percentage increase per year, our profit margins would erode, and we could potentially be required to sell product at a loss. Any such change in our cost structure would have a material adverse effect on our results of operations.

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

Risks Related to our Financial Position and Investment in Our Securities

Raising additional capital may cause dilution to our stockholders or restrict our operations.

From time to time, we expect to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.

For example, on September 5, 2018, we entered into the September SPA with MFP and issued 1,607,717 shares of common stock at the Initial Closing, and are obligated to issue 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company for aggregate gross proceeds of $22.5 million at the Second Closing. As a result of the Initial Closing, our investors other than MFP experienced dilution of their ownership interests. If the Second Closing is completed, our investors will experience further dilution.

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

Our board of directors is authorized by our articles of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. For example, we are obligated to issue shares of preferred stock in the Second Closing of our September 2018 financing and the terms of such shares of preferred stock provide for a liquidation preference. If these shares of preferred stock are not converted into shares of common stock, they could subordinate your holdings to the higher priority rights of the holders of shares of such preferred stock. In addition, each share of the preferred stock is, following satisfaction of certain conditions, into 1,000 shares of common stock, and this conversion could cause further dilution to the existing holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our material properties:

Location	Size	Primary Use	Leased or Owned

Arlington (Columbia County), Wisconsin	25 acres	Alfalfa research and development	Owned by S&W

Drayton, Queensland	3,068 sq. ft.	Sunflower and sorghum research and development facilities	Leased by S&W Australia

Five Points (Fresno County), CA	5 acres	Milling facilities	Owned by S&W

Kern County, CA	584 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W

Keith, South Australia	8.2 acres	Processing facility	Owned by S&W Australia

Keith, South Australia	38 acres	Research farm	Leased by S&W Australia

Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	16 acres	Milling facilities	Owned by S&W

Nampa (Canyon County), Idaho	8,000 sq. ft.	Production warehouse storage	Leased by S&W

Nampa (Canyon County), Idaho	7,500 sq. ft.	Production warehouse storage	Leased by S&W

Sacramento (Sacramento County), CA	4,885 sq. ft.	Corporate headquarters for S&W	Leased by S&W

Stirling, South Australia	1,690 sq. ft.	Corporate headquarters for S&W Australia	Leased by S&W Australia

We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol "SANW." The following table sets forth the range of high and low sales prices per share of common stock as reported on Nasdaq for the periods indicated. The closing price of our common stock on September 17, 2018 was $3.05.

	High	Low
Year Ended June 30, 2017
First Quarter	$5.14	$4.24
Second Quarter	5.35	4.25
Third Quarter	5.00	4.15
Fourth Quarter	5.20	3.80

Year Ended June 30, 2018
First Quarter	$4.20	$2.90
Second Quarter	4.00	2.90
Third Quarter	4.40	3.30
Fourth Quarter	3.80	3.05

Holders

As of September 17, 2018, we had 25,956,252 shares of common stock outstanding held by 35 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2018 fiscal year that have not been previously reported on a Current Report on Form 8-K.

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

Executive Overview

Founded in 1980 and headquartered in Sacramento, California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having been granted four patents by the U.S. Patent and Trademark Office.

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

  expanding our sales geographically both through the expansion of our product offerings to make available product needed in regions we historically did not cover and through an expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program focused on the potential development of new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

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

  the acquisition of Imperial Valley Seeds, Inc. ("IVS") in October 2012, which enabled us to expand production of non-GMO seed into California's Imperial Valley, thereby ensuring a non- GMO source of seed due to the prohibition on GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

  the acquisition of a portfolio of dormant alfalfa seed germplasm in August 2012 to launch our entry into the dormant market;

  the acquisition of the leading local producer of non-dormant alfalfa seed in South Australia, S&W Seed Company Australia Pty Ltd (f/k/a Seed Genetics International Pty Ltd, "S&W Australia") in April 2013, which greatly expanded our production capabilities and geographic diversity;

  the acquisition of the alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from DuPont Pioneer in December 2014 (the "Pioneer Acquisition"), thereby substantially expanding upon our initial entrance into the dormant alfalfa seed market that began in 2012 and enabling us to greatly expand our production and research and product development capabilities;

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

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics as well as our April 2018 acquisition of a portfolio of sorghum germplasm signals management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

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

We continue to have a long-term distribution agreement with DuPont Pioneer regarding conventional (non GMO) varieties, the term of which extends into 2024. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020. Although the production agreement will terminate on May 31, 2019, the Company expects that the DuPont Pioneer distribution agreement will continue to be a significant source of the Company's annual revenue through December 2024.

We are in discussions with DuPont Pioneer regarding the orderly transition of activities previously conducted by us under the production and research agreements (relating to GMO-traited varieties), as well as the possibility of certain ongoing commercial relationships between us relating to GMO-traited varieties, among other things.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a substantial majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. In late fiscal year 2016, we began that expansion with the acquisition of the hybrid sorghum and sunflower business and assets of SV Genetics. Revenue from the SV Genetics germplasm will be primarily derived from the sale of sorghum and sunflower seed as well as royalty-based payments set forth in various licensing agreements.

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

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-28 years for buildings, 3-20 years for machinery and equipment and 3-5 years for vehicles.

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense primarily consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on S&W Australia's credit facilities, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer Acquisition which was paid off on December 1, 2017, and our newly issued secured promissory notes with Conterra Agricultural Capital, LLC ("Conterra").

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

Results of Operations

Fiscal Year Ended June 30, 2018 Compared to the Fiscal Year Ended June 30, 2017

Revenue and Cost of Revenue

Revenue for fiscal year ended June 30, 2018 was $64,085,510 compared to $75,373,810 for the year ended June 30, 2017. The $11,288,300 decrease in revenue for the fiscal year ended June 30, 2018 was primarily due to a decrease of sales to the Saudi Arabia markets of approximately $10.6 million. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage.

Sales into international markets represented 35% and 45% of revenue during the years ended June 30, 2018 and 2017, respectively. Domestic revenue accounted for 65% and 55% of our total revenue for the years ended June 30, 2018 and 2017, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributable to reduced sales to customers in Saudi Arabia.

We recorded sales of approximately $39.5 million from our distribution and production agreements with DuPont Pioneer during the year ended June 30, 2018, which was an increase of $2.6 million from the prior year amount of $36.9 million. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020. Although the production agreement will terminate on May 31, 2019, we expect sales to DuPont Pioneer under our distribution agreement will continue to represent a significant portion of our domestic sales, as well as overall sales, through December 2024.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2018		2017
United States	$41,662,556	65%	$41,505,305	55%
Mexico	4,932,105	8%	4,749,315	6%
Sudan	3,178,039	5%	2,747,923	4%
Argentina	2,748,492	4%	2,881,050	4%
Peru	1,844,898	3%	1,230,999	2%
Saudi Arabia	1,461,368	2%	12,055,276	16%
Australia	1,242,957	2%	1,882,899	2%
Italy	938,252	1%	151,415	0%
Libya	936,423	1%	158,500	0%
South Africa	802,629	1%	1,190,789	2%
Other	4,337,791	8%	6,820,338	9%
Total	$64,085,510	100%	$75,373,810	100%

Cost of revenue of $49,332,052 for the year ended June 30, 2018 was 77.0% of revenue, while the cost of revenue of $59,232,846 for the year ended June 30, 2017 was 78.6% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue as well as a reduction in product costs.

Total gross profit margin for the fiscal year ended June 30, 2018 was 23.0% compared to 21.4% in the prior year. The increase in gross profit margins was primarily due to product sales mix during the current year where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer which are higher margin sales. Additionally, the product costs of proprietary seed are lower in the current year due to more favorable production contracts and arrangements.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the year ended June 30, 2018 totaled $10,503,020 compared to $11,794,024 for the year ended June 30, 2017. The $1.3 million decrease in SG&A expense versus the prior year was primarily due to a decrease in stock-based compensation of $660,852, a decrease in bad debt expense of $370,610 as well as other expense reductions. As a percentage of revenue, SG&A expenses were 16.4% in the year ended June 30, 2018, compared to 15.6% in the prior year.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2018 totaled $3,887,723 compared to $3,032,112 for the year ended June 30, 2017. The $855,611 increase in research and development expense versus the prior year is driven by additional investment in our hybrid sorghum and sunflower programs as well as our stevia program. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2018 was $3,439,287 compared to $3,325,743 for the year ended June 30, 2017. Included in the amount was amortization expense for intangible assets, which totaled $2,124,333 for the year ended June 30, 2018 and $2,223,909 for the year ended June 30, 2017. The $113,544 increase in depreciation and amortization expense over the prior year is primarily driven by additional depreciation expense associated with fixed asset additions.

Impairment Charges

We did not record an impairment charge during the year ended June 30, 2018. During the year ended June 30, 2017, we recorded an impairment charge of $319,001. The impairment charge related to the carrying value of certain stand establishment assets which were deemed impaired and uncollectible from a certain sub-leasee.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $12,584 for the year ended June 30, 2018 compared to a loss of $1,388 for the year ended June 30, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expiration of the down-round price protection provision. We recorded a non-cash change in derivative warrant liability gain of $431,300 in the year ended June 30, 2018 compared to a gain of $1,517,500 in the year ended June 30, 2017. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014.

Change in Contingent Consideration Obligations

The contingent consideration obligations are considered level 3 fair value financial instruments and will be measured at each reporting period. There was no contingent consideration obligation expense during the year ended June 30, 2018. The $231,584 charge to change in contingent consideration obligations expense for the year ended June 30, 2017 represented the increase in the estimated fair value of the contingent consideration obligations during that respective period due to the decrease in the present value discount factor used to estimate the fair value of the contingent consideration obligations.

Loss on Equity Method Investment

Loss on equity method investment totaled $0 and $144,841 for the years ended June 30, 2018 and 2017, respectively. The loss in the prior year represented our 50% share of losses incurred by our joint corporation (S&W Semillas S.A.) in Argentina. Our carrying value in the equity method investee company was reduced to zero in fiscal 2017, accordingly, no further losses will be recorded in our consolidated financial statements related to this equity method investment.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2018 was $169,045 compared to $1,176,023 for the year ended June 30, 2017. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property and equipment notes with Conterra. The expense in the prior year represents the amortization of the debt discount, beneficial conversion feature and debt issuance costs associated with the convertible debentures issued December 31, 2014 and the debt issuance costs associated with our KeyBank working capital facility. As of March 1, 2017, the convertible debentures have been fully retired and accordingly, the amortization of debt discount associated with the convertible debentures is complete.

Interest Expense

Interest expense for the year ended June 30, 2018 totaled $1,863,288 compared to $1,324,945 for the year ended June 30, 2017. Interest expense for the year ended June 30, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, and the new secured property and equipment loans entered into in November 2017. Interest expense for the year ended June 30, 2017 primarily consisted of interest incurred on the convertible debentures issued on December 31, 2014, on the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer Acquisition and the working capital credit facilities with KeyBank and NAB. The $538,343 increase in interest expense for the year ended June 30, 2018 is primarily driven by $592,128 of interest on the secured property and equipment loans as well as higher interest rates on the working capital credit facilities partially offset by a $150,000 reduction in interest expense from the pay-off of the DuPont Pioneer note and a $168,769 reduction in interest expense from the pay-off of the convertible debentures.

Provision for Income Taxes

Income tax expense totaled $143,049 for the year ended June 30, 2018 compared to income tax expense of $7,627,705 for the year ended June 30, 2017. Our effective tax rate was (3.1%) for the year ended June 30, 2018 compared to 181.9% for the year ended June 30, 2017. The decrease in our effective tax rate for the year ended June 30, 2018 was primarily attributable to the full valuation allowance recorded against substantially all of our deferred tax assets in the year ended June 30, 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we did record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes. The write down of these assets cannot be assumed and thus, the deferred tax liability created by the difference in the basis in these assets for financial reporting and tax purposes cannot be used as a source of taxable income against our deferred tax assets. The increase in the deferred tax liability due to the yearly tax amortization on these intangible assets is recorded as income tax expense. We also analyzed additional information related to our tax return filings in the third quarter of fiscal 2018. To the extent that differences arise between the filed tax returns and the estimates of tax return filings that are completed during the preparation of the prior year financial statements, these differences are generally recorded in the quarter that they arise and are commonly referred to as provision to return adjustments. Such adjustments related to our Australian tax return filings also generated additional income tax expense for the year ended June 30, 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year.  Our blended federal rate is 27.6%. As a result of the new law, we have concluded that our deferred tax assets will need to be revalued. Our deferred tax assets represent a reduction in corporate taxes that are expected to be paid in the future. As a result of the Tax Act, we have estimated a reduction to the value of our deferred tax assets which is almost entirely offset by a reduction to our valuation allowance for the year ended June 30, 2018.  The net impact of the decrease to both the deferred tax assets and the valuation allowance will be a remeasuring of our net deferred tax liability associated with indefinite lived intangibles for which we cannot predict a reversal into taxable income. In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  We have recognized the provisional tax impacts related to deemed repatriated earnings, the potential impact of new section 162(m) rules on our deferred tax balances, and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended June 30, 2018.  The aforementioned provisional amounts are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the Securities and Exchange Commission or the FASB related to the Act and (iii) management's further assessment of the Act and related regulatory guidance.

In addition to the impacts described above, the Tax Act also allows for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  We do not plan to take advantage of this provision for the near term and have the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration.  Also, as part of the Tax Act, our net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to our deferred tax asset position. The Tax Act also incorporates changes to certain international tax provisions. There is a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There is a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount.  The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if we have taxable income.  We do not currently anticipate that any of the foreign provisions will have an impact to our tax accounts. The Company is not complete in its assessment of the impact of the Tax Act on its business and financial statements. While the effective date of most of the provisions of the Tax Act do not apply until the Company's tax year beginning July 1, 2018, we will continue the assessment of the impact of the Tax Act on our business and financial statements throughout the one-year measurement period as provided by ASC 740.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2018, we paid our North American growers approximately 50% in October 2017 and the balance was paid in February 2018. This payment cycle to our growers was similar in fiscal year 2017. S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

Historically, due to the concentration of sales to certain distributors, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from these distributors, which varies significantly from year to year. The timing of collection of receivables from DuPont Pioneer, which is our largest customer, is defined in the distribution agreement with DuPont Pioneer and consists of three installment payments, the first on September 15th, the second on January 15th, and the third payment on February 15th. Our future revenue and cash collections pertaining to the distribution agreement with DuPont Pioneer is expected to provide us with greater predictability.

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

On November 30, 2017, we entered into a secured note financing transaction (the "Loan Transaction") with Conterra for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, we issued two secured promissory notes (the "Notes") to Conterra as follows:

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

On August 15, 2018, we closed on a sale-leaseback transaction with American AgCredit involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the sale-leaseback transaction:

  We sold the equipment to American AgCredit for $2,106,395 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

  We entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, we will repurchase the equipment for $1.

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

  At June 30, 2018, we were in compliance with all KeyBank debt covenants.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 30, 2020. As of June 30, 2018, AUD $10,400,000 (USD $7,697,040) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $740,100 at June 30, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,881,200 at June 30, 2018).

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by us as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at June 30, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.31% as of June 30, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, our corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

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

On September 5, 2018, we entered into a Securities Purchase Agreement with MFP, pursuant to which we sold 1,607,717 shares of our common stock to MFP at a purchase price of $3.11 per share at an initial closing held on September 5, 2018, for gross proceeds of approximately $5.0 million. In addition, subject to the satisfaction of certain conditions, we agreed to sell and issue to MFP 7,235 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $3,100 per share at a second closing (the "Second Closing"). The consummation of the Second Closing is contingent upon, among other things, certain conditions to the closing of the Chromatin Acquisition having been satisfied or reasonably expected to be satisfied.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2018 and 2017:

	Years Ended
	June 30,
	2018	2017
Cash flows from operating activities	$(22,200,241)	$(10,300,160)
Cash flows from investing activities	(1,436,511)	(2,239,188)
Cash flows from financing activities	27,342,196	6,202,881
Effect of exchange rate changes on cash	(129,551)	176,968
Net increase (decrease) in cash and cash equivalents	3,575,893	(6,159,499)
Cash and cash equivalents, beginning of period	745,001	6,904,500
Cash and cash equivalents, end of period	$4,320,894	$745,001

Operating Activities

For the year ended June 30, 2018, operating activities used $22,200,241 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $48,491 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $22,151,750 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $29,860,271 due to an increase in production coupled with a decrease in revenue, partially offset by a decrease in accounts receivable of $9,207,302.

For the year ended June 30, 2017, operating activities used $10,300,160 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $1,602,136 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used

$11,902,296 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventories of $9,343,989 and a decrease in accounts payable (including related parties) of $7,464,977 partially offset by a decrease in accounts receivable of $4,110,609.

Investing Activities

Investing activities during the year ended June 30, 2018 used $1,436,511 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho as well as the acquisition of germplasm assets.

Investing activities during the year ended June 30, 2017 used $2,239,188 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho and investment in internal use software. The sale of farmland generated net proceeds of approximately $0.9 million.

Financing Activities

Financing activities during the year ended June 30, 2018 provided $27,342,196 in cash. We completed two separate private placements of common stock during the year ended June 30, 2018 which raised net proceeds of $10.7 million in cash. In December 2017, we also completed the closing of our rights offering and backstop commitment with MFP. Pursuant to the rights offering and backstop commitment with MFP, we sold and issued an aggregate of 3,500,000 shares of our common stock in December 2017 for aggregate net proceeds of $11.8 million. On November 30, 2017, we entered into a secured note financing transaction for $12.5 million in gross proceeds. The proceeds from the secured note financing were used to repay the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

Financing activities during the year ended June 30, 2017 provided $6,202,881 in cash. We had net borrowings of $10.5 million on our lines of credit and made $4.7 million of redemptions on our convertible debentures. We also generated $0.6 million in net proceeds from the exercise of stock options during the nine months ended June 30, 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2018.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company
Sacramento, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2015.

San Francisco, California
September 20, 2018

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,320,894	$745,001
Accounts receivable, net	13,861,932	23,239,325
Inventories, net	60,419,276	31,489,945
Prepaid expenses and other current assets	1,279,794	1,249,921
TOTAL CURRENT ASSETS	79,881,896	56,724,192

Property, plant and equipment, net	13,180,132	13,581,576
Intangibles, net	33,109,780	34,939,079
Goodwill	10,292,265	10,292,265
Other assets	1,303,135	1,563,176
TOTAL ASSETS	$137,767,208	$117,100,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,935,454	$7,157,745
Accounts payable - related parties	-	331,694
Deferred revenue	212,393	880,326
Accrued expenses and other current liabilities	3,114,799	2,733,718
Lines of credit, net	32,630,559	27,399,784
Current portion of contingent consideration obligation	-	2,500,000
Current portion of long-term debt, net	503,012	10,309,664
TOTAL CURRENT LIABILITIES	42,396,217	51,312,931

Long-term debt, net, less current portion	12,977,087	1,096,155
Derivative warrant liabilities	-	2,836,600
Other non-current liabilities	651,780	632,947

TOTAL LIABILITIES	56,025,084	55,878,633

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;
18,004,681 issued and 17,979,681 outstanding at June 30, 2017;	24,367	18,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	108,803,991	83,312,518
Accumulated deficit	(21,161,376)	(16,436,286)
Accumulated other comprehensive loss	(5,790,662)	(5,538,385)
TOTAL STOCKHOLDERS' EQUITY	81,742,124	61,221,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$137,767,208	$117,100,288

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2018	2017

Revenue	$64,085,510	$75,373,810

Cost of revenue	49,332,052	59,232,846

Gross profit	14,753,458	16,140,964

Operating expenses
Selling, general and administrative expenses	10,503,020	11,794,026
Research and development expenses	3,887,723	3,032,112
Depreciation and amortization	3,439,287	3,325,743
Disposal of property, plant and equipment (gain) loss	(82,980)	78,538
Impairment charges	-	319,001

Total operating expenses	17,747,050	18,549,420

Loss from operations	(2,993,592)	(2,408,456)

Other expense
Foreign currency (gain) loss	(12,584)	1,388
Change in derivative warrant liabilities	(431,300)	(1,517,500)
Change in contingent consideration obligations	-	231,584
Loss on equity method investment	-	144,841
Anticipated loss on sub-lease land	-	424,600
Interest expense - amortization of debt discount	169,045	1,176,023
Interest expense	1,863,288	1,324,945

Loss before income taxes	(4,582,041)	(4,194,337)
Provision for income taxes	143,049	7,627,705
Net loss	$(4,725,090)	$(11,822,042)

Net loss per common share:
Basic	$(0.21)	$(0.67)
Diluted	$(0.21)	$(0.67)

Weighted average number of common shares outstanding:
Basic	22,481,491	17,718,057
Diluted	22,481,491	17,718,057

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	June 30,
	2018	2017

Net loss	$(4,725,090)	$(11,822,042)

Foreign currency translation adjustment, net of income taxes	(252,277)	251,278

Comprehensive loss	$(4,977,367)	$(11,570,764)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2016	17,086,111	$17,086	(25,000)	$(134,196)	$78,282,461	$(4,614,244)	$(5,789,663)	$67,761,444

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	1,409,368	-	-	1,409,368
Net issuance to settle RSUs	72,468	72	-	-	(143,599)	-	-	(143,527)
Issuance of common stock upon conversion of principal and
interest of convertible debentures	684,321	684	-	-	3,160,588	-	-	3,161,272
Exercise of stock options, net of withholding taxes	161,781	162	-	-	603,700	-	-	603,862
Other comprehensive income	-	-	-	-	-	-	251,278	251,278
Net loss	-	-	-	-	-	(11,822,042)	-	(11,822,042)
Balance, June 30, 2017	18,004,681	18,004	(25,000)	(134,196)	83,312,518	(16,436,286)	(5,538,385)	61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	748,516	-	-	748,516
Net issuance to settle RSUs	103,225	103	-	-	(115,422)	-	-	(115,319)
Proceeds from sale of common stock, net of fees and expenses	6,260,000	6,260	-	-	22,453,079	-	-	22,459,339
Reclassification of warrants upon expiration of repricing provisions	-	-	-	-	2,405,300	-	-	2,405,300
Other comprehensive loss	-	-	-	-	-	-	(252,277)	(252,277)
Net loss	-	-	-	-	-	(4,725,090)	-	(4,725,090)
Balance, June 30, 2018	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	$(5,790,662)	$81,742,124

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,725,090)	$(11,822,042)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	748,516	1,409,368
Change in allowance for doubtful accounts	78,980	449,590
Change in inventory provision	482,250	-
Depreciation and amortization	3,439,287	3,325,743
(Gain) loss on disposal of property, plant and equipment	(82,980)	78,538
Impairment charges	-	319,001
Change in deferred tax asset	-	7,269,420
Change in foreign exchange contracts	272,801	112,970
Change in derivative warrant liabilities	(431,300)	(1,517,500)
Change in contingent consideration obligation	-	231,584
Amortization of debt discount	169,045	1,176,023
Loss on equity method investment	-	144,841
Anticipated loss on sub-lease land	-	424,600
Changes in:
Accounts receivable	9,207,302	4,110,609
Inventories	(29,860,271)	(9,343,989)
Prepaid expenses and other current assets	(241,394)	(41,928)
Other non-current asset	259,683	(9,487)
Accounts payable	(1,052,624)	(7,400,553)
Accounts payable - related parties	(336,494)	(64,424)
Deferred revenue	(456,643)	369,688
Accrued expenses and other current liabilities	307,500	314,402
Other non-current liabilities	21,191	163,386
Net cash used in operating activities	(22,200,241)	(10,300,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,187,307)	(2,960,620)
Proceeds from disposal of property, plant and equipment	45,830	877,617
Acquisition of germplasm assets	(295,034)	-
Additions to internal use software	-	(156,185)
Net cash used in investing activities	(1,436,511)	(2,239,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	22,459,339	-
Net proceeds from exercise of common stock options	-	603,862
Taxes paid related to net share settlements of stock-based compensation awards	(115,319)	(143,527)
Borrowings and repayments on lines of credit, net	5,439,382	10,488,213
Payment of contingent consideration obligation	(2,500,000)	-
Borrowings of long-term debt	12,590,318	280,654
Debt issuance costs	(257,964)	-
Repayments of long-term debt	(10,273,560)	(304,770)
Repayments of convertible debt	-	(4,721,551)
Net cash provided by financing activities	27,342,196	6,202,881

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(129,551)	176,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,575,893	(6,159,499)

CASH AND CASH EQUIVALENTS, beginning of the period	745,001	6,904,500

CASH AND CASH EQUIVALENTS, end of period	$4,320,894	$745,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest	$1,830,277	$1,366,854
Income taxes	(150,139)	210,682

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

The Company has a long-term distribution agreement with DuPont Pioneer regarding conventional (non-GMO) varieties, the term of which extends into 2024. The Company's production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. Although the production agreement will terminate on May 31, 2019, the Company expects that the DuPont Pioneer distribution agreement will continue to be a significant source of the Company's annual revenue through December 2024.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 62% of its revenue for the year ended June 30, 2018. Two customers accounted for 58% of its revenue for the year ended June 30, 2017.

One customer accounted for 35% of the Company's accounts receivable at June 30, 2018. Two customers accounted for 52% of the Company's accounts receivable at June 30, 2017.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 35% and 45% of revenue during the years ended June 30, 2018 and 2017, respectively. The net book value of fixed assets located outside the United States was 20% and 19% of total assets at June 30, 2018 and June 30, 2017, respectively. Cash balances located outside of the United States may not be insured and totaled $369,803 and $192,879 at June 30, 2018 and June 30, 2017, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2018		2017
United States	$41,662,556	65%	$41,505,305	55%
Mexico	4,932,105	8%	4,749,315	6%
Sudan	3,178,039	5%	2,747,923	4%
Argentina	2,748,492	4%	2,881,050	4%
Peru	1,844,898	3%	1,230,999	2%
Saudi Arabia	1,461,368	2%	12,055,276	16%
Australia	1,242,957	2%	1,882,899	2%
Italy	938,252	1%	151,415	0%
Libya	936,423	1%	158,500	0%
South Africa	802,629	1%	1,190,789	2%
Other	4,337,791	8%	6,820,338	9%
Total	$64,085,510	100%	$75,373,810	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $584,202 and $526,495 at June 30, 2018 and June 30, 2017, respectively.

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

Components of inventory are:

	June 30,	June 30,
	2018	2017
Raw materials and supplies	$344,620	$266,551
Work in progress and growing crops	2,775,398	5,603,825
Finished goods	57,299,258	25,619,569
	$60,419,276	$31,489,945

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and S&W Australia in fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of assets of SV Genetics in fiscal year 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses market capitalization and an estimate of a control premium to estimate the fair value of its one reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company performed a quantitative assessment of goodwill at June 30, 2018 and 2017 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the years ended June 30, 2018 and 2017 has been effected by the valuation allowance on the Company's deferred tax assets.

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

	Years Ended
	June 30,
	2018	2017

Numerator:
Net loss	$(4,725,090)	$(11,822,042)

Numerator for basic EPS	(4,725,090)	(11,822,042)

Effect of dilutive securities:
Warrants	-	-
	-	-

Numerator for diluted EPS	$(4,725,090)	$(11,822,042)

Denominator:
Denominator for basic EPS -
weighted-average shares	22,481,491	17,718,057

Effect of dilutive securities:
Employee stock options	-	-
Employee restricted stock units	-	-
Warrants	-	-
Dilutive potential common shares	-	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	22,481,491	17,718,057

Basic EPS	$(0.21)	$(0.67)
Diluted EPS	$(0.21)	$(0.67)

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

No assets or liabilities were valued at fair value on a non-recurring basis as of June 30, 2018 or June 30, 2017.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$100,138	$-
Contingent consideration obligations	-	-	-
Total	$-	$100,138	$-

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$-	$166,629	$-
Contingent consideration obligations	-	-	2,500,000
Derivative warrant liabilities	-	-	2,836,600
Total	$-	$166,629	$5,336,600

During the year ended June 30, 2018, a change in derivative warrant liability of $431,300 was recorded in earnings. Upon expiration of the round-down pricing protection on December 31, 2017, the warrants were reclassified from derivative warrant liabilities to equity.

During the year ended June 30, 2018, there was no change in the contingent consideration obligations. The DuPont contingent consideration was settled on December 1, 2017. Refer to Note 5 for further discussion.

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

ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), is mandatorily effective for the Company in the first quarter of its next fiscal year, which begins on July 1, 2018.  This ASC topic outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The Company has the option of adopting Topic 606 using either 1) a full retrospective approach, in which comparative periods presented would be adjusted to reflect the provisions of Topic 606, or 2) a modified retrospective approach, in which the cumulative effect of applying the new standards to open contracts as of July 1, 2018 would be recognized as a cumulative effect adjustment.  The Company currently anticipates adopting the new standard using the full retrospective approach.

The Company is near finalization of its evaluation of the impact of the adoption of Topic 606 on its consolidated financial statements and related disclosures.  From that evaluation, the Company has identified a need to potentially change the accounting for revenue from the DuPont Pioneer distribution agreement, which made up 62% of the Company's revenues in the year ended June 30, 2018.  The result of this change would be that revenue would be recognized earlier than it currently is, because the provisions of Topic 606 would require recognition during processing of the seed, rather than upon delivery, which is the current accounting.  The Company believes that the total amount of revenue for each fiscal year will remain the same, but that a significant portion of the Pioneer revenue would be recognized in earlier quarters under ASC 606.

The Company has preliminarily concluded that the new standards will not result in changes to its revenue recognition policies for the rest of its customer contracts.  The Company continues to work on preparing the enhanced revenue disclosures that will be presented in the first quarter of fiscal year 2019.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the years ended June 30, 2018 and 2017, respectively.

	Balance at		Balance at
	July 1, 2017	Additions	June 30, 2018
Goodwill	$10,292,265	$-	$10,292,265

	Balance at		Balance at
	July 1, 2016	Additions	June 30, 2017
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	June 30, 2018
Trade name	$1,244,306	$-	$(84,480)	$1,159,826
Customer relationships	1,258,163	-	(101,208)	1,156,955
Non-compete	102,035	-	(39,315)	62,720
GI customer list	78,803	-	(7,164)	71,639
Supply agreement	1,153,415	-	(75,632)	1,077,783
Distribution agreement	6,728,753	-	(384,500)	6,344,253
Production agreement	111,670	-	(111,670)	-
Grower relationships	1,858,616	-	(105,408)	1,753,208
Intellectual property	21,725,539	295,034	(1,147,180)	20,873,393
Internal use software	677,779	-	(67,776)	610,003
	$34,939,079	$295,034	$(2,124,333)	$33,109,780

	Balance at			Balance at
	July 1, 2016	Additions	Amortization	June 30, 2017
Trade name	$1,328,786	$-	$(84,480)	$1,244,306
Customer relationships	1,359,371	-	(101,208)	1,258,163
Non-compete	198,999	-	(96,964)	102,035
GI customer list	85,967	-	(7,164)	78,803
Supply agreement	1,229,047	-	(75,632)	1,153,415
Distribution agreement	7,113,253	-	(384,500)	6,728,753
Production agreement	335,002	-	(223,332)	111,670
Grower relationships	1,964,024	-	(105,408)	1,858,616
Intellectual property	22,870,760	-	(1,145,221)	21,725,539
Internal use software	521,593	156,186	-	677,779
	$37,006,802	$156,186	$(2,223,909)	$34,939,079

Amortization expense totaled $2,124,333 and $2,223,909 for the years ended June 30, 2018 and 2017, respectively. Estimated aggregate remaining amortization is as follows:

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$1,989,188	$1,989,188	$1,989,188	$1,989,188	$1,983,896	$23,169,132

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	June 30,
	2018	2017

Land and improvements	$2,068,742	$2,223,674
Buildings and improvements	8,888,196	6,401,277
Machinery and equipment	5,731,293	5,435,542
Vehicles	1,130,276	1,005,455
Construction in progress	220,089	2,196,513
Total property, plant and equipment	18,038,596	17,262,461

Less: accumulated depreciation	(4,858,464)	(3,680,885)

Property, plant and equipment, net	$13,180,132	$13,581,576

Depreciation expense totaled $1,314,954 and $1,101,834 for the years ended June 30, 2018 and 2017, respectively.

NOTE 5 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	June 30,	June 30,
	2018	2017
Working capital lines of credit
KeyBank	$25,050,464	$18,695,896
National Australia Bank Limited	7,697,040	8,703,888
Debt issuance costs	(116,945)	-
Total working capital lines of credit, net	$32,630,559	$27,399,784

Current portion of long-term debt
Capital lease	$27,241	$26,648
Keith facility (building loan) - National Australia Bank Limited	3,701	-
Keith facility (machinery & equipment loans) - National Australia Bank Limited	198,251	183,016
Unsecured subordinate promissory note	100,000	100,000
Promissory note - DuPont Pioneer	-	10,000,000
Secured real estate note - Conterra	229,789	-
Debt issuance costs	(76,981)	-
Secured equipment note - Conterra	37,824	-
Debt issuance costs	(16,813)	-
Total current portion, net	503,012	10,309,664

Long-term debt, less current portion
Capital lease	-	26,648
Keith facility (building loan) - National Australia Bank Limited	421,857	499,524
Keith facility (machinery & equipment loans) - National Australia Bank Limited	431,754	569,983
Secured real estate note - Conterra	10,170,211	-
Debt issuance costs	(100,576)	-
Secured equipment note - Conterra	2,062,176	-
Debt issuance costs	(8,335)	-
Total long-term portion, net	12,977,087	1,096,155
Total debt, net	$13,480,099	$11,405,819

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
  At June 30, 2018, the Company was in compliance with all KeyBank debt covenants.

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
  Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that is secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note is also secured by the Real Estate Collateral. The Secured Equipment Note matures on November 30, 2019, which, subject to Conterra's approval, may be extended to November 30, 2020. The Secured Equipment Note bears interest at a rate of 9.5% per annum. The Company has agreed to make semi- annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Company may prepay the Secured Equipment Note, in whole or in part, at any time.

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 30, 2020. As of June 30, 2018, AUD $10,400,000 (USD $7,697,040) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $740,100 at June 30, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,881,200 at June 30, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.3% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2018, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at June 30, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.31% as of June 30, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

The annual maturities of short-term and long-term debt, excluding convertible debt addressed in Note 6, are as follows:

Fiscal Year	Amount

2019	$596,806
2020	2,647,415
2021	10,162,183
2022	87,676
2023	77,711
Thereafter	111,013
Total	$13,682,804

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

Debentures

At the date of issuance, the Debentures were due and payable on November 30, 2017, unless earlier converted or redeemed. The Debentures bore interest on the aggregate unconverted and then outstanding principal amount at 8% per annum, payable in arrears monthly beginning February 2, 2015. The monthly interest was payable in cash, or in any combination of cash or shares of the Company's common stock at the Company's option, provided certain "equity conditions" defined in the Debentures were satisfied.

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

Accounting for the Conversion Option and Warrants

Due to the down-round price protection included in the terms of the Warrants, the Warrants were treated as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until December 31, 2017, when the down-round protection expires. The down-round price protection expired on December 31, 2017, accordingly, the fair value of the Warrants as of December 31, 2017 was reclassified to additional paid in capital within the equity section of the balance sheet. At December 31, 2017 and June 30, 2017, the fair value of the Warrants was estimated at $2,405,300 and $2,836,600, respectively. The Warrants were valued at December 31, 2017 using the Monte Carlo simulation model, under the following assumptions: (i) remaining expected life of 2.5 years, (ii) volatility of 39.0%, (iii) risk-free interest rate of 1.92% and (iv) dividend rate of zero. The aggregate fair value of the Warrants derived via the Monte Carlo analysis were also weighted by a prior third-party market transaction and third-party indications of fair value. The prior third-party market transaction was provided a weighting of 10.0% while the third-party indications of fair value were provided a 50% weighting in the fair value analysis.

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

NOTE 7 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2018	2017

United States	$(5,112,254)	$(3,545,631)
Foreign	530,213	(648,706)
Loss before income taxes	$(4,582,041)	$(4,194,337)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2018	2017
Current:
Federal	$-	$-
State	-	1,680
Foreign	100,122	-
Total current provision	100,122	1,680
Deferred:
Federal	20,785	6,945,260
State	22,142	691,135
Foreign	-	(10,370)
Total deferred provision (benefit)	42,927	7,626,025
Provision for income taxes	$143,049	$7,627,705

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2018	2017
Tax expense (benefit) at statutory tax rate	$(1,262,509)	$(1,426,075)
State taxes (benefit), net of federal tax (benefit)	(133,666)	(112,798)
Mark to market on financial instruments	(118,838)	(515,950)
Section 965 toll tax	584,086	-
Other permanent differences	(144,049)	33,251
Federal and state research credits - current year	(89,572)	(103,006)
Foreign rate differential	(971)	25,407
Shortfall on restricted stock vest	155,783	129,627
Tax Cuts and Jobs Act	3,264,391	-
Valuation allowance	(2,145,250)	9,615,586
Other	33,644	(18,337)
	$143,049	$7,627,705

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance had been recorded as of June 30, 2017. The Company's valuation allowance position has not changed for the year ended June 30, 2018, as the Company does not believe that it is more likely than not that it will realize its deferred tax assets. The valuation allowance decreased $2,110,572 for the year ended June 30, 2018 related primarily to the change in the value of the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2018, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$6,771,974	$8,511,398
Compensation accruals	144,550	327,462
Allowance for bad debts	151,972	182,723
Stock compensation	241,837	451,303
Tax credit carry forwards	434,245	341,411
Deferred rent	90,466	153,656
Other, net	277,065	220,208
Total deferred tax assets	8,112,109	10,188,161
Valuation allowance for deferred tax assets	(7,506,759)	(9,617,331)
Deferred tax assets, net of valuation allowance	605,350	570,830
Deferred tax liabilities
Intangible assets	(519,942)	(235,218)
Fixed assets	(355,491)	(562,763)
Total deferred tax liabilities	(875,433)	(797,981)

Net deferred tax asset / (liability)	$(270,083)	$(227,151)

As of June 30, 2018, the Company had federal and state net operating loss carry forwards of approximately $27,860,303 and $12,512,969, respectively, which will begin to expire June 30, 2030, unless previously utilized. The Company has federal research credits of $414,425 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $157,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire.

As of June 30, 2018, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $4,109,000 of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2018. However, to the extent that the foreign subsidiaries accrue earnings and profits in the future years, the Company does plan to repatriate those funds to the U. S. and will record withholding taxes as those earnings and profits are incurred.

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

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2018 and 2017. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to a flat rate of 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Our blended federal rate is 27.55%.

As a result of the new law, we have concluded that our deferred tax assets will need to be revalued. Our deferred tax assets represent a reduction in corporate taxes that are expected to be paid in the future. As a result of the Tax Act, we estimated a reduction to the value of our deferred tax assets which is almost entirely offset by a reduction to our valuation allowance in the second quarter of the year ended June 30, 2018. The net impact of the decrease to both the deferred tax assets and the valuation allowance will be a remeasuring of our net deferred tax liability associated with indefinite lived intangibles for which we cannot predict a reversal into taxable income. In conjunction with tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have recognized the provisional tax impacts related to deemed repatriated earnings, the potential impact of new section 162(m) rules on our deferred tax balances, and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year end June 30, 2018. In all cases, we will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

The Tax Act allows for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. We do not plan to take advantage of this provision for the near term and have the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration. Also, as part of the Tax Act, our net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to our deferred tax asset position. The Tax Act also incorporates changes to certain international tax provisions. There is a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There is a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount. The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if we have taxable income. We do not currently anticipate that any of the foreign provisions will have a net impact to our tax accounts.

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at June 30, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of June 30, 2018

Warrants	Dec 2014	$4.32	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2017:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2016	New Issuances	Expired	of June 30, 2017

Underwriter warrants	May 2012	$6.88	Feb 2017	50,000	-	(50,000)	-
Warrants	Dec 2014	$4.53	Jun 2020	2,699,999	-	-	2,699,999
				2,749,999	-	(50,000)	2,699,999

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $3,980,100 at June 30, 2018 and their maturities range from July to December 2018.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $100,138 at June 30, 2018 and foreign currency contract asset totaled $166,629 at June 30, 2017. The Company recorded a loss on foreign exchange contracts of $272,801 and a gain on foreign exchange contracts of $205,531, which is reflected in cost of revenue for the years ended June 30, 2018 and 2017, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various non-cancelable operating lease agreements. Rent expense under operating leases was $401,375 and $555,583 for the years ended June 30, 2018 and 2017, respectively.

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2018:

	2019	2020	2021	2022	2023	2024 and beyond	Total(a)

Operating lease obligations	$411,055	$358,099	$239,012	$143,083	$118,772	$116,800	$1,386,821

(a)   Minimum payments have not been reduced by minimum subleases rentals of $525,600 due in the future under noncancelable sublease.

The following table sets forth the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed.

	Years Ended June 30,
	2018	2017

Minimum rentals	$401,375	$555,583
Less: Sublease rentals	(43,800)	(223,200)
	$357,575	$332,383

NOTE 11 - RELATED PARTY TRANSACTIONS

Glen D. Bornt, a member of the Company's Board of Directors until January 9, 2018, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is IVM's majority shareholder and a member of its Board of Directors. Glen D. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $2,682,946 and $8,482,663 to IVM during the years ended June 30, 2018 and June 30, 2017, respectively. Amounts due to IVM totaled $97,136 and $326,941 at June 30, 2018 and June 30, 2017, respectively. The Company paid $159,156 and $94,744 to Kongal during the years ended June 30, 2018 and June 30, 2017, respectively. Amounts due to Kongal totaled $357 and $4,753 at June 30, 2018 and June 30, 2017, respectively.

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. ("MFP"), a stockholder of the Company, and certain entities related to Wynnefield Capital Management LLC (collectively, "Wynnefield"), pursuant to which MFP purchased approximately $3.7 million of shares of its common stock and Wynnefield purchased approximately $3.0 million of shares of its common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of the Company's common stock. Alexander C. Matina, a member of the Company's Board, is Vice President, Investments of MFP. Robert D. Straus, a member of the Company's Board since January 9, 2018, is a Portfolio Manager and Analyst at Wynnefield.

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

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock options issued to non- employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest. The Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period.

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants.

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	Years Ended June 30,
	2018	2017

Risk free rate	1.7% - 2.3%	1.2% - 2.0%
Dividend yield	0%	0%
Volatility	45.3% - 45.5%	46.9% - 50.8%
Average forfeiture assumptions	1.4%	2.4%

During year ended June 30, 2018, the Company granted 103,283 options to its Directors, certain members of the executive management team and other employees at exercise prices ranging from $3.00 - $4.03. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2018 and 2017 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2016	1,021,418	$5.14	4.2	$142,381
Granted	230,610	4.19	-	-
Exercised	(232,000)	4.20	-	-
Canceled/forfeited/expired	(29,500)	5.95	-	-
Outstanding at June 30, 2017	990,528	5.12	4.3	100,344
Granted	103,283	3.45	-	-
Exercised	(49,000)	3.95	-	-
Canceled/forfeited/expired	(252,737)	6.46	-	-
Outstanding at June 30, 2018	792,074	4.55	6.3	10,413
Options vested and exercisable at June 30, 2018	579,018	4.81	5.4	1,977
Options vested and expected to vest as of June 30, 2018	791,493	$4.55	6.3	$10,334

The weighted average grant date fair value of options granted and outstanding at June 30, 2018 was $1.54. At June 30, 2018, the Company had $275,584 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.68 years. The Company settles employee stock option exercises with newly issued shares of common stock.

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

During the year ended June 30, 2018, the Company issued 78,642 restricted stock units to its directors, certain members of the executive management team and other employees. The restricted stock units vest in either quarterly or annual periods over one to three-years. The fair value of the awards totaled $279,611 and was based on the closing stock price on the date of grants.

The Company recorded $487,391 and $1,032,170 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2018 and 2017, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Year Ended June 30, 2018
			Weighted -
	Number of	Weighted -	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Share Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	120,971	$5.59	1.0
Granted	78,642	3.56	1.3
Vested	(105,985)	5.49	-
Forfeited	(4,435)	4.45	-
Ending nonvested restricted units outstanding	89,193	$3.98	1.1

At June 30, 2018, the Company had $203,138 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.1 years.

At June 30, 2018, there were 713,636 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2018 and 2017, totaled $748,516 and $1,409,368, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2018 and 2017, respectively.

	Years Ended
	June 30,
	2018	2017
Issuance of common stock upon conversion of principal and interest of convertible debentures	$-	$3,168,342
Reclassification of warrants upon expiration of repricing provisions	$2,405,300	$-

NOTE 14 - SUBSEQUENT EVENTS

On August 15, 2018, the Company closed on a sale-leaseback transaction with American AgCredit involving certain equipment located at the Company's Five Points, California and Nampa, Idaho production facilities. Under the terms of the sale-leaseback transaction:

  S&W sold the equipment to American AgCredit for $2,106,395 million in proceeds. The proceeds were used to pay off in full a note (in the principal amount of $2,081,527, plus accrued interest of $24,868) held by Conterra Agricultural Capital, LLC, which had an interest rate of 9.5% per annum and was secured by, among other things, the equipment.
  S&W entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, S&W will repurchase the equipment for $1.

On September 5, 2018, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Novo Advisors (f/k/a Turnaround Advisory Group Inc.), solely in its capacity as the receiver (the "Receiver") for, and on behalf of, Chromatin, Inc., a Delaware corporation (together with certain of its subsidiaries and affiliates in receivership, "Chromatin"), in a receivership action pending in the United States District Court for the Northern District of Illinois (the "Court"). Pursuant to the Asset Purchase Agreement, the Company agreed to purchase substantially all of Chromatin's assets (the "Purchased Assets"), as well as assume certain contracts ("Assigned Contracts") and other liabilities of Chromatin (collectively, the "Chromatin Acquisition"), for a purchase price of $23.0 million.

Pursuant to sale procedures approved by the Court, other parties had an opportunity to submit a competing bid by September 7, 2018 and, if a qualified competing bid was submitted, an auction would be held on September 13, 2018. At an auction held on September 13, 2018, the Company was designated the highest bidder, with a winning bid of $26.5 million. A hearing to consider approval of the Chromatin Acquisition was held before the Court on September 17, 2018, and the sale remains subject to the Court's approval.

In connection with the Company's winning bid, on September 14, 2018, the Company entered into an updated Asset Purchase Agreement (the "Second Asset Purchase Agreement") with the Receiver to reflect the updated terms and conditions under which the Company agreed to complete the Chromatin Acquisition, including the purchase price of $26.5 million.

The closing of the Chromatin Acquisition is contingent upon, among other things, (a) the entry of a sale order by the Court ("Order"), (b) the written consent of CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and all other holders of any lien or other security interest in any of the Purchased Assets to the sale and transfer of the Purchased Assets to the Company, and (c) the Receiver obtaining executed written consents to the assignment to the Company of certain Assigned Contracts from the counterparties thereto, including a waiver and release of any termination or other contract rights based upon or related to Chromatin having been placed in receivership or the financial condition or insolvency of Chromatin.

On September 5, 2018, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with MFP, pursuant to which the Company agreed to sell and issue to MFP 1,607,717 shares of its common stock (the "Common Shares") at a purchase price of $3.11 per share at an initial closing (the "Initial Closing") and, subject to the satisfaction of certain conditions, 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company ("Preferred Shares") at a purchase price of $3,100 per share at a second closing (the "Second Closing"). The Initial Closing was completed on September 5, 2018. The consummation of the Second Closing is contingent upon, among other things, the Court's entry of the Order and the other conditions to the closing of the Chromatin Acquisition having been satisfied or reasonably expected to be satisfied. The Company will use the proceeds from the Second Closing for the Chromatin Acquisition and working capital purposes. The Securities Purchase Agreement may be terminated prior to the completion of the Second Closing if the Chromatin Acquisition has not been completed by October 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information

As disclosed in our Current Report on Form 8-K, filed with the SEC on September 5, 2018, on September 5, 2018, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Novo Advisors (f/k/a Turnaround Advisory Group Inc.), solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., a Delaware corporation (together with certain of its subsidiaries and affiliates in receivership, "Chromatin") (the "Receiver"), in a receivership action pending in the United States District Court for the Northern District of Illinois (the "Court"). Pursuant to the Asset Purchase Agreement, we agreed to purchase substantially all of Chromatin's assets, as well as assume certain contracts and other liabilities of Chromatin (collectively, the "Chromatin Acquisition"), for a purchase price of $23.0 million.

Pursuant to sale procedures approved by the Court, other parties had an opportunity to submit a competing bid by September 7, 2018 and, if a qualified competing bid was submitted, an auction would be held on September 13, 2018. At an auction held on September 13, 2018, we were designated the highest bidder, with a winning bid of $26.5 million. A hearing to consider approval of the Chromatin Acquisition was held before the Court on September 17, 2018, and the sale remains subject to the Court's approval.

In connection with our winning bid, on September 14, 2018, we entered into an updated Asset Purchase Agreement (the "Second Asset Purchase Agreement") with the Receiver to reflect the updated terms and conditions under which we agreed to complete the Chromatin Acquisition, including the purchase price of $26.5 million.

The closing of our acquisition of the Chromatin Assets is contingent upon, among other things, (a) the entry of a sale order by the Court, (b) the written consent of CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and all other holders of any lien or other security interest in any of Chromatin's assets to the sale and transfer of Chromatin's assets to us, and (c) the Receiver obtaining executed written consents to the assignment to us of certain contracts from the counterparties thereto, including a waiver and release of any termination or other contract rights based upon or related to Chromatin having been placed in receivership or the financial condition or insolvency of Chromatin.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at http://www.swseedco.com in the Investors section under "Corporate Governance." Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The information required by this Section (a)(3) of Item 15 is incorporated by reference or filed with this report as set forth on the exhibit index that follows below.

(b) Exhibits

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	000-34719	2.1	10/2/12
2.2	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014	8-K	000-34719	2.1	12/29/14
2.3	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	2.1	1/7/15
2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	2.6	9/28/15
2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	2.7	9/28/15
2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-Q	000-34719	2.1	2/8/18
2.7	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	000-34719	2.1	5/31/16
2.8(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018					X
2.9(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018					X
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	000-34719	3.2	9/28/15
4.1	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17
4.2	Form of Common Stock Purchase Warrant	8-K	000-34719	10.3	12/31/14
10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	000-34719	10.1	10/2/12
10.2	Supply Agreement between IVS and Imperial Valley Milling Co. ("IV Milling"), dated October 1, 2012 (assigned to the Registrant)	10-Q	000-34719	10.2	2/13/13
10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	000-34719	10.3	10/2/12

10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	000-34719	10.45	9/29/14
10.5+	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013	10-K	000-34719	10.28	9/30/13
10.6+	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.2	1/7/15
10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.7	9/28/15
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.2	8/17/15
10.9	Third Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 21, 2017	10-Q	000-34719	10.6	2/8/18
10.10++	Fourth Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 2, 2018					X
10.11+	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.1	1/7/15
10.12	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.10	9/28/15
10.13	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.1	8/17/15
10.14+	Research Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.3	1/7/15
10.15	First Amendment to Research Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.	10-Q	000-34719	10.7	2/8/18
10.16+	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.4	1/7/15
10.17+	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.5	1/7/15
10.18+	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.6	1/7/15
10.19	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014	8-K	000-34719	10.7	1/7/15

10.20	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.8	1/7/15
10.21	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	000-34719	10.9	1/7/15
10.22	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	000-34719	10.10	1/7/15
10.23	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.11	1/7/15
10.24	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.12	1/7/15
10.25	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.13	1/7/15
10.26	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.14	1/7/15
10.27	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.15	1/7/15
10.28	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	10.25	9/28/15
10.29	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.16	1/7/15
10.30	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.17	1/7/15
10.31	Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.18	1/7/15
10.32	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	000-34719	10.1	7/24/14
10.33*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	000-34719	10.34	9/28/15
10.34*	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016	8-K	000-34719	10.1	3/23/16

10.35*	Employment Agreement between the Registrant and Matthew K. Szot, dated March 18, 2016	8-K	000-34719	10.2	3/23/16
10.36*	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016	8-K	000-34719	10.3	3/23/16
10.37*	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013	8-K	000-34719	10.1	4/5/13
10.38*	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017	10-K	000-34719	10.35	9/20/17
10.39*	Employment Agreement between the Registrant and Danielson B. Gardner, dated August 15, 2016	10-K	000-34719	10.36	9/20/17
10.40+	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015	10-K	000-34719	10.39	9/28/15
10.41	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015	8-K	000-34719	10.1	9/23/15
10.42	First Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated June 29, 2016	10-K	000-34719	10.39	9/20/17
10.43	Second Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated October 4, 2016	10-K	000-34719	10.40	9/20/17
10.44	Third Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 13, 2017	10-K	000-34719	10.41	9/20/17
10.45	Fourth Amendment Agreement between the Registrant and KeyBank, dated September 13, 2017	10-Q	000-34719	10.3	11/9/17
10.46	Fifth Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 14, 2018	10-Q	000-34719	10.1	5/10/18
10.47	Sixth Amendment Agreement between the Registrant and KeyBank, dated June 28, 2018					X
10.48	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	000-34719	10.2	9/23/15
10.49	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.4	9/23/15
10.50	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.3	9/23/15
10.51	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.6	9/23/15

10.52	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.5	9/23/15
10.53	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14
10.54	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	000-34719	10.2	11/24/15
10.55	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	000-34719	4.1	12/31/14
10.56	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	000-34719	10.1	11/24/15
10.57	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.43	9/28/15
10.58	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.44	9/28/15
10.59	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	000-34719	10.45	9/28/15
10.60	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	000-34719	10.46	9/28/15
10.61	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	000-34719	10.1	5/12/16
10.62	Business Letter of Advice for S&W Seed Company Pty Ltd from National Australia Bank Ltd, dated April 13, 2018	10-Q	000-34719	10.2	5/10/18
10.63	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.5	12/31/14
10.64	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.6	12/31/14
10.65	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	000-34719	10.7	12/31/14
10.66	Securities Purchase Agreement between the Registrant and the Purchasers named therein, dated July 19, 2017	8-K	000-34719	99.1	7/20/17
10.67	Registration Rights Agreement between the Registrant and the Purchasers, dated July 19, 2017	8-K	000-34719	99.2	7/20/17
10.68	Investment Agreement, by and between the Registrant and MFP Partners, L.P., dated October 3, 2017	8-K	000-34719	99.1	10/4/17

10.69	Securities Purchase Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	000-34719	99.1	10/12/17
10.70	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	000-34719	99.2	10/12/17
10.71	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	000-34719	10.5	2/8/18
10.72	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18
10.73	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 15, 2018					X
10.74	Securities Purchase Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.1	9/6/18
10.75	Voting Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.2	9/6/18
10.76	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.3	9/6/18
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and June 30, 2017; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2018 and 2017; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements

X

__________

+ Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

++ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

(1) Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule so furnished.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2018

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

Signature	Title	Date

/s/ Mark W. Wong Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2018

/s/ Matthew K. Szot Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2018

/s/ Mark J. Harvey Mark J. Harvey	Chairman of the Board	September 20, 2018

/s/ David A. Fischhoff David A. Fischhoff	Director	September 20, 2018

/s/ Consuelo E. Madere Consuelo E. Madere	Director	September 20, 2018

/s/ Alexander C. Matina Alexander C. Matina	Director	September 20, 2018

/s/ Charles B. Seidler	Director	September 20, 2018
Charles B. Seidler

/s/ Robert D. Straus	Director	September 20, 2018
Robert D. Straus
/s/ Grover T. Wickersham Grover T. Wickersham	Director	September 20, 2018

/s/ Allan D. Willits Allan Willits	Director	September 20, 2018