Form 10-K/A
period 2018-06-30
S&W Seed Co
filed 2018-10-29
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

The number of shares outstanding of common stock of the registrant as of October 29, 2018 was 25,990,968.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

S&W Seed Company (which may be referred to herein as "we," "us," "our" or the "Company") is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this "Amendment No. 1") to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "Original Filing"), as filed the Securities and Exchange Commission ("SEC") on September 20, 2018. The principal purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference from the proxy statement for our next Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the Original Filing and in the list of exhibits included in Item 15 and the Exhibit Index of this Amendment No. 1. This Amendment No. 1 hereby amends Part III, Items 10 through 14 of the Original Filing, Part IV, Item 15 of the Original Filing, and deletes the reference on the cover page of the Original Filing to the incorporation by reference to portions of the definitive proxy statement with respect to our next Annual Meeting of Stockholders into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") new certifications by our principal executive officer and principal financial officer are being filed in Part IV as exhibits to this Amendment No. 1.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the original report (i.e., those events occurring after September 20, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of October 23, 2018:

Name	Age	Position with the Company
Directors:
David A. Fischhoff, Ph.D.	65	Director
Mark J. Harvey	63	Chairman of the Board
Consuelo E. Madere	57	Director
Alexander C. Matina	42	Director
Charles (Chip) B. Seidler	41	Director
Robert D. Straus	48	Director
Grover T. Wickersham	69	Vice Chairman of the Board
Alan D. Willits	60	Director
Mark W. Wong	69	President, Chief Executive Officer and Director

Non-Director Executive Officers:
Danielson B. Gardner	52	Chief Marketing and Technology Officer
Dennis C. Jury	58	Executive Vice President of Operations and Chief Operating Officer
Matthew K. Szot	44	Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer

The following contains a biography of each of our executive officers and directors as of October 23, 2018, including, with respect to our directors, information regarding the specific experience, qualifications, attributes or skills that led to the conclusion of our board of directors to that each member of our board of directors should serve as a director:

Directors:

David A. Fischhoff, Ph.D., was elected to the Board in December 2016. He has 35 years of experience in agricultural research and development ("R&D") across a broad range of technologies, product development and business development in areas including biotechnology, plant breeding, genomics, precision agriculture and data science. In addition to R&D leadership, he has expertise in new technology identification, assessment and acquisition; technology licensing; establishment and management of research collaborations; and intellectual property management and defense. Dr. Fischhoff retired in 2016 after a 33-year career with Monsanto Company and currently serves as an independent consultant and advisor. He currently serves as a member of the Scientific Advisory Board of AgBiome, Inc., and as Chair of the Scientific Advisory Board of CiBO Technologies. With Monsanto, he most recently served from 2014 to 2016 as Chief Scientist of The Climate Corporation, a subsidiary of Monsanto that develops and provides digital agriculture products and services for farmers. At The Climate Corporation, he led R&D teams in data science, field research and new measurement technologies. Prior to this, from 2002 to 2014, he was Vice President for Technology Strategy and Development at Monsanto with responsibilities for scientific strategy, identification of new growth opportunities, assessment and acquisition of new technologies, and oversight of Monsanto's research portfolio.

Dr. Fischhoff is internationally recognized as a founder of agricultural biotechnology. He was responsible for the development of insect resistant transgenic crops (i.e., Bt crops), which today are a primary tool for insect control in corn, cotton and soybean in multiple countries. He is the co-inventor of the synthetic gene technology for expression of Bt genes in plants, which is the enabling technology for all insect resistant crops today. Dr. Fischhoff served as the scientific expert in the acquisition by Monsanto of multiple biotech and seed companies, including Agracetus, Calgene, Ecogen, Dekalb and Asgrow. He initiated and led Monsanto's plant genomics research program, and from 1998 to 2002 he was Co-President of Cereon Genomics LLC, a collaborative research venture between Monsanto and Millennium Pharmaceuticals; and he played leadership roles in the establishment and management of genomics research collaborations with Mendel Biotechnology, Paradigm Genetics and Ceres. Dr. Fischhoff received a S.B. degree in Biology from the Massachusetts Institute of Technology and a Ph.D. in Genetics and Molecular Biology from The Rockefeller University. He was the recipient of the first Innovation Prize for Agricultural Technology from the American Society of Plant Biologists in 2015 for his work on insect resistant crops, and the James B. Eads Award for outstanding achievement in technology from the Academy of Science of St. Louis in 2010. Dr. Fischhoff is also the recipient of Monsanto's two highest awards for science and technology. He is the inventor on key patents related to insect resistant plants, an author of more than 25 scientific publications, and an invited speaker at numerous national and international symposia. Dr. Fischhoff provides the Board with a wealth of experience in agriculture, genetics and technology.

Mark J. Harvey was appointed Chairman of the Board in December 2014, after having served as Vice Chairman since April 2013. In addition to his duties as Chairman, he actively supports our sales and marketing efforts. Mr. Harvey has more than 35 years of experience in production processing and marketing of seed to many parts of the world, particularly branded alfalfa and clover. Mr. Harvey managed a 10,000-acre family farm producing seed, wheat and pulse crops, along with wool and beef, from 1976 until 1996 when the company he founded, Paramount Seeds, was sold to Elders Ltd. While with Elders, he was manager of their national and international seed business from 1996 until 2001. In 2002, he was a founding partner of S&W Seed Company Australia Pty Ltd (f/k/a Seed Genetics International Pty Ltd, "S&W Australia"), where he focused primarily on marketing and distribution. Mr. Harvey is currently an investor in and the vice chairman of Duxton Broad Acre Farms, a 60,000 acre farming and ranching operation based in Australia. Mr. Harvey was educated at Cunderdin Agricultural College in West Australia. Mr. Harvey brings extensive experience in the seed industry to the Board, which contributes valuable business expertise.

Consuelo E. Madere was elected to the Board in January 2018. Ms. Madere has served as President and Founder of Proven Leader Advisory LLC, a management consulting and executive coaching firm, since March 2014. From May 2014 through December 2017, she served on the board of directors of Potash Corp, a publicly traded fertilizer company listed on both the New York Stock Exchange and the Toronto Stock Exchange. Since January 2018, she has served as an independent director of Nutrien Ltd., a publicly traded Canadian company listed on the New York Stock Exchange, and the surviving entity following the merger of Agrium Inc. and Potash Corporation of Saskatchewan Inc. Since February 2018, she has served as an independent director of Lindsay Corporation, a publicly traded company based in Omaha, Nebraska. From 1982 to April 2013, Ms. Madere served in a number of key leadership positions at Monsanto Company, a global provider of agricultural solutions, including President of the vegetable seeds division from 2008 to 2009, General Manager of the Europe/Africa division from 2005 to 2008, President of its dairy business from 2003 to 2005 and, most recently, as Vice President of its Global Vegetables and Asia commercial businesses. Since November 2013, Ms. Madere has served on the Dean's Advisory Council of the Louisiana State University Honors College. She is a member of the Latin Corporate Directors Association as well as the Hispanic Association on Corporate Responsibility. Ms. Madere is also certified by the National Association of Corporate Directors as a Governance Fellow. Ms. Madere received a B.S. degree in Chemical Engineering from Louisiana State University and an M.B.A. from the University of Iowa. With her strong industry and public company experience, Ms. Madere provides our Board significant management expertise and industry knowledge.

Alexander C. Matina has served on the Board since May 2015. Since November 2007, he has held the office of Vice President, Investments for MFP Investors, LLC, the family office of Michael F. Price, which has a value-investing focus across public and private markets. From October 2005 to August 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and from June 2004 to September 2005, as a senior associate at Altus Capital Partners, a middle market private equity fund. Prior thereto, he was a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division. Since April 2013, he has served on the board of directors of Trinity Place Holdings, Inc., a publicly traded real estate company and as its Chairman of the Board since November 2013. Since August 2007, Mr. Matina has also served as an adjunct professor of finance at Fordham University. Mr. Matina received a bachelor's degree from Fordham University and an M.B.A. from Columbia University. Mr. Matina brings a strong finance background to the Board, including experience with private equity, as well as his experience in other public companies.

Charles (Chip) B. Seidler was elected to the Board in June 2010. Mr. Seidler has served as portfolio manager of BTG Pactual, an investment bank with operations in Latin America, since April 2018. From October 2017 to April 2018, Mr. Seidler began serving as a portfolio manager of City Financial Hedge Fund Group in London, England. From June 2010 through August 2017, he served as an executive director and senior member of a proprietary trading group of Nomura Securities in New York, New York. From January 2007 through June 2010, Mr. Seidler held various senior positions at Deutsche Bank AG in Tokyo, Japan, including Head of JPY/UST International Sales (from March 2009 until his departure in June 2010), JPY Flow Trader (from September 2008 to March 2009) and Rates Proprietary Trader from January 2007 to September 2008. Between March 2003 and January 2007, Mr. Seidler was Portfolio Manager of Caxton Associates, L.L.C., the macro hedge fund, New York, New York, where he focused on macro and relative value trading with a particular focus on the Japanese markets. He currently and during the last five years has served on numerous corporate boards of directors, however, none of them are companies with a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Mr. Seidler received a bachelor's degree and a Masters of Arts from Colgate University. Based on his extensive experience in the corporate boardroom and financial expertise, Mr. Seidler brings to the Board a level of professionalism and perspective that we believe is invaluable.

Robert D. Straus was elected to the Board in January 2018. Mr. Straus currently serves as a Portfolio Manager at Wynnefield Capital, Inc., an investment management firm, where he has been employed since April 2015. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities and private companies. Prior to joining Wynnefield Capital, Inc., Mr. Straus served as a Senior Equity Analyst of Gilford Securities, an investment banking firm, from February 2009 through March 2015. Mr. Straus served as Managing Director or Senior Analyst at several investment banks over nearly 20 years. Since June 2017, Mr. Straus has served on the Board of Directors for Nature's Sunshine, a Nasdaq-listed nutritional and personal care products company, for which he also serves on the Audit committee and the Compliance Committee. Mr. Straus has also served as a member of the Board of Directors of MK Acquisition LLC, a mountain lifestyle apparel brand founded in Jackson Hole, Wyoming, since May 2015. From May 2017 to June 2018, Mr. Straus served as a member of the Board of Directors of Hollender Sustainable Brands LLC, a female sexual wellness consumer brand with headquarters in Burlington, Vermont. Mr. Straus received a B.S.B.A. degree from the University of Hartford and a M.B.A. from Bentley University. Based on his financial and public company experience, as well as his extensive experience assessing capital allocation programs, evaluating business strategy and conducting in-depth due diligence, Mr. Straus strengthens the Board's collective qualifications, skills and experience.

Grover T. Wickersham served as our Chairman of the Board from incorporation in October 2009 until December 2014, when he became our Vice Chairman. In July 2016, Mr. Wickersham became Chairman of the Board of and, in November of 2016, also the CEO of Eastside Distilling, Inc., a public company producer and marketer of craft spirits located in Portland, Oregon. Since December 2015, Mr. Wickersham has served on the board of directors of SenesTech, Inc., a public company that has developed proprietary technology for managing animal pest populations through fertility control. Since 1996, Mr. Wickersham has also been a director and portfolio advisor to Glenbrook Capital Management, an investment manager. From 1996 until November 2016, Mr. Wickersham served as the chairman of the board of trustees of The Purisima Funds, a mutual fund operator that was advised by Fisher Investments of Woodside, California and which exited the mutual fund business and liquidated its funds in 2016. Mr. Wickersham is admitted to practice by the California State Bar and has specialized in securities law. From 1976 to 1981, Mr. Wickersham served as a staff attorney, and then as a branch chief, of the U.S. Securities and Exchange Commission. He received an A.B. degree from the University of California at Berkeley, an M.B.A. from Harvard Business School and a J.D. from University of California (Hastings College of Law). We believe that Mr. Wickersham's experience and knowledge with respect to corporate finance, legal and operational matters gained through prior directorships and his knowledge of our company, its markets and operations developed over his tenure as Chairman and Vice Chairman qualify him to serve on the Board.

Alan D. Willits was elected to the Board in July 2018. He has served as the Chairman of Cargill Asia Pacific since June 2014 and leads Cargill's Agriculture Supply Chain business in the Asia-Pacific region. He is responsible for several businesses within this group, including Cargill's oil palm plantations, trading and merchandising in the Asia-Pacific region, and Cargill's grains and oilseeds supply chain businesses in North Asia, South Asia and Australia. From February 2008 to May 2014, Mr. Willits served as President of Cargill Corn Milling America, where he oversaw all aspects of the corn processing business. Between January 2005 and February 2008, Mr. Willits served as President of Cargill Specialty Seed and Oil. Mr. Willits also held various other senior positions with Cargill between 1980 and 2005, during which he managed Cargill's international wheat trading activities in Geneva, Switzerland, its grain business in Argentina and its specialty canola oils business. Mr. Willits received a bachelor's degree from the University of Illinois, College of Agriculture in Agricultural Economics. Based on his extensive industry experience and agricultural expertise, Mr. Willits brings to the Board significant industry expertise and knowledge of the agricultural industry in the Asia-Pacific and other geographic regions.

Mark W. Wong was elected to the Board in December 2014. In June 2017, he was appointed to serve as our President and Chief Executive Officer. He has more than 35 years of experience in agribusiness, with particular expertise in technology integration and commercialization. Mr. Wong was a founder and, since 2009, has been a partner of Colorado Financial Holdings ("CFH"), a private venture investment and investment bank that specializes in the agricultural, energy and biotechnology sectors. Since January 2012, Mr. Wong has served as Chairman of American Dairyco, Ponte Vedra, Florida, the owner and operator of dairies in Florida and Georgia, which is a venture jointly owned by CFH. Between 2008 and December 2015, he served either as Chairman of the Board or chief executive officer of Agrivida, a private company that is developing and commercializing high-performance products that incorporate novel, regulated proteins precisely engineered for specific applications in a variety of markets, including animal nutrition, bio-based fuels and chemicals and industrial enzymes. From January 2016 to February 2016, Mr. Wong served as Acting President and Chief Executive Officer of Arcadia Biosciences, Inc., a publicly-traded agricultural biotechnology trait company for which he also served on the board from May 2006 until February 2016. Mr. Wong was the Chief Executive Officer of Renewable Agricultural Energy Corporation, a private ethanol production company, from 2006 to 2007. Prior to that time, was the founder and, from 1999 to 2005, chief executive officer of Emergent Genetics, an international seed biotech company that was sold to Monsanto Company in 2005. Mr. Wong founded and managed a series of other agricultural and biotechnology companies, including Big Stone Partners, Agracetus Corporation, a plant biotechnology company that was sold to Monsanto and Agrigenetics Corporation, a seed and biotechnology company that was sold to Dow Chemical. Mr. Wong also worked as an engineer for FMC Corporation and Chemical Construction Corporation. Mr. Wong served as a director of BioFuel Energy Corp., a publicly traded corn ethanol company, from January 2008 until October 2014, and Chair from March 2010 to October 2014, when it was renamed Green Brick Partners following an acquisition and recapitalization transaction. Mr. Wong received a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Wong provides the Board with a wealth of experience in the agricultural and energy industries, and is able to draw on his many years of executive leadership experience.

Non-Director Executive Officers:

Danielson B. Gardner joined our Company in October 2012 as Vice President of Breeding and Genetics. In August 2016, he was promoted to the newly-created executive office position of Chief Marketing and Technology Officer. For 18 years prior to joining S&W, he served in various positions in breeding and international sales at Dairyland Seed Co., a Dow AgroSciences subsidiary. His most recent position at Dairyland, which he held from June 2008 until his departure in October 2012, was International Distribution Manager. He also served as Alfalfa Breeder for Dairyland from March 1994 until October 2012. Mr. Gardner currently sits on the board of the California Seed Association. He received a B.S. degree in Genetics from the University of California at Davis and later graduated from its Plant Breeding Academy.

Dennis C. Jury has served as our Executive Vice President of Operations and Chief Operating Officer since April 2013. He also serves as Chief Executive and Managing Director of our subsidiary, S&W Australia. Mr. Jury served as S&W Australia's Managing Director from July 2009 until April 2013. He is a veteran of the agricultural industry, having worked for ICI Crop Care, Schering Ag, and South Australian Seedgrowers Cooperative in various roles including territory sales, territory manager, and product and market development manager, before joining S&W Australia in August 2003 as Business Manager. Mr. Jury received a B.S. degree in Agricultural Science from the Waite Agricultural Research Institute in Urbrae, South Australia and an M.B.A. from the University of Adelaide Graduate School of Management.

Matthew K. Szot has served as our Chief Financial Officer and Treasurer since March 2010. In August 2014, he was designated our Executive Vice President of Finance and Administration, after having held the title of Senior Vice President prior thereto. Mr. Szot also serves as a member of the Boards of our wholly owned subsidiaries, S&W Seed Australia Pty Ltd and S&W Australia. Mr. Szot is also currently a Director and serves as Chairman of the Audit Committee of SenesTech, a publicly traded life science company focused on animal health. Mr. Szot is also on the board of directors and serves as Chairman of the Audit Committee of Eastside Distilling, Inc., a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot received a B.S. degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2018, our executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements. All such reports have since been filed by such individuals.

Code of Business Conduct and Ethics

Our Board values effective corporate governance and adherence to high ethical standards. As such, our Board has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors, including our senior executive and financial officers. Our Code of Business Conduct and Ethics is available on our corporate website located at www.swseedco.com/investors.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to: S&W Seed Company, 106 K Street, Suite 300, Sacramento, California 95814, Attention: Secretary, or by e-mail to secretary@swseedco.com. Any waivers of the application of, and any amendments to, our code of ethics must be made by our Board and will be disclosed promptly on our Internet website, www.swseedco.com.

Corporate Governance

Our Board believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board has implemented many "best practices" in the area of corporate governance, including the establishment of separate committees of our board, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management, among other things.

Committees of the Board of Directors

Our Board has five standing committees: an Audit Committee; a Compensation Committee; a Nominating and Governance Committee; a Finance Committee; and an Acquisition and Strategy Committee, each of which meet as needed or advisable. The table below provides membership and meeting information for fiscal 2018 for each of the standing committees of the Board. In addition to formal in-person and telephonic meetings, committee members took various actions by written consent during the fiscal year and spent many hours in informal consultation with one another and with management.

Name	Audit	Compensation	Nominating and Governance	Finance	Acquisition and Strategy
David A. Fischhoff, Ph.D.(1)	X	X	X
Mark J. Harvey					X
Consuelo E. Madere (2)		X	X*

Alexander C. Matina (3)		X*		X*	X*
Charles B. Seidler (4)	X	X	X	X
Robert D. Straus (5)	X				X
Grover T. Wickersham	X*		X
Alan D. Willits (6)
Mark W. Wong				X	X

Total meetings held in fiscal 2018	7	4	4	5	3

_______

* Committee Chairperson
(1)	Dr. Fischhoff was appointed to the Audit Committee upon his election to the Board in December 2016 and served on the committee until April 2018.
(2)	Ms. Madere was appointed as Chair of the Nominating and Governance Committee in April 2018.
(3)	Mr. Matina was appointed as Chair of the Compensation Committee in June 2017.
(4)	Mr. Seidler served as Chair of the Nominating and Governance Committee until April 2018. Mr. Seidler served as a member of the Compensation Committee until April 2018.
(5)	Mr. Straus was appointed to the Audit Committee and the Acquisition and Strategy Committee in January 2018 and April 2018, respectively.
(6)

Mr. Willits was appointed to the Nominating and Governance Committee and the Acquisition and Strategy Committee in connection with his election to the Board in July 2018. Mr. Willits was not a member of the Board in fiscal 2018.

Audit Committee

As of the date of this report, the members of the Audit Committee are Messrs. Seidler, Straus and Wickersham, with Mr. Wickersham serving as the Chair of the Audit Committee.

The Audit Committee was established in accordance with applicable SEC rules to oversee our corporate accounting and financial reporting processes and audits of its financial statements. We are required to have an Audit Committee in order to maintain our listing on the Nasdaq Capital Market. Our Board has determined that each of the members of our Audit Committee satisfies the requirements for Audit Committee independence and financial literacy under the current rules and regulations of the SEC and the Nasdaq Stock Market. The Board has also determined that Mr. Wickersham is an "Audit Committee financial expert" as defined in SEC rules and satisfies the financial sophistication requirements of Nasdaq as a result of his many years serving as a chief executive and audit committee chair. This designation does not impose on Mr. Wickersham any duties, obligations or liabilities that are greater than is generally imposed on him as a member of our Audit Committee and our Board.

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

  reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and annual and quarterly reports on Forms 10-K and 10-Q; and

  providing to the Board information and materials to make the Board aware of significant financial and audit-related matters that require the attention of the Board.

The Audit Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Audit Committee is available on the Investors page on our website located at www.swseedco.com.

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the Company's audited financial statements for the year ended June 30, 2018. The information contained in this report shall not be deemed "soliciting material" or otherwise considered "filed" with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended June 30, 2018 with our management. The Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (the "PCAOB").

The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants' communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm's independence.

Based on the foregoing, the Audit Committee has recommended to our Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Our Board has approved this inclusion.

AUDIT COMMITTEE

Grover T. Wickersham (Chair)
Charles B. Seidler
Robert D. Straus

Compensation Committee

As of the date of this report, the members of the Compensation Committee are Ms. Madere, Mr. Matina and Dr. Fischhoff, with Mr. Matina serving as the Chair of the Compensation Committee. Our Board has determined that each member of our Compensation Committee meets the requirements for independence under Rule 5605(d)(2) of the Nasdaq listing standards, the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act and the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

The Compensation Committee is responsible for, among other things:

  overseeing our compensation policies, plans and benefit programs and making recommendations to the Board with respect to improvements or changes to the compensation plans and adoption of other plans;

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

The Compensation Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Compensation Committee is available on the Investors page on our website located at www.swseedco.com.

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

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. The Compensation Committee has the authority to obtain, at our expense, such advice or assistance from consultants, legal counsel, accounting or other advisors as it deems appropriate to perform its duties. Without limiting the generality of the foregoing, the Compensation Committee may retain or obtain the advice of compensation consulting firms to assist in the performance of its duties and to determine and approve the terms, fees and costs of such engagements. Under its charter, prior to selecting, or receiving advice from, any consultant or advisor, the Compensation Committee is required to consider the independence of such advisor based on any applicable criteria specified by the SEC or Nasdaq, including the independence factors listed in Nasdaq Rule 5605(d)(3). However, the Compensation Committee is not prohibited from obtaining advice from advisors that it determines are not independent. During fiscal 2018, the Compensation Committee did not retain the services of any outside consultants.

The specific determinations of the Compensation Committee with respect to executive compensation for fiscal 2018 are described in greater detail in the Executive Compensation section of this report.

Nominating and Governance Committee

As of the date of this report, the members of the Nominating and Governance Committee are Ms. Madere, Dr. Fischhoff and Messrs. Seidler, Wickersham and Willits, with Ms. Madere serving as the Chair of the Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee meets the requirements for independence under the current rules of the SEC and Nasdaq.

The goal of the Nominating and Governance Committee is to ensure that the members of our Board have a variety of perspectives and skills derived from high-quality business and professional experience. The Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board. To this end, the committee seeks nominees with high professional and personal integrity, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically. Although neither we nor our Nominating and Governance Committee has a formal policy about diversity in the nominee selection process, our Nominating and Governance Committee charter states that the committee's goal is to develop a diverse and experienced board. In the context of the existing composition and needs of the board and its committees, the Nominating and Governance Committee considers various factors, including, but not limited to, independence, age, diversity (which, in this context, means race, ethnicity and gender), integrity, skills, financial and other expertise, breadth of experience and knowledge about our business or industry. Although the Nominating and Governance Committee uses these and other criteria to evaluate potential nominees, we have not established any particular minimum criteria for nominees. After its evaluation of potential nominees, the committee submits nominees to the Board for approval. When appropriate, the Nominating and Governance Committee may in the future retain executive recruitment firms to assist in identifying suitable candidates.

The Nominating and Governance Committee is responsible for, among other things:

  assisting our Board in identifying prospective director nominees and recommending to our Board the director nominees for each annual meeting of stockholders;

  evaluating the performance of current members of our Board;

  ensuring that our Board is properly constituted to meet its fiduciary obligations to us and our stockholders and that we follow appropriate governance standards;

  developing principles of corporate governance and recommending them to our Board;

  overseeing compliance by our Board and its committees with applicable laws and regulations, including those promulgated by the rules of the SEC and Nasdaq; and

  overseeing the evaluation of our Board and recommending compensation of Board members.

The Nominating and Governance Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Nominating and Governance Committee is available on the Investors page on our website located at www.swseedco.com.

Finance Committee

The Finance Committee provides ad-hoc recommendations and guidance to the full Board on issues related to the financing of the Company. As of the date of this report, the Finance Committee was comprised of Messrs. Matina, Seidler and Wong, with Mr. Matina serving as the Chair of the Finance Committee.

Acquisition and Strategy Committee

The Acquisition and Strategy Committee provides ad-hoc recommendations and guidance to the full Board in connection with identifying and pricing potential acquisition candidates and transactions. As of the date of this report, the Acquisition and Strategy Committee was comprised of Messrs. Harvey, Matina, Straus, Willits and Wong, with Mr. Matina serving as the Chair of the Acquisition and Strategy Committee.

Director Independence

At all times throughout fiscal 2018, our Board consisted of a majority of independent directors. Of our nine current directors, throughout fiscal 2018 only the Chief Executive Officer was an employee. Our Board consults with our counsel to ensure that the Board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the Nasdaq Capital Market, as in effect from time to time. Our Board has affirmatively determined that Dr. Fischhoff, Ms. Madere and Messrs. Matina, Seidler, Straus, Wickersham and Willits, representing a majority of the director nominees, are "independent directors" as defined under the rules of the SEC and Nasdaq. In reaching its conclusions, the Board considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of the directors, including those discussed under the caption "Transactions with Related Persons" below. Our Board determined that any relationships that exist or existed in the past between us and each of the foregoing nominees, if any, were immaterial on the basis of the information set forth in the above-referenced sections.

Executive Sessions of Independent Directors

In order to promote open discussion among independent directors, our Board has a policy of conducting executive sessions of the independent directors. The Board holds regular executive sessions of the independent directors at least four times per year in connection with regularly-scheduled Board meetings and holds executive sessions at other times throughout the year as needed or desired. These directors may designate one of their number to preside at each session, although it need not be the same director at each session. Regardless of the fact that these executive sessions are required by Nasdaq, we believe they are important vehicles to encourage open communication. Whether a presiding director is selected for each session or not, one among the directors present is designated to communicate the results of each such meeting to the full Board.

Board Meetings and Attendance

The Board met seven times in fiscal 2018. Each member of the Board attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board held during the period for which such person has been a director, and (ii) the total number of meetings held by each committee of the Board on which such person served during the periods that such person served.

Board Attendance at Annual Stockholder Meetings

Our directors are strongly encouraged to attend each annual meeting of stockholders, although such attendance is not required. All of our then-current directors attended the Annual Meeting of Stockholders held on January 9, 2018.

Board Leadership

The Board does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of our company and our stockholders. Currently, we separate the role of Chairman and Chief Executive Officer. Mr. Harvey serves as the Chairman and Mr. Wong serves as Chief Executive Officer. The Board believes that this separation is presently appropriate as it allows the Chief Executive Officer to focus primarily on leading the day-to-day operations of our company, while the Chairman can focus on leading the Board in its consideration of strategic issues and monitoring corporate governance and other stockholder issues.

Each of the committees of the Board consists entirely of independent directors.

Our Chairman is selected by a majority of the Board. The Chairman may be replaced at any time by a vote of a majority of the Board then serving; provided, however, that the Chairman may not be removed as a director of the Company except in accordance with the Nevada Revised Statutes, our Bylaws, and other applicable law.

Role of the Board in Risk Oversight

Our Board, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our full Board, our senior management are responsible for the day-to-day management of the material risks we face. In its oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. This involvement of the Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management's appetite for risk and its determination of what constitutes an appropriate level of risk for us. Additionally, our Board regularly receives updates from senior management and outside advisors regarding certain risks we face, including various operating risks. Our senior management attends meetings of our Board, and each committee meets with key management personnel and representatives of outside advisors as necessary. Additionally, senior management makes itself available to address any questions or concerns raised by the board on risk management and any other matters.

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

Additional review or reporting on enterprise risks will be conducted as needed or as requested by the Board or a committee thereof.

Stockholder Communications with the Board of Directors

Stockholders and interested parties who wish to contact our Board, our Chairman, any other individual director, or the non-management or independent directors as a group, are welcome to do so in writing, addressed to such person(s) in care of our Corporate Secretary. Email correspondence of this nature should be sent to secretary@swseedco.com, and other written correspondence should be addressed to S&W Seed Company, 106 K Street, Suite 300, Sacramento, California 95814, Attention: Secretary.

Our Board has adopted a formal process by which stockholders may communicate with the Board or any of its members. These communications will be reviewed by our Corporate Secretary, who will then determine whether the communication is appropriate for presentation to the Board or the relevant director. The purposes of this screening is to avoid the Board having to consider spam, junk mail, mass mailings, customer complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate or irrelevant material. The Corporate Secretary will determine, in her discretion, whether any response is necessary and may forward certain correspondence, such as customer- related inquiries, elsewhere within our company for review and possible response. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to the Nominating and Governance Committee. Comments or questions regarding executive compensation will be referred to the Compensation Committee.

Stockholder Recommendations for Director Candidates

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board as disclosed in our previous periodic reports filed with the SEC.

Item 11. Executive Compensation.

As a smaller reporting company, we are not required to provide a separately-captioned "Compensation Discussion and Analysis" section. However, in order to provide a greater understanding to our stockholders regarding our compensation policies and decisions with respect to our Named Executive Officers, we are including additional information regarding the compensation of our Named Executive Officers.

Compensation Philosophy and Processes

Compensation for our executives and key employees is designed to attract and retain people who share our vision and values and who can consistently perform in such a manner that enables the Company to achieve its strategic goals. The Compensation Committee believes that the total compensation package for each of our executive officers is competitive with the market, thereby allowing us to retain executive talent capable of leveraging the skills of our employees and our unique assets in order to increase stockholder value. Our Named Executive Officers refers to those executive officers identified in the Summary Compensation Table below. Our Named Executive Officers for fiscal year 2018 included the following individuals: Mark W. Wong, President and Chief Executive Officer; Matthew K. Szot, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer; and Danielson B. Gardner, Chief Marketing and Technology Officer.

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

Our compensation program is designed to reward superior performance of both the Company and each individual executive and seeks to encourage actions that drive our business strategy. In fiscal 2016, we instituted a process by which the Compensation Committee or a member thereof, meets with each of our executives quarterly to review performance, goals and expectations so that our annual compensation decisions, when made, will be more transparent. We found this regular line of communication to be helpful, both for our executives and for the Compensation Committee, and as such, the process continued in fiscal 2018.

Oversight of Executive Compensation

The Role of the Compensation Committee in Setting Compensation. Our Compensation Committee determines and recommends to our Board the compensation of our executive officers. The Compensation Committee also administers our equity incentive plans. The Compensation Committee reviews base salary levels for executive officers of our company and recommends raises and bonuses based upon the company's achievements, individual performance and competitive and market conditions. The Compensation Committee may delegate certain of its responsibilities, as it deems appropriate, to compensation subcommittees or to our officers, but it has not elected to do so to date.

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

The Role of Consultants in Setting Compensation. In fiscal 2018, the Compensation Committee did not retain compensation consultants to assist it in its review of executive compensation although it is empowered by its charter to do so. As the Compensation Committee deems necessary or helpful, it may retain the services of compensation consultants in connection with the establishment and development of our compensation philosophy and programs in the future.

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

  The Compensation Committee, which is composed of independent members of our Board, approves final incentive plan cash and stock awards in its discretion after reviewing executive and corporate performance; and

  The significant portion of long-term value is delivered in shares of the Company with a multi-year vesting schedule, which aligns the interests of our executive officers to the long-term interests of our stockholders.

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

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is responsible for approving equity grants. As of the end of fiscal 2018, our Named Executive Officers have been granted both stock option awards and restricted stock units. Vesting of the stock option and restricted stock unit awards is tied to continuous service with us and serves as an additional retention measure and long-term incentive.

Key Compensation Decisions and Developments for Fiscal Year 2018

For fiscal 2018, each of our Named Executive Officers, except for our Chief Executive Officer, was entitled to receive an annual discretionary incentive bonus of up to 100% of his base salary, payable 65% in cash and 35% in equity. Our Chief Executive Officer, Mr. Wong, was entitled to receive an annual discretionary bonus, with an initial target bonus of up to $800,000, payable 70% in equity and 30% in cash, of which Mr. Wong's cash portion for fiscal 2018 was guaranteed at a minimum of $240,000. Following the completion of the 2018 fiscal year, each of these executive officers evaluated himself against his specific goals and presented his assessment to the Compensation Committee. The Compensation Committee followed with its own review of these self-assessments, in addition to its review of the fiscal 2018 corporate goals and objectives for these executive officers and their performance in light of these goals and objectives. Based on its review, in August 2018 the Compensation Committee determined the fiscal 2018 cash and equity incentive awards for our Named Executive Officers, as follows:

Mark W. Wong	60% of his initial target bonus
Matthew K. Szot	80% of base salary
Danielson B. Gardner	40% of base salary

  Base Pay. Pursuant to their respective employment agreements, the current base salaries for our Named Executive Officers eligible to receive an annual incentive bonus is as follows:

Mark W. Wong	$350,000
Matthew K. Szot	$285,000
Danielson B. Gardner	$225,000

Mr. Wong's base salary was fixed in 2017, Mr. Szot's base salary was fixed in 2015 and Mr. Gardner's base salary was fixed in 2016. Each of the foregoing base salaries have remained fixed since their initial determination.

  Cash-Based Incentive Compensation. 65% of each of Messrs. Szot's and Gardner's bonuses was payable in cash. Mr. Wong was guaranteed a minimum cash bonus of $240,000. The following cash incentive bonuses were determined in August 2018 for performance during fiscal 2018:

Mark W. Wong	$240,000
Matthew K. Szot	$148,200
Danielson B. Gardner	$58,499

  Equity-Based Incentive Compensation. The remaining 35% of each of Messrs. Szot's and Gardner's total bonuses was payable in equity and divided equally into a restricted stock unit award and a stock option grant. The remaining $240,000 of Mr. Wong's total bonus was payable in equity and divided equally into a restricted stock unit award and a stock option grant. Based on the final assessments of the Compensation Committee, in August 2018, these executive officers were granted the following equity incentive awards under our Amended and Restated 2009 Equity Incentive Plan:

Named Executive Officer	Stock Options (#)	Restricted Stock Units ("RSUs") (#)	Dollar Value of Options and RSUs
Mark W. Wong	100,000	37,500	$240,000
Matthew K. Szot	33,250	12,469	$79,799
Danielson B. Gardner	13,125	4,922	$31,501

All of the options and restricted stock units awarded as incentive bonus compensation vest quarterly over three years, commencing on October 1, 2018.

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended 2018 and 2017 regarding the compensation of (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the end of fiscal 2018. These individuals are referred to herein as our "Named Executive Officers."

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Mark W. Wong (3)	2018	350,000	120,000	120,000	240,000	404	(4)	830,404
President and Chief Executive Officer	2017	5,385	-	235,806	-	102,434	(5)	343,624

Matthew K. Szot	2018	285,000	39,890	39,890	148,200	13,805	(6)	526,785
Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer	2017	285,000	37,405	35,089	138,938	14,600	(6)	511,032

Danielson B. Gardner	2018	225,000	15,751	15,751	58,499	18,610	(7)	333,611
Chief Marketing and Technology Officer	2017	235,903	19,688	18,468	73,124	19,498	(7)	366,681

__________

(1)

The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date and, in the case of the restricted stock awards, assuming 100% probability of achievement of conditions for full vesting as of the grant date. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards, refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

(2)	Amounts represent annual performance-based bonuses earned for fiscal 2018 and 2017.
(3)	Mr. Wong was appointed President and Chief Executive Officer on June 19, 2017.
(4)	Includes $404 in 401(k) matching employer contributions for fiscal 2018.

(5)	Prior to Mr. Wong's appointment as President and Chief Executive Officer, Mr. Wong received compensation as an independent director in the amount of $102,434 for the year ended June 30, 2017.
(6)

Includes (a) $10,805 and $10,600 in 401(k) matching employer contributions for fiscal 2018 and 2017, respectively; and (b) $3,000 and $4,000 in fees for service on the board of S&W Australia in 2018 and 2017.

(7)	Includes (a) $9,010 and $9,449 in 401(k) matching employer contributions for fiscal 2018 and 2017, respectively; and (b) $9,600 and $10,049 in auto allowances for fiscal 2018 and 2017, respectively.

Outstanding Equity Awards at Fiscal Year End 2018

The following table sets forth information regarding each unexercised option award held by our Named Executive Officers as of June 30, 2018.

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark W. Wong (3)	7,000	-		3.61	12/9/24
	10,000	-		4.25	12/11/25
	6,632	-		4.75	12/20/26
	54,166	95,834	(4)	3.85	6/22/27
Matthew K. Szot	10,000	-		6.14	12/10/18
	5,000	-		6.23	1/31/19
	45,000	-		3.95	12/11/24
	45,826	4,174	(5)	4.76	7/18/25
	9,921	9,930	(6)	4.86	10/5/26
	7,418	22,269	(7)	3.10	9/18/27
						4,107	(8)	13,348
						9,051	(9)	29,416
						1,940	(10)	6,05
Danielson B. Gardner	10,000	-		6.14	12/10/18
	5,000	-		6.23	1/31/19
	7,500	-		3.95	12/11/24
	3,904	11,721	(7)	3.10	9/18/27
						1,169	(11)	3,799
						832	(12)	2,704
						4,764	(10)	15,483

__________

(1)	All of the option awards were granted under the S&W Seed Company Amended and Restated 2009 Equity Incentive Plan.
(2)	All of the option awards were granted with a per share price not less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board.
(3)

Mr. Wong has received four option grants. Other than the 150,000 options appearing in the fourth row of this table, the equity grants were made to Mr. Wong as a member of the Board and not as an executive officer.

(4)	The options vest in 36 monthly installments at the end of each month, commencing on June 30, 2017 and continuing through and including May 31, 2020.
(5)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2015 and will continue through July 1, 2018.
(6)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on January 1, 2017 and will continue through October 1, 2019.

(7)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2017 and will continue through July 1, 2020.
(8)

RSUs, which were awarded on July 15, 2015, vest quarterly with the passage of time beginning on October 1, 2015 as to 15% of the total award. Thereafter, vesting continues quarterly for 11 successive quarters through July 1, 2018. The market value of the RSUs is based on a closing price of $3.25, which was the closing price on June 30, 2018, the last trading day of fiscal 2018.

(9)

RSUs, which were awarded on October 5, 2016, vest quarterly with the passage of time beginning on January 1, 2017 and continuing through October 1, 2019. The market value of the RSUs is based on a closing price of $3.25, which was the closing price on June 30, 2018, the last trading day of fiscal 2018.

(10)

RSUs, which were awarded on September 18, 2017, vest quarterly with the passage of time beginning on October 1, 2017 and continuing through July 1, 2020. The market value of the RSUs is based on a closing price of $3.25, which was the closing price on June 30, 2018, the last trading day of fiscal 2018.

(11)

RSUs, which were awarded on December 11, 2015, vest annually with the passage of time beginning on December 11, 2015 and continuing through December 11, 2018. The market value of the RSUs is based on a closing price of $3.25, which was the closing price on June 30, 2018, the last trading day of fiscal 2018.

(12)

RSUs, which were awarded on October 7, 2016, vest annually with the passage of time beginning on October 7, 2016 and continuing through October 7, 2018. The market value of the RSUs is based on a closing price of $3.25, which was the closing price on June 30, 2018, the last trading day of fiscal 2018.

Employment Agreements with Named Executive Officers and Potential Payments upon Termination or Change of Control

As of June 30, 2018, we had employment agreements with each of our Named Executive Officers.

Wong Employment Agreement

On June 19, 2017 in connection with his appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. Wong (the "Wong Employment Agreement"), pursuant to which Mr. Wong is entitled to receive the following compensation:

  annual base salary of $350,000;

  eligibility to receive an annual performance bonus, with an initial target bonus of up to $800,000, payable 70% in equity awards and 30% in cash, of which his cash portion for fiscal year 2018 is guaranteed at a minimum of $240,000; and

  an initial stock option grant under our Amended and Restated 2009 Equity Incentive Plan, exercisable for up to 150,000 shares of the Company's common stock at an exercise price per share equal to the fair market value on the date of grant, all of which shares will be subject to monthly vesting over a three-year period.

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

Szot Employment Agreement

In March 2016, we entered into a three-year employment agreement with Mr. Szot, effective January 1, 2016 and expiring on December 31, 2018. The principal terms of Mr. Szot's employment agreement are as follows:

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

Gardner Employment Agreement

In August 2016, Danielson B. Gardner, formerly our Vice President of Breeding and Genetics, was promoted to a newly-created executive officer position of Chief Marketing and Technology Officer. In connection with the promotion, Mr. Gardner entered into a new three-year employment agreement (the "Gardner Employment Agreement") containing the following terms:

  Mr. Gardner will serve as our Chief Marketing and Technology Officer.

  Mr. Gardner's annual Base Salary is initially fixed at $225,000. The Base Salary is subject to periodic review (not less frequently than annually).

  Bonus compensation shall be payable in the discretion of the Compensation Committee upon consideration of personal and Company financial goals mutually agreed upon by the Compensation Committee and Mr. Gardner. Initially, an annual incentive bonus of up to 100% of the Base Salary may be paid, which is payable 65% in cash and 35% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

  Mr. Gardner will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and shall be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.

  Mr. Gardner will be entitled to various executive benefits and perquisites, including, without limitation, all generally provided company employee benefits, life insurance for the benefit of his beneficiaries, a death benefit equal to his Base Salary at the time of death, if he dies while on Company-related business or two times his Base Salary at the time of death, if he dies while on company-related business and a car allowance.

  In the event Mr. Gardner's employment is terminated without cause (as defined in the Gardner Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current Base Salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.

  In the event of a change of control, and provided that Mr. Gardner is not offered a comparable position (as defined in the Gardner Employment Agreement) by the surviving company, he will be entitled to a severance payment equal to (a) his annual Base Salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year's targeted incentive bonus compensation, multiplied by a factor of 1.5; provided, however, that the multiplier shall be increased to a factor of two in the event the price of our Common Stock payable in connection with the change of control transaction is at least $10 per share. In addition, we will pay, or cause to be paid, Mr. Gardner's health insurance premiums for one and a half years from the date of the change of control transaction or, in the event the transaction price is at least $10 per share, for two years.

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

Summary Director Compensation Table

The following table summarizes the fiscal 2018 compensation earned by each person who served on the Board at any time during fiscal 2018, other than Mr. Wong, our President and Chief Executive Officer, whose compensation is described under "Executive Compensation" beginning on page 13.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Glen D. Bornt (4)	15,000		-	-	15,000
David A. Fischhoff, Ph.D.	47,064		27,000	10,836	84,899
Mark J. Harvey	178,000	(5)	-	-	178,000
Consuelo E. Madere (6)	20,688		23,627	9,483	53,797
Alexander C. Matina	72,000		31,500	12,642	116,142
Charles B. Seidler	58,439		29,250	11,739	99,427
Robert D. Straus (7)	23,750		24,375	9,783	57,908
Grover T. Wickersham	52,751		27,374	10,986	91,111
Alan D. Willits (8)	-		-	-	-

____________

(1)

The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the directors as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. These amounts do not correspond to the actual value that may be realized by the directors upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards, refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 20, 2018.

(2)

As of June 30, 2018, the aggregate number of shares outstanding under all stock awards held by our non-employee directors were: David A. Fischhoff: 6,708 shares; Mark J. Harvey: 780 shares; Consuelo E. Madere: 5,870 shares; Alexander C. Matina: 7,826 shares; Charles B. Seidler: 7,267 shares; Robert D. Straus: 6,056 shares; Grover T. Wickersham: 6,801 shares.

(3)

As of June 30, 2018, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: David A. Fischhoff: 12,155 shares; Mark J. Harvey: 14,000 shares; Consuelo E. Madere: 5,870 shares; Alexander C. Matina: 27,642 shares; Charles B. Seidler: 37,109 shares; Robert D. Straus: 6,056 shares; Grover T. Wickersham: 36,564 shares.

(4)	Mr. Bornt did not stand for reelection at our Annual Meeting of Stockholders held in January 2018.
(5)

This amount includes an annual stipend of $175,000 paid to Mr. Harvey for his role as Non-Executive Chairman of the Board, in addition to the per meeting fees for serving a director of S&W Seed Company Australia Pty Ltd.

(6)	Ms. Madere was elected to our Board in January 2018.
(7)	Mr. Straus was elected to our Board in January 2018.
(8)

Mr. Willits was appointed to our Board effective as of July 2018. Mr. Willits did not provide services to us as a member of our Board during fiscal year 2018, and therefore did not receive any compensation from us during fiscal year 2018.

Annual Retainer and Per Meeting Fees for Non-Employee Directors

Directors who are also our employees do not receive any additional compensation for their service on the Board. Other than our Chairman, non-employee directors receive an annual cash retainer of $30,000. In fiscal 2018, the Chairman of the Board was paid an annual cash retainer of $175,000, payable monthly.

In addition to the annual retainer, non-employee directors receive:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of October 15, 2018, by:

  each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

  our executive officers named in the Summary Compensation Table and our current directors and director nominees; and

  all of our executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o S&W Seed Company, 106 K Street, Suite 300, Sacramento, California 95814.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 25,990,968 shares of common stock outstanding on October 15, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 15, 2018 (December 15, 2018). We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

			Number of Shares
			Subject to Options,
			RSUs and Warrants		Total Shares
	Number of Shares		Exercisable by		Beneficially Owned
Name of Beneficial Owners	Beneficially Held		December 15, 2018		Number		Percent
5% Stockholders
MFP Partners, L.P. (1)	8,710,017		200,000		8,910,017	(2)	34.3%
Wynnefield Capital Management	4,222,308		-		4,222,308		16.3
LLC and Related Entities (3)

Directors and Executive Officers
David A. Fischhoff, Ph.D.	5,447		5,447	(4)	10,894		*
Mark J. Harvey	223,925	(5)	14,000	(6)	237,925		1
Consuelo E. Madere	-		-		-		*
Alexander C. Matina	6,316		19,816	(7)	26,132		*
Charles B. Seidler	63,105		29,842	(8)	92,947		*
Robert D. Straus	-		-		-		*
Grover T. Wickersham	240,200	(9)	29,763	(10)	269,963		1
Alan D. Willits	-		-		-		*
Mark W. Wong	92,964		106,965	(11)	199,929		*
Matthew K. Szot	74,715		138,362	(12)	213,077		*
Danielson B. Gardner	4,383		31,269	(13)	34,483		*

All executive officers, directors as a group (12 persons)	951,893		430,777		1,382,670	(14)	5.1

_________

(1)

Based solely upon a Schedule 13D/A filed with the SEC on September 7, 2018 by MFP Investors LLC. MFP Investors LLC is the general partner of MFP Partners, L.P. ("MFP"). Michael F. Price is the managing partner of MFP and the managing member and controlling person of MFP Investors, LLC. The address for MFP is 667 Madison Avenue, 25th Floor, New York, NY 10065. Alexander C. Matina, a member of our Board of Directors, is Vice President, Investments of MFP.

(2)

Includes 200,000 shares issuable upon exercise of warrants. The warrants are exercisable only to the extent that, upon such exercise, MFP will not own shares in excess of 19.99% of the total number of shares outstanding immediately after giving effect to the exercise, unless MFP gives notice that it desires to increase the applicable beneficial ownership limit. The total in this table does not take into account this limitation. Therefore, the actual number of shares of common stock currently beneficially owned by MFP, after giving effect to the blocker, is less than the number reported in the table. The information set forth is based on the information provided by MFP's Schedule 13D/A filed with the SEC on September 7, 2018. Alexander C. Matina, a member of our Board of Directors, is Vice President of Investments for MFP.

(3)

Based solely upon a Schedule 13D/A filed with the SEC on December 29, 2017 by Wynnefield Partners Small Cap Value, L.P. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 1,353,574 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. ("Partners"), 2,159,285 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I ("Partners I"), 580,214 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (the "Fund") and 129,235 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan. Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I. Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Mr. Obus and Mr. Landes both disclaim any beneficial ownership of the shares of common stock reported in this report.

(4)	Includes 5,447 shares issuable upon exercise of options.
(5)	Includes (i) 22,829 shares owned directly by Mr. Harvey; and (ii) 212,096 shares held in a retirement fund directed by Mr. Harvey and as to which he is a beneficiary.
(6)	Includes 14,000 shares issuable upon exercise of options.
(7)	Includes 19,816 shares issuable upon exercise of options.
(8)	Includes 29,842 shares issuable upon exercise of options.
(9)

Includes (i) 216,477 shares held directly by Mr. Wickersham and (ii) 23,723 shares owed by a corporation of which Mr. Wickersham is the majority stockholder, and an officer and director. Mr. Wickersham disclaims beneficial ownership of the shares held indirectly, except to the extent of his pecuniary interest.

(10)	Includes 29,763 shares issuable upon exercise of options.
(11)	Includes 106,965 shares issuable upon exercise of options.
(12)	Includes 138,362 shares issuable upon exercise of options.
(13)	Includes (i) 30,100 shares issuable upon exercise of options and (ii) 1,169 shares issuable upon settlement of RSUs.
(14)

Consists of shares beneficially owned by our named executive officers and directors, and includes 55,313 shares issuable upon exercise of options that are held by one executive officer who is not individually named in the table.

Amended and Restated 2009 Equity Incentive Plan

The S&W Seed Company Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based compensation to employees, officers, directors and consultants. A total of 2,450,000 shares of common stock have been issued or are currently reserved for issuance under the 2009 Plan, which was last amended to increase the available share pool at our Annual Meeting of Stockholders held on December 11, 2015.

Equity Compensation Plan Information

The following table summarizes the information about the options and other equity compensation under our 2009 Plan as of the close of business on June 30, 2018. We have no equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	881,267 (1)	$4.55 (2)	713,636

________

(1) Represents awards granted under the 2009 Plan. Consists of 792,074 options and 89,193 RSUs.
(2) Represents the weighted average exercise price of outstanding options.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

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

Related Person Transactions

On September 5, 2018, we entered into a Securities Purchase Agreement with MFP Partners, L.P. ("MFP"), pursuant to which we sold to MFP (i) 1,607,717 shares of our common stock to MFP at a purchase price of $3.11 per share at an initial closing held on September 5, 2018, for gross proceeds of approximately $5.0 million, and (ii) 7,235 shares of our newly designated Series A Convertible Preferred Stock at a purchase price of $3,110 per share at a second closing completed on October 23, 2018.

Glen D. Bornt, a member of the Board until January 9, 2018, is the founder and President of Imperial Valley Milling Co. ("IVM"). He is also IVM's majority shareholder and a member of its Board of Directors. Mr. Bornt is also a majority shareholder of Kongal Seeds Pty. Ltd. ("Kongal"). IVM had a 15-year supply agreement with IVS, and this agreement was assigned by IVS to the Company when it purchased the assets of IVS in October 2012. IVM contracts with alfalfa seed growers in California's Imperial Valley and sells its growers' seed to the Company pursuant to a supply agreement. Under the terms of the supply agreement, IVM's entire certified and uncertified alfalfa seed production must be offered and sold to the Company, and the Company has the exclusive option to purchase all or any portion of IVM's seed production. The Company paid $2,682,946 and $8,482,663 to IVM during the years ended June 30, 2018 and June 30, 2017, respectively. Amounts due to IVM totaled $97,136 and $326,941 at June 30, 2018 and June 30, 2017, respectively. The Company paid $159,156 and $94,744 to Kongal during the years ended June 30, 2018 and June 30, 2017, respectively. Amounts due to Kongal totaled $357 and $4,753 at June 30, 2018 and June 30, 2017, respectively.

On July 19, 2017, we entered into a Securities Purchase Agreement with certain purchasers, including MFP and certain entities related to Wynnefield Capital Management LLC (collectively, "Wynnefield"), pursuant to which MFP purchased approximately $3.7 million of shares of our common stock and Wynnefield purchased approximately $3.0 million of shares of our common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of our common stock. Alexander C. Matina, a member of our Board, is Vice President, Investments of MFP. Robert D. Straus, a member of our Board since January 9, 2018, is a Portfolio Manager and Analyst at Wynnefield.

On October 11, 2017, we entered into a Securities Purchase Agreement with Mark W. Wong, our President and Chief Executive Officer, pursuant to which Mr. Wong purchased approximately $262,500 of shares of our common stock at a purchase price of $3.50 per share.

On December 22, 2017, we completed the closing of our rights offering of 3,500,000 shares of our Common Stock. At the closing, we sold and issued an aggregate of 2,594,923 shares of our Common Stock at a subscription price of $3.50 per share (the "Subscription Price"). Pursuant to a backstop commitment with MFP, concurrently with the closing of rights offering, we sold and issued the remaining 905,077 shares of our Common Stock not purchased in the rights offering to MFP at the subscription price of $3.50 per share. Combined, we sold and issued an aggregate of 3,500,000 shares of our common stock for aggregate gross proceeds of $12.25 million.

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

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading "Director Independence," which discussion is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Annual Evaluation and Selection of Independent Auditor

To help assure continuing auditor independence, our Audit Committee annually reviews Crowe LLP's independence and performance in connection with the Committee's determination of whether to retain Crowe LLP or engage another firm as our independent auditor. In the course of these reviews, our Audit Committee considers, among other things:

  Crowe LLP's recent performance on our company audits;

  Crowe LLP's institutional knowledge and expertise regarding our company's global business, accounting policies and practices and internal control over financial reporting enhances audit quality;

  the professional qualifications of Crowe LLP, the lead audit partner and other key engagement partners;

  Crowe LLP's disclosures related to audit quality and performance, including recent PCAOB inspections;

  the appropriateness of Crowe LLP's audit fees; and

  the quality and candor of Crowe LLP's communications with the Audit Committee and management.

Principal Accountant Fees and Services

Our Audit Committee is responsible for audit firm compensation. The aggregate fees billed by Crowe LLP for the years ended June 30, 2018 and 2017 for the professional services described below are as follows:

	Fiscal Year Ended
	June 30, 2018	June 30, 2017

Audit fees	$245,000	$227,345
Audit-related fees (1)	9,795	6,010
Tax fees	-	-
All other fees (2)	29,970	-
Total fees	$284,765	$233,355

_________

(1) Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of our financial statements.
(2) For the year ended June 30, 2018, these fees were paid in connection with review of our registration statements and related services that are normally provided in connection with statutory and regulatory filings or engagements.

All of the fees described above were pre-approved by our Audit Committee.

Rotation of Lead Audit Partner

The Audit Committee requires the lead audit partner to be rotated at least every five years. The process for selection of our company's lead audit partner pursuant to this rotation is expected to involve discussions with Crowe to consider issues related to the timing of such rotation and the transition to new lead and reviewing partners and a meeting between the Chair of our Audit Committee and the candidate for the role as well as discussion by the full Audit Committee and management.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the registrant's Annual Report on Form 10-K filed with the SEC on September 20, 2018:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of the Annual Report on Form 10- K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The information required by this Section (a)(3) of Item 15 is incorporated by reference or filed with this report as set forth on the exhibit index that follows below.

(b) Exhibits:
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. ("IVS"), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	001-34719	2.1	10/2/12
2.2	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"), dated December 19, 2014	8-K	001-34719	2.1	12/29/14
2.3	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	2.1	1/7/15
2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	2.6	9/28/15
2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	2.7	9/28/15
2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-Q	001-34719	2.1	2/8/18
2.7	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	001-34719	2.1	5/31/16

2.8(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	001-34719	2.8	9/20/18
2.9(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18
3.1	Registrant's Articles of Incorporation	8-K	001-34719	3.1	12/19/11
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-34719	3.1	10/25/18
3.3	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	001-34719	3.2	9/28/15
4.1	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17
4.2	Form of Common Stock Purchase Warrant	8-K	001-34719	10.3	12/31/14
10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	001-34719	10.1	10/2/12
10.2	Supply Agreement between IVS and Imperial Valley Milling Co. ("IV Milling"), dated October 1, 2012 (assigned to the Registrant)	10-Q	001-34719	10.2	2/13/13
10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	001-34719	10.3	10/2/12
10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	001-34719	10.45	9/29/14
10.5+	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013	10-K	001-34719	10.28	9/30/13
10.6+	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.2	1/7/15
10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	10.7	9/28/15
10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	001-34719	10.2	8/17/15
10.9	Third Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 21, 2017	10-Q	001-34719	10.6	2/8/18
10.10+	Fourth Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 2, 2018	10-K	001-34719	10.10	9/20/18
10.11+	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.1	1/7/15

10.12	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	10.10	9/28/15
10.13	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	001-34719	10.1	8/17/15
10.14+	Research Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.3	1/7/15
10.15	First Amendment to Research Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.	10-Q	001-34719	10.7	2/8/18
10.16+	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.4	1/7/15
10.17+	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.5	1/7/15
10.18+	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.6	1/7/15
10.19	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014	8-K	001-34719	10.7	1/7/15
10.20	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.8	1/7/15
10.21	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	001-34719	10.9	1/7/15
10.22	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	001-34719	10.10	1/7/15
10.23	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.11	1/7/15
10.24	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.12	1/7/15
10.25	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.13	1/7/15
10.26	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.14	1/7/15
10.27	Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.15	1/7/15
10.28	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders' Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	10.25	9/28/15

10.29	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.16	1/7/15
10.30	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	001-34719	10.17	1/7/15
10.31	Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	001-34719	10.18	1/7/15
10.32	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14
10.33*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15
10.34*	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016	8-K	001-34719	10.1	3/23/16
10.35*	Employment Agreement between the Registrant and Matthew K. Szot, dated March 18, 2016	8-K	001-34719	10.2	3/23/16
10.36*	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016	8-K	001-34719	10.3	3/23/16
10.37*	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013	8-K	001-34719	10.1	4/5/13
10.38*	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017	10-K	001-34719	10.35	9/20/17
10.39*	Employment Agreement between the Registrant and Danielson B. Gardner, dated August 15, 2016	10-K	001-34719	10.36	9/20/17
10.40+	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015	10-K	001-34719	10.39	9/28/15
10.41	Credit and Security Agreement between the Registrant and KeyBank, National Association ("KeyBank"), dated September 22, 2015	8-K	001-34719	10.1	9/23/15
10.42	First Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated June 29, 2016	10-K	001-34719	10.39	9/20/17
10.43	Second Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated October 4, 2016	10-K	001-34719	10.40	9/20/17
10.44	Third Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 13, 2017	10-K	001-34719	10.41	9/20/17
10.45	Fourth Amendment Agreement between the Registrant and KeyBank, dated September 13, 2017	10-Q	001-34719	10.3	11/9/17

10.46	Fifth Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 14, 2018	10-Q	001-34719	10.1	5/10/18
10.47	Sixth Amendment Agreement between the Registrant and KeyBank, dated June 28, 2018	10-K	001-34719	10.47	9/20/18
10.48	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	001-34719	10.2	9/23/15
10.49	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.4	9/23/15
10.50	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.3	9/23/15
10.51	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.6	9/23/15
10.52	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.5	9/23/15
10.53	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	001-34719	10.4	12/31/14
10.54	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	001-34719	10.2	11/24/15
10.55	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	001-34719	4.1	12/31/14
10.56	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	001-34719	10.1	11/24/15
10.57	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	001-34719	10.43	9/28/15
10.58	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	001-34719	10.44	9/28/15
10.59	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	001-34719	10.45	9/28/15
10.60	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	001-34719	10.46	9/28/15
10.61	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	001-34719	10.1	5/12/16
10.62	Business Letter of Advice for S&W Seed Company Pty Ltd from National Australia Bank Ltd, dated April 13, 2018	10-Q	001-34719	10.2	5/10/18
10.63	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	001-34719	10.5	12/31/14
10.64	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	001-34719	10.6	12/31/14

10.65	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	001-34719	10.7	12/31/14
10.66	Securities Purchase Agreement between the Registrant and the Purchasers named therein, dated July 19, 2017	8-K	001-34719	99.1	7/20/17
10.67	Registration Rights Agreement between the Registrant and the Purchasers, dated July 19, 2017	8-K	001-34719	99.2	7/20/17
10.68	Investment Agreement, by and between the Registrant and MFP Partners, L.P., dated October 3, 2017	8-K	001-34719	99.1	10/4/17
10.69	Securities Purchase Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.1	10/12/17
10.70	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.2	10/12/17
10.71	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18
10.72	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18
10.73	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 15, 2018	10-K	001-34719	10.73	9/20/18
10.74	Securities Purchase Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.1	9/6/18
10.75	Voting Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.2	9/6/18
10.76	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.3	9/6/18
21.1	Subsidiaries of the Registrant	10-K	001-34719	21.1	9/20/18
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-34719	23.1	9/20/18
24.1	Power of Attorney (see signature page to the Registrant's Annual Report on Form 10-K for the period ended June 30, 2018)	10-K	001-34719	24.1	9/20/18
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-34719	31.1	9/20/18
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-34719	31.2	9/20/18

31.3	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.4	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34719	32.1	9/20/18
32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34719	32.2	9/20/18
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

		10-K	001-34719	101	9/20/18

________

+ Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

* Management contract or compensatory plan or arrangement.

** This certification accompanies the Annual Report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

S&W SEED COMPANY
Date: October 29, 2018

	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)