Form 10-Q
period 2018-09-30
S&W Seed Co
filed 2018-11-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

      As of November 7, 2018, 25,965,468 shares of the registrant's common stock were outstanding.

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
  the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
  other risks that are described herein including but not limited to the items discussed in "Risk Factors" below, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2018, as updated in Part II, Item 1A. "Risks Factors" of this Quarterly Report on Form 10-Q.

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

When used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "the Company," "S&W" and "S&W Seed" refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2019," "fiscal 2018" and "fiscal 2017" in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2019, 2018 and 2017, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2018	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,034,127	$4,320,894
Accounts receivable, net	13,868,575	13,861,932
Unbilled accounts receivable, net	9,530,970	-
Inventories, net	76,058,981	60,419,276
Prepaid expenses and other current assets	3,548,903	1,279,794
TOTAL CURRENT ASSETS	107,041,556	79,881,896

Property, plant and equipment, net	12,966,314	13,180,132
Intangibles, net	32,639,162	33,109,780
Goodwill	10,292,265	10,292,265
Other assets	1,302,904	1,303,135
TOTAL ASSETS	$164,242,201	$137,767,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,949,282	$5,935,454
Deferred revenue	104,355	212,393
Accrued expenses and other current liabilities	3,031,163	3,114,799
Lines of credit, net	23,569,003	32,630,559
Current portion of long-term debt, net	861,877	503,012
TOTAL CURRENT LIABILITIES	64,515,680	42,396,217

Long-term debt, net, less current portion	12,424,048	12,977,087
Other non-current liabilities	645,493	651,780

TOTAL LIABILITIES	77,585,221	56,025,084

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
25,981,252 issued and 25,956,252 outstanding at September 30, 2018;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	25,981	24,367
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	113,878,725	108,803,991
Accumulated deficit	(21,140,445)	(21,161,376)
Accumulated other comprehensive loss	(5,973,085)	(5,790,662)
TOTAL STOCKHOLDERS' EQUITY	86,656,980	81,742,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,242,201	$137,767,208

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017
Revenue	$26,120,137	$10,711,716

Cost of revenue	20,657,008	8,376,128

Gross profit	5,463,129	2,335,588

Operating expenses
Selling, general and administrative expenses	2,887,378	2,914,080
Research and development expenses	992,113	741,917
Depreciation and amortization	855,108	888,252
Disposal of property, plant and equipment gain	-	(66,363)

Total operating expenses	4,734,599	4,477,886

Income (loss) from operations	728,530	(2,142,298)

Other expense
Foreign currency (gain) loss	(25,443)	14,558
Change in derivative warrant liabilities	-	(772,499)
Interest expense - amortization of debt discount	66,478	33,999
Interest expense	657,230	347,729

Income (loss) before income taxes	30,265	(1,766,085)
Provision for income taxes	9,334	51,421
Net income (loss)	$20,931	$(1,817,506)

Net income (loss) per common share:
Basic	$-	$(0.09)
Diluted	$-	$(0.09)

Weighted average number of common shares outstanding:
Basic	24,790,215	20,156,458
Diluted	24,791,437	20,156,458

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Net income (loss)	$20,931	$(1,817,506)

Foreign currency translation adjustment, net of income taxes	(182,423)	156,653

Comprehensive loss	$(161,492)	$(1,660,853)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, June 30, 2017	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	257,461	-	-	257,461
Net issuance to settle RSUs	27,408	27	-	-	(58,403)	-	-	(58,376)
Proceeds from sale of common stock, net of fees and expenses	2,685,000	2,685	-	-	10,469,336	-	-	10,472,021
Other comprehensive income	-	-	-	-	-	-	156,653	156,653
Net loss	-	-	-	-	-	(1,817,506)	-	(1,817,506)
Balance, September 30, 2017	20,717,089	$20,716	(25,000)	$(134,196)	$93,980,912	$(18,253,792)	$(5,381,732)	$70,231,908

Balance, June 30, 2018	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	$(5,790,662)	$81,742,124

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	155,305	-	-	155,305
Net issuance to settle RSUs	5,629	6	-	-	(6,645)	-	-	(6,639)
Proceeds from sale of common stock, net of fees and expenses	1,607,717	1,608	-	-	4,926,074	-	-	4,927,682
Other comprehensive loss	-	-	-	-	-	-	(182,423)	(182,423)
Net income	-	-	-	-	-	20,931	-	20,931
Balance, September 30, 2018	25,981,252	$25,981	(25,000)	$(134,196)	$113,878,725	$(21,140,445)	$(5,973,085)	$86,656,980

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,931	$(1,817,506)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by operating activities
Stock-based compensation	155,305	257,461
Change in allowance for doubtful accounts	(154,896)	20,547
Depreciation and amortization	855,108	888,252
Gain on disposal of property, plant and equipment	-	(66,363)
Change in foreign exchange contracts	39,177	38,989
Change in derivative warrant liabilities	-	(772,499)
Amortization of debt discount	66,478	33,999
Changes in:	-
Accounts receivable	77,442	(1,892,959)
Unbilled accounts receivable	(9,530,970)	-
Inventories	(15,907,716)	(38,503,457)
Prepaid expenses and other current assets	(2,274,959)	(698,171)
Other non-current asset	-	(4,963)
Accounts payable	31,100,128	39,781,675
Accounts payable - related parties	-	673,357
Deferred revenue	(107,675)	8,705,963
Accrued expenses and other current liabilities	(104,708)	(115,481)
Other non-current liabilities	(4,802)	57,926
Net cash provided by operating activities	4,228,843	6,586,770

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(199,027)	(636,588)
Additions to internal use software	(36,000)	-
Proceeds from disposal of property, plant and equipment	-	256,000
Net cash used in investing activities	(235,027)	(380,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,927,682	10,472,021
Taxes paid related to net share settlements of stock-based compensation awards	(6,639)	(58,376)
Borrowings and repayments on lines of credit, net	(8,872,537)	(13,123,859)
Borrowings of long-term debt	2,152,408	-
Debt issuance costs	(38,727)	-
Repayments of long-term debt	(2,327,857)	(46,393)
Net cash used in financing activities	(4,165,670)	(2,756,607)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(114,913)	112,319

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(286,767)	3,561,894

CASH AND CASH EQUIVALENTS, beginning of the period	$4,320,894	$745,001

CASH AND CASH EQUIVALENTS, end of period	$4,034,127	$4,306,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during the period for:
Interest	$667,854	$266,441
Income taxes	4,980	35,576

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company owns seed cleaning and processing facilities, which are located in Five Points, California, Nampa, Idaho and Keith, South Australia. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

In October 2018, the Company acquired substantially all of the assets of Chromatin, Inc., a U.S.-based sorghum genetics and seed company, as part of the Company's efforts to expand its penetration into the hybrid sorghum market.

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

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2019. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, revenue recognition, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, derivative liabilities, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of alfalfa seed, the market for which is highly competitive. One customer accounted for 75% of its revenue for the three months ended September 30, 2018. In comparison, two customers accounted for 37% of its revenue for the three months ended September 30, 2017.

Two customers accounted for 49% and 45% of the Company's accounts receivable at September 30, 2018 and 2017, respectively. One customer accounted for 35% of the Company's accounts receivable at June 30, 2018.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 16% and 65% of revenue during the three months ended September 30, 2018 and 2017, respectively. The net book value of fixed assets located outside the United States was 20% of total assets at September 30, 2018 and June 30, 2018. Cash balances located outside of the United States may not be insured and totaled $379,615 and $369,803 at September 30, 2018 and June 30, 2018, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2018		2017
United States	$22,043,217	84%	$3,749,265	35%
Libya	998,375	4%	-	0%
Saudi Arabia	666,150	3%	331,907	3%
Mexico	392,950	2%	2,716,009	25%
Sudan	479,772	2%	447,500	4%
Peru	410,250	2%	294,725	3%
Australia	329,670	1%	119,529	1%
China	169,027	1%	281,351	3%
Argentina	5,938	0%	1,559,197	15%
Uruguay	-	0%	241,613	2%
Kuwait	-	0%	198,000	2%
Other	624,788	1%	772,620	7%
Total	$26,120,137	100%	$10,711,716	100%

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

Revenue Recognition

The Company adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606") as of July 1, 2018.  See Note 3 for further discussion.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $431,211 and $584,202 at September 30, 2018 and June 30, 2018, respectively.

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

Components of inventory are:

	September 30,	June 30,
	2018	2018
Raw materials and supplies	$333,995	$344,620
Work in progress	26,698,972	2,775,398
Finished goods	49,026,014	57,299,258
	$76,058,981	$60,419,276

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-28 years for buildings, 3-20 years for machinery and equipment, and 3-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 17 years for customer relationships and 20 years for trade names and other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. ("IVS") and S&W Australia in fiscal year 2013, the acquisition of the alfalfa business from DuPont Pioneer in fiscal year 2015 and the acquisition of the business of SV Genetics in fiscal year 2016. Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then develops a detailed estimate of the reporting unit's fair value. The Company uses market capitalization and an estimate of a control premium, as well as a discounted cash flow analysis to estimate the fair value of its one reporting unit. Management then compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed a quantitative assessment of goodwill at September 30, 2018 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three months ended September 30, 2018 and 2017 has been affected by the valuation allowance on the Company's deferred tax assets.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net income (loss)) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including options, restricted stock awards, and common stock warrants.

The treasury stock method is used for common stock warrants, stock options, and restricted stock awards. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with net number of shares assumed to be issued added to the denominator.

The calculation of Basic and Diluted EPS is shown in the table below. Classes of securities identified in the table with no adjustments in the calculation of Diluted EPS were determined to be antidilutive for the applicable periods.

	Three Months Ended
	September 30,
	2018	2017

Numerator:
Net income (loss)	$20,931	$(1,817,506)

Numerator for basis EPS	20,931	(1,817,506)

Effect of dilutive securities:
Warrants	-	-
	-	-

Numerator for diluted EPS	$20,931	$(1,817,506)

Denominator:
Denominator for basic EPS - weighted-average shares	24,790,215	20,156,458

Effect of dilutive securities:
Employee stock options	-	-
Employee restricted stock units	1,222	-
Warrants	-	-
Dilutive potential common shares	1,222	-

Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	24,791,437	20,156,458

Basic EPS	$-	$(0.09)
Diluted EPS	$-	$(0.09)

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

No assets or liabilities were valued at fair value on a non-recurring basis as of September 30, 2018 or June 30, 2018.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$136,337	$-
Total	$-	$136,337	$-

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$100,138	$-
Total	$-	$100,138	$-

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The adoption did not have a material impact on the consolidated financial statements.

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("Topic 606") as of July 1, 2018.  This ASC topic outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previously existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted Topic 606 using the modified retrospective approach, in which the cumulative effect of applying the new standards to open contracts as of July 1, 2018 was to be recognized as a cumulative effect adjustment.  The adoption did not result in a cumulative effect adjustment as of July 1, 2018.

The adoption of Topic 606 had a significant effect on the Company's accounting for its distribution and production agreements with Pioneer for the period ended September 30, 2018. There were no other changes in the Company's accounting as a result of the adoption of Topic 606.

The change in the accounting for the distribution and production agreements with Pioneer arises from the provisions of Topic 606 regarding the determination of whether a performance obligation is satisfied at a point in time or over time. Under those provisions, a performance obligation is considered to be satisfied over time if the company's performance creates an asset that the customer controls as the asset is created or enhanced; or the work to satisfy the performance obligation does not create an asset with alternative future use to the vendor and the customer has an obligation to pay for work completed. Under the agreements, Pioneer submits a demand plan to the Company in advance of the growing season specifying the amount of seed that it intends to order for the upcoming sales year. Once the demand plan is submitted, Pioneer cannot cancel or reduce the amount of seed that it is obligated to purchase under the agreements. In addition, the Company is not permitted to sell products produced for Pioneer under the agreements to other customers. Therefore, under Topic 606, the performance obligation is satisfied, and revenue is recognized, over time, as the Company takes delivery of, processes, and packages the seed.

The Company has concluded that cost is the best measure of progress under the Pioneer contracts because no other measure adequately reflects the value added to the product by each of the Company's major tasks - having the crop grown, processing, and packaging. As the Company contracts out the growing of seed to third parties, the vast majority of the Company's costs under these agreements are incurred, and therefore the vast majority of the revenue from such agreements is recognized, when the raw seed is purchased from the third-party contract growers. The rest of the costs are incurred, and therefore the rest of the revenue is recognized, as the Company processes and packages the product. Because revenue is recognized as costs are incurred, no inventory costs related to performance under the Pioneer contract are capitalized as inventory - instead, they are recognized as expenses as they are incurred.

Prior to the adoption of Topic 606, revenue related to the Pioneer agreement was recognized when seed was delivered to Pioneer. Costs incurred to purchase and process seed were capitalized as inventory until the product was delivered. As the Company adopted Topic 606 using the modified retrospective approach, figures for fiscal 2018 have not been adjusted and continue to reflect the prior accounting policies.

The change in accounting for the Pioneer contract did not result in a cumulative effect adjustment, because all seed produced for Pioneer in previous growing seasons had been delivered, and revenue recognized, prior to July 1, 2018, and no seed had been received prior to July 1, 2018 related to the current growing season. However, the change materially affected the amount of revenue and costs recognized during the three months ended September 30, 2018. The effects of the new accounting for the Pioneer contracts on the Company's financial statements are shown below:

	September 30, 2018
			Balances Without
	As Reported	Adjustments	Adoption of ASC 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,034,127	$-	$4,034,127
Accounts receivable, net	13,868,575	-	13,868,575
Unbilled accounts receivable, net	9,530,970	(9,530,970)	-
Inventories, net	76,058,981	13,085,212	89,144,193
Prepaid expenses and other current assets	3,548,903	-	3,548,903
TOTAL CURRENT ASSETS	107,041,556	3,554,242	110,595,798

Property, plant and equipment, net	12,966,314	-	12,966,314
Intangibles, net	32,639,162	-	32,639,162
Goodwill	10,292,265	-	10,292,265
Other assets	1,302,904	-	1,302,904
TOTAL ASSETS	$164,242,201	$3,554,242	$167,796,443

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,949,282	$-	$36,949,282
Deferred revenue	104,355	7,916,627	8,020,982
Accrued expenses and other current liabilities	3,031,163	(108,262)	2,922,901
Lines of credit, net	23,569,003	-	23,569,003
Current portion of long-term debt, net	861,877	-	861,877
TOTAL CURRENT LIABILITIES	64,515,680	7,808,365	72,324,045

Long-term debt, net, less current portion	12,424,048	-	12,424,048
Other non-current liabilities	645,493	(67,036)	578,457

TOTAL LIABILITIES	77,585,221	7,741,329	85,326,550

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
25,981,252 issued and 25,956,252 outstanding at September 30, 2018;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	25,981	-	25,981
Treasury stock, at cost, 25,000 shares	(134,196)	-	(134,196)
Additional paid-in capital	113,878,725	-	113,878,725
Accumulated deficit	(21,140,445)	(4,187,087)	(25,327,532)
Accumulated other comprehensive loss	(5,973,085)	-	(5,973,085)
TOTAL STOCKHOLDERS' EQUITY	86,656,980	(4,187,087)	82,469,893
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,242,201	$3,554,242	$167,796,443

	Three Months Ended
	September 30,
			Balances Without
	As Reported	Adjustments	Adoption of ASC 606
Revenue	$26,120,137	$(17,339,335)	$8,780,802

Cost of revenue	20,657,008	(13,085,212)	7,571,796

Gross profit	5,463,129	(4,254,123)	1,209,006

Operating expenses
Selling, general and administrative expenses	2,887,378	-	2,887,378
Research and development expenses	992,113	-	992,113
Depreciation and amortization	855,108	-	855,108
Disposal of property, plant and equipment gain	-	-	-

Total operating expenses	4,734,599	-	4,734,599

Income (loss) from operations	728,530	(4,254,123)	(3,525,593)

Other expense
Foreign currency (gain) loss	(25,443)	-	(25,443)
Change in derivative warrant liabilities	-	-	-
Interest expense - amortization of debt discount	66,478	-	66,478
Interest expense	657,230	-	657,230

Income (loss) before income taxes	30,265	(4,254,123)	(4,223,858)
Provision for income taxes	9,334	(67,036)	(57,702)
Net income (loss)	$20,931	$(4,187,087)	$(4,166,156)

Net income (loss) per common share:
Basic	$0.00	$(0.17)	$(0.17)
Diluted	$0.00	$(0.17)	$(0.17)

Weighted average number of common shares outstanding:
Basic	24,790,215	-	24,790,215
Diluted	24,791,437	(1,222)	24,790,215

Topic 606 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Those disclosures can also be found in Note 3.

Recently Issued, but Not Yet Adopted, Accounting Pronouncements

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

NOTE 3 - REVENUE RECOGNITION

The Company adopted the provisions of Topic 606 as of July 1, 2018. As the Company adopted Topic 606 using the modified retrospective approach, comparative figures have not been revised and are still reported under prior accounting standards.

The Company derives its revenue from 1) the sale of seed, 2) milling services and 3) research and development services.

The following table disaggregates the Company's revenue by type of contract1:

	Three Months Ended September 30,
	2018		2017
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$19,507,626	$2,168,291	$2,788,490
Other product sales	6,575,029	6,575,029	7,734,426
Services	37,482	37,482	188,800
	$26,120,137	$8,780,802	$10,711,716

12018 information provided under ASC 605 to provide for comparison to 2017.

Distribution and Production Agreements with Pioneer

Under the production and distribution agreements with Pioneer, the Company grows, processes, and delivers alfalfa seed for and to Pioneer. The Company has concluded that none of the individual activities performed under these contracts are distinct, as the customer is contracting for processed and packaged product.

Pioneer submits a demand plan to the Company in advance of the growing season specifying the amount of seed that it intends to order for the upcoming sales year. The Company is required to use commercially reasonable efforts to arrange for the requisite amount of seed to be grown and to process and package the product as provided for in the contract. Once the demand plan is submitted, Pioneer cannot cancel or reduce the amount of seed that it is obligated to purchase under the agreements. In addition, the Company is not permitted to sell products produced for Pioneer under the agreements to other customers. Therefore, as provided in Topic 606, the Company recognizes revenue from these agreements over time, as it incurs costs to fulfill its obligations.

To the extent the Company produces more product than Pioneer has specified in its demand plan, the Company must first offer such product to Pioneer. If Pioneer does not purchase such excess product, the Company may sell such product to other customers subject to certain limitations. Revenue from such excess product is recognized as other product revenue, as discussed below.

The agreements specify prices per finished unit which are adjusted each year, up or down, based on current market conditions, by a maximum of 4% per year. The prices for a given crop year are determined one year in advance of the beginning of the sales season.

The Company believes that cost is the best measure of progress under these contracts because no other measure adequately reflects the value added to the product by each of the Company's major tasks - having the crop grown, processing, and packaging. As the Company typically contracts out the growing of seed to third parties, the vast majority of the Company's costs under these agreements are incurred, and therefore the vast majority of the revenue from such agreements is recognized, when the raw seed is purchased from the third-party contract growers. The rest of the costs are incurred, and therefore the rest of the revenue is recognized, as the Company processes and packages the product. Prior to the adoption of Topic 606, revenue from these agreements was recognized when risk and title to the product was transferred, which generally occurs upon shipment.

Other Product Sales

Revenue from other product sales is recognized at the point in time at which control of the product is transferred to the customer. Generally, this occurs upon shipment of the product. Pricing for such transactions is negotiated and determined at the time the contracts are signed. We have elected the practical expedient that allows us to account for shipping and handling activities as a fulfillment cost, and we accrue those costs when the related revenue is recognized.

The Company does not provide warranties or rights of return to its customer.

Services

Revenue from milling services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. In fiscal 2019, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

Payment Terms and Related Balance Sheet Accounts

Accounts receivable represent amounts that are payable to the Company by its customers subject only to the passage of time. Payment terms on invoices are generally 30 to 120 days. As the period between the transfer of goods and/or services to the customer and receipt of payment is less than on year, the Company does not separately account for a financing component in its contracts with customers.

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract, but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arise from the distribution and production agreements with Pioneer for which the Company recognizes revenue over time, as the Company bills for these arrangements upon product delivery, while revenue is recognized, as described above, as costs are incurred. Unbilled receivables may arise as much as three months before billing is expected to occur. Unbilled receivables are generally expected to be generated in the first and second fiscal quarters, and to be billed in the second, third and fourth fiscal quarters

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2018, the Company recognized a gain of $211,200 from collection of a previously impaired accounts receivable.

Transaction Price Allocated to Remaining Performance Obligations

Total estimated revenue remaining on uncompleted contracts is $94.6 million. This is comprised of $9.7 million remaining on the Pioneer distribution and production agreements which is expected to be recognized in fiscal 2019, an estimated $84.9 million related to fiscal years 2020 - 2023 based on the minimum purchase requirements in the Pioneer distribution agreement and $0.1 million remaining on a research and development services agreement expected to be recognized in fiscal 2019.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the three months ended September 30, 2018 and the year ended June 30, 2018, respectively.

	Balance at		Balance at
	July 1, 2018	Additions	September 30, 2018
Goodwill	$10,292,265	$-	$10,292,265

	Balance at		Balance at
	July 1, 2017	Additions	June 30, 2018
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2018	Additions	Amortization	September 30, 2018
Trade name	$1,159,826	$-	$(21,120)	$1,138,706
Customer relationships	1,156,955	-	(25,302)	1,131,653
Non-compete	62,720	-	(17,371)	45,349
GI customer list	71,639	-	(1,791)	69,848
Supply agreement	1,077,783	-	(18,908)	1,058,875
Distribution agreement	6,344,253	-	(96,126)	6,248,127
Grower relationships	1,753,208	-	(26,352)	1,726,856
Intellectual property	20,873,393	-	(282,704)	20,590,689
Internal use software	610,003	36,000	(16,944)	629,059
	$33,109,780	$36,000	$(506,618)	$32,639,162

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	June 30, 2018
Trade name	$1,244,306	$-	$(84,480)	$1,159,826
Customer relationships	1,258,163	-	(101,208)	1,156,955
Non-compete	102,035	-	(39,315)	62,720
GI customer list	78,803	-	(7,164)	71,639
Supply agreement	1,153,415	-	(75,632)	1,077,783
Distribution agreement	6,728,753	-	(384,500)	6,344,253
Production agreement	111,670	-	(111,670)	-
Grower relationships	1,858,616	-	(105,408)	1,753,208
Intellectual property	21,725,539	295,034	(1,147,180)	20,873,393
Internal use software	677,779	-	(67,776)	610,003
	$34,939,079	$295,034	$(2,124,333)	$33,109,780

Amortization expense totaled $506,618 and $572,921 for the three months ended September 30, 2018 and 2017, respectively. Estimated aggregate remaining amortization is as follows:

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$1,488,108	$1,976,512	$1,962,980	$1,962,980	$1,957,688	$23,290,894

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30,	June 30,
	2018	2018

Land and improvements	$2,058,956	$2,068,742
Buildings and improvements	8,961,322	8,888,196
Machinery and equipment	5,726,661	5,731,293
Vehicles	1,169,922	1,130,276
Construction in progress	238,201	220,089
Total property, plant and equipment	18,155,062	18,038,596

Less: accumulated depreciation	(5,188,748)	(4,858,464)

Property, plant and equipment, net	$12,966,314	$13,180,132

Depreciation expense totaled $348,490 and $315,331 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 6 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	September 30,	June 30,
	2018	2018
Working capital lines of credit
KeyBank	$14,805,907	$25,050,464
National Australia Bank Limited	8,872,466	7,697,040
Debt issuance costs	(109,370)	(116,945)
Total working capital lines of credit, net	$23,569,003	$32,630,559

Current portion of long-term debt
Capital leases	$406,404	$27,241
Keith facility (building loan) - National Australia Bank Limited	3,609	3,701
Keith facility (machinery & equipment loans) - National Australia Bank Limited	203,000	198,251
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	238,693	229,789
Secured equipment note - Conterra	-	37,824
Debt issuance costs	(89,829)	(93,794)
Total current portion, net	861,877	503,012

Long-term debt, less current portion
Capital leases	1,659,433	-
Keith facility (building loan) - National Australia Bank Limited	411,369	421,857
Keith facility (machinery & equipment loans) - National Australia Bank Limited	409,350	431,754
Secured real estate note - Conterra	10,048,597	10,170,211
Secured equipment note - Conterra	-	2,062,176
Debt issuance costs	(104,701)	(108,911)
Total long-term portion, net	12,424,048	12,977,087
Total debt, net	$13,285,925	$13,480,099

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
  At September 30, 2018, the Company was in compliance with all KeyBank debt covenants.

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

  Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note matures on November 30, 2019, which, subject to Conterra's approval, may be extended to November 30, 2020. The Secured Equipment Note bore an interest rate of 9.5% per annum. The Company agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Company may prepay the Secured Equipment Note, in whole or in part, at any time.

On August 15, 2018, the Company completed a sale and leaseback transaction with American AgCredit involving certain equipment located at the Company's Five Points, California and Nampa, Idaho production facilities. Due to its terms, the sale and leaseback transaction is required to be accounted for as a financing arrangement. Accordingly, the proceeds received from American AgCredit were accounted for as proceeds from a debt financing. Under the terms of the transaction:

  The Company sold the equipment to American AgCredit for $2,106,395 million in proceeds. The proceeds were used to pay off in full a note (in the principal amount of $2,081,527, plus accrued interest of $24,868) held by Conterra Agricultural Capital, LLC, which had an interest rate of 9.5% per annum and was secured by, among other things, the equipment.
  The Company entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, the Company will repurchase the equipment for $1.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facilities with National Australia Bank Ltd ("NAB"). The current facilities (the "2016 NAB Facilities") were amended as of April 13, 2018 and expire on March 30, 2020. As of September 30, 2018, AUD $12,293,843 (USD $8,872,466) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $721,700 at September 30, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,660,400 at September 30, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.33% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2018, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

For both the Overdraft Facility and the Borrowing Base Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility agreements, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Borrowing Base Facility and the Overdraft Facility rate increases to 13.92% per annum upon the occurrence of an event of default).

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at September 30, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.45% as of September 30, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2019	$449,022
2020	979,393
2021	10,581,044
2022	550,666
2023	540,180
Thereafter	380,150
Total	$13,480,455

NOTE 7 - WARRANTS

The following table summarizes the total warrants outstanding at September 30, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2018	New Issuances	Expired	of September 30, 2018

Warrants	Dec 2014	$4.32	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of June 30, 2018

Warrants	Dec 2014	$4.32	Jun 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $3,894,400 at September 30, 2018 and their maturities range from October 2018 to January 2019.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $136,337 at September 30, 2018 and $100,138 at June 30, 2018. The Company recorded a loss on foreign exchange contracts of $39,177 and $38,989, which is reflected in cost of revenue for the three months ended September 30, 2018 and 2017, respectively.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. ("MFP"), a stockholder of the Company, and certain entities related to Wynnefield Capital Management LLC (collectively, "Wynnefield"), pursuant to which MFP purchased approximately $3.7 million of shares of its common stock and Wynnefield purchased approximately $3.0 million of shares of its common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of the Company's common stock. Alexander C. Matina, a member of the Company's Board, is Vice President, Investments of MFP. Robert D. Straus, a member of the Company's Board since January 9, 2018, is a Portfolio Manager at Wynnefield.

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

On September 5, 2018, the Company entered into a Securities Purchase Agreement with MFP, pursuant to which the Company agreed to sell and issue to MFP 1,607,717 shares of its common stock at a purchase price of $3.11 per share at an initial closing (the "Initial Closing") and, subject to the satisfaction of certain conditions, 7,235 shares of a newly designated Series A Convertible Preferred Stock of the Company ("Preferred Shares") at a purchase price of $3,110 per share at a second closing (the "Second Closing"). The Initial Closing was completed on September 5, 2018 and the Second Closing was completed on October 23, 2018. See Note 11 for further discussion on the Second Closing.

NOTE 11 - EQUITY-BASED COMPENSATION

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan (as amended and/or restated from time to time, the "2009 Plan"). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's Board of Directors and stockholders, respectively, approved an amendment of the 2009 Plan to increase the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares. In September 2015 and December 2015, the Company's Board of Directors and stockholders, respectively, approved an amendment of the 2009 Plan to increase the number of shares available for issuance as grants and awards under the Plan to 2,450,000 shares.

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

Weighted average assumptions used in the Black-Scholes-Merton model for awards granted during the period are set forth below:

	September 30,
	2018	2017

Risk free rate	2.72%	1.72%
Dividend yield	0%	0%
Volatility	45.5%	45.30%
Average forfeiture assumptions	1.3%	5.4%

During the three months ended September 30, 2018, the Company granted options to purchase 158,197 shares of its common stock to certain of its Directors and members of the executive management team at exercise prices ranging from $3.20 - $3.30. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the three months ended September 30, 2018 and the year ended June 30, 2018 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2017	990,528	$5.12	4.3	$100,344
Granted	103,283	3.45	-	-
Exercised	(49,000)	3.95	-	-
Canceled/forfeited/expired	(252,737)	6.46	-	-
Outstanding at June 30, 2018	792,074	4.55	6.3	10,413
Granted	158,197	3.20	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Outstanding at September 30, 2018	950,271	4.32	6.7	-
Options vested and exercisable at September 30, 2018	603,909	4.78	5.2	-
Options vested and expected to vest as of September 30, 2018	949,764	$4.32	6.7	$-

The weighted average grant date fair value of options granted and outstanding at September 30, 2018 was $1.28. At September 30, 2018, the Company had $414,026 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.04 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the three months ended September 30, 2018, the Company issued 61,917 restricted stock units to certain members of the executive management team. The restricted stock units vest quarterly periods over three-years. The fair value of the awards totaled $198,549 and was based on the closing stock price on the date of grants.

The Company recorded $87,178 and $186,995 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2018 and 2017, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Three Months Ended September 30, 2018
			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	89,193	$3.98	1.1
Granted	61,917	3.21	2.8
Vested	(7,669)	4.39	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	143,441	$3.63	1.9

At September 30, 2018, the Company had $315,256 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.9 years.

At September 30, 2018, there were 495,562 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2018 and 2017, totaled $155,305 and $257,461, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On October 23, 2018, the Company completed the Second Closing with MFP pursuant to the terms of the Securities Purchase Agreement. At the Second Closing, the Company issued to MFP 7,235 shares of a newly designated Series A Convertible Preferred Stock at a purchase price of $3,110 per share, for aggregate gross proceeds of approximately $22.5 million. The foregoing shares will automatically convert into shares of the Company's Common Stock at a conversion price of $3.11 per share upon receipt of the stockholder approval.

On October 25, 2018, the Company completed the acquisition of substantially all of the assets of Chromatin, Inc. (together with certain of its subsidiaries and affiliates in receivership, "Chromatin"), as well as the assumption of certain contracts and limited specified liabilities of Chromatin, for an aggregate cash purchase price of approximately $26.5 million (the "Acquisition"), pursuant to the terms of its previously disclosed Asset Purchase Agreement, dated September 14, 2018, with Novo Advisors (f/k/a Turnaround Advisory Group Inc.), solely in its capacity as the receiver for, and on behalf of, Chromatin ("Novo"). The purchase price for the Acquisition was funded by the proceeds received by the Company from MFP under the Securities Purchase Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, particularly in Part I, Item 1A, "Risk Factors", as updated in Part II, Item 1A. "Risks Factors" of this Quarterly Report on Form 10-Q.

Executive Overview

Founded in 1980 and headquartered in Sacramento, California, we are a global agricultural company. Grounded in our historical expertise and what we believe is our present leading position in the breeding, production and sale of alfalfa seed, we continue to build towards our goal of being recognized as the world's preferred proprietary forage, grain and specialty crop seed company. In addition to our primary activities in alfalfa seed, we have recently expanded our product portfolio by adding hybrid sorghum and sunflower seed, which complement our alfalfa seed offerings by allowing us to leverage our infrastructure, research and development expertise and our distribution channels, as we begin to diversify into what we believe are higher margin opportunities. We also continue to conduct our stevia breeding program, having been granted four patents by the U.S. Patent and Trademark Office (the "USPTO").

Following our initial public offering in fiscal year 2010, we expanded certain pre-existing business initiatives and added new ones, including:

  diversifying our production geographically by expanding from solely producing seed in the San Joaquin Valley of California to initially adding production capability in the Imperial Valley of California, then expanding into Australia (primarily South Australia) and, adding production in other western states and Canada;

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

  the acquisition of substantially all of the assets of Chromatin in October 2018, to accelerate and substantially expand our penetration into the hybrid sorghum market, and enable us to expand our production and research and our product development capabilities.

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

Our May 2016 acquisition of the hybrid sorghum and sunflower germplasm business and assets of SV Genetics, our April 2018 acquisition of a portfolio of sorghum germplasm, and our October 2018 acquisition of the assets and business of Chromatin signal management's commitment to our strategy of identifying opportunities to diversify our product lines and improve our gross margins.

We continue to have a long-term distribution agreement with DuPont Pioneer regarding conventional (non GMO) varieties, the term of which extends into 2024. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6 million annually, commencing with our Fiscal Year 2020. Although the production agreement will terminate on May 31, 2019, we expect that the DuPont Pioneer distribution agreement will continue to be a significant source of the Company's annual revenue through December 2024.

We are in discussions with DuPont Pioneer regarding the orderly transition of activities previously conducted by us under the production and research agreements (relating to GMO- traited varieties), as well as the possibility of certain ongoing commercial relationships between us relating to GMO-traited varieties, among other things.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary alfalfa seed varieties. We expect that over the next several years, a majority of our revenue will continue to be generated from the sale of alfalfa seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops. In late fiscal year 2016, we began that expansion with the acquisition of the hybrid sorghum and sunflower business and assets of SV Genetics. In October 2018, we continued this expansion with our acquisition of the assets and business of Chromatin. Revenue from the SV Genetics germplasm will be primarily derived from the sale of sorghum and sunflower seed as well as royalty-based payments set forth in various licensing agreements. Revenue from the Chromatin transaction is expected to be derived from the sale of hybrid sorghum seed.

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

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 10-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight- line method over the estimated useful life of the asset, consisting of periods of 5-28 years for buildings, 3-20 years for machinery and equipment and 3-5 years for vehicles.

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the fair value of our contingent consideration obligations and interest expense in connection with amortization of debt discount. In addition, interest expense primarily consists of interest costs related to outstanding borrowings on our credit facilities, including our current KeyBank revolving line of credit and on S&W Australia's credit facilities, our three-year secured promissory note issued in December 2014 in connection with the DuPont Pioneer Acquisition which was paid off on December 1, 2017, and our secured promissory note with Conterra Agricultural Capital, LLC ("Conterra").

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

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2018 was $26.1 million compared to $10.7 million for the three months ended September 30, 2017. The $15.4 million increase in revenue for the three months ended September 30, 2018 was primarily due to a $16.7 million increase in revenues from DuPont Pioneer. The increase in revenues from DuPont Pioneer is solely due to timing of revenue recognition pursuant to our adoption Topic 606. We expect full year revenues from DuPont Pioneer in fiscal 2019 to be down compared to fiscal year 2018. We also experienced a $2.3 million decrease in revenues to Mexico due to timing differences as well as softer market conditions.

Sales into international markets represented 16% and 65% of revenue during the three months ended September 30, 2018 and 2017, respectively. Domestic revenue accounted for 84% and 35% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributable to timing of revenue recognition associated with our distribution and production agreements with DuPont Pioneer.

We recorded sales of approximately $19.5 million from our distribution and production agreements with DuPont Pioneer during the three months ended September 30, 2018, which was an increase of $16.7 million from the comparable period in the prior year amount of $2.8 million. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6.0 million annually, commencing with our Fiscal Year 2020. Although the production agreement will terminate on May 31, 2019, we expect sales to DuPont Pioneer under our distribution agreement will continue to represent a significant portion of our domestic sales, as well as overall sales, through December 2024.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2018		2017
United States	$22,043,217	84%	$3,749,265	35%
Libya	998,375	4%	-	0%
Saudi Arabia	666,150	3%	331,907	3%
Mexico	392,950	2%	2,716,009	25%
Sudan	479,772	2%	447,500	4%
Peru	410,250	2%	294,725	3%
Australia	329,670	1%	119,529	1%
China	169,027	1%	281,351	3%
Argentina	5,938	0%	1,559,197	15%
Uruguay	-	0%	241,613	2%
Kuwait	-	0%	198,000	2%
Other	624,788	1%	772,620	7%
Total	$26,120,137	100%	$10,711,716	100%

Cost of revenue of $20,657,008 for the three months ended September 30, 2018 was 79.1% of revenue, while the cost of revenue of $8,376,128 for the three months ended September 30, 2017 was 78.2% of revenue. Cost of revenue increased on a dollar basis primarily due to the increase in revenue discussed above.

Total gross profit margin for the three months ended September 30, 2018 was 20.9% compared to 21.8% in the three months ended September 30, 2017. The decrease in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of sales, as a percentage of total revenue, to DuPont Pioneer under our production agreement. The sales pricing under our production agreement expiring in May 2019 is lower in fiscal 2019 than in the prior year.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended September 30, 2018 totaled $2,887,378 compared to $2,914,080 for the three months ended September 30, 2017. We incurred non-recurring transactions expenses of $408,516 during the three months ended September 30, 2018 related to the acquisition of Chromatin. Excluding transaction costs from the three months ended September 30, 2018 and 2017, SG&A expenses decreased $406,055 from the comparable period of the prior year. The decrease in SG&A expense was primarily due to a decrease in stock-based compensation of $102,156, a decrease in bad debt expense of $175,443 as well as other expense reductions.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 totaled $992,113 compared to $741,917 for the three months ended September 30, 2017. The $250,196 increase in research and development expense versus the comparable period of the prior year is driven by additional investment in our hybrid sorghum and sunflower programs as well as our stevia program. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 was $855,108 compared to $888,252 for the three months ended September 30, 2017. Included in the amount was amortization expense for intangible assets, which totaled $506,618 for the three months ended September 30, 2018 and $572,921 for the three months ended September 30, 2017. The $33,144 decrease in depreciation and amortization expense over the prior year is primarily driven by certain intangibles assets being fully amortized in the current period.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $25,443 for the three months ended September 30, 2018 compared to a loss of $14,558 for the three months ended September 30, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2018 was $66,478 compared to $33,999 for the three months ended September 30, 2017. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility, our secured property note, and our equipment capital lease. The expense in the comparable period in the prior year represents the amortization of the debt issuance costs associated with our KeyBank working capital facility.

Interest Expense

Interest expense for the three months ended September 30, 2018 totaled $657,230 compared to $347,729 for the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, and the secured property loan entered into in November 2017. Interest expense for the three months ended September 30, 2017 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB and the note payable issued to DuPont Pioneer as part of the purchase consideration for the DuPont Pioneer Acquisition. The $309,501 increase in interest expense for the three months ended September 30, 2018 is primarily driven by $251,795 of interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings partially offset by a $75,000 reduction in interest expense from the pay-off of the DuPont Pioneer note.

Provision for Income Taxes

Income tax expense totaled $9,334 for the three months ended September 30, 2018 compared to income tax expense of $51,421 for the three months ended September 30, 2017. Our effective tax rate was 1.6% for the three months ended September 30, 2018 compared to (2.9%) for the three months ended September 30, 2017. The increase in our effective tax rate for the three months ended September 30, 2018 was primarily attributable to the full valuation allowance recorded against substantially all of our deferred tax assets in the during fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, in the prior year we did record tax expense related to certain other factors occurring throughout the year. For example, we have goodwill with an indefinite life for financial reporting purposes. All net operating losses generated in fiscal 2019 and forward are now indefinite lived as well. Due to this, we have reduced the deferred tax liability balance on the indefinite lived intangibles. Our effective tax rate is a function of the projected benefit from the decrease in our deferred tax liability over the projected pre-tax book losses for the year.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. As a result of the new law, we have concluded that our deferred tax assets needed to be revalued. Our deferred tax assets represent a reduction in corporate taxes that are expected to be paid in the future. As a result of the Tax Act, we have estimated a reduction to the value of our deferred tax assets which is almost entirely offset by a reduction to our valuation allowance in the second quarter of fiscal year 2018.  The net impact of the decrease to both the deferred tax assets and the valuation allowance will be a remeasuring of our net deferred tax liability associated with indefinite lived intangibles for which we cannot predict a reversal into taxable income. In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have recognized the provisional tax impacts related to deemed repatriated earnings, and the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended June 30, 2018. The ultimate impact, which is expected to be recorded by December 21, 2018, may differ from these provisional amounts, possible materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the tax act.

The final calculations related to our deemed repatriated earnings and the revaluation of our deferred tax assets and liabilities may differ from these provisional amounts, possible materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the tax act.  The ultimate impact will be finalized and recorded when our June 30, 2018 tax return working papers are completed, which is expected to occur before the one year period allowed under SAB 118.

The Tax Act also allowed for one hundred percent expensing of the cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.  We do not plan to take advantage of this provision for the near term and have the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration. Also, as part of the Tax Act, our net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter.

This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to our deferred tax asset position. The Tax Act also incorporates changes to certain international tax provisions. There was a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There was a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount. The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if we have taxable income. We do not currently anticipate that any of the foreign provisions will have an impact to our tax accounts.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2018, we paid our North American growers approximately 50% of amounts owed to them in October 2017 and the balance was paid in February 2018. This payment cycle is expected to be similar in fiscal year 2019. S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

  Secured Equipment Note. We issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note had a maturity date of November 30, 2019, which, subject to Conterra's approval, could be extended to November 30, 2020. The Secured Equipment Note bore an interest rate of 9.5% per annum. We agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. We may prepay the Secured Equipment Note, in whole or in part, at any time.

On December 1, 2017, we used the proceeds from the Loan Transaction to repay the Pioneer Note.

On August 15, 2018, we closed on a sale and leaseback transaction with American AgCredit involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction:

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

  At September 30, 2018, we were in compliance with all KeyBank debt covenants.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 30, 2020. As of September 30, 2018, AUD $12,293,843 (USD $8,872,466) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $721,700 at September 30, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,660,400 at September 30, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of September 30, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.33% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2018, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

For both the Overdraft Facility and the Borrowing Base Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility agreements, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.5% per annum under the Borrowing Base Facility and the Overdraft Facility rate increases to 13.92% per annum upon the occurrence of an event of default).

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at September 30, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.45% as of September 30, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

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

On October 23, 2018, we completed the Second Closing with MFP pursuant to the terms of the Securities Purchase Agreement. At the Second Closing, we issued to MFP 7,235 shares of a newly designated Series A Convertible Preferred Stock at a purchase price of $3,110 per share, for aggregate gross proceeds of approximately $22.5 million. The foregoing shares will automatically convert into shares of our common stock at a conversion price of $3.11 per share upon receipt of the stockholder approval.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities	$4,228,843	$6,586,770
Cash flows from investing activities	(235,027)	(380,588)
Cash flows from financing activities	(4,165,670)	(2,756,607)
Effect of exchange rate changes on cash	(114,913)	112,319
Net increase (decrease) in cash and cash equivalents	(286,767)	3,561,894
Cash and cash equivalents, beginning of period	4,320,894	745,001
Cash and cash equivalents, end of period	$4,034,127	$4,306,895

Operating Activities

For the three months ended September 30, 2018, operating activities provided $4,228,843 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $982,103 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3,246,740 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable of $31,100,128, partially offset by increases in inventories of $15,907,716 and unbilled accounts receivable of $9,530,970.

For the three months ended September 30, 2017, operating activities provided $6,586,770 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1,417,120 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $8,003.890 in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable (including related parties) of $40,455,032 and an increase in deferred revenue of $8,705,963, partially offset by an increase in inventories of $38,503,457 and an increase in accounts receivable of $1,892,959.

Investing Activities

Investing activities during the three months ended September 30, 2018 used $235,027 in cash. These activities consisted primarily of equipment purchases for our facility in Keith, Australia.

Investing activities during the three months ended September 30, 2017 used $380,588 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho. The sale of farmland generated net proceeds of approximately $256,000.

Financing Activities

Financing activities during the three months ended September 30, 2018 used $4,165,670 in cash. We completed a private placement of common stock during the three months ended September 30, 2018 which raised net proceeds of $4,927,682 in cash. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2,106,395 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above. During the three months ended September 30, 2018, we also made net repayments on the working capital lines of credit of $8,872,537.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2018.

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

Revenue Recognition

We adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606") as of July 1, 2018.  Prior to the adoption of Topic 606, we had recognized revenue from product sales primarily when product was shipped.  However, Topic 606 requires that companies evaluate their contracts with customers to determine whether any of three criteria is met with relation to an obligation to transfer goods or services to the customer.  If so, revenue is recognized over time, generally during performance of the service or production of the goods, rather than only upon completion of the service or delivery of the goods.  One criterion that requires recognition of revenue over time is met if i) the vendor's performance does not create an asset with an alternative use to the vendor, and ii) the customer does not have the ability to cancel its order without payment to the vendor for all work performed.

We have determined that our production and distribution agreements with Pioneer meet this criterion.    Once Pioneer submits a demand plan for a particular growing season, we are required to use commercially reasonable efforts to arrange for the requested quantity of seed to be produced, and we are not permitted to sell the ordered seed to other customers.  In addition, once Pioneer submits a demand plan, Pioneer cannot cancel or reduce the amount of seed that it is obligated to purchase under the contracts and must pay us for the requested quantity as long as we comply with the contracts.  Therefore, the seed produced to meet Pioneer's demand plan has no alternative use to us, and Pioneer has an obligation to pay us for all seed ordered.  As such, we began recognizing revenue under the Pioneer agreement over time as of July 1, 2018.  This requires us to estimate our progress toward satisfying our obligation to produce and deliver seed to Pioneer.  We have concluded that cost is the best measure of progress under the Pioneer contract because no other measure adequately reflects the value added to the product by each of our major tasks - having the crop grown, processing, and packaging.  As we contract out the growing of seed to third parties, the vast majority of our costs under these agreements are incurred, and therefore the vast majority of the revenue from such agreements is recognized, when the raw seed is purchased from the third-party contract growers.  The rest of the costs are incurred, and therefore the rest of the revenue is recognized, as we process and package the product.  Changes in estimates of costs to process and package seed, as well as changes in the timing of purchase of raw seed from third-party growers, could result in significant changes to the timing of revenue recognition, although they will not alter the total amount of revenue recognized under the contract in a growing season.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which could materially affect our business, financial condition, cash flows or future results. Except for the risk factors set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

For example, on October 25, 2018, we completed the acquisition of substantially all of the assets of Chromatin, Inc. (together with certain of its subsidiaries and affiliates in receivership, "Chromatin"), as well as the assumption of certain contracts and limited specified liabilities of Chromatin, for an aggregate cash purchase price of approximately $26.5 million (the "Acquisition"), pursuant to the terms of our previously disclosed Asset Purchase Agreement, dated September 14, 2018, with Novo Advisors (f/k/a Turnaround Advisory Group Inc.), solely in its capacity as the receiver for, and on behalf of, Chromatin ("Novo"). To fund the Chromatin Acquisition, cover transaction expenses and provide additional working capital, we entered into a Securities Purchase Agreement (the "September SPA") with MFP Partners, L.P. ("MFP"), pursuant to which we agreed to sell and issue to MFP 1,607,717 shares of our common stock (the "Common Shares") for approximate gross proceeds of $5.0 million at an initial closing (the "Initial Closing") and, subject to the satisfaction of certain conditions, 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company ("Preferred Shares") for aggregate gross proceeds of $22.5 million at a second closing (the "Second Closing"), each in a private placement. The Initial Closing was completed on September 5, 2018 and the Second Closing was completed on October 23, 2018.

We cannot guarantee that the Chromatin Acquisition will yield the results we have anticipated. In addition, there can be no assurance that we will achieve the revenues, growth prospects and synergies expected from this acquisition, our prior acquisitions or any future acquisitions, or that we will achieve such revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.

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

For example, on September 5, 2018, we entered into the September SPA with MFP, pursuant to which we have issued the Common Shares and Preferred Shares for aggregate gross proceeds of approximately $27.5 million. As a result of these issuances, our investors other than MFP experienced substantial dilution of their ownership interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018
2.2(2)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018
3.1(3)	Registrant's Articles of Incorporation

3.2(4)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.2(5)	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(6)	Form of Common Stock Certificate.
4.3(7)	Form of Common Stock Purchase Warrant
10.1(8) +	Fourth Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 2, 2018
10.2(9)	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 15, 2018
10.3(10)	Securities Purchase Agreement dated September 5, 2018, by and among the Registrant and MFP
10.4(11)	Voting Rights Agreement dated September 5, 2018, by and among the Registrant and MFP
10.5(12)	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________
(1)    Incorporated by reference to Exhibit 2.8 to the Registrant's Annual Report on Form 10-K, filed on September 20, 2018 (File No. 001-34719).
(2)    Incorporated by reference to Exhibit 2.9 to the Registrant's Annual Report on Form 10-K, filed on September 20, 2018 (File No. 001-34719).
(3)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(4)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(5)    Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed on September 28, 2015 (File No. 001-34719).
(6)    Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(7)    Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December31, 2014 (File No. 001-34719).
(8)    Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed on September 20, 2018 (File No. 001-34719).
(9)    Incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K, filed on September 20, 2018 (File No. 001-34719).
(10)   Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 6, 2018 (File No. 001-34719).
(11)   Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 6, 2018 (File No. 001-34719).
(12)   Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 6, 2018 (File No. 001-34719).

+ Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

** This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&W SEED COMPANY

Date: November 12, 2018	By: /s/ Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)