Form 10-Q
period 2018-12-31
S&W Seed Co
filed 2019-02-13
CIK 1477246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒     NO  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

      As of February 12, 2019, 33,271,678 shares of the registrant's common stock were outstanding.

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

  whether we are successful in securing sufficient acreage to support the growth of our seed business, our plans for expansion of our business (including through acquisitions) and our ability to successfully integrate acquisitions into our operations;
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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2018	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,471,381	$4,320,894
Accounts receivable, net	23,178,997	13,861,932
Unbilled accounts receivable, net	11,206,984	-
Inventories, net	88,455,980	60,419,276
Prepaid expenses and other current assets	1,158,738	1,279,794
Assets held for sale	1,930,400	-
TOTAL CURRENT ASSETS	128,402,480	79,881,896

Property, plant and equipment, net	22,731,765	13,180,132
Intangibles, net	39,823,195	33,109,780
Goodwill	11,865,811	10,292,265
Other assets	1,302,705	1,303,135
TOTAL ASSETS	$204,125,956	$137,767,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,594,475	$5,935,454
Deferred revenue	2,443,574	212,393
Accrued expenses and other current liabilities	3,471,881	3,114,799
Lines of credit, net	46,310,464	32,630,559
Current portion of long-term debt, net	991,140	503,012
TOTAL CURRENT LIABILITIES	84,811,534	42,396,217

Long-term debt, net, less current portion	12,264,273	12,977,087
Other non-current liabilities	656,994	651,780

TOTAL LIABILITIES	97,732,801	56,025,084

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
33,246,141 issued and 33,221,141 outstanding at December 31, 2018;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,246	24,367
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	136,495,216	108,803,991
Accumulated deficit	(23,906,501)	(21,161,376)
Accumulated other comprehensive loss	(6,116,283)	(5,790,662)
Noncontrolling interests	21,673	-
TOTAL STOCKHOLDERS' EQUITY	106,393,155	81,742,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,125,956	$137,767,208

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue	$18,580,996	$20,532,796	$44,701,133	$31,244,512

Cost of revenue	13,897,455	15,860,629	34,554,463	24,236,757

Gross profit	4,683,541	4,672,167	10,146,670	7,007,755

Operating expenses
Selling, general and administrative expenses	4,342,696	2,446,955	7,230,074	5,361,035
Research and development expenses	1,373,554	855,164	2,365,667	1,597,081
Depreciation and amortization	1,035,606	870,981	1,890,714	1,759,233
Disposal of property, plant and equipment loss (gain)	3,463	(15,413)	3,463	(81,776)

Total operating expenses	6,755,319	4,157,687	11,489,918	8,635,573

Income (loss) from operations	(2,071,778)	514,480	(1,343,248)	(1,627,818)

Other expense
Foreign currency (gain) loss	(32,987)	7,472	(58,430)	22,030
Change in derivative warrant liabilities	-	341,199	-	(431,300)
Interest expense - amortization of debt discount	68,914	33,100	135,392	67,099
Interest expense	641,479	383,894	1,298,709	731,623

Loss before income taxes	(2,749,184)	(251,185)	(2,718,919)	(2,017,270)
Provision for income taxes	(4,801)	148,702	4,533	200,123
Net loss including noncontrolling interests	$(2,744,383)	$(399,887)	$(2,723,452)	$(2,217,393)

Net income attributed to noncontrolling interest	21,673	-	21,673	-
Net loss attributed to S&W Seed Company	$(2,766,056)	$(399,887)	$(2,745,125)	$(2,217,393)

Net loss attributed to S&W Seed Company per common share:
Basic	$(0.09)	$(0.02)	$(0.10)	$(0.11)
Diluted	$(0.09)	$(0.02)	$(0.10)	$(0.11)

Weighted average number of common shares outstanding:
Basic	29,153,852	21,130,960	26,996,483	20,643,973
Diluted	29,153,852	21,130,960	26,996,483	20,643,973

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net loss	$(2,744,383)	$(399,887)	$(2,723,452)	$(2,217,393)

Foreign currency translation adjustment, net of income taxes	(143,198)	(41,223)	(325,621)	115,430

Comprehensive loss	$(2,887,581)	$(441,110)	$(3,049,073)	$(2,101,963)

Comprehensive income attributable to noncontrolling interests	21,673	-	21,673	-
Comprehensive loss attributable to S&W Seed Company	$(2,909,254)	$(441,110)	$(3,070,746)	$(2,101,963)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity

Balance, June 30, 2017	-	$-	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$-	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	451,033	-	-	-	451,033
Net issuance to settle RSUs	-	-	88,619	89	-	-	(113,777)	-	-	-	(113,688)
Proceeds from sale of common stock, net of fees and expenses	-	-	6,260,000	6,260	-	-	22,512,956	-	-	-	22,519,216
Reclassification of warrants upon expiration of repricing provisions	-	-	-	-	-	-	2,405,300	-	-	-	2,405,300
Other comprehensive income	-	-	-	-	-	-	-	-	115,430	-	115,430
Net loss	-	-	-	-	-	-	-	(2,217,393)	-	-	(2,217,393)
Balance, December 31, 2017	-	$-	24,353,300	$24,353	(25,000)	$(134,196)	$108,568,030	$(18,653,679)	$(5,422,955)	$-	$84,381,553

Balance, June 30, 2018	-	$-	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	$(5,790,662)	$-	$81,742,124

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	377,458	-	-	-	377,458
Net issuance to settle RSUs	-	-	35,518	36	-	-	(25,534)	-	-	-	(25,498)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	-	-	-	-	22,420,455	-	-	-	22,420,462
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	-	-	(7,228)	-	-	-	-
Proceeds from sale of common stock, net of fees and expenses	-	-	1,607,717	1,608	-	-	4,926,074	-	-	-	4,927,682
Other comprehensive loss	-	-	-	-	-	-	-	-	(325,621)	-	(325,621)
Net income (loss)	-	-	-	-	-	-	-	(2,745,125)	-	21,673	(2,723,452)
Balance, December 31, 2018	-	$-	33,246,141	$33,246	(25,000)	$(134,196)	$136,495,216	$(23,906,501)	$(6,116,283)	$21,673	$106,393,155

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,723,452)	$(2,217,393)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	377,458	451,033
Change in allowance for doubtful accounts	(154,364)	20,547
Depreciation and amortization	1,890,715	1,759,233
Loss (gain) on disposal of property, plant and equipment	3,463	(81,776)
Change in foreign exchange contracts	2,626	100,864
Change in derivative warrant liabilities	-	(431,300)
Amortization of debt discount	135,392	67,099
Changes in:
Accounts receivable	(8,336,183)	(1,960,907)
Unbilled accounts receivable	(11,206,984)	-
Inventories	(21,513,547)	(38,850,545)
Prepaid expenses and other current assets	123,752	(377,920)
Other non-current asset	-	(4,963)
Accounts payable	23,698,244	25,606,471
Accounts payable - related parties	-	(216,112)
Deferred revenue	1,458,655	(614,523)
Accrued expenses and other current liabilities	384,628	(67,000)
Other non-current liabilities	(40,855)	148,147
Net cash used in operating activities	(15,900,452)	(16,669,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(336,623)	(815,063)
Additions to internal use software	(43,000)	-
Proceeds from disposal of property, plant and equipment	24,106	46,218
Acquisition of business, net of cash acquired	(26,354,951)	-
Net cash used in investing activities	(26,710,468)	(768,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,927,682	22,519,216
Net proceeds from sale of preferred stock	22,420,462	-
Taxes paid related to net share settlements of stock-based compensation awards	(25,497)	(113,688)
Borrowings and repayments on lines of credit, net	14,299,326	38,574
Payment of contingent consideration obligation	-	(2,500,000)
Borrowings of long-term debt	2,369,071	12,500,000
Debt issuance costs	(354,589)	(257,964)
Repayments of long-term debt	(2,682,056)	(10,113,415)
Net cash provided by financing activities	40,954,399	22,072,723

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(192,992)	74,860

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,849,513)	4,709,693

CASH AND CASH EQUIVALENTS, beginning of the period	$4,320,894	$745,001

CASH AND CASH EQUIVALENTS, end of period	$2,471,381	$5,454,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$1,106,256	$776,882
Income taxes	13,304	42,244

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company owns seed cleaning and processing facilities, which are located in Five Points, California, Nampa, Idaho, Dumas, Texas, New Deal, Texas and Keith, South Australia. The Company's seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

The Company's operations span the world's seed production regions with operations in the San Joaquin and Imperial Valleys of California, Texas, five other U.S. states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 30 countries around the globe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company's exercises control. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of seed, the market for which is highly competitive. One customer accounted for 52% and 75% of its revenue for the three months ended December 31, 2018 and 2017, respectively. One customer accounted for 65% and 58% of its revenue for the six months ended December 31, 2018 and 2017, respectively.

Three customers accounted for 28% of the Company's accounts receivable at December 31, 2018. One customer accounted for 35% of the Company's accounts receivable at June 30, 2018.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 33% and 23% of revenue during the three months ended December 31, 2018 and 2017, respectively. Sales to international markets represented 23% and 38% of revenue during the six months ended December 31, 2018 and 2017, respectively. The net book value of fixed assets located outside the United States was 11% of total assets at December 31, 2018. The net book value of fixed assets located outside the United States was 20% at June 30, 2018. Cash balances located outside of the United States may not be insured and totaled $286,823 and $369,803 at December 31, 2018 and June 30, 2018, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
United States	$12,464,626	67%	$15,740,706	77%	$34,204,005	77%	$19,265,254	62%
Australia	1,040,480	6%	438,468	2%	1,370,150	3%	557,998	2%
Mexico	986,303	5%	1,664,618	8%	1,379,253	3%	4,380,626	14%
Saudi Arabia	863,982	5%	513,000	2%	1,570,275	4%	844,908	3%
Libya	800,375	4%	563,673	3%	1,798,750	4%	752,673	2%
Argentina	556,227	3%	1,183,423	6%	562,164	1%	2,742,619	9%
Pakistan	464,936	3%	-	0%	730,583	2%	-	0%
Peru	299,245	2%	313,688	2%	709,495	2%	608,413	2%
Other	1,104,822	5%	115,220	0%	2,376,458	4%	2,092,021	6%
Total	$18,580,996	100%	$20,532,796	100%	$44,701,133	100%	$31,244,512	100%

International Operations

The Company translates its foreign operations' assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the consolidated statement of operations.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $430,964 and $584,202 at December 31, 2018 and June 30, 2018, respectively.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Inventory quality is a function of germination percentage.  Alfalfa seed quality is very stable under proper storage conditions therefore, inventory obsolescence for alfalfa seed is not a material concern.  Hybrid crops (sorghum and sunflower) seed quality may be affected by warehouse storage pests such as insects and rodents.  The Company maintains a strict pest control program to mitigate risk and maximize hybrid seed quality.

The Company sells its inventory to distributors, dealers and directly to growers.

Components of inventory are:

	December 31,	June 30,
	2018	2018
Raw materials and supplies	$955,372	$344,620
Work in progress	22,820,169	2,775,398
Finished goods	64,680,439	57,299,258
	$88,455,980	$60,419,276

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 3-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 27 years for technology/IP/germplasm, 17 years for customer relationships and 18 years for trade names and other intangible assets.

Goodwill

Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then develops a detailed estimate of the reporting unit's fair value. The Company uses market capitalization and an estimate of a control premium, as well as a discounted cash flow analysis to estimate the fair value of its one reporting unit. Management then compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed a qualitative assessment of goodwill at December 31, 2018 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three and six months ended December 31, 2018 and 2017 has been affected by the valuation allowance on the Company's deferred tax assets.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net income (loss)) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including convertible preferred stock, options, restricted stock awards, and common stock warrants.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Numerator:
Net loss attributed to S&W Seed Company	$(2,766,056)	$(399,887)	$(2,745,125)	$(2,217,393)

Numerator for basis EPS	(2,766,056)	(399,887)	(2,745,125)	(2,217,393)

Effect of dilutive securities:
Warrants	-	-	-	-
	-	-	-	-

Numerator for diluted EPS	$(2,766,056)	$(399,887)	$(2,745,125)	$(2,217,393)

Denominator:
Denominator for basic EPS -
weighted-average shares	29,153,852	21,130,960	26,996,483	20,643,973

Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock units	-	-	-	-
Warrants	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	29,153,852	21,130,960	26,996,483	20,643,973

Basic EPS	$(0.09)	$(0.02)	$(0.10)	$(0.11)
Diluted EPS	$(0.09)	$(0.02)	$(0.10)	$(0.11)

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

Derivative Liabilities

The Company reviews the terms of the common stock, preferred stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options and redemption options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

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

The assets acquired and liabilities assumed in the Chromatin acquisition were valued at fair value on a non-recurring basis as of October 25, 2018. No assets or liabilities were valued at fair value on a non-recurring basis as of December 31, 2018 or June 30, 2018.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$98,071	$-
Total	$-	$98,071	$-

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$100,138	$-
Total	$-	$100,138	$-

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

The adoption of Topic 606 had a significant effect on the Company's accounting for its distribution and production agreements with Pioneer for the three and six months ended December 31, 2018. There were no other changes in the Company's accounting as a result of the adoption of Topic 606.

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

The change in accounting for the Pioneer contract did not result in a cumulative effect adjustment, because all seed produced for Pioneer in previous growing seasons had been delivered, and revenue recognized, prior to July 1, 2018, and no seed had been received prior to July 1, 2018 related to the current growing season. However, the change materially affected the amount of revenue and costs recognized during the three and six months ended December 31, 2018. The effects of the new accounting for the Pioneer contracts on the Company's financial statements are shown below:

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
			Balances Without			Balances Without
	As Reported	Adjustments	Adoption of ASC 606	As Reported	Adjustments	Adoption of ASC 606
Revenue	$18,580,996	$6,288,847	$24,869,843	$44,701,133	$(11,050,488)	$33,650,645

Cost of revenue	13,897,455	5,927,174	19,824,629	34,554,463	(7,158,038)	27,396,425

Gross profit	4,683,541	361,673	5,045,214	10,146,670	(3,892,450)	6,254,220

Operating expenses
Selling, general and administrative expenses	4,342,696	-	4,342,696	7,230,074	-	7,230,074
Research and development expenses	1,373,554	-	1,373,554	2,365,667	-	2,365,667
Depreciation and amortization	1,035,606	-	1,035,606	1,890,714	-	1,890,714
Disposal of property, plant and equipment gain	3,463	-	3,463	3,463	-	3,463

Total operating expenses	6,755,319	-	6,755,319	11,489,918	-	11,489,918

Income (loss) from operations	(2,071,778)	361,673	(1,710,105)	(1,343,248)	(3,892,450)	(5,235,698)

Other expense
Foreign currency (gain) loss	(32,987)	-	(32,987)	(58,430)	-	(58,430)
Change in derivative warrant liabilities	-	-	-	-	-	-
Interest expense - amortization of debt discount	68,914	-	68,914	135,392	-	135,392
Interest expense	641,479	-	641,479	1,298,709	-	1,298,709

Income (loss) before income taxes	(2,749,184)	361,673	(2,387,511)	(2,718,919)	(3,892,450)	(6,611,369)
Provision for income taxes	(4,801)	15,944	11,143	4,533	(51,091)	(46,558)
Net income (loss) before noncontrolling interests	$(2,744,383)	$345,729	$(2,398,654)	$(2,723,452)	$(3,841,359)	$(6,564,811)

Net income attributed to noncontrolling interest	21,673	-	21,673	21,673	-	21,673
Net loss attributed to S&W Seed Company	$(2,766,056)	$345,729	$(2,420,327)	$(2,745,125)	$(3,841,359)	$(6,586,484)

Net income (loss) per common share:
Basic	$(0.09)	$0.01	$(0.08)	$(0.10)	$(0.14)	$(0.24)
Diluted	$(0.09)	$0.01	$(0.08)	$(0.10)	$(0.14)	$(0.24)

Weighted average number of common shares outstanding:
Basic	29,153,852	-	29,153,852	26,996,483	-	26,996,483
Diluted	29,153,852	-	29,153,852	26,996,483	-	26,996,483

	December 31, 2018
			Balances Without
	As Reported	Adjustments	Adoption of ASC 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,471,381	$-	$2,471,381
Accounts receivable, net	23,178,997	-	23,178,997
Unbilled accounts receivable, net	11,206,984	(11,206,984)	-
Inventories, net	88,455,980	7,158,038	95,614,018
Prepaid expenses and other current assets	1,158,738	-	1,158,738
Assets held for sale	1,930,400	-	1,930,400
TOTAL CURRENT ASSETS	128,402,480	(4,048,946)	124,353,534

Property, plant and equipment, net	22,731,765	-	22,731,765
Intangibles, net	39,823,195	-	39,823,195
Goodwill	11,865,811	-	11,865,811
Other assets	1,302,705	-	1,302,705
TOTAL ASSETS	$204,125,956	$(4,048,946)	$200,077,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,594,475	$-	$31,594,475
Deferred revenue	2,443,574	-	2,443,574
Accrued expenses and other current liabilities	3,471,881	(156,496)	3,315,385
Lines of credit, net	46,310,464	-	46,310,464
Current portion of long-term debt, net	991,140	-	991,140
TOTAL CURRENT LIABILITIES	84,811,534	(156,496)	84,655,038

Long-term debt, net, less current portion	12,264,273	-	12,264,273
Other non-current liabilities	656,994	(51,091)	605,903

TOTAL LIABILITIES	97,732,801	(207,587)	97,525,214

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
33,246,141 issued and 33,221,141 outstanding at December 31, 2018;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,246	-	33,246
Treasury stock, at cost, 25,000 shares	(134,196)	-	(134,196)
Additional paid-in capital	136,495,216	-	136,495,216
Accumulated deficit	(23,906,501)	(3,841,359)	(27,747,860)
Accumulated other comprehensive loss	(6,116,283)	-	(6,116,283)
Noncontrolling interest	21,673	-	21,673
TOTAL STOCKHOLDERS' EQUITY	106,393,155	(3,841,359)	102,551,796
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,125,956	$(4,048,946)	$200,077,010

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

The Company derives its revenue from 1) the sale of seed, 2) milling services and 3) research and development services.

The following table disaggregates the Company's revenue by type of contract1:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2018		2017	2018		2017
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$9,677,988	$15,966,835	$15,313,310	$29,185,614	$18,135,126	$18,101,800
Other product sales	8,761,172	8,761,172	5,033,204	15,336,201	15,336,201	12,767,630
Services	141,836	141,836	186,282	179,318	179,318	375,082
	$18,580,996	$24,869,843	$20,532,796	$44,701,133	$33,650,645	$31,244,512

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

The Company has certain contracts with customers that offer a limited right of return on certain branded products. The products must be in an unopened and undamaged state and must be resalable in the sole opinion of the Company to quality for refund.  Returns are only accepted on product received by August 31st of the current sales year.  The Company uses the three-year historical returns percentage to estimate the refund liability and records a reduction of revenue in the period in which revenue is recognized.

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

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract, but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arise from the distribution and production agreements with Pioneer for which the Company recognizes revenue over time, as the Company bills for these arrangements upon product delivery, while revenue is recognized, as described above, as costs are incurred. Unbilled receivables may arise as much as three months before billing is expected to occur. Unbilled receivables are generally expected to be generated in the first and second fiscal quarters, and to be billed in the second, third and fourth fiscal quarters

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the six months ended December 31, 2018, the Company recognized a gain of $211,200 from collection of a previously impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.

Transaction Price Allocated to Remaining Performance Obligations

Total estimated revenue remaining on uncompleted contracts is $86.8 million. This is comprised of $1.9 million remaining on the Pioneer distribution and production agreements which is expected to be recognized in fiscal 2019, an estimated $84.9 million related to fiscal years 2020 - 2023 based on the minimum purchase requirements in the Pioneer distribution agreement and $0.1 million remaining on a research and development services agreement expected to be recognized in fiscal 2019.

NOTE 4 - BUSINESS COMBINATIONS

On October 25, 2018, the Company completed the acquisition of substantially all of the assets of Chromatin, Inc. (together with certain of its subsidiaries and affiliates in receivership, "Chromatin"), as well as the assumption of certain contracts and limited specified liabilities of Chromatin, for an aggregate cash purchase price of approximately $26.5 million (the "Acquisition"), pursuant to the terms of its Asset Purchase Agreement, dated September 14, 2018, with Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin ("Novo").

The acquisition expanded the Company's sorghum production capabilities, diversified its product offerings and provided access to new distribution channels.

The Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the Acquisition.

Management has not yet finalized the fair value of assets held for sale and certain other intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 25, 2018:

October 25,
2018

Cash	$95,049
Accounts receivable	947,015
Inventory	6,959,936
Prepaid expenses	16,501
Property, plant and equipment	10,193,620
Assets held for sale	1,930,400
In-process research and development	380,000
Technology/IP - germplasm	7,200,000
Trade names	150,000
Goodwill	1,573,546
Current liabilities	(2,881,198)
Noncurrent liabilities	(114,869)
Total acquisition cost allocated	$(26,450,000)

Management determined that one of the facilities acquired as part of the Chromatin acquisition would not be operated and is being held for sale. The components of that facility are:

Land and improvements	$320,000
Buildings and improvements	1,380,000
Machinery and equipment	332,000
Less: Costs to sell	(101,600)
Assets held for sale	$1,930,400

Management expects the sale to be completed within 12 months and plans to settle short-term debt with the proceeds, accordingly, these held for sale assets are presented as current assets.

The estimated fair value of accounts receivable acquired is $947,015, with the gross contractual amount totaling $2,164,476, less $1,217,461 expected to be uncollectible. The current liabilities assumed relate to inventory acquired in the acquisition as well as customer deposits. The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,573,546, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business, technology, and the distribution channels. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the replacement cost method.

The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

In-process research and development	3	$380,000
Technology/IP - germplasm	30	7,200,000
Trade names	5	150,000
Total identifiable intangible assets		$7,730,000

The Company incurred acquisitions costs of $586,800 and $995,316 during the three and six months ended December 31, 2018 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2017.

	Six Months Ended
	December 31,
(unaudited)	2018	2017
Revenue	$46,374,310	$39,910,879
Net loss	$(4,889,152)	$(7,784,946)

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2018 include: (i) the elimination of acquisition charges of $995,316; (ii) amortization of acquired intangibles of $132,222; and iii) depreciation of acquired property, plant and equipment of $358,273.

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2017 include: (i) amortization of acquired intangibles of $198,333; and ii) depreciation of acquired property, plant and equipment of $537,410.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the six months ended December 31, 2018 and the year ended June 30, 2018, respectively.

	Balance at		Balance at
	July 1, 2018	Additions	December 31, 2018
Goodwill	$10,292,265	$1,573,546	$11,865,811

	Balance at		Balance at
	July 1, 2017	Additions	June 30, 2018
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2018	Additions	Amortization	December 31, 2018
Trade name	$1,159,826	$150,000	$(47,240)	$1,262,586
Customer relationships	1,156,955	-	(50,604)	1,106,351
Non-compete	62,720	-	(18,871)	43,849
GI customer list	71,639	-	(3,582)	68,057
Supply agreement	1,077,783	-	(37,816)	1,039,967
Distribution agreement	6,344,253	-	(192,251)	6,152,002
Grower relationships	1,753,208	-	(52,704)	1,700,504
Intellectual property	20,873,393	7,200,000	(601,518)	27,471,875
In process research and development	-	380,000	(21,111)	358,889
Internal use software	610,003	43,000	(33,888)	619,115
	$33,109,780	$7,773,000	$(1,059,585)	$39,823,195

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	June 30, 2018
Trade name	$1,244,306	$-	$(84,480)	$1,159,826
Customer relationships	1,258,163	-	(101,208)	1,156,955
Non-compete	102,035	-	(39,315)	62,720
GI customer list	78,803	-	(7,164)	71,639
Supply agreement	1,153,415	-	(75,632)	1,077,783
Distribution agreement	6,728,753	-	(384,500)	6,344,253
Production agreement	111,670	-	(111,670)	-
Grower relationships	1,858,616	-	(105,408)	1,753,208
Intellectual property	21,725,539	295,034	(1,147,180)	20,873,393
Internal use software	677,779	-	(67,776)	610,003
	$34,939,079	$295,034	$(2,124,333)	$33,109,780

Amortization expense totaled $552,967 and $555,471 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense totaled $1,059,585 and $1,128,392 for the six months ended December 31, 2018 and 2017, respectively. Estimated aggregate remaining amortization is as follows:

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$1,178,739	$2,355,136	$2,336,313	$2,252,980	$2,204,355	$28,795,672

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	June 30,
	2018	2018

Land and improvements	$2,532,053	$2,068,742
Buildings and improvements	11,291,516	8,888,196
Machinery and equipment	12,656,650	5,731,293
Vehicles	1,580,518	1,130,276
Construction in progress	313,852	220,089
Total property, plant and equipment	28,374,589	18,038,596

Less: accumulated depreciation	(5,642,824)	(4,858,464)

Property, plant and equipment, net	$22,731,765	$13,180,132

Depreciation expense totaled $482,639 and $315,510 for the three months ended December 31, 2018 and 2017, respectively. Depreciation expense totaled $831,130 and $630,842 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 7 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	December 31,	June 30,
	2018	2018
Working capital lines of credit
KeyBank	$38,836,070	$25,050,464
National Australia Bank Limited	7,870,247	7,697,040
Debt issuance costs	(395,853)	(116,945)
Total working capital lines of credit, net	$46,310,464	$32,630,559

Current portion of long-term debt
Capital leases	$451,089	$27,241
Keith facility (building loan) - National Australia Bank Limited	77,649	3,701
Keith facility (machinery & equipment loans) - National Australia Bank Limited	212,852	198,251
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	238,693	229,789
Secured equipment note - Conterra	-	37,824
Debt issuance costs	(89,143)	(93,794)
Total current portion, net	991,140	503,012

Long-term debt, less current portion
Capital leases	1,623,504	-
Keith facility (building loan) - National Australia Bank Limited	254,124	421,857
Keith facility (machinery & equipment loans) - National Australia Bank Limited	420,550	431,754
Secured real estate note - Conterra	10,048,597	10,170,211
Secured equipment note - Conterra	-	2,062,176
Debt issuance costs	(82,502)	(108,911)
Total long-term portion, net	12,264,273	12,977,087
Total debt, net	$13,255,413	$13,480,099

On September 22, 2015, the Company entered into a credit and security agreement (the "KeyBank Credit Facility") with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

  An aggregate principal amount that the Company may borrow, repay and reborrow, of up to $45.0 million in the aggregate, subject to a requirement that the Company maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020.

  A borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, plus up to the lesser of (i) 75% of the cost eligible inventory (provided that eligible inventory acquired by the Company in its recent Chromatin acquisition is initially subject to a rate of 25%, potentially increasing to 75% if the Company delivers an appraisal of the acquired inventory that is satisfactory to KeyBank) or (ii) 90% of the net orderly liquidation value of the inventory, subject to lender reserves.

  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.9% per annum for Eurodollar Loans and 1.0% for Base Rate Loans) (both as defined in the KeyBank Credit Facility), generally at the Company's option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

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

  At December 31, 2018, the Company was in compliance with all KeyBank debt covenants.

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

  Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note was scheduled to mature on November 30, 2019. The Secured Equipment Note bore an interest rate of 9.5% per annum. The Company agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Company may prepay the Secured Equipment Note, in whole or in part, at any time.

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to seasonal credit facilities with National Australia Bank Ltd ("NAB"). The current facilities (the "2016 NAB Facilities") were amended as of April 13, 2018 and expire on March 30, 2020. As of December 31, 2018, AUD $11,149,237 (USD $7,870,247) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $705,900 at December 31, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,470,800 at December 31, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.53% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2018, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at December 31, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.45% as of December 31, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2019	$576,583
2020	1,011,523
2021	10,628,888
2022	607,263
2023	466,531
Thereafter	136,270
Total	$13,427,058

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at December 31, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2018	New Issuances	Expired	of December 31, 2018

Warrants	Dec 2014	$4.32	June 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of June 30, 2018

Warrants	Dec 2014	$4.32	June 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

NOTE 9 - EQUITY

On September 5, 2018, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with MFP Partners, L.P. ("MFP"), pursuant to which the Company sold to MFP 1,607,717 shares of common stock of the Company (the "Common Shares") at a purchase price of $3.11 per share at an initial closing, and agreed to sell, subject to the satisfaction of certain conditions, 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company ("Preferred Shares") to MFP at a purchase price of $3,110 per share at a second closing (the "Second Closing").

The Second Closing was completed on October 23, 2018, for aggregate gross proceeds of approximately $22.5 million, which was used primarily to fund the Chromatin Acquisition. The Preferred Shares carried no voting rights and were automatically convertible into shares of common stock at the rate of 1,000 shares of common stock per Preferred Share upon the approval of the Company's stockholders for the issuance of the requisite shares of common stock. Pursuant to the Securities Purchase Agreement, the Company agreed to use its reasonable best efforts to solicit the approval of its shareholders for the issuance of stock upon the conversion of the Preferred Shares at a special meeting of shareholders, and at each annual meeting of shareholders thereafter, if necessary.  Approval was obtained at a Special Meeting of Stockholders held on November 20, 2018, and the Preferred Shares automatically converted into 7,235,000 shares of common stock on that same day.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $3,218,800 at December 31, 2018 and their maturities range from January 2019 to June 2019.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $98,071 at December 31, 2018 and $100,138 at June 30, 2018. The Company recorded a gain on foreign exchange contracts of $35,836 and a loss of $61,560, which is reflected in cost of revenue for the three months ended December 31, 2018 and 2017, respectively. The Company recorded a loss on foreign exchange contracts of $2,626 and $100,864, which is reflected in cost of revenue for the six months ended December 31, 2018 and 2017, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

On September 5, 2018, the Company entered into the Securities Purchase Agreement with MFP, pursuant to which the Company sold the Common Shares at the Initial Closing and the Preferred Shares at the Second Closing. The Initial Closing was completed on September 5, 2018 and the Second Closing was completed on October 23, 2018. See Note 9 for further discussion on the Second Closing.

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company may borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest will accrue on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company is obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018 the Company repaid in full the $1,000,000 disbursed to the Company. As of December 31, 2018, no amounts remain outstanding under the MFP Loan Agreement.

NOTE 13 - EQUITY-BASED COMPENSATION

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

Weighted average assumptions used in the Black-Scholes-Merton model for awards granted during the period are set forth below:

	December 31,
	2018	2017

Risk free rate	2.72% - 2.99%	1.72% - 1.91%
Dividend yield	0%	0%
Volatility	40.36% - 45.47%	45.3% - 45.5%
Average forfeiture assumptions	1.4%	1.4%

During the six months ended December 31, 2018, the Company granted options to purchase 353,822 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.79 - $3.30. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2018 and the year ended June 30, 2018 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2017	990,528	$5.12	4.3	$100,344
Granted	103,283	3.45	-	-
Exercised	(49,000)	3.95	-	-
Canceled/forfeited/expired	(252,737)	6.46	-	-
Outstanding at June 30, 2018	792,074	4.55	6.3	10,413
Granted	353,822	2.98	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	(96,500)	6.12	-	-
Outstanding at December 31, 2018	1,049,396	3.87	7.7	-
Options vested and exercisable at December 31, 2018	544,288	4.46	6.1	-
Options vested and expected to vest as of December 31, 2018	1,048,087	$3.87	7.7	$-

The weighted average grant date fair value of options granted and outstanding at December 31, 2018 was $1.08. At December 31, 2018, the Company had $528,553 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.2 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the six months ended December 31, 2018, the Company issued 99,902 restricted stock units to certain members of the executive management team and other employees. The restricted stock units vest immediately, in annual installments over one-year or quarterly periods over three-years. The fair value of the awards totaled $306,047 and was based on the closing stock price on the date of grants.

The Company recorded $222,431 and $311,067 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2018 and 2017, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Six Months Ended December 31, 2018
			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	89,193	$3.98	1.1
Granted	99,902	3.06	2.8
Vested	(44,507)	3.72	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	144,588	$3.43	2.1

At December 31, 2018, the Company had $288,327 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.11 years.

At December 31, 2018, there were 350,343 shares available under the 2009 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2018 and 2017, totaled $222,153 and $193,571, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2018 and 2017, totaled $377,458 and $451,033, respectively.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2018 and 2017, respectively.

	Six Months Ended
	December 31,
	2018	2017
Fair value of assets acquired	$29,446,067	$-
Cash paid for the acquisition	(26,450,000)	-
Liabilities assumed	(2,996,067)	-

NOTE 15 - SUBSEQUENT EVENTS

At the Annual Meeting of Stockholders of the Company, held on January 16, 2019 (the "Annual Meeting"), the Company's stockholders approved the S&W Seed Company 2019 Equity Incentive Plan (the "2019 Plan") as a successor to and continuation of the Company's Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan"). Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,246,878 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 353,431 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

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

  expanding our sales geographically both through the expansion of our product offerings and through an expansion of our sales and marketing efforts generally; and

  implementing a stevia breeding program focused on the potential development of new stevia varieties that incorporate the most desirable characteristics of this all-natural, zero calorie sweetener.

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

Operating Expenses

Research and Development Expenses

Seed and stevia research and development expenses consist of costs incurred in the discovery, development, breeding and testing of new products incorporating the traits we have specifically selected. These expenses consist primarily of employee salaries and benefits, consultant services, land leased for field trials, chemicals and supplies and other external expenses. With the acquisition of the assets of Chromatin in October 2018, additional costs are now being incurred as we continue the research and development efforts in the development of new sorghum hybrids. Because we have been in the alfalfa seed breeding business since our inception in 1980, we have expended far more resources in development of our proprietary alfalfa seed varieties throughout our history than on our stevia breeding program, which we commenced in fiscal year 2010.

In fiscal year 2013, we made the decision to shift the focus of our stevia program away from commercial production and towards the breeding of improved varieties of stevia. We have continued that effort, which has resulted in the granting by the USPTO of four patents covering stevia plant varieties SW 107, SW 201, SW 129 and SW 227.

Our research and development expenses increased significantly with the acquisition of the alfalfa research and development assets of DuPont Pioneer in December 2014. We also have expanded our genetics research both internally and in collaboration with third parties. In addition, we acquired additional research and development operations in connection with our October 2018 acquisition of the assets of Chromatin that we expect will factor into an overall increase in R&D expense. Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We expect our research and development expenses will fluctuate from period to period as a result of the timing of various research and development projects.

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

Depreciation and Amortization

Most of the depreciation and amortization expense on our statement of operations consists of amortization expense. We amortize intangible assets, including those acquired from DuPont Pioneer in December 2014, SV Genetics in May 2016, and Chromatin in October 2018 using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-35 years for buildings, 3-20 years for machinery and equipment and 2-5 years for vehicles.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2018 was $18.6 million compared to $20.5 million for the three months ended December 31, 2017. The $1.9 million decrease in revenue for the three months ended December 31, 2018 was primarily due to a $5.6 million decrease in revenues from DuPont Pioneer primarily attributable to timing of revenue recognition pursuant to our adoption Topic 606. The decrease in revenues to Pioneer was partially offset by increases of other product revenue of $3.6 million; including $1.5 million from the recently acquired sorghum operations, coupled with increases in Australia and Pakistan. We expect full year revenues from DuPont Pioneer in fiscal 2019 to be down compared to fiscal year 2018.

We recorded sales of approximately $9.7 million from our distribution and production agreements with DuPont Pioneer during the three months ended December 31, 2018, which was a decrease of $5.6 million from the comparable period in the prior year amount of $15.3 million. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019. As a result, DuPont Pioneer's minimum purchase commitments from us will be reduced by approximately $6.0 million annually, commencing with our Fiscal Year 2020. Although the production agreement will terminate on May 31, 2019, we expect sales to DuPont Pioneer under our distribution agreement will continue to represent a significant portion of our domestic sales, as well as overall sales, through December 2024.

The following table disaggregates our revenue by type of contract. The current period information is presented under both ASC 606 and ASC 605 to provide comparison to the second quarter of fiscal 2018.

	Three Months Ended December 31,
	2018		2017
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$9,677,988	$15,966,835	$15,313,310
Other product sales	8,761,172	8,761,172	5,033,204
Services	141,836	141,836	186,282
	$18,580,996	$24,869,843	$20,532,796

Sales into international markets represented 33% and 23% of revenue during the three months ended December 31, 2018 and 2017, respectively. Domestic revenue accounted for 67% and 77% of our total revenue for the three months ended December 31, 2018 and 2017, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to timing of revenue recognition associated with our distribution and production agreements with DuPont Pioneer.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,
	2018		2017
United States	$12,464,626	67%	$15,740,706	77%
Australia	1,040,480	6%	438,468	2%
Mexico	986,303	5%	1,664,618	8%
Saudi Arabia	863,982	5%	513,000	2%
Libya	800,375	4%	563,673	3%
Argentina	556,227	3%	1,183,423	6%
Pakistan	464,936	3%	-	0%
Peru	299,245	2%	313,688	2%
Other	1,104,822	5%	115,220	0%
Total	$18,580,996	100%	$20,532,796	100%

Cost of revenue of $13,897,455 for the three months ended December 31, 2018 was 74.8% of revenue, while the cost of revenue of $15,860,629 for the three months ended December 31, 2017 was 77.2% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue discussed above.

Total gross profit margin for the three months ended December 31, 2018 was 25.2% compared to 22.8% in the three months ended December 31, 2017. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of higher margin products including hybrids and dormant alfalfa seed.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended December 31, 2018 totaled $4,342,696 compared to $2,446,955 for the three months ended December 31, 2017. We incurred non-recurring transactions expenses of $586,800 during the three months ended December 31, 2018 related to the acquisition of Chromatin. Excluding transaction costs from the three months ended December 31, 2018 and 2017, SG&A expenses increased $1,314,725 from the comparable period of the prior year. The increase in SG&A expense was primarily due to a $463,000 increase from the recent Chromatin acquisition as well as other increases in sales and management personnel and related costs as we focus on the anticipated growth in operations in the United States and Australia.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2018 totaled $1,373,554 compared to $855,164 for the three months ended December 31, 2017. The $518,390 increase in research and development expense versus the comparable period of the prior year is driven by additional research and development activities in connection with the recent Chromatin acquisition coupled with additional investment in our hybrid programs. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2018 was $1,035,606 compared to $870,981 for the three months ended December 31, 2017. Included in the amount was amortization expense for intangible assets, which totaled $552,967 for the three months ended December 31, 2018 and $555,471 for the three months ended December 31, 2017. The $164,625 increase in depreciation and amortization expense over the prior year is primarily driven by additional depreciation and amortization of assets acquired from the recent Chromatin acquisition.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $32,987 for the three months ended December 31, 2018 compared to a loss of $7,472 for the three months ended December 31, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2018 was $68,914 compared to $33,100 for the three months ended December 31, 2017. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility, our secured property note, and our equipment capital lease. The expense in the comparable period in the prior year represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property note.

Interest Expense

Interest expense for the three months ended December 31, 2018 totaled $641,479 compared to $383,894 for the three months ended December 31, 2017. Interest expense for the three months ended December 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, and the secured property loan entered into in November 2017. Interest expense for the three months ended December 31, 2017 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB and the secured property loan entered into in November 2017. The $257,585 increase in interest expense for the three months ended December 31, 2018 is primarily driven by interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings and interest rates.

Provision for Income Taxes

Income tax benefit totaled $4,801 for the three months ended December 31, 2018 compared to income tax expense of $148,702 for the three months ended December 31, 2017. Our effective tax rate was 0.2% for the three months ended December 31, 2018 compared to (59.1%) for the three months ended December 31, 2017. The increase in our effective tax rate for the three months ended December 31, 2018 over the comparable period of the prior year is attributable to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to the vast majority of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, in prior years we did record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes. All net operating losses generated in fiscal year 2019 and forward are now indefinite lived as well. Due to this, we have reduced the deferred tax liability balance on the indefinite lived intangibles. Our effective tax rate is a function of the projected benefit from the decrease in our deferred tax liability over projected pre-tax book losses for the year. In addition, we are expecting a small tax provision related to our new joint ventures in South Africa. We have recorded a benefit for our pre-tax losses in the US for the three months ending December 31, 2018, which is offset partially by the income tax expense we have recorded related to our operations in South Africa.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2018. At June 30, 2018, we had not yet completed our accounting for all of the enactment-date income tax effects of the Act under ACS 740, Income Taxes, including the accounting for the following aspects: remeasurement of deferred tax assets and liabilities and the one-time transition tax. As of December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act, with no net changes to our net deferred tax balances or income tax provision.

Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Revenue and Cost of Revenue

Revenue for six months ended December 31, 2018 was $44,701,133 compared to $31,244,512 for the six months ended December 31, 2018. The $13.5 million increase in revenue is primarily attributable to timing of revenue recognition on our distribution and production agreements with DuPont Pioneer pursuant to our adoption Topic 606.

The following table disaggregates our revenue by type of contract. The current period information is presented under both ASC 606 and ASC 605 to provide comparison to the six months ended December 31, 2107.

	Six Months Ended December 31,
	2018		2017
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$29,185,614	$18,135,126	$18,101,800
Other product sales	15,336,201	15,336,201	12,767,630
Services	179,318	179,318	375,082
	$44,701,133	$33,650,645	$31,244,512

We recorded sales of approximately $29.2 million from our distribution and production agreements with DuPont Pioneer during the six months ended December 31, 2018, which was an increase of $11.1 million from the prior year amount of $18.1 million. We expect DuPont Pioneer to represent a significant portion of our domestic sales, as well as overall sales, for the foreseeable future.

The remaining increase in revenue from the comparable period in the prior year is attributable to $1.5 million of revenue from the recently acquired sorghum operations as well as increases in the MENA region.

Sales into international markets represented 23% and 38% of revenue during the six months ended December 31, 2018 and 2017, respectively. Domestic revenue accounted for 77% and 62% of our total revenue for the six months ended December 31, 2018 and 2017, respectively.

The following table shows revenue from external sources by destination country:

	Six Months Ended December 31,
	2018		2017
United States	$34,204,005	77%	$19,265,254	62%
Australia	1,370,150	3%	557,998	2%
Mexico	1,379,253	3%	4,380,626	14%
Saudi Arabia	1,570,275	4%	844,908	3%
Libya	1,798,750	4%	752,673	2%
Argentina	562,164	1%	2,742,619	9%
Pakistan	730,583	2%	-	0%
Peru	709,495	2%	608,413	2%
Other	2,376,458	4%	2,092,021	6%
Total	$44,701,133	100%	$31,244,512	100%

Cost of revenue of $34,554,463 for the six months ended December 31, 2018 was 74.8% of revenue, while the cost of revenue of $15,860,629 for the six months ended December 31, 2017 was 77.3% of revenue. Cost of revenue increased on a dollar basis primarily due to the decrease in revenue discussed above.

Total gross profit margin for the six months ended December 31, 2018 was 22.7% compared to 22.4% in the six months ended December 31, 2017. The increase in gross profit margins was primarily due to product sales mix during the current period where we had a higher concentration of higher margin products including hybrids and dormant alfalfa seed.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the six months ended December 31, 2018 totaled $7,230,074 compared to $5,361,035 for the six months ended December 31, 2017. We incurred non-recurring transactions expenses of $995,316 during the six months ended December 31, 2018 related to the acquisition of Chromatin. Excluding transaction costs from the six months ended December 31, 2018 and 2017, SG&A expenses increased $908,670 from the comparable period of the prior year. The increase in SG&A expense was primarily due to a $463,000 increase from the recent Chromatin acquisition as well as other increases in sales and management personnel and related costs as we focus on the anticipated growth in operations in the United States and Australia.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2018 totaled $2,365,667 compared to $1,597,081 for the six months ended December 31, 2017. The $768,586 increase in research and development expense versus the comparable period of the prior year is driven by additional research and development activities in connection with the recent Chromatin acquisition coupled with additional investment in our programs. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2018 was $1,890,714 compared to $1,759,233 for the six months ended December 31, 2017. Included in the amount was amortization expense for intangible assets, which totaled $1,059,585 for the six months ended December 31, 2018 and $1,128,392 for the six months ended December 31, 2017. The $131,481 increase in depreciation and amortization expense over the prior year is primarily driven by additional depreciation and amortization of assets acquired from the recent Chromatin acquisition.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $58,430 for the six months ended December 31, 2018 compared to a loss of $22,030 for the six months ended December 31, 2017. The foreign currency gains and losses are associated with S&W Australia, our wholly-owned subsidiary in Australia.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2018 was $135,392 compared to $67,099 for the six months ended December 31, 2017. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank working capital facility, our secured property note, and our equipment capital lease. The expense in the comparable period in the prior year primarily represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property note.

Interest Expense

Interest expense for the six months ended December 31, 2018 totaled $1,298,709 compared to $731,623 for the six months ended December 31, 2017. Interest expense for the six months ended December 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the six months ended December 31, 2017 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, interest on the note payable issued to DuPont Pioneer which was paid off in November 2017, the secured property loan entered into in November 2017 and equipment capital leases. The $567,086 increase in interest expense for the six months ended December 31, 2018 is primarily driven by interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings and interest rates.

Provision for Income Taxes

The Company's tax provision or benefit is determined using an estimate of its annual effective tax rate, which is adjusted for discrete items that are taken into account in the relevant period. Income tax expense totaled $4,533 for the six months ended December 31, 2018 compared to income tax expense of $200,123 for the six months ended December 31, 2017. Our effective tax rate was (0.2%) for the six months ended December 31, 2018 compared to (9.9%) for the six months ended December 31, 2017. The change in our effective tax rate for the six months ended December 31, 2018 is attributable to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to the vast majority of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, in prior years we did record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes. All net operating losses generated in fiscal year 2019 and forward are now indefinite lived as well. Due to this, we have reduced the deferred tax liability balance on the indefinite lived intangibles. Our effective tax rate is a function of the projected benefit from the decrease in our deferred tax liability over projected pre-tax book losses for the year. In addition, we are expecting a small tax provision related to our new joint ventures in South Africa. We have recorded a benefit for our pre-tax losses in the US for the second quarter of the current fiscal year, which is offset by the income tax expense we have recorded related to our operations in South Africa, resulting in a small year to date provision expense for the six months ended December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate ("federal tax rate") from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We had previously calculated a provisional income inclusion of approximately $2.1 million related to the transition tax on accumulated foreign earnings. As of December 31, 2018, we have concluded our analysis with respect to the transition tax accounting, recording an income inclusion of approximately $2.0 million. However, due to the Company's valuation allowance, there is no impact to the Company's net deferred tax balance or income tax expense. There was no net impact to our tax balances for the re-measurement of our deferred tax balances from the provisional estimates to the final calculations.

The Tax Act includes a Global Intangible Low-Taxed Income ("GILTI") provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expense in the year incurred.

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

  Secured Equipment Note. We issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note had a maturity date of November 30, 2019. The Secured Equipment Note bore an interest rate of 9.5% per annum. We agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. We may prepay the Secured Equipment Note, in whole or in part, at any time.

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

On September 22, 2015, we entered into a credit and security agreement (the "KeyBank Credit Facility") with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

  An aggregate principal amount that we may borrow, repay and reborrow, of up to $45.0 million in the aggregate, subject to a requirement that we maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).

  All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020.

  A borrowing base of up to 85% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable, plus up to the lesser of (i) 75% of the cost eligible inventory (provided that eligible inventory acquired by us in our recent Chromatin acquisition is initially subject to a rate of 25%, potentially increasing to 75% if we deliver an appraisal of the acquired inventory that is satisfactory to KeyBank) or (ii) 90% of the net orderly liquidation value of the inventory, subject to lender reserves.

  Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.9% per annum for Eurodollar Loans and 1.0% for Base Rate Loans) (both as defined in the KeyBank Credit Facility), generally at our option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

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

  At December 31, 2018, we were in compliance with all KeyBank debt covenants.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 30, 2020. As of December 31, 2018, AUD $11,149,237 (USD $7,870,247) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $705,900 at December 31, 2018) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,470,800 at December 31, 2018).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2018, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 5.53% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2018, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at December 31, 2018.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.45% as of December 31, 2018). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

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

On September 5, 2018, we entered into a Securities Purchase Agreement (the "2018 Securities Purchase Agreement") with MFP, pursuant to which we sold 1,607,717 shares of our common stock to MFP at a purchase price of $3.11 per share at an initial closing held on September 5, 2018, for gross proceeds of approximately $5.0 million.

On October 23, 2018, we completed the second closing under the 2018 Securities Purchase Agreement with MFP. At the second closing, we issued to MFP 7,235 shares of a newly designated Series A Convertible Preferred Stock (the "Preferred Shares") at a purchase price of $3,110 per share, for aggregate gross proceeds of approximately $22.5 million. The Preferred Shares carried no voting rights and were automatically convertible into shares of our common stock at the rate of 1,000 shares of common stock per Preferred Share upon the approval of the Company's stockholders for the issuance of the requisite shares of common stock. Pursuant to the 2018 Securities Purchase Agreement, we agreed to use reasonable best efforts to solicit the approval of our shareholders for the issuance of stock upon the conversion of the Preferred Shares at a special meeting of shareholders, and at each annual meeting of shareholders thereafter, if necessary.  Approval was obtained at a Special Meeting of Stockholders on November 20, 2018, and the Preferred Shares were converted to 7,235,000 shares of our common stock on that same day.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2018 and 2017:

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities	$(15,900,452)	$(16,669,045)
Cash flows from investing activities	(26,710,468)	(768,845)
Cash flows from financing activities	40,954,399	22,072,723
Effect of exchange rate changes on cash	(192,992)	74,860
Net (decrease) increase in cash and cash equivalents	(1,849,513)	4,709,693
Cash and cash equivalents, beginning of period	4,320,894	745,001
Cash and cash equivalents, end of period	$2,471,381	$5,454,694

Operating Activities

For the six months ended December 31, 2018, operating activities used $15,900,452 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $468,162 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $15,432,290 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventories of $21,525,192, increases in unbilled accounts receivable of $11,206,984, and an increase in accounts receivable of $8,336,183, partially offset by an increase in accounts payable of $23,698,244.

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

Investing Activities

Investing activities during the six months ended December 31, 2018 used $26,710,468 in cash. The Chromatin Acquisition accounted for $26,354,951 of the cash used in investing activities. We also had additions to property, plant and equipment of $336,623 consisting primarily equipment purchases for our facility in Keith, Australia.

Investing activities during the six months ended December 31, 2017 used $768,845 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho.

Financing Activities

Financing activities during the six months ended December 31, 2018 provided $40,954,399 in cash. During the six months ended December 31, 2018, we completed a private placement of common stock which raised net proceeds of $4,927,682 in cash and a private placement of preferred stock which raised net proceeds of $22,420,462. During the six months ended December 31, 2018, we also had net borrowings on the working capital lines of credit of $13,983,464. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2,106,395 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

Financing activities during the six months ended December 31, 2017 provided $22,072,723 in cash. We completed two separate private placements of common stock during the six months ended December 31, 2017 which raised net proceeds of $10.7 million in cash. In December 2017, we also completed the closing of our rights offering and backstop commitment with MFP. Pursuant to the rights offering and backstop commitment with MFP, we sold and issued an aggregate of 3,500,000 shares of our common stock in December 2017 for aggregate net proceeds of $11.8 million. On November 30, 2017, we entered into a secured note financing transaction for $12.5 million in proceeds. The proceeds from the secured note financing were used to repay the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended December 31, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Registrant's Articles of Incorporation
3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.3(3)	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2(4)	Form of Common Stock Certificate.
4.3(5)	Form of Common Stock Purchase Warrant
10.1(6) +	Seventh Amendment Agreement, dated December 18, 2018, by and between the Company and KeyBank National Association.
10.2(7)	Loan and Security Agreement, dated December 18, 2018, by and between the Company and MFP Partners, L.P.
10.3(8)	Eighth Amendment Agreement, dated December 27, 2018, by and between the Company and KeyBank National Association.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________
(1)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)    Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed on September 28, 2015 (File No. 001-34719).
(4)    Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).

(5)    Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
(6)    Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 26, 2018 (File No. 001-34719).
(7)    Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 26, 2018 (File No. 001-34719).
(8)    Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 28, 2018 (File No. 001-34719).

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

S&W SEED COMPANY

Date: February 12, 2019	By: /s/ Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)