Form 10-Q
period 2019-03-31
S&W Seed Co
filed 2019-05-09
CIK 1477246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 001-34719

S&W SEED COMPANY
(Exact name of registrant as specified in its charter)

Nevada	27-1275784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 K Street, Suite 300, Sacramento, CA	95814
(Address of principal executive offices)	(Zip Code)

(559) 884-2535
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SANW	The Nasdaq Capital Market

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

      As of May 9, 2019, 33,278,219 shares of the registrant's common stock were outstanding.

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

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,883,499	$4,320,894
Accounts receivable, net	12,773,565	13,861,932
Unbilled accounts receivable, net	4,258,450	-
Inventories, net	87,317,928	60,419,276
Prepaid expenses and other current assets	1,458,569	1,279,794
Assets held for sale	1,930,400	-
TOTAL CURRENT ASSETS	110,622,411	79,881,896

Property, plant and equipment, net	22,366,775	13,180,132
Intangibles, net	39,227,992	33,109,780
Goodwill	11,865,811	10,292,265
Other assets	1,317,963	1,303,135
TOTAL ASSETS	$185,400,952	$137,767,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,323,176	$5,935,454
Deferred revenue	420,739	212,393
Accrued expenses and other current liabilities	3,839,348	3,114,799
Lines of credit, net	49,828,458	32,630,559
Current portion of long-term debt, net	1,082,458	503,012
TOTAL CURRENT LIABILITIES	69,494,179	42,396,217

Long-term debt, net, less current portion	12,245,863	12,977,087
Other non-current liabilities	491,209	651,780

TOTAL LIABILITIES	82,231,251	56,025,084

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
33,297,346 issued and 33,272,346 outstanding at March 31, 2019;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,297	24,367
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	136,599,137	108,803,991
Accumulated deficit	(27,248,401)	(21,161,376)
Accumulated other comprehensive loss	(6,079,707)	(5,790,662)
Noncontrolling interests	(429)	-
TOTAL STOCKHOLDERS' EQUITY	103,169,701	81,742,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,400,952	$137,767,208

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$18,176,166	$22,949,170	$62,877,299	$54,193,682

Cost of revenue	13,388,470	16,303,436	47,942,933	40,540,193

Gross profit	4,787,696	6,645,734	14,934,366	13,653,489

Operating expenses
Selling, general and administrative expenses	4,610,471	2,676,166	11,840,547	8,037,202
Research and development expenses	1,824,613	1,065,323	4,190,280	2,662,404
Depreciation and amortization	1,171,057	838,585	3,061,771	2,597,818
Disposal of property, plant and equipment loss (gain)	(97,483)	-	(94,020)	(81,776)

Total operating expenses	7,508,658	4,580,074	18,998,578	13,215,648

Income (loss) from operations	(2,720,962)	2,065,660	(4,064,212)	437,841

Other expense
Foreign currency (gain) loss	4,793	(27,939)	(53,638)	(5,908)
Change in derivative warrant liabilities	-	-	-	(431,300)
Reduction of anticipated loss on sub-lease land	(141,373)	-	(141,373)	-
Interest expense - amortization of debt discount	103,362	51,185	238,754	118,284
Interest expense	758,669	512,892	2,057,377	1,244,515

Income (loss) before income taxes	(3,446,413)	1,529,522	(6,165,332)	(487,750)
Provision for income taxes	(82,411)	(248,931)	(77,878)	(48,808)
Net income (loss) including noncontrolling interests	$(3,364,002)	$1,778,453	$(6,087,454)	$(438,942)

Net loss attributed to noncontrolling interest	(22,102)	-	(429)	-
Net income (loss) attributed to S&W Seed Company	$(3,341,900)	$1,778,453	$(6,087,025)	$(438,942)

Net income (loss) attributed to S&W Seed Company per common share:
Basic	$(0.10)	$0.07	$(0.21)	$(0.02)
Diluted	$(0.10)	$0.07	$(0.21)	$(0.02)

Weighted average number of common shares outstanding:
Basic	33,267,258	24,335,821	29,043,493	21,861,038
Diluted	33,267,258	24,353,082	29,043,493	21,861,038

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net income (loss)	$(3,364,002)	$1,778,453	$(6,087,454)	$(438,942)

Foreign currency translation adjustment, net of income taxes	36,576	(97,123)	(289,045)	18,307

Comprehensive income (loss)	(3,327,426)	1,681,330	(6,376,499)	(420,635)

Comprehensive loss attributable to noncontrolling interests	(22,102)	-	(429)	-
Comprehensive income (loss) attributable to S&W Seed Company	$(3,305,324)	$1,681,330	$(6,376,070)	$(420,635)

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance, December 31, 2017	-	$-	24,353,300	$24,353	(25,000)	$(134,196)	$108,568,030	$(18,653,681)	$(5,422,955)	$-	$84,381,551

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	149,198	-	-	-	149,198
Net issuance to settle RSUs	-	-	9,279	9	-	-	6,632	-	-	-	6,641
Proceeds from sale of common stock, net of fees and expenses	-	-	-	-	-	-	(59,877)	-	-	-	(59,877)
Other comprehensive loss	-	-	-	-	-	-	-	-	(97,123)	-	(97,123)
Net income	-	-	-	-	-	-	-	1,778,453	-	-	1,778,453
Balance, March 31, 2018	-	$-	24,362,579	$24,362	(25,000)	$(134,196)	$108,663,983	$(16,875,228)	$(5,520,078)	$-	$86,158,843

Balance, December 31, 2018	-	$-	33,246,141	$33,246	(25,000)	$(134,196)	$136,495,216	$(23,906,501)	$(6,116,283)	$21,673	$106,393,155

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	156,175	-	-	-	156,175
Net issuance to settle RSUs	-	-	51,205	51	-	-	(5,634)	-	-	-	(5,583)
Proceeds from sale of common stock, net of fees and expenses	-	-	-	-	-	-	(46,620)	-	-	-	(46,620)
Other comprehensive income	-	-	-	-	-	-	-	-	36,576	-	36,576
Net loss	-	-	-	-	-	-	-	(3,341,900)	-	(22,102)	(3,364,002)
Balance, March 31, 2019	-	$-	33,297,346	$33,297	(25,000)	$(134,196)	$136,599,137	$(27,248,401)	$(6,079,707)	$(429)	$103,169,701

									Accumulated
							Additional		Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance, June 30, 2017	-	$-	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	$(5,538,385)	$-	$61,221,655

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	600,231	-	-	-	600,231
Net issuance to settle RSUs	-	-	97,898	98	-	-	(107,145)	-	-	-	(107,047)
Proceeds from sale of common stock, net of fees and expenses	-	-	6,260,000	6,260	-	-	22,453,079	-	-	-	22,459,339
Reclassification of warrants upon expiration of repricing provisions	-	-	-	-	-	-	2,405,300	-	-	-	2,405,300
Other comprehensive income	-	-	-	-	-	-	-	-	18,307	-	18,307
Net loss	-	-	-	-	-	-	-	(438,942)	-	-	(438,942)
Balance, March 31, 2018	-	$-	24,362,579	$24,362	(25,000)	$(134,196)	$108,663,983	$(16,875,228)	$(5,520,078)	$-	$86,158,843

Balance, June 30, 2018	-	$-	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	$(5,790,662)	$-	$81,742,124

Stock-based compensation - options, restricted stock, and RSUs	-	-	-	-	-	-	533,633	-	-	-	533,633
Net issuance to settle RSUs	-	-	86,723	87	-	-	(31,168)	-	-	-	(31,081)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	-	-	-	-	22,373,835	-	-	-	22,373,842
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	-	-	(7,228)	-	-	-	-
Proceeds from sale of common stock, net of fees and expenses	-	-	1,607,717	1,608	-	-	4,926,074	-	-	-	4,927,682
Other comprehensive loss	-	-	-	-	-	-	-	-	(289,045)	-	(289,045)
Net loss	-	-	-	-	-	-	-	(6,087,025)	-	(429)	(6,087,454)
Balance, March 31, 2019	-	$-	33,297,346	$33,297	(25,000)	$(134,196)	$136,599,137	$(27,248,401)	$(6,079,707)	$(429)	$103,169,701

See notes to consolidated financial statements.

S&W SEED COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,087,454)	$(438,942)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	533,633	600,231
Change in allowance for doubtful accounts	336,583	20,547
Depreciation and amortization	3,061,771	2,597,818
Gain on disposal of property, plant and equipment	(94,020)	(81,776)
Change in foreign exchange contracts	(53,650)	192,360
Change in derivative warrant liabilities	-	(431,300)
Reduction of anticipated loss on sub-lease land	(141,373)	-
Amortization of debt discount	238,754	118,284
Changes in:
Accounts receivable	1,584,152	8,663,419
Unbilled accounts receivable	(4,258,450)	-
Inventories	(20,442,220)	(32,191,993)
Prepaid expenses and other current assets	(177,526)	(461,883)
Other non-current asset	(15,608)	259,683
Accounts payable	6,569,031	5,236,255
Accounts payable - related parties	-	(216,449)
Deferred revenue	(564,204)	(561,615)
Accrued expenses and other current liabilities	853,767	396,478
Other non-current liabilities	(112,424)	(79,096)
Net cash used in operating activities	(18,769,238)	(16,377,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(836,983)	(1,062,406)
Additions to internal use software	(43,000)	-
Proceeds from disposal of property, plant and equipment	423,762	46,218
Acquisition of business, net of cash acquired	(26,354,951)	-
Net cash used in investing activities	(26,811,172)	(1,016,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,927,682	22,459,339
Net proceeds from sale of preferred stock	22,373,842	-
Taxes paid related to net share settlements of stock-based compensation awards	(31,081)	(107,047)
Borrowings and repayments on lines of credit, net	17,768,886	(2,371,486)
Payment of contingent consideration obligation	-	(2,500,000)
Borrowings of long-term debt	2,776,973	12,836,896
Debt issuance costs	(411,315)	(257,964)
Repayments of long-term debt	(3,075,170)	(10,470,302)
Net cash provided by financing activities	44,329,817	19,589,436

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(186,802)	48,122

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,437,395)	2,243,391

CASH AND CASH EQUIVALENTS, beginning of the period	$4,320,894	$745,001

CASH AND CASH EQUIVALENTS, end of period	$2,883,499	$2,988,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$1,989,637	$1,121,977
Income taxes	16,280	(118,224)

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

On September 19, 2018, the Company and AGT Foods Africa Proprietary Limited (AGT) formed a venture based in South Africa named SeedVision Proprietary Limited (SeedVision). SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

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

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including in December 31, 2014, when the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities (the "Pioneer Acquisition") of Pioneer Hi-Bred International, Inc. ("DuPont Pioneer").

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

The Company owns 50.1% of SeedVision, which is a variable interest entity as defined in ASC 810-10, Consolidation, because no substantive equity contributions have been made to it, and SeedVision is being funded through advances, as needed, from its investors. The Company has concluded that it is the primary beneficiary of SeedVision because it has the power, through a tie-breaking vote on the board of directors, to direct the sales and marketing activities of SeedVision, which are considered to be the activities that have the greatest impact on the future economic performance of SeedVision.

Because the Company is its primary beneficiary, SeedVision's financial results are included in these financial statements.

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

Certain Risks and Concentrations

The Company's revenue is principally derived from the sale of seed, the market for which is highly competitive. One customer accounted for 44% and 82% of its revenue for the three months ended March 31, 2019 and 2018, respectively. One customer accounted for 59% and 68% of its revenue for the nine months ended March 31, 2019 and 2018, respectively.

One customer accounted for 18% of the Company's accounts receivable at March 31, 2019. One customer accounted for 35% of the Company's accounts receivable at June 30, 2018.

In addition, the Company sells a substantial portion of its products to international customers. Sales to international markets represented 27% and 16% of revenue during the three months ended March 31, 2019 and 2018, respectively. Sales to international markets represented 25% and 29% of revenue during the nine months ended March 31, 2019 and 2018, respectively. The net book value of fixed assets located outside the United States was 11% of total assets at March 31, 2019. The net book value of fixed assets located outside the United States was 20% of total assets at June 30, 2018. Cash balances located outside of the United States may not be insured and totaled $300,293 and $369,803 at March 31, 2019 and June 30, 2018, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
United States	$13,346,894	73%	$19,258,699	84%	$47,133,287	75%	$38,523,953	71%
Saudi Arabia	1,494,815	9%	-	0%	3,065,089	5%	844,908	2%
Australia	767,044	4%	750,762	3%	2,137,194	3%	1,309,105	2%
Mexico	666,452	4%	301,390	1%	2,045,705	3%	4,682,016	9%
Libya	21,000	0%	183,750	1%	1,819,750	3%	936,423	2%
Peru	196,085	1%	427,358	2%	905,580	1%	1,035,770	2%
Argentina	279,804	2%	7,630	0%	841,969	1%	2,750,249	5%
South Africa	241,797	1%	251,116	1%	490,492	1%	718,458	1%
Germany	245,898	1%	271,460	1%	499,734	1%	271,460	1%
China	199,595	1%	374,824	2%	368,623	1%	748,748	1%
Algeria	18,900	0%	308,700	1%	18,900	0%	308,700	1%
Other	697,882	4%	813,481	4%	3,550,976	6%	2,063,892	3%
Total	$18,176,166	100%	$22,949,170	100%	$62,877,299	100%	$54,193,682	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful trade receivables was $1,035,525 and $584,202 at March 31, 2019 and June 30, 2018, respectively.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Inventory quality is a function of germination percentage.  Our experience has shown that our alfalfa seed quality tends to be stable under proper storage conditions; therefore, we do not view inventory obsolescence for alfalfa seed as a material concern.  Hybrid crops (sorghum and sunflower) seed quality may be affected by warehouse storage pests such as insects and rodents.  The Company maintains a strict pest control program to mitigate risk and maximize hybrid seed quality.

The Company sells its inventory to distributors, dealers and directly to growers.

Components of inventory are:

	March 31,	June 30,
	2019	2018
Raw materials and supplies	$725,195	$344,620
Work in progress	10,719,340	2,775,398
Finished goods	75,873,393	57,299,258
	$87,317,928	$60,419,276

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 3-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 17 years for customer relationships and 18 years for trade names and 19 years for other intangible assets.

Goodwill

Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management then develops a detailed estimate of the reporting unit's fair value. The Company uses market capitalization and an estimate of a control premium, as well as a discounted cash flow analysis to estimate the fair value of its one reporting unit. Management then compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed a qualitative assessment of goodwill at March 31, 2019 and determined that goodwill was not impaired.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's effective tax rate for the three and nine months ended March 31, 2019 and 2018 has been affected by the valuation allowance on the Company's deferred tax assets.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Numerator:
Net income (loss) attributed to S&W Seed Company	$(3,341,900)	$1,778,453	$(6,087,025)	$(438,942)

Numerator for basis EPS	(3,341,900)	1,778,453	(6,087,025)	(438,942)

Effect of dilutive securities:
Warrants	-	-	-	-
	-	-	-	-

Numerator for diluted EPS	$(3,341,900)	$1,778,453	$(6,087,025)	$(438,942)

Denominator:
Denominator for basic EPS -
weighted-average shares	33,267,258	24,335,821	29,043,493	21,861,038

Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock units	-	17,261	-	-
Warrants	-	-	-	-
Dilutive potential common shares	-	17,261	-	-
Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	33,267,258	24,335,821	29,043,493	21,861,038

Basic EPS	$(0.10)	$0.07	$(0.21)	$(0.02)
Diluted EPS	$(0.10)	$0.07	$(0.21)	$(0.02)

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

The assets acquired and liabilities assumed in the Chromatin acquisition were valued at fair value on a non-recurring basis as of October 25, 2018. No assets or liabilities were valued at fair value on a non-recurring basis as of March 31, 2019 or June 30, 2018.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$41,819	$-
Total	$-	$41,819	$-

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$-	$100,138	$-
Total	$-	$100,138	$-

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

The Company adopted Topic 606 as of July 1, 2018.  This ASC topic outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previously existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted Topic 606 using the modified retrospective approach, in which the cumulative effect of applying the new standards to open contracts as of July 1, 2018 was to be recognized as a cumulative effect adjustment.  The adoption did not result in a cumulative effect adjustment as of July 1, 2018.

The adoption of Topic 606 had a significant effect on the Company's accounting for its distribution and production agreements with Pioneer for the three and nine months ended March 31, 2019. There were no other changes in the Company's accounting as a result of the adoption of Topic 606.

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

The change in accounting for the Pioneer contract did not result in a cumulative effect adjustment, because all seed produced for Pioneer in previous growing seasons had been delivered, and revenue recognized, prior to July 1, 2018, and no seed had been received prior to July 1, 2018 related to the current growing season. However, the change materially affected the amount of revenue and costs recognized during the three and nine months ended March 31, 2019. The effects of the new accounting for the Pioneer contracts on the Company's financial statements are shown below:

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
			Balances Without			Balances Without
	As Reported	Adjustments	Adoption of ASC 606	As Reported	Adjustments	Adoption of ASC 606
Revenue	$18,176,166	$4,626,427	$22,802,593	$62,877,299	$(6,424,061)	$56,453,238

Cost of revenue	13,388,470	2,252,241	15,640,711	47,942,933	(4,905,797)	43,037,136

Gross profit	4,787,696	2,374,186	7,161,882	14,934,366	(1,518,264)	13,416,102

Operating expenses
Selling, general and administrative expenses	4,610,471	-	4,610,471	11,840,547	-	11,840,547
Research and development expenses	1,824,613	-	1,824,613	4,190,280	-	4,190,280
Depreciation and amortization	1,171,057	-	1,171,057	3,061,771	-	3,061,771
Disposal of property, plant and equipment gain	(97,483)	-	(97,483)	(94,020)	-	(94,020)

Total operating expenses	7,508,658	-	7,508,658	18,998,578	-	18,998,578

Income (loss) from operations	(2,720,962)	2,374,186	(346,776)	(4,064,212)	(1,518,264)	(5,582,476)

Other expense
Foreign currency (gain) loss	4,793	-	4,793	(53,638)	-	(53,638)
Change in derivative warrant liabilities	-	-	-	-	-	-
Reduction of anticipated loss on sub-lease land	(141,373)	-	(141,373)	(141,373)	-	(141,373)
Interest expense - amortization of debt discount	103,362	-	103,362	238,754	-	238,754
Interest expense	758,669	-	758,669	2,057,377	-	2,057,377

Income (loss) before income taxes	(3,446,413)	2,374,186	(1,072,227)	(6,165,332)	(1,518,264)	(7,683,596)
Provision for income taxes	(82,411)	(37,561)	(119,972)	(77,878)	(80,558)	(158,436)
Net income (loss) before noncontrolling interests	$(3,364,002)	$2,411,747	$(952,255)	$(6,087,454)	$(1,437,706)	$(7,525,160)

Net loss attributed to noncontrolling interest	(22,102)	-	(22,102)	(429)	-	(429)
Net loss attributed to S&W Seed Company	$(3,341,900)	$2,411,747	$(930,153)	$(6,087,025)	$(1,437,706)	$(7,524,731)

Net income (loss) per common share:
Basic	$(0.10)	$0.07	$(0.03)	$(0.21)	$(0.05)	$(0.26)
Diluted	$(0.10)	$0.07	$(0.03)	$(0.21)	$(0.05)	$(0.26)

Weighted average number of common shares outstanding:
Basic	33,267,258	-	33,267,258	29,043,493	-	29,043,493
Diluted	33,267,258	-	33,267,258	29,043,493	-	29,043,493

	March 31, 2019
			Balances Without
	As Reported	Adjustments	Adoption of ASC 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,883,499	$-	$2,883,499
Accounts receivable, net	12,773,565	-	12,773,565
Unbilled accounts receivable, net	4,258,450	(4,258,450)	-
Inventories, net	87,317,928	4,905,797	92,223,725
Prepaid expenses and other current assets	1,458,569	-	1,458,569
Assets held for sale	1,930,400	-	1,930,400
TOTAL CURRENT ASSETS	110,622,411	647,347	111,269,758

Property, plant and equipment, net	22,366,775	-	22,366,775
Intangibles, net	39,227,992	-	39,227,992
Goodwill	11,865,811	-	11,865,811
Other assets	1,317,963	-	1,317,963
TOTAL ASSETS	$185,400,952	$647,347	$186,048,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,323,176	$-	$14,323,176
Deferred revenue	420,739	2,368,827	2,789,566
Accrued expenses and other current liabilities	3,839,348	(203,216)	3,636,132
Lines of credit, net	49,828,458	-	49,828,458
Current portion of long-term debt, net	1,082,458	-	1,082,458
TOTAL CURRENT LIABILITIES	69,494,179	2,165,611	71,659,790

Long-term debt, net, less current portion	12,245,863	-	12,245,863
Other non-current liabilities	491,209	(80,558)	410,651

TOTAL LIABILITIES	82,231,251	2,085,053	84,316,304

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized;
33,297,346 issued and 33,272,346 outstanding at March 31, 2019;
24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,297	-	33,297
Treasury stock, at cost, 25,000 shares	(134,196)	-	(134,196)
Additional paid-in capital	136,599,137	-	136,599,137
Accumulated deficit	(27,248,401)	(1,437,706)	(28,686,107)
Accumulated other comprehensive loss	(6,079,707)	-	(6,079,707)
Noncontrolling interest	(429)	-	(429)
TOTAL STOCKHOLDERS' EQUITY	103,169,701	(1,437,706)	101,731,995
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,400,952	$647,347	$186,048,299

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

The Company derives its revenue from 1) the sale of seed, 2) milling services and 3) research and development services.

The following table disaggregates the Company's revenue by type of contract1:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2019		2018	2019		2018
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$7,868,654	$12,495,081	$18,688,623	$37,054,268	$30,630,207	$36,790,423
Other product sales	10,225,275	10,225,275	4,215,599	25,497,136	25,497,136	16,768,880
Services	82,237	82,237	44,948	325,895	325,895	634,379
	$18,176,166	$22,802,593	$22,949,170	$62,877,299	$56,453,238	$54,193,682

1Fiscal year 2019 information provided under ASC 605 to provide for comparison to fiscal year 2018.

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

The Company has certain contracts with customers that offer a limited right of return on certain branded products. The products must be in an unopened and undamaged state and must be resalable in the sole opinion of the Company to qualify for refund.  Returns are only accepted on product received by August 31st of the current sales year.  The Company uses the three-year historical returns percentage to estimate the refund liability and records a reduction of revenue in the period in which revenue is recognized.

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

Payment Terms and Related Balance Sheet Accounts

Accounts receivable represent amounts that are payable to the Company by its customers subject only to the passage of time. Payment terms on invoices are generally 30 to 120 days. As the period between the transfer of goods and/or services to the customer and receipt of payment is less than one year, the Company does not separately account for a financing component in its contracts with customers.

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract, but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arise from the distribution and production agreements with Pioneer for which the Company recognizes revenue over time, as the Company bills for these arrangements upon product delivery, while revenue is recognized, as described above, as costs are incurred. Unbilled receivables may arise as much as three months before billing is expected to occur. Unbilled receivables are generally expected to be generated in the first and second fiscal quarters, and to be billed in the second, third and fourth fiscal quarters.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the nine months ended March 31, 2019, the Company recognized bad debt expense of $336,583 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.

Transaction Price Allocated to Remaining Performance Obligations

Total estimated revenue remaining on uncompleted contracts is $86.1 million. This is comprised of $1.2 million remaining on the Pioneer distribution and production agreements which is expected to be recognized in fiscal 2019, and an estimated $84.9 million related to fiscal years 2020 - 2023 based on the minimum purchase requirements in the Pioneer distribution agreement.

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

Management expects the sale to be completed within 12 months and plans to pay down a portion of the Company's short-term debt with the proceeds, accordingly, these held for sale assets are presented as current assets.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the multi-period excess earnings method, and the replacement cost method. In-process research and development costs are being accounted for as an indefinite lived intangible asset subject to impairment testing until completion or abandonment of research and development efforts associated with the in-process projects. Upon successful completion of each project, the Company will make a determination about the then remaining useful life of the intangible asset and begin amortization.

The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value

In-process research and development	n/a	$380,000
Technology/IP - germplasm	30	7,200,000
Trade names	5	150,000
Total identifiable intangible assets		$7,730,000

The Company incurred acquisitions costs of $147,337 and $1,142,653 during the three and nine months ended March 31, 2019 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Chromatin acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2019. The revenue and net loss (including transaction costs) of Chromatin operations included in our consolidated statements of operations were $6.7 million and $0.9 million, for the period from October 25, 2018 through March 31, 2019.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2017.

	Nine Months Ended
	March 31,
(unaudited)	2019	2018
Revenue	$64,550,476	$66,955,581
Net loss	$(7,961,082)	$(8,100,766)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2019 include: (i) the elimination of acquisition charges of $1,142,653; (ii) amortization of acquired intangibles of $132,222; and (iii) depreciation of acquired property, plant and equipment of $358,273.

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2018 include: (i) amortization of acquired intangibles of $297,500; and (ii) depreciation of acquired property, plant and equipment of $806,085.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the activity of goodwill for the nine months ended March 31, 2019 and the year ended June 30, 2018, respectively.

	Balance at		Balance at
	July 1, 2018	Additions	March 31, 2019
Goodwill	$10,292,265	$1,573,546	$11,865,811

	Balance at		Balance at
	July 1, 2017	Additions	June 30, 2018
Goodwill	$10,292,265	$-	$10,292,265

Intangible assets consist of the following:

	Balance at			Balance at
	July 1, 2018	Additions	Amortization	March 31, 2019
Trade name	$1,159,826	$150,000	$(75,860)	$1,233,966
Customer relationships	1,156,955	-	(75,906)	1,081,049
Non-compete	62,720	-	(25,662)	37,058
GI customer list	71,639	-	(5,373)	66,266
Supply agreement	1,077,783	-	(56,724)	1,021,059
Distribution agreement	6,344,253	-	(288,375)	6,055,878
Grower relationships	1,753,208	-	(79,056)	1,674,152
Intellectual property	20,873,393	7,200,000	(944,222)	27,129,171
In process research and development	-	380,000	(52,778)	327,222
Internal use software	610,003	43,000	(50,832)	602,171
	$33,109,780	$7,773,000	$(1,654,788)	$39,227,992

	Balance at			Balance at
	July 1, 2017	Additions	Amortization	June 30, 2018
Trade name	$1,244,306	$-	$(84,480)	$1,159,826
Customer relationships	1,258,163	-	(101,208)	1,156,955
Non-compete	102,035	-	(39,315)	62,720
GI customer list	78,803	-	(7,164)	71,639
Supply agreement	1,153,415	-	(75,632)	1,077,783
Distribution agreement	6,728,753	-	(384,500)	6,344,253
Production agreement	111,670	-	(111,670)	-
Grower relationships	1,858,616	-	(105,408)	1,753,208
Intellectual property	21,725,539	295,034	(1,147,180)	20,873,393
Internal use software	677,779	-	(67,776)	610,003
	$34,939,079	$295,034	$(2,124,333)	$33,109,780

Amortization expense totaled $595,203 and $499,634 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense totaled $1,654,788 and $1,628,026 for the nine months ended March 31, 2019 and 2018, respectively. Estimated aggregate remaining amortization is as follows:

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$595,203	$2,378,471	$2,359,648	$2,275,199	$2,227,688	$29,391,783

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	June 30,
	2019	2018

Land and improvements	$2,534,021	$2,068,742
Buildings and improvements	11,308,562	8,888,196
Machinery and equipment	12,489,581	5,731,293
Vehicles	1,895,083	1,130,276
Construction in progress	353,144	220,089
Total property, plant and equipment	28,580,391	18,038,596

Less: accumulated depreciation	(6,213,616)	(4,858,464)

Property, plant and equipment, net	$22,366,775	$13,180,132

Depreciation expense totaled $575,854 and $338,951 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense totaled $1,406,983 and $969,792 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 7 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	March 31,	June 30,
	2019	2018
Working capital lines of credit
KeyBank	$42,957,578	$25,050,464
National Australia Bank Limited	7,287,592	7,697,040
Debt issuance costs	(416,712)	(116,945)
Total working capital lines of credit, net	$49,828,458	$32,630,559

Current portion of long-term debt
Capital leases	$527,907	$27,241
Keith facility (building loan) - National Australia Bank Limited	78,056	3,701
Keith facility (machinery & equipment loans) - National Australia Bank Limited	216,364	198,251
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	247,942	229,789
Secured equipment note - Conterra	-	37,824
Debt issuance costs	(87,811)	(93,794)
Total current portion, net	1,082,458	503,012

Long-term debt, less current portion
Capital leases	1,761,683	-
Keith facility (building loan) - National Australia Bank Limited	255,456	421,857
Keith facility (machinery & equipment loans) - National Australia Bank Limited	367,762	431,754
Secured real estate note - Conterra	9,922,269	10,170,211
Secured equipment note - Conterra	-	2,062,176
Debt issuance costs	(61,307)	(108,911)
Total long-term portion, net	12,245,863	12,977,087
Total debt, net	$13,328,321	$13,480,099

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

At March 31, 2019, the Company was not in compliance with the fixed charge coverage ratio covenant under the KeyBank Credit Facility.  The Company subsequently obtained a waiver from KeyBank, curing the failure to comply with this debt covenant for the fiscal quarter ended March 31, 2019. The Company is currently in discussions with KeyBank to potentially modify the KeyBank Credit Facility in a manner acceptable to both the Company and KeyBank so that the Company maintains compliance with all debt covenants for the foreseeable future.

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to seasonal credit facilities with National Australia Bank Ltd ("NAB"). The current facilities (the "2016 NAB Facilities") were amended as of April 13, 2018 and expire on March 30, 2020. As of March 31, 2019, AUD $10,270,000 (USD $7,287,592) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprise two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $709,600 at March 31, 2019) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,515,200 at March 31, 2019).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2019, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.75% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2019, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at March 31, 2019.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.41% as of March 31, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2019	$329,965
2020	1,112,892
2021	10,741,452
2022	692,294
2023	565,356
Thereafter	35,480
Total	$13,477,439

NOTE 8 - WARRANTS

The following table summarizes the total warrants outstanding at March 31, 2019:

		Exercise Price	Expiration	Outstanding as			Outstanding as of
	Issue Date	Per Share	Date	of June 30, 2018	New Issuances	Expired	March 31, 2019

Warrants	Dec 2014	$4.32	June 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2018:

		Exercise Price	Expiration	Outstanding as			Outstanding as
	Issue Date	Per Share	Date	of June 30, 2017	New Issuances	Expired	of June 30, 2018

Warrants	Dec 2014	$4.32	June 2020	2,699,999	-	-	2,699,999
				2,699,999	-	-	2,699,999

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

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company's subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $3,571,233 at March 31, 2019 and their maturities range from April 2019 to September 2019.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $41,819 at March 31, 2019 and $100,138 at June 30, 2018. The Company recorded a gain on foreign exchange contracts of $56,990 and a loss of $91,811, which is reflected in cost of revenue for the three months ended March 31, 2019 and 2018, respectively. The Company recorded a gain on foreign exchange contracts of $53,650 and a loss of $192,360, which is reflected in cost of revenue for the nine months ended March 31, 2019 and 2018, respectively.

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

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of March 31, 2019, no amounts remained outstanding under the MFP Loan Agreement.

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

In January 2019, the Company's Board of Directors and stockholders approved the 2019 Equity Incentive Plan ("2019 Plan") as a successor to and continuation of the Company's 2009 Plan. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,243,790 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 350,343 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

The term of incentive stock options granted under the 2019 Plan may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the 2019 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted.

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

Weighted average assumptions used in the Black-Scholes-Merton model for awards granted during the period are set forth below:

	March 31,
	2019	2018

Risk free rate	2.5% - 3.0%	1.9% - 2.3%
Dividend yield	0%	0%
Volatility	34.5% - 41.5%	45.5%
Average forfeiture assumptions	1.4%	1.4%

During the nine months ended March 31, 2019, the Company granted options to purchase 429,678 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.19 - $3.30. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2019 and the year ended June 30, 2018 is presented below:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at June 30, 2017	990,528	$5.12	4.3	$100,344
Granted	103,283	3.45	-	-
Exercised	(49,000)	3.95	-	-
Canceled/forfeited/expired	(252,737)	6.46	-	-
Outstanding at June 30, 2018	792,074	4.55	6.3	10,413
Granted	429,678	2.84	-	-
Exercised	-	-	-	-
Canceled/forfeited/expired	(166,500)	-	-	-
Outstanding at March 31, 2019	1,055,252	3.60	8.1	37,169
Options vested and exercisable at March 31, 2019	568,817	4.10	7.1	-
Options vested and expected to vest as of March 31, 2019	1,053,509	$3.60	8.1	$36,842

The weighted average grant date fair value of options granted and outstanding at March 31, 2019 was $1.42. At March 31, 2019, the Company had $472,498 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2019 Plan, which will be recognized over the weighted average remaining service period of 1.9 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the nine months ended March 31, 2019, the Company issued 175,758 restricted stock units to certain members of the executive management team and other employees. The restricted stock units vest immediately, in annual installments over one-year or quarterly periods over three-years. The fair value of the awards totaled $472,171 and was based on the closing stock price on the date of grants.

The Company recorded $300,933 and $397,309 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2019 and 2018, respectively. A summary of activity related to non-vested restricted stock units is presented below:

Nine Months Ended March 31, 2019
			Weighted -
	Number of	Weighted-	Average
	Nonvested	Average	Remaining
	Restricted	Grant Date	Contractual
	Stock Units	Fair Value	Life (Years)
Beginning nonvested restricted units outstanding	89,193	$3.98	1.1
Granted	175,758	2.69	2.8
Vested	(98,800)	3.79	-
Forfeited	-	-	-
Ending nonvested restricted units outstanding	166,151	$2.72	1.6

At March 31, 2019, the Company had $375,949 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.56 years.

At March 31, 2019, there were 3,021,719 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2019 and 2018, totaled $156,175 and $149,198, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2019 and 2018, totaled $533,633 and $600,231, respectively.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2019 and 2018, respectively.

	Nine Months Ended
	March 31,
	2019	2018
Fair value of assets acquired	$29,446,067	$-
Cash paid for the acquisition	(26,450,000)	-
Liabilities assumed	(2,996,067)	-

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

Our internal research and development costs are expensed as incurred, while third party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2019 was $18.2 million compared to $22.9 million for the three months ended March 31, 2018. The $4.8 million decrease in revenue for the three months ended March 31, 2019 was primarily due to a $10.8 million decrease in revenues from DuPont Pioneer primarily attributable to timing of revenue recognition pursuant to our adoption Topic 606. The decrease in revenues to Pioneer was partially offset by increases of other product revenue of $6.0 million; including $5.2 million from the recently acquired sorghum operations, coupled with a $1.5 million increase in sales directed to the Saudi Arabia market. We expect full year revenues from DuPont Pioneer in fiscal 2019 to be down by $0.8 million compared to fiscal year 2018.

We recorded sales of approximately $7.9 million from our distribution and production agreements with DuPont Pioneer during the three months ended March 31, 2019, which was a decrease of $10.8 million from the comparable period in the prior year amount of $18.7 million. Our production agreement with DuPont Pioneer (relating to GMO-traited varieties) terminates on May 31, 2019.

The following table disaggregates our revenue by type of contract. The current period information is presented under both ASC 606 and ASC 605 to provide comparison to the third quarter of fiscal 2018.

	Three Months Ended March 31,
	2019		2018
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$7,868,654	$12,495,081	$18,688,623
Other product sales	10,225,275	10,225,275	4,215,599
Services	82,237	82,237	44,948
	$18,176,166	$22,802,593	$22,949,170

Sales into international markets represented 27% and 16% of revenue during the three months ended March 31, 2019 and 2018, respectively. Domestic revenue accounted for 73% and 84% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to timing of revenue recognition associated with our distribution and production agreements with DuPont Pioneer.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,
	2019		2018
United States	$13,346,894	73%	$19,258,699	84%
Saudi Arabia	1,494,815	9%	-	0%
Australia	767,044	4%	750,762	3%
Mexico	666,452	4%	301,390	1%
Libya	21,000	0%	183,750	1%
Peru	196,085	1%	427,358	2%
Argentina	279,804	2%	7,630	0%
South Africa	241,797	1%	251,116	1%
Germany	245,898	1%	271,460	1%
China	199,595	1%	374,824	2%
Algeria	18,900	0%	308,700	1%
Other	697,882	4%	813,481	4%
Total	$18,176,166	100%	$22,949,170	100%

Cost of revenue of $13,388,470 for the three months ended March 31, 2019 was 73.7% of revenue, while the cost of revenue of $16,303,436 for the three months ended March 31, 2018 was 71.0% of revenue. Cost of revenue decreased on a dollar basis primarily due to the decrease in revenue discussed above.

Total gross profit margin for the three months ended March 31, 2019 was 26.3% compared to 29.0% in the three months ended March 31, 2018. The decrease in gross profit margins was primarily due to product sales mix during the current period where we had a lower concentration of higher margin dormant alfalfa seed sales.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the three months ended March 31, 2019 totaled $4,610,471 compared to $2,676,166 for the three months ended March 31, 2018. We incurred non-recurring transactions expenses of $147,337 during the three months ended March 31, 2019 related to the acquisition of Chromatin. Excluding transaction costs from the three months ended March 31, 2019 and 2018, SG&A expenses increased $1,810,335 from the comparable period of the prior year. The increase in SG&A expense was primarily due to a $972,000 increase from the recent Chromatin acquisition, provision for bad debt expense of $490,946 as well as other increases in sales and management personnel and related costs as we focus on the anticipated growth in operations in the United States and Australia.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 totaled $1,824,613 compared to $1,065,323 for the three months ended March 31, 2018. The $759,290 increase in research and development expense versus the comparable period of the prior year is driven by additional research and development activities in connection with the recent Chromatin acquisition coupled with additional investment in our hybrid programs. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 was $1,171,057 compared to $838,585 for the three months ended March 31, 2018. Included in the amount was amortization expense for intangible assets, which totaled $595,203 for the three months ended March 31, 2019 and $499,634 for the three months ended March 31, 2018. The $332,472 increase in depreciation and amortization expense over the third quarter of the prior year is primarily driven by additional depreciation and amortization of assets acquired from the recent Chromatin acquisition.

Foreign Currency (Gain) Loss

We incurred a foreign currency loss of $4,793 for the three months ended March 31, 2019 compared to a gain of $27,939 for the three months ended March 31, 2018. The foreign currency gains and losses are primarily associated with S&W Australia, our wholly-owned subsidiary in Australia as well as our foreign subsidiaries in South Africa and Hungry.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2019 was $103,362 compared to $51,185 for the three months ended March 31, 2018. The expense in the current period represents the amortization of the debt issuance costs associated with our KeyBank and NAB working capital facilities, our secured property note, and our equipment capital leases. The expense in the comparable period in the prior year primarily represents the amortization of the debt issuance costs associated with our KeyBank working capital facility and our secured property note.

Interest Expense

Interest expense for the three months ended March 31, 2019 totaled $758,669 compared to $512,892 for the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, and the secured property loan entered into in November 2017. Interest expense for the three months ended March 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB and the secured property loan entered into in November 2017. The $245,777 increase in interest expense for the three months ended March 31, 2019 is primarily driven by interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings and interest rates.

Provision for Income Taxes

Income tax benefit totaled $82,411 for the three months ended March 31, 2019 compared to $248,931 for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was 2.4% compared to (16.3%) for the three months ended March 31, 2018. The primary driver of our effective tax rate for the three months ended March 31, 2019 is the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to the vast majority of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we do record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes which historically produced deferred tax liabilities that could not be offset by deferred tax assets. The movement in these deferred tax liabilities would produce an impact on our income tax expense. All net operating losses generated in fiscal year 2018 and forward are now indefinite lived as well for U.S. federal income tax purposes. Due to this, we have reduced the deferred tax liability balance on the indefinite lived intangibles. Our effective tax rate is a function of the projected benefit from the decrease in our deferred tax liability over projected pre-tax book losses for the year. In addition, we recorded a small decrease to our tax provision in the quarter related to a decrease in projected future earnings for the year related to our newly formed joint ventures in South Africa. As a result, we have recorded a benefit in the U.S. as well as a small benefit for the decrease in our income tax expense related to our operations in South Africa, for the three months ended March 31, 2019.

Nine months Ended March 31, 2019 Compared to the Nine months Ended March 31, 2018

Revenue and Cost of Revenue

Revenue for nine months ended March 31, 2019 was $62,877,299 compared to $54,193,682 for the nine months ended March 31, 2018. The $8.7 million increase in revenue is primarily driven by $6.7 million in sales attributed to the recently acquired sorghum operations as well as an increase in sales to the MENA region.

The following table disaggregates our revenue by type of contract. The current period information is presented under both ASC 606 and ASC 605 to provide comparison to the nine months ended March 31, 2018.

	Nine Months Ended March 31,
	2019		2018
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$37,054,268	$30,630,207	$36,790,423
Other product sales	25,497,136	25,497,136	16,768,880
Services	325,895	325,895	634,379
	$62,877,299	$56,453,238	$54,193,682

We recorded sales of approximately $37.1 million from our distribution and production agreements with DuPont Pioneer during the nine months ended March 31, 2019, which was an increase of $0.3 million from the prior year amount of $36.8 million.

The remaining increase in revenue from the comparable period in the prior year is attributable to $6.7 million of revenue from the recently acquired sorghum operations as well as increases in the MENA region.

Sales into international markets represented 25% and 29% of revenue during the nine months ended March 31, 2019 and 2018, respectively. Domestic revenue accounted for 75% and 71% of our total revenue for the nine months ended March 31, 2019 and 2018, respectively.

The following table shows revenue from external sources by destination country:

	Nine Months Ended March 31,
	2019		2018
United States	$47,133,287	75%	$38,523,953	71%
Saudi Arabia	3,065,089	5%	844,908	2%
Australia	2,137,194	3%	1,309,105	2%
Mexico	2,045,705	3%	4,682,016	9%
Libya	1,819,750	3%	936,423	2%
Peru	905,580	1%	1,035,770	2%
Argentina	841,969	1%	2,750,249	5%
South Africa	490,492	1%	718,458	1%
Germany	499,734	1%	271,460	1%
China	368,623	1%	748,748	1%
Algeria	18,900	0%	308,700	1%
Other	3,550,976	6%	2,063,892	3%
Total	$62,877,299	100%	$54,193,682	100%

Cost of revenue of $47,942,933 for the nine months ended March 31, 2019 was 76.2% of revenue, while the cost of revenue of $40,540,193 for the nine months ended March 31, 2018 was 74.8% of revenue. Cost of revenue increased on a dollar basis primarily due to the increase in revenue discussed above.

Total gross profit margin for the nine months ended March 31, 2019 was 23.8% compared to 25.2% in the nine months ended March 31, 2018. The decrease in gross profit margins was primarily due to product sales mix. The sales pricing under our production agreement expiring in May 2019 is lower in fiscal 2019 than in the prior year.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expense for the nine months ended March 31, 2019 totaled $11,840,547 compared to $8,037,202 for the nine months ended March 31, 2018. We incurred non-recurring transactions expenses of $1,142,653 during the nine months ended March 31, 2019 related to the acquisition of Chromatin. Excluding transaction costs from the nine months ended March 31, 2019 and 2018, SG&A expenses increased $2,719,006 from the comparable period of the prior year. The increase in SG&A expense was primarily due to a $1,435,000 increase from the recent Chromatin acquisition, provision for bad debt expense of $337,000, increases in sales and management personnel and related costs of $849,000 as we focus on the anticipated growth in operations in the United States, as well as other operating expenses.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2019 totaled $4,190,280 compared to $2,662,404 for the nine months ended March 31, 2018. The $1,527,876 increase in research and development expense versus the comparable period of the prior year is driven by additional research and development activities in connection with the recent Chromatin acquisition coupled with additional investment in our programs. We expect our research and development spend for fiscal 2019 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2019 was $3,061,771 compared to $2,597,818 for the nine months ended March 31, 2018. Included in the amount was amortization expense for intangible assets, which totaled $1,654,788 for the nine months ended March 31, 2019 and $1,628,026 for the nine months ended March 31, 2018. The $463,953 increase in depreciation and amortization expense over the prior year is primarily driven by additional depreciation and amortization of assets acquired from the recent Chromatin acquisition.

Foreign Currency (Gain) Loss

We incurred a foreign currency gain of $53,638 for the nine months ended March 31, 2019 and 5,908 for the nine months ended March 31, 2018. The foreign currency gains and losses are primarily associated with S&W Australia, our wholly-owned subsidiary in Australia as well as our foreign subsidiaries in South Africa and Hungry.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2019 was $238,754 compared to $118,284 for the nine months ended March 31, 2018. The expense in the current period represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases. The expense in the comparable period in the prior year primarily represents the amortization of the debt issuance costs associated with our working capital facilities and our secured property note.

Interest Expense

Interest expense for the nine months ended March 31, 2019 totaled $2,057,377 compared to $1,244,515 for the nine months ended March 31, 2018. Interest expense for the nine months ended March 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the nine months ended March 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, interest on the note payable issued to DuPont Pioneer which was paid off in November 2017, the secured property loan entered into in November 2017 and equipment capital leases. The $812,862 increase in interest expense for the nine months ended March 31, 2019 is primarily driven by interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings and interest rates.

Provision for Income Taxes

The Company's tax provision or benefit is determined using an estimate of our annual effective tax rate, which is adjusted for discrete items that are taken into account in the relevant period. Income tax benefit totaled $77,878 for the nine months ended March 31, 2019 compared to $48,808 for the nine months ended March 31, 2018. Our effective tax rate was 1.3% during the nine months ended March 31, 2019 compared to 10% for the nine months ended March 31, 2018. The primary driver of the effective tax rate for the nine months ended March 31, 2019 is the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to the vast majority of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we do record tax expense related to certain other factors occurring throughout the year. For example, we have certain intangible assets with indefinite lives for financial reporting purposes that produce deferred tax liabilities that cannot always be offset with the Company's deferred tax assets. All net operating losses generated subsequent to the passage of tax reform in December 2017 do not expire for US federal tax purposes and thus are indefinite lived as well. Due to this, we have reduced our U.S. federal deferred tax liability balance on the indefinite lived intangibles. Our effective tax rate is a function of the projected benefit from the decrease in our deferred tax liability over projected pre-tax book losses for the year. In addition, we recorded a small impact to our tax provision related to our newly formed joint ventures in South Africa. As a result, we have recorded a benefit in the U.S. which is offset partially by an income tax expense that we have recorded related to our operations in South Africa, resulting in a small year to date tax benefit for the nine months ended March 31, 2019.

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2018. At June 30, 2018, we had not yet completed our accounting for all of the enactment-date income tax effects of the Act under ACS 740, Income Taxes, including the accounting for the following aspects: remeasurement of deferred tax assets and liabilities and the one-time transition tax. As of the second quarter of our fiscal year ending June 30, 2019, we completed our accounting for all of the enactment-date income tax effects of the Act, with no changes to our net deferred tax balances or income tax provision. We had previously calculated a provisional income inclusion of approximately $2.1 million related to the transition tax on accumulated foreign earnings. As of the second quarter of fiscal 2019, we concluded our analysis with respect to the transition tax accounting, recording an income inclusion of approximately $2.0 million. However, due to the Company's valuation allowance, there is no impact to the Company's net deferred tax balance or income tax expense. There was no net impact to our tax balances for the re-measurement of our deferred tax balances from the provisional estimates to the final calculations.

The Tax Act also includes a Global Intangible Low-Taxed Income ("GILTI") provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expense in the year incurred.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2018, we paid our North American growers approximately 50% of amounts owed to them in October 2017 and the balance was paid in February 2018. This payment cycle is similar in fiscal year 2019. S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

At March 31, 2019, the Company was not in compliance with the fixed charge coverage ratio covenant under the KeyBank Credit Facility.  The Company subsequently obtained a waiver from KeyBank, curing the failure to comply with this debt covenant for the fiscal quarter ended March 31, 2019. The Company is currently in discussions with KeyBank to potentially modify the KeyBank Credit Facility in a manner acceptable to both the Company and KeyBank so that the Company maintains compliance with all debt covenants for the foreseeable future.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility with National Australia Bank Ltd ("NAB"). The current facility, referred to as the 2016 NAB Facilities, was amended as of April 13, 2018 and expires on March 30, 2020. As of March 31, 2019, AUD $10,270,000 (USD $7,287,592) was outstanding under the 2016 NAB Facilities.

The 2016 NAB Facilities, as currently in effect, comprises two distinct facility lines: (i) an overdraft facility (the "Overdraft Facility"), having a credit limit of AUD $1,000,000 (USD $709,600 at March 31, 2019) and a borrowing base facility (the "Borrowing Base Facility"), having a credit limit of AUD $12,000,000 (USD $8,515,200 at March 31, 2019).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia's discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers' Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of March 31, 2019, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.75% per annum calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia's Keith, South Australia property and the Company's corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2019, the Overdraft Facility accrued interest at approximately 6.77% per annum calculated daily.

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

Both facilities constituting the 2016 NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The 2016 NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at March 31, 2019.

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

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia's Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (6.41% as of March 31, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia's outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company's corporate guarantee and a mortgage on S&W Australia's Keith, South Australia property.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities	$(18,769,238)	$(16,377,979)
Cash flows from investing activities	(26,811,172)	(1,016,188)
Cash flows from financing activities	44,329,817	19,589,436
Effect of exchange rate changes on cash	(186,802)	48,122
Net (decrease) increase in cash and cash equivalents	(1,437,395)	2,243,391
Cash and cash equivalents, beginning of period	4,320,894	745,001
Cash and cash equivalents, end of period	$2,883,499	$2,988,392

Operating Activities

For the nine months ended March 31, 2019, operating activities used $18,769,238 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $2,205,756 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $16,563,482 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventories of $20,442,220, increases in unbilled accounts receivable of $4,258,450, partially offset by an increase in accounts payable of $6,569,031 and a decrease in accounts receivable of $1,584,152.

For the nine months ended March 31, 2018, operating activities used $16,377,979 in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $2,577,222 in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $18,955,201 in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $32,191,993, partially offset by an increase in accounts payable of $5,236,255.

Investing Activities

Investing activities during the nine months ended March 31, 2019 used $26,811,172 in cash. The Chromatin Acquisition accounted for $26,354,951 of the cash used in investing activities. We also had additions to property, plant and equipment of $836,983 consisting primarily of equipment purchases for our facility in Keith, Australia and replacements of our vehicle fleet in the US.

Investing activities during the nine months ended March 31, 2018 used $1,016,188 in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho.

Financing Activities

Financing activities during the nine months ended March 31, 2019 provided $44,329,817 in cash. During the nine months ended March 31, 2019, we completed a private placement of common stock which raised net proceeds of $4,927,682 in cash and a private placement of preferred stock which raised net proceeds of $22,373,842. During the nine months ended March 31, 2019, we also had net borrowings on the working capital lines of credit of $17,768,886. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2,106,395 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2019.

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

We utilize the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes-Merton model requires us to estimate a variety of factors including, but not limited to, the expected term of the award, stock price volatility, dividend rate, risk-free interest rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We have used the historical volatility for our stock for the expected volatility assumption required in the model, as it is more representative of future stock price trends. We use a risk- free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future, and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change, and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

At March 31, 2019, we were not in compliance with the fixed charge coverage ratio covenant under our KeyBank Credit Facility. However, we subsequently obtained a waiver from KeyBank, curing the failure to comply with this debt covenant for the fiscal quarter ended March 31, 2019. For more information regarding this default and this waiver, see Note 7 to the consolidated financial statements "Debt" included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Registrant's Articles of Incorporation
3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.3(3)	Registrant's Amended and Restated Bylaws, together with Amendments One, Two and Three thereto
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Form of Common Stock Certificate.
4.3(5)	Form of Common Stock Purchase Warrant
10.1(6) *	S&W Seed Company 2019 Equity Incentive Plan (the "Plan").
10.2(7)*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.
10.3(8)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.
10.4*	Employment Agreement between the Registrant and Matthew K. Szot, dated April 24, 2019.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)    Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed on September 28, 2015 (File No. 001-34719).
(4)    Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)    Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
(6)    Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on February 12, 2019 (File No. 333-229625).
(7)    Incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed on February 12, 2019 (File No. 333-229625).
(8)    Incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed on February 12, 2019 (File No. 333-229625).

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

S&W SEED COMPANY

Date: May 9, 2019	By: /s/ Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)