Form 10-K
period 2019-06-30
S&W Seed Co
filed 2019-09-18
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,700,635.

The number of shares outstanding of common stock of the registrant as of September 18, 2019 was 33,283,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its next Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2019.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•	changes in demand for our alfalfa, sorghum, sunflower and stevia products;
•	our plans for expansion of our business (including through acquisitions) and our ability to successfully integrate acquisitions into our operations;
•	whether we continue to invest in research and development and whether such investment results in trait improvement across our crop categories;
•	the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•	market trends and other factors affecting our financial condition or results of operations from period to period;
•

the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;

•	the impact of pricing of other crops that may be influence what crops our growers elect to plant;
•	whether we are successful in aligning expense levels to revenue changes;
•	whether we are successful in monetizing our stevia business;
•	the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
•

other risks that are described herein including but not limited to the items discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, and that are otherwise described or updated from time to time in our filings with the SEC.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in “Risk Factors” below.

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

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2019,” “fiscal 2018” and “fiscal 2017” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2019, 2018 and 2017, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We produce approximately 250 seed products in the Western United States, Canada, Australia, Europe and South Africa for sale in more than 30 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the 2020-2022 fiscal years.

Founded in 1980, we began our operations as a limited producer of non-dormant alfalfa seed varieties bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Over the years we have built a diversified, global agricultural platform through a combination of organic growth and strategic acquisitions, including:

•

Our 2012 acquisition of Imperial Valley Seeds, Inc., which enabled us to expand production of non-GMO alfalfa seed into California's Imperial Valley, thereby ensuring a non-GMO uncontaminated source of alfalfa seed due to the prohibition on growing GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

•	Our 2012 acquisition of a portfolio of dormant alfalfa germplasm, which launched our entry into the dormant alfalfa market;
•

Our 2013 acquisition of Seed Genetics International Pty Ltd (now S&W Seed Company Australia Pty Ltd), the leading producer of non-dormant alfalfa seed in South Australia, which made us the largest non-dormant alfalfa seed company in the world, with production capabilities in both hemispheres;

•

Our 2014 acquisition of alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from Pioneer (“Pioneer”), which substantially broadened and improved our dormant alfalfa germplasm portfolio and deepened our production, research and product development capabilities;

•

Our 2016 acquisition of the business and assets of SV Genetics Pty Ltd, a developer of proprietary hybrid sorghum and sunflower seed germplasm, which expanded our crop focus into two areas which we believe have high global growth potential;

•

Our 2018 acquisition of the assets of Chromatin, Inc. and related companies, which positioned us to become a global leader in the hybrid sorghum seed market and enhanced our distribution channels both internationally and within a U.S.-based farmer-dealer network; and

•

Our 2018 joint venture with AGT Foods Africa Proprietary Limited (AGT) based in South Africa named SeedVision Proprietary Limited (SeedVision). SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

Our Strategy

The global agriculture market is experiencing rapid change driven by population growth, environmental challenges, limited availability of arable land, diverse regulatory requirements and evolving consumer demands. As a result, farmers and other industry participants face ongoing pressure to cost-effectively increase productivity and output. These factors and others have led to strategic realignments and significant consolidation in the seed industry, leaving a small number of large players.

We believe this environment presents an opportunity to build a global agricultural company focused on crop and market opportunities that large seed companies may overlook, underserve or ineffectively address.

We believe our core strengths listed below position us to capitalize on this market opportunity:

•

Strong Germplasm Asset Base and Development Capabilities. We believe we have the largest and most diversified alfalfa and sorghum germplasm pool in the world.  Our germplasm pool offers traits sought by farmers who grow forage hay, forage sorghum and grain sorghum, including high yield, drought tolerance and disease tolerance. We continue to invest in research and development programs in the United States, Australia, Europe and South America with an emphasis on driving trait improvement across all of our crop categories.

•

Cost-Efficient Global Supply Chain.  We produce seed in the Western United States, Canada, Australia, Europe and South Africa under contract with select third-party growers. We currently maintain more than 140 grower relationships, many of which are longstanding. Our global, but localized, production capabilities allow us to produce seed close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that customer’s region and produced at low cost. We condition and package seed primarily in our own facilities located in California, Idaho, Texas and Australia. We believe that direct ownership of our production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

•

Global Distribution Capabilities and Relationships.  We sell our seed through one of the industry’s largest networks of distributors and dealers, reaching more than 30 countries. Our recent acquisition of the Chromatin farmer-dealer network added a new element to our United States distribution capabilities that we believe can support sales growth across crop categories.

•

Deep Industry Expertise.  We believe that our management team has deep industry experience and a demonstrated record of success that is unmatched for a seed industry company of our size. Our leadership team includes both proven industry executives recruited to our company and top talent retained through our various acquisitions. Mark Wong, our Chief Executive Officer, has over 40 years senior executive experience in the agriculture industry and has successfully built, operated, and sold multiple seed companies to industry leaders across multiple crops, including sorghum, corn, soybeans, and vegetables.

Our goal is to be a leading multi-crop, middle-market agricultural company; delivering value to our customers and strong financial returns to our shareholders.  To reach our goal, we have prioritized the following strategic initiatives:

•

Develop and Launch New Products that Address Unmet Market Needs.  We expect to introduce more than 20 new products during the 2020-2022 fiscal years across our current crop offerings. We also plan to continue development activities aimed to generate high-value, improved traits in our crops. These activities include our collaboration with Calyxt, Inc. to apply next generation gene-editing technology to our elite alfalfa seed genetics and our own efforts to bring to market sorghum seed that incorporates our proprietary, patent-pending herbicide tolerant trait.

•

Build Our Multi-Channel Distribution Network and Execute on International Cross-Selling Opportunities.  We recently realigned our organization across geographic lines (as opposed to product lines), which has renewed our sales focus. We expect this approach will help us make the best use of recently acquired distribution assets like the United States farmer-dealer network acquired from Chromatin and unlock potential sales synergies through international cross-selling of products (particularly in Europe and Australia). We believe that a more robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory and economic risks.

•

Exploit International Production Capability for Best-In Class Cost Structure.  Our streamlined international supply chain provides us with flexibility in sourcing product to meet customer needs. We are focused on exploiting this ability to shift production to low-cost areas to both support our competitive position and improve our margins.

•

Commercialize Stevia.  We believe that an opportunity exists to bring to market new stevia varieties that can both meet taste requirements of consumers and have yield quality that would enable farmers to profitably grow stevia in North and South America. We plan to leverage our proprietary stevia germplasm to form collaborations and commercial agreements with supply chain partners to create a U.S.-based stevia production industry for high-quality stevia sweetener with superior taste profiles to supply major customers in the U.S. market.

•

Expand Crop Offerings and Market Share of Existing Offerings Through Strategic Acquisitions.  We expect that ongoing consolidation and realignment in the seed industry will present opportunities for us to acquire assets that no longer are a strategic fit in the product portfolios of larger industry players or that smaller industry players are unable to effectively exploit. We believe that our production and distribution platforms position us to more fully realize the potential of these types of assets. Moreover, we have a proven track record of successfully acquiring and integrating diverse operations into our seed platform and rebalancing our product portfolio. We intend to emphasize disciplined capital and resource allocation, with a strong focus on return on invested capital and evaluating opportunities to expand our crop offerings or increase our share of existing crop markets.

Our Current Crops

Alfalfa

The Alfalfa Market

Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as “forage” for livestock, including dairy and beef cattle, horses and sheep. It is most often harvested as hay, but can also be made into silage, grazed or fed as green-chop to ruminant livestock. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. As markets around the world continue to expand to a more westernized diet with high-protein consumption, the demands for alfalfa production around the world should continue to increase.

Alfalfa is indigenous to the Middle East where it is considered a “non-dormant” plant, meaning it grows year-round. “Dormant” varieties of alfalfa have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Dormancy is rated using a numerical system under which “dormant” varieties are rated toward the lower end of a 1 through 11 scale, such as 2 through 4, while “non-dormant” varieties are rated toward the upper end of the scale, such as 8 through 11. The number typically identifies the number of cuttings that a farmer might be able to obtain each year.

While exact production estimates worldwide are difficult to obtain, we estimate that approximately 150 million pounds of alfalfa seed are produced worldwide each year, roughly divided evenly between non-dormant and dormant production.

S&W’s Alfalfa Seed Portfolio

Our current portfolio of over 200 commercialized alfalfa seed products spans both non-dormant and dormant categories. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments.   Our alfalfa seed products include varieties that, depending upon the particular variety, exhibit the traits that forage hay farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

Our non-dormant breeding program is focused on maximizing yield regardless of soil and water salinity.

Although we recently licensed certain of our commercial dormant alfalfa varieties to Corteva Agriscience, Inc. (“Corteva”) on an exclusive basis, we maintained our highest performing dormant alfalfa varieties as well as our dormant alfalfa breeding program and are continuing the development of the next-generation varieties from that germplasm. Our dormant alfalfa breeding emphasizes high yield and forage quality, developing hardy alfalfa varieties that are resistant to disease and stress.

Europe, the Middle East, Australia and certain other parts of the world currently prohibit the sale of genetically modified organism (GMO) alfalfa. Historically, we have not employed genetic engineering in the breeding of our current commercial alfalfa seed varieties, so that we have products that can be sold throughout the world. More recently, we have expanded our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program. One result of these efforts was our recent commercial release of a Roundup Ready® alfalfa variety incorporating a herbicide resistance trait (under license from Forage Genetics International) into our proprietary germplasm. We also are collaborating with Calyxt, Inc. to research, develop, produce and commercialize alfalfa seed products involving next generation gene-editing technology. The goal of this collaboration is to create novel traits that are currently classified as non-GMO, which ultimately can be incorporated into our seed varieties. While we believe this relationship is beginning to deliver meaningful product developments, we do not anticipate a meaningful contribution to our revenue before fiscal year 2022, if at all.

Sorghum Seed

The Sorghum Market

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

Similar to alfalfa, sorghum grows well in poor soil and drought conditions, thanks to its hardiness, market versatility and high-quality seed. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. In Africa, sorghum can be a food staple for human consumption. The majority of the world’s sorghum is grown in developing countries, primarily in Africa and Asia

The U.S. Department of Agriculture (the “USDA”) projects that world grain sorghum production for 2019/2020 will be approximately 59 million metric tons based on 41.5 million hectares of production. The USDA further projects the 2019/2020 U.S. sorghum crop to encompass 6 million acres (2.4 million hectares) with total production of 375 million bushels of grain sorghum (9.5 million metric tons).

S&W’s Sorghum Portfolio

Our current portfolio of approximately 50 commercialized sorghum seed products includes both forage and grain sorghum. We believe that our sorghum hybrids are unmatched and consistently out-yield competitor products in select markets.

Our sorghum portfolio and development platform was created through the acquisition of assets from Chromatin, SV Genetics and NexSteppe, Inc. and represents the cumulative, long-term development investments made in each of those programs. We are continuing those development and commercialization efforts.

We plan to commercially launch approximately seven new sorghum products during the fiscal years 2020-2022, including new Sugarcane Aphid tolerant hybrids to address a significant market need. We also are moving forward to validate and produce launch seed of sorghum hybrids, incorporating our patent-pending herbicide tolerant trait that was developed in cooperation with the United Sorghum Checkoff Program of the U.S. Department of Agriculture.

Sunflower

The Sunflower Market

Sunflowers have multiple specialty uses including oil, birdseed and human consumption. Our current sunflower seed focus is on the oil market. Sunflower oil is light in taste and appearance and supplies more Vitamin E than any other vegetable oil. It is a combination of monounsaturated and polyunsaturated fats with low saturated fat levels. The versatility of this healthy oil is recognized by cooks internationally, valued for its frying performance and health benefits. With multiple types of sunflower oils available, it meets the needs of consumer and food manufacturers alike for a healthy and high performance non-transgenic vegetable oil. Additionally, sunflower is being sought after as a source of non-GMO oils. USDA projects global sunflower seed production for 2019/2020 at 49.9 million tons, up 5 percent from 2018/2019. The sunflower seed oil trade is forecasted to rise, supported by demand in India, the EU, North Africa, and the Middle East.

S&W’s Sunflower Portfolio

We currently have three high-yield sunflower hybrids in the market. We have research and development programs in Australia and Europe to expand our market presence. Our sunflower program is focused on developing elite disease resistance sunflower seed hybrids. We partner with leading companies around world to develop herbicide resistant characteristics, specific oil profiles, both polyunsaturated and linoleic, and maximize yield potential for different growing conditions around the world

Stevia

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

S&W’s Stevia Program

The majority of the global stevia supply is produced in Asia, as current varieties lack adaptive characteristics that would permit farmers to profitably grow them in other global agricultural regions. We believe that there will be significant future demand for U.S.-produced stevia. Since 2009, we have dedicated significant research and development assets toward developing stevia into a U.S.-grown crop. We have employed advanced plant breeding and chemical analysis techniques to identify and select varieties that can address this potential market. In early 2019, we opened a dedicated stevia field breeding station in Tifton, GA to further support the breeding effort and select new varieties adapted to the Southeast growing regions targeted for initial cultivation of stevia in the United States.

Since its inception, our stevia breeding program has generated four patented varieties, and we are working closely with potential supply chain collaborators and customers to develop more advanced varieties that can both meet taste requirements of consumers and have field performance that would enable farmers to profitably grow stevia in the United States.

We plan to leverage our proprietary stevia germplasm to form collaborations and commercial agreements with supply chain partners to create a U.S.-based stevia production industry for high-quality stevia sweetener with superior taste profiles to supply major customers in the U.S. market.

Product Development

We conduct our breeding and development programs in the United States, Australia, Europe and South America.

Our breeding programs are designed to make steady genetic improvements in our germplasm base, which we use to create better-performing varieties and hybrids for our customers. Development of a typical new variety or hybrid can take as little as five years or as long as 18 years, depending on methodology and the desired agronomic traits. Because of the many years required to develop a new variety or hybrid, we believe our successful breeding program allows us to offer seed varieties or hybrids incorporating a combination of characteristics desired by farmers that are not available from any other source, thereby providing us with a competitive advantage.

We also plan to continue development activities aimed at generating high-value improved traits in our crops. With this objective in mind, we are collaborating, and continue to look for opportunities to collaborate, with other companies that have technologies that we believe complement our proprietary products and/or our research and development breeding expertise to develop currently unavailable specialized seed products.

Sales, Marketing and Distribution

We currently sell approximately 250 seed products in more than 30 countries. Our principal markets for alfalfa sales are the United States, Canada, Mexico, South America, the Middle East, North Africa, and Australia. Our sorghum sales are focused in the United States, Mexico, Australia, Europe and South Africa.   Our sunflower sales are primarily in Europe, Asia and Australia.

We primarily sell our seed products under the S&W brand or other brands we own, such as Sorghum Partners®. To a limited extent, we also sell some seed under private-label arrangements with distributors.

Our customers are primarily distributors and dealers. Our distributors and dealers, in turn, sell to farmers. We believe that selling through dealers and distributors enables our products to reach growers in areas where there are geographic or other constraints on direct sales efforts. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. Over the years, we have built dealer/distributor loyalty through an emphasis on service, access to breeders, ongoing training and promotional material support. We limit the number of dealers and distributors with whom we have relationships in any particular area in order to provide adequate support and opportunity to those with whom we choose to do business.

Our acquisition of Chromatin significantly expanded our retail and farmer-dealer network across the plains and Midwest of United States to provide us an expanded sales channel for our products.

Both farmers and dealers use pest-control advisors who recommend the varieties or hybrids that will produce the best results in a particular location. Therefore, a key part of our marketing strategy is to educate the consultants, as well as the farmers, as to benefits of our seed varieties and hybrids.

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed products to those persons who make the growing decisions. We continue to place advertisements in trade journals, agriculture publications, social media and participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate.

Most of our international marketing efforts are accomplished through face-to-face meetings with our existing and potential customers and their end users. In addition, we participate in international trade shows to boost our international presence and sales efforts.

In fiscal 2019, sales to domestic customers increased as a percentage of our total sales, primarily as a result of entering into a license agreement with Corteva which generated license revenue of $34.2 million. Sales into international markets accounted for 20% in fiscal 2019 versus 35% in fiscal 2018.  We recently terminated our alfalfa distribution agreement with Corteva and entered into a prepaid license agreement with Corteva in fiscal 2019.   As a result, we anticipate that international sales will increase as a percentage of our total sales in fiscal 2020.

We recently realigned our organization across geographic lines (as opposed to product lines), which has renewed our sales focus. We expect this approach will help us make the best use of recently acquired distribution assets like the U.S. farmer-dealer network acquired from Chromatin and exploit potential sales synergies through international cross-selling of products (particularly in Europe and Australia). We believe that a more robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory, and economic risks.

Seed Production

Global Production

We produce seed in the United States, Canada, Australia, Europe and South Africa under contract with select third-party contract growers. We currently maintain over 140 grower relationships. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

We condition and package seed primarily in our own facilities located in California, Idaho, Texas and Australia; although in some markets (for example, Australia) we use third-party processing services. We believe that direct ownership of production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

S&W Australia Production

S&W Australia has contracts with growers in Western Victoria, South Australia and New South Wales to grow its alfalfa seed. In the Southern Hemisphere, alfalfa seed is grown counter seasonally to the Northern Hemisphere and is harvested annually, in March through early May.

Under its current form of alfalfa seed production agreement, S&W Australia provides foundation seed to each grower and grants each grower a license to use its seed for the purpose of production of seed for sale to S&W Australia. Each grower is responsible for all costs of the crop production. Title in the produced seed passes to S&W Australia upon it being certified compliant; and, if the seed is not compliant, title will only pass to S&W Australia upon S&W Australia’s further agreement to purchase the non-compliant seed. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover seed, and the payment amounts are based upon an estimated budget price (“EBP”) for compliant seed. EBP is a forecast of the final price that S&W Australia believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower’s delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the

EBP to the grower based on a percentage of the pre-cleaning weight. Following this initial payment and prior to the final payment, S&W Australia will make a series of scheduled progress payments and, if applicable, a bonus payment for “first grade” (high quality) alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which S&W Australia sells the pooled seed and other costs incurred by S&W Australia. Accordingly, the total price paid by S&W Australia to its grower may be more or less than the EBP. S&W Australia’s seed production agreements for alfalfa provide for an initial term of seven years and an optional renewal term of three years. S&W Australia’s seed production agreements for white clover provide for an initial term of two years and an optional renewal term of one year. Historically, S&W Australia has not required its growers to harvest seed in every year under the seed production agreement. Some growers have elected to have non-harvest years, and their alfalfa is cut for hay or used for grazing instead of being harvested for seed production.

Seasonality

We contract with growers based upon our anticipated market demand; we mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. However, our seed business is seasonal.  In the Northern hemisphere, production and harvest occurs from March through September and processing and shipping finished goods primarily occurs from July through February. In the Southern hemisphere, production and harvest occurs from October through March and processing and shipping primarily occurs from March through August.

Proprietary Rights

Ownership of and access to intellectual property rights are important to us. We sell proprietary seed varieties and hybrids that have been specially selected to manifest the traits we deem best suited to particular regions in which our seed is planted. Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. If any competitors independently develop any technologies that substantially equal or surpass our process technology, it will adversely affect our competitive position.

In some cases, we obtain patent protection or plant breeder rights registrations for certain of our seed products.   However, our principal method of guarding our proprietary varieties and hybrids is exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties and, in the case, of hybrids, limit supply of parent seed that enables hybrid production. Historically, we have found that these control mechanisms have been an effective means to protect our proprietary seed. However, because we often do not have more formal proprietary rights protections, it would be possible for persons with access to our seed or plants grown from our seed to potentially reproduce proprietary seed, which could significantly harm our business and our reputation.

Competition

Competition in the seed industry both domestically and internationally is intense, and we believe it is intensifying with industry consolidation.  We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

In the U.S. market, our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), Pioneer and Alforex Seeds (subsidiaries of Corteva), and Pacific International Seed Company, Inc.  In addition, S&W Seed Company Australia Pty Ltd (“S&W Australia”), our wholly owned Australian subsidiary, faces regional competitors in the proprietary alfalfa seed market such as Heritage Seeds Pty. Ltd., PGG Wrightson Seeds Ltd, Naracoorte Seeds Pty. Ltd., and Pasture Genetics Pty Ltd (formerly Seed Distributors Pty. Ltd.). Various other minor companies compete with S&W Australia through sales of Siriver, a common alfalfa variety. S&W Australia also faces competition from lower value alfalfa seed produced in the European Union and, to a lesser extent, Argentina.

Our principal competitors in sorghum are Pioneer, DeKalb (a subsidiary of Bayer), Advanta, Nuseed, and Heritage Seeds Pty. Ltd.

Our principal competitors in sunflower are Pioneer, Nuseed, Dyna-Gro Seed (a subsidiary of Nutrien Ag Solutions), Syngenta AG, Advanta, Limagrain, and KWS SAAT SE & Co.

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

Environmental and Regulatory Matters

Our agricultural operations are subject to a broad range of evolving environmental laws and regulations applicable to the markets in which we operate.  These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals relating to seed treatment.

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

We also are subject to various laws and regulations relating to the transport, export/import and sale of seed applicable in the markets in which operate.

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

Research and Development

R&D for the year ended June 30, 2019 totaled $6.3 million compared to $3.9 million in the year ended June 30, 2018.

Employees

As of September 18, 2019, we had 126 total employees, of which 122 were full-time employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. We bought out the former partners beginning in June 2008, incorporated in October 2009 in Delaware, and completed the buyout of the general partners in May 2010. We reincorporated in Nevada in December 2011.

In April 2013, we, together with our wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd “S&W Holdings”), consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation (“SGI”), from SGI’s shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd (“S&W Australia”).

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

Demand for our seed depends upon a variety of factors, including end demand for the crops grown from the seed.  For example, a severe downturn in the dairy industry, could have a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa seed in the U.S. market. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices for seed.

Market prices for our seed can be impacted by factors such as the quality of the seed and the available supply, including whether lower-quality, lower-priced seed is available. Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests and the adventitious presence of GMO, are primary factors influencing the quality and quantity of the seed and, therefore, the market price at which we can sell our seed to our customers. A decrease in the prices received for our products could have a material adverse effect on our business, results of operations and financial condition.

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

Our seed production relies entirely on unaffiliated growers to grow our proprietary seed and to sell it to us at negotiated prices each year. Growers have a choice of what crops to plant. If a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow our seed crops in favor of receiving a higher return from an alternative crop planted on the same acreage. If our growers decline to a significant degree to plant the acreage on which we rely, and if we cannot find other growers to plant the lost acreage, our inventory of seed could be insufficient to satisfy the needs of our customers unless we are able to procure the necessary additional seed in the market at prices we cannot control. If these circumstances occur, our business, results of operations and financial condition could materially decline. In addition, our customers could look to other suppliers for their seed if we cannot satisfy their requirements, and we may not be able to regain them as customers once our inventory levels have returned to normal.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Our seed crops are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, seed crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions can reduce both crop size and quality. Although we no longer grow any of our seed directly, these factors can still impact us by potentially decreasing the quality and yields of our seed and reducing our available inventory. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Because our seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

Our seed business is seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income (loss) on a quarterly basis.

We have had a material concentration of revenue from a small group of customers that fluctuates, and the loss of any of these customers in any quarter could have a material adverse effect on our revenue.

On a historical basis, we have experienced a material concentration of revenue from a small group of customers. This concentration fluctuates from quarter to quarter, depending on our customer's specific requirements, which are themselves cyclical. However, in any particular quarter, we generally have a small group of customers that accounts for a substantial portion of that quarter’s revenue. Most of these customers are not contractually obligated to purchase seed from us. The loss of one or more of these customers on a quarterly basis, when taken year over year, could have a material adverse impact on our business, financial position, results of operations and operating cash flows. We could also suffer a material adverse effect from any losses arising from a major customer's disputes regarding shipments, product quality or related matters, or from our inability to collect accounts receivable from any major customer. There are no assurances that we will be able to maintain our current customer relationships or that they will continue to purchase our seed in the current projected quantities. Any failure to do so may materially adversely impact our business.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

We rely upon a small group of customers for a large percentage of our net revenue. Although our customer concentration should decline as our product mix becomes more diverse, we expect that a small number of customers will continue to account for a substantial portion of our net revenue for the foreseeable future. There is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

Because we do not grow the seed that we sell, we are completely dependent on our network of contract growers, and our sales, cash flows from operations and results of operations may be negatively affected if we are unable to maintain an adequate network of contract growers to supply our seed requirements.

We do not directly grow any of the seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of up to seven years in duration, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenue. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them.

Our ability to contract for sufficient acreage presents challenges.

In order to increase revenue and earnings, we continue to need more production acreage. As we continue to increase the number of acres under contract and/or to move production into new geographical locations, we face challenges that can impede our ability to produce as much seed inventory as we have budgeted. For example, when we move production into new geographical locations, we may find it difficult to identify growers with the expertise to grow our seed crops, and we may not have sufficient company personnel available in such new locations to provide production advice on a timely basis. We also face increased competition for conventional seed acreage as the need for technology acres grows, which is further complicated by the field isolation issue relating to GMO crops that can reduce the amount of acreage available for conventional alfalfa seed crops. If we are unable to secure the acreage we need to meet our planned production for the crop year and are unable to purchase seed in the market, our results of operations could suffer, as would our reputation.

A lack of availability of water in any of our production areas could impact our business.

Adequate quantities and correct timing of the application of water are vital for most agriculture to thrive. Whether particular farms are experiencing water shortages depends, in large part, on their location. However, continuing drought conditions can threaten all farmland other than those properties with their own water sources. Foreign or domestic regulations regarding water usage and rights may also limit the availability of water. Although our current seed products are not water-intensive crops, the availability or the cost of water is a factor in the planting of the crops grown from our seed. Moreover, if the farmers and others who purchase our seed to grow crops cannot get an adequate supply of water, or if the cost of water makes it uneconomical for the farmers to grow the crops, we may not be able to sell our seed, which could have an adverse impact on our results of operations.

We face intense competition, and our inability to compete effectively for any reason could adversely affect our business.

Competition in the seed industry both domestically and internationally is intense, and we believe it is intensifying with industry consolidation. We face direct competition from other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies, many of which have substantially greater resources than we do.

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

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to farmers who grow crops from the seed. Due to the nature of the seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. It may be difficult for us to dispose of all of our inventory on commercially reasonable terms, or at all, and we may need to record an impairment charge for a portion of this inventory in subsequent fiscal periods.  Any such impairment charge or any failure to sell inventory on commercially reasonable terms could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

On the other hand, if we underestimate demand, we may not be able to satisfy our dealers and distributors' demand for seed, and thus damage our customer relations and end-user loyalty. Our failure to estimate end users’ future needs and to match our production to the demand of our customers may adversely affect our business, financial condition and results of operations.

Our third-party distributors may not effectively distribute our products.

We depend in part on third-party distributors and strategic relationships for the marketing and selling of our products. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products, including the United States Foreign Corrupt Practices Act of 1977, as amended. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

We extend credit to our largest international customer and to certain of our other international customers, which exposes us to the difficulties of collecting our receivables in foreign jurisdictions if those customers fail to pay us.

Although payment terms for our export seed sales range from prepayment to 90 to 120 days, we extend credit to our largest international customer, Sorouh, and to other international customers up to 180 days. Sales of our seed to Sorouh and to other international customers represented a material portion of our revenue in historical periods and we expect that we will continue to extend credit in connection with future sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive than pursuing similar claims in the United States. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

The future demand for our non-dormant alfalfa seed varieties in Saudi Arabia is uncertain.

Historically, sales of alfalfa seed to customers in Saudi Arabia have represented a significant portion of our revenue. Regulatory uncertainty in Saudi Arabia surrounding water use restrictions for large forage producers caused customers in the region to defer purchases and/or reduce inventory carrying levels. The outlook for demand for our non-dormant alfalfa varieties in Saudi Arabia over the next two to four years continues to be uncertain because of the potential for water use restrictions and further regulations from the Saudi Arabian government on water usage. As a result of the continued depressed sales to our customers in Saudi Arabia, we have experienced a material decline in revenue and earnings. Given the foregoing regulatory uncertainty, there may be a continued depressed demand from our customers in Saudi Arabia, and, in the absence of sales growth in other regions and other products, we may experience a further material decline in revenue and earnings.

Our current reliance on the seed development and production business does not permit us to spread our business risks among different business segments, and thus a disruption in our seed production or the industry would harm us more immediately and directly than if we were more diversified.

We currently operate primarily in the alfalfa, sorghum, and sunflower seed business, and we do not expect this to change materially in the foreseeable future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa, sorghum and sunflower markets, payment disruptions and customer rejection of our seed. If there is a disruption as described above, our revenue and earnings could be reduced, and our business operations might have to be scaled back.

If we fail to introduce and commercialize new seed products, we may not be able to maintain market share, and our future sales may be harmed.

The performance of our new seed products may not meet our customers’ expectations, or we may not be able to introduce and commercialize specific seed varieties and hybrids. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. If we fail to introduce and commercialize a new seed product that meets the demand of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of a successful product introduction.

The presence of GMO alfalfa in Australia or California could impact our sales.

GMO crops currently are prohibited in most of the international markets in which our proprietary seed is currently sold. There are regions in the United States, including the Pacific Northwest, where even small quantities of GMO material inadvertently interspersed with conventional (non-GMO) alfalfa seed make the seed undesirable, which causes customers to look elsewhere for their alfalfa seed requirements. The greater the use of GMO seed in California and other alfalfa seed growing regions, the greater the risk that the adventitious presence of GMO material in our seed production will occur due to pollination from hay fields or other seed fields. We regularly test for the adventitious presence of GMO in our conventional alfalfa seed, and we have seen a slight increase in the percentage of GMO presence in conventional alfalfa seed over the past several years. Our seed containing GMO material can only be sold domestically or in other jurisdictions that permit the importation of GMO alfalfa. If we are unable to isolate our conventional alfalfa seed from inadvertently being contaminated by GMO seed, we may find it more difficult to sell that seed in our key markets and we may have insufficient quantities of seed to sell internationally, either of which could materially adversely impact our revenue over time.

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

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our Chief Executive Officer, our Chief Financial Officer, our Executive Vice President - Americas, and our Executive Vice President - International, as well as certain other employees, any employee could leave our employ at any time if he or she chose to do so. We do not carry “key person” insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We may not be able to manage expansion of our operations effectively.

We expect our operations to continue to grow in the future, both as we expand our historical alfalfa seed business both domestically and internationally through internal growth and synergistic acquisitions and increase our growers’ production. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

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

As part of our growth strategy, we have acquired and may continue to acquire additional businesses, product lines or other assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of the businesses we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

•	assimilating the acquired operations, products and personnel with our existing operations, products and personnel;
•	estimating the capital, personnel and equipment required for the acquired businesses based on the historical experience of management with the businesses with which they are familiar;
•	minimizing potential adverse effects on existing business relationships with other suppliers and customers;
•	developing and marketing the new products and services;
•	entering markets in which we have limited or no prior experience; and
•	coordinating our efforts throughout various distant localities and time zones.

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

If management’s attention is diverted from the management of our existing businesses as a result of its efforts in evaluating and negotiating new acquisitions and strategic transactions, the prospects, business activities, cash flow, financial condition and results of operations of our existing businesses may suffer. We also may incur unanticipated costs in connection with pursuing acquisitions and strategic transactions, whether they ultimately are consummated or not.

S&W Australia's alfalfa seed grower pool is dependent on a limited number of milling facilities to process its seed, with particular dependence on a dominant operator whose commercial interests may be adverse to S&W Australia.

Only five milling facilities are regularly used by S&W Australia’s grower pool to clean and process S&W Australia alfalfa seed. Should one or more of these facilities become unusable, there could be a significant effect on S&W Australia’s ability to get its Australian alfalfa seed to market in a timely manner or at all. S&W Australia’s growers use Tatiara to process approximately 70% of the seed grown for S&W Australia. The owner of Tatiara has begun to sell his own common seed and is now a competitor of S&W Australia. This competing seed business creates a potential conflict of interest for Tatiara in the care and handling of S&W Australia’s product and could impact S&W Australia’s ability to have seed available to sell on the time schedule required by our customers.

S&W Australia is thinly capitalized and may become dependent upon us for financing.

Because S&W Australia has relatively little net working capital, it is substantially dependent upon its credit arrangement with National Australia Bank Ltd (“NAB”) to purchase its seed inventory. If S&W Australia breaches its credit arrangement in the future or other reasons cause this credit arrangement to become unavailable to S&W Australia, S&W Australia may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on S&W Australia's NAB credit facility. S&W Australia's financial dependency upon us could have a negative adverse effect upon our financial condition.

S&W Australia is dependent on a pool of seed growers and a favorable pricing model for alfalfa seed production.

S&W Australia relies on a pool of approximately 150 Australian contract growers to produce its proprietary alfalfa seeds. In this system, growers contract with S&W Australia to grow S&W Australia’s seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon an estimated budget price, or EBP, for compliant seed. EBP is a forecast of the final price that S&W Australia believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower’s delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the EBP to the grower based on pre-cleaning weight. Following this initial payment and prior to the final payment, S&W Australia makes a series of scheduled progress payments and, if applicable, a bonus payment for “first grade” alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which S&W Australia sells the pooled seed and other costs incurred by S&W Australia. Accordingly, the total price paid by S&W Australia to its growers may be more or less than the EBP. This arrangement exposes S&W Australia’s business to unique risks, including, the potential for current growers to make collective demands that are unfavorable to S&W Australia and the potential for our competitors to offer more favorable terms for seed production, including fixed (instead of variable) payment terms.

S&W Australia’s reliance upon an estimated purchase price to growers could result in changes in estimates in our consolidated financial statements.

S&W Australia does not fix the final price for alfalfa and clover seed payable to its growers until the completion of a given year’s sales cycle, pursuant to the standard contract production agreement. We record an estimated unit price, and accordingly, inventory, cost of goods sold and gross profits are based upon management’s best estimate of the final purchase price to our S&W Australia growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results, including a reduction in gross profits and net income.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a large percentage of our sales outside the United States in fiscal year 2019 were principally to customers in the Middle East, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:  fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Our agricultural operations are subject to a broad range of evolving environmental laws and regulations applicable to the markets in which we operate.  These environmental laws and regulations are intended to address concerns related to, among other things, air quality, storm water discharge and management and disposal of agricultural chemicals relating to seed treatment.

In the U.S., we are subject to evolving environmental laws and regulations by federal and state governments. Federal laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Seed Act, and potentially regulations of the FDA and/or other State regulatory agencies.

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

Unauthorized access to our information technology systems, infrastructure and data could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or other business partners may be exposed to unauthorized persons or to the public. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.

In addition, cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

A security breach, including, for example, a misappropriation of customer, distributor or employee confidential information, trade secrets or intellectual property, could disrupt our business and result in increased costs or loss of revenue, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management’s attention required for investigation, remediation and litigation, substantial repair or replacement costs. In addition, any disruption in our information technology systems, loss of data or other disruptions could impair our ability to manage inventories, process transactions and communicate with our customers, which could prevent us from being able to fulfill orders, result in cancelations and loss of customers, cause us reputational harm and generally disrupt our ability to conduct our business, any of which could have a material adverse effect on our business, financial condition or results of operations.

While we have implemented measures for the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

The capital and credit markets have experienced increased volatility and disruption over the past several years, making it more difficult for companies to access those markets. Although we believe that our operating cash flows, historical access to the capital market and our lines of credit will permit us to meet our financing needs for the foreseeable future, continued or increased volatility and disruption in the capital and credit markets may impair our liquidity or increase our costs of borrowing, if we need to access the credit market. Our business could also be negatively impacted if our growers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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

In some cases, we obtain patent protection or plant breeder rights registrations for certain of our seed products.   However, our principal method of guarding our proprietary varieties and hybrids is exercising a high degree of control over the supply chain.  We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

Even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market products substantially similar to our proprietary seed varieties, which could significantly harm our business and our reputation.  Third parties may challenge the validity, enforceability and scope of our intellectual property rights.  Furthermore, we sell our products in more than 30 countries and the laws of some countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

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

Our common stock is listed on the Nasdaq Capital Market. The overall market and the price of our common stock can fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including but not limited to:

•	economic status and trends in the dairy industry, which underlies demand for our alfalfa seed;
•	market conditions for alfalfa seed in the Middle East and North Africa, where a substantial amount of our seed historically has been purchased by end users;
•	quarterly fluctuations in our operating results;
•	our ability to meet the earnings estimates and other performance expectations of investors or financial analysts;
•	fluctuations in the stock prices of our peer companies or in stock markets in general; and
•	general economic or political conditions.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause the price of our securities to fluctuate greatly and potentially expose us to litigation.

Our seed business is highly seasonal because it is tied to the growing and harvesting seasons. If sales in particular quarters are lower than expected, our operating results for these quarters could cause our share price to decline.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our material properties:

Location	Size	Primary Use	Leased or Owned

Arlington (Columbia County), Wisconsin	25 acres	Alfalfa research and development	Owned by S&W

Boulder (Boulder County), Colorado	1,615 sq. ft.	Temporary corporate headquarters	Leased by S&W
Drayton, Queensland	3,068 sq. ft.	Sunflower and sorghum research and development facilities	Leased by S&W Australia

Dumas (Moore County), Texas	9,021 sq. ft.	Warehouse storage	Owned by S&W
Five Points (Fresno County), California	5 acres	Milling facilities	Owned by S&W

Kern County, California	584 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W

Keith, South Australia	8.2 acres	Processing facility	Owned by S&W Australia

Keith, South Australia	38 acres	Research farm	Leased by S&W Australia

Lubbock (Lubbock County), Texas	41,380 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Lubbock (Lubbock County), Texas	1,972 sq. ft.	Laboratory and general office	Leased by S&W
Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	16 acres	Milling facilities	Owned by S&W

Nampa (Canyon County), Idaho	8,000 sq. ft.	Production warehouse storage	Leased by S&W
Nampa (Canyon County), Idaho	7,500 sq. ft.	Production warehouse storage	Leased by S&W
New Deal (Lubbock County), Texas	111,062 sq. ft.	Processing facility and production warehouse storage	Owned by S&W
Plainview (Hale County), Texas	117,232 sq. ft.	Production warehouse storage	Owned by S&W
Sacramento (Sacramento County), California	4,885 sq. ft.	Corporate headquarters for S&W	Leased by S&W

Stirling, South Australia	1,690 sq. ft.	Corporate headquarters for S&W Australia	Leased by S&W Australia
Szeged, Hungary	4,191 sq. ft.	Corporate headquarter for S&W Hungary	Leased by S&W Hungary
Szeged, Hungary	13 acres	Research farm	Leased by S&W Hungary
Tifton (Tift County), Georgia	3,000 sq. ft.	Research facilities	Leased by S&W
Victoria (Victoria County), Texas	2,400 sq. ft.	Research facilities and warehouse storage	Leased by S&W

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

Market Information Regarding Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SANW.” The following table sets forth the range of high and low sales prices per share of common stock as reported on Nasdaq for the periods indicated. The closing price of our common stock on September 17, 2019 was $2.34.

	High	Low
Year Ended June 30, 2018
First Quarter	$4.20	$2.90
Second Quarter	4.00	2.90
Third Quarter	4.40	3.30
Fourth Quarter	3.80	3.05

Year Ended June 30, 2019
First Quarter	$3.40	$2.35
Second Quarter	3.19	1.81
Third Quarter	3.20	1.83
Fourth Quarter	3.02	2.32

Holders

As of September 18, 2019, we had 33,283,695 shares of common stock outstanding held by 37 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2019 fiscal year that have not been previously reported on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Executive Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We produce approximately 250 seed products in the Western United States, Canada, Australia, Europe and South Africa for sale in more than 30 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the 2020-2022 fiscal years.

Founded in 1980, we began our operations as a limited producer of non-dormant alfalfa seed varieties bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Over the years we have built a diversified, global agricultural platform through a combination of organic growth and strategic acquisitions, including:

•

Our 2012 acquisition of Imperial Valley Seeds, Inc., which enabled us to expand production of non-GMO alfalfa seed into California's Imperial Valley, thereby ensuring a non-GMO uncontaminated source of alfalfa seed due to the prohibition on growing GMO crops in the Imperial Valley, as well as enabling us to diversify our production areas and distribution channels;

•	Our 2012 acquisition of a portfolio of dormant alfalfa germplasm, which launched our entry into the dormant alfalfa market;
•

Our 2013 acquisition of Seed Genetics International Pty Ltd (now S&W Seed Company Australia Pty Ltd), the leading producer of non-dormant alfalfa seed in South Australia, which made us the largest non-dormant alfalfa seed company in the world, with production capabilities in both hemispheres;

•

Our 2014 acquisition of alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from Pioneer, which substantially broadened and improved our dormant alfalfa germplasm portfolio and deepened our production, research and product development capabilities;

•

Our 2016 acquisition of the business and assets of SV Genetics Pty Ltd, a developer of proprietary hybrid sorghum and sunflower seed germplasm, which expanded our crop focus into two areas which we believe have high global growth potential;

•

Our 2018 acquisition of the assets of Chromatin, Inc. and related companies, which positioned us to become a global leader in the hybrid sorghum seed market and enhanced our distribution channels both internationally and within a U.S.-based farmer-dealer network; and

•

Our 2018 joint venture with AGT Foods Africa Proprietary Limited (AGT) based in South Africa named SeedVision Proprietary Limited (SeedVision). SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

On May 22, 2019, we restructured our relationship with Pioneer, a subsidiary of Corteva, by entering into two agreements under which, among other things:

•	We received $45.0 million in May 2019 and are entitled to receive an aggregate of $25.0 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
September 15, 2019	$5,551,372
January 15, 2020	$5,551,372
February 15, 2020	$5,551,372
September 15, 2020	$3,750,927
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total:	$25,006,180

•

Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa varieties world-wide (except South America). The licensed varieties include certain of our existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties. Corteva received no license to our other commercial alfalfa varieties or pre-commercial alfalfa pipeline products and no rights to any future products developed by us.

•	We assigned to Corteva grower production contract rights, and Corteva assumed grower production contract obligations, related to the licensed and certain other alfalfa varieties.

•

Our prior Distribution Agreement, related to conventional (non-GMO) alfalfa varieties, and Contract Alfalfa Production Services Agreement, related to GMO-traited alfalfa varieties, with Corteva both terminated.  Under the Distribution Agreement, Corteva was obligated to make minimum annual purchases from us.

As a result of the May 2019 transactions with Corteva, we recognized licensing revenue of $34.2 million and wrote-off $6.0 million of intangible assets.  We also attribute our $11.9 million goodwill impairment charge largely to the termination of the production and distribution agreements with Corteva.

As a result of the 2018 Chromatin acquisition and the 2019 restructuring of our relationship with Corteva, we expect that our results of operations for fiscal 2020 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $37.6 million) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $34 million to Corteva over the fiscal 2020 and fiscal 2021 combined periods as the seed is delivered to Corteva through February 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Product and Other Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of alfalfa, sorghum, and sunflower seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops.

The mix of our product offerings will continue to change over time with the introduction of new seed varieties and hybrids resulting from our robust research and development efforts, including our potential expansion into gene-edited products in future periods.

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

Licensing Revenue

During the year ended June 30, 2019, the Company entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties

Cost of Revenue

Cost of revenue relates to sale of our seed products and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs.

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

Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We intend to focus our resources on high value activities.  For alfalfa seed, we plan to invest in further development of differentiating forage quality traits.  For sorghum, we plan to invest in higher value grain products as well as development of proprietary herbicide tolerance traits. We expect our research and development expenses will increase in 2020 and fluctuate from period to period as a result of the timing of various research and development projects.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Chromatin in 2018 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-35 years for buildings, 2-20 years for machinery and equipment and 2-5 years for vehicles.

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the fair value of derivative liabilities related to our warrants, changes in the estimated fair value of assets held for sale and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our credit facilities, including our KeyBank revolving line of credit and on S&W Australia’s credit facilities, and our financing with Conterra Agricultural Capital, LLC ("Conterra").

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. In the fourth quarter of fiscal year 2017, we recorded a valuation allowance against all of our deferred tax assets. The full valuation allowance was recorded during the fiscal year 2017 as a result of changes to our operating results and future projections, resulting from a decline in export sales to Saudi Arabia. As a result, we don’t believe that it is more likely than not that our deferred tax assets will be realized.

Results of Operations

Fiscal Year Ended June 30, 2019 Compared to the Fiscal Year Ended June 30, 2018

Revenue and Cost of Revenue

Revenue for fiscal year ended June 30, 2019 was $109.7 million compared to $64.1 million for the year ended June 30, 2018. The $45.6 million increase in revenue for the fiscal year ended June 30, 2019 was primarily due to $34.2 million of licensing revenue from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, from which we recorded sales of approximately $37.6 million during the year ended June 30, 2019, which was a decrease of $1.9 million from the prior year amount of $39.5 million.

As part of the termination, Pioneer’s parent company, Corteva, agreed to purchase from us certain quantities of seed held by us as of that date that Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.

We received a payment of $45.0 million in May 2019 from Pioneer/Corteva, and will receive quarterly payments through February 2021, which total approximately $25.0 million.  Approximately $34.2 million of these amounts has been allocated to the license to the Company’s alfalfa varieties, which amount is included in revenue in the consolidated statement of operations for the year ended June 30, 2019.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remaining amounts will be recognized as revenue as the seed is delivered to Corteva through February 2021.

The increase in revenue for the fiscal year ended June 30, 2019 can also be attributed to $12.4 million of sorghum revenue from the recently acquired sorghum operations. These increases were partially offset by a $2.5 million decrease in revenue from sales to customers in Sudan due to the geo-political issues facing that country. In addition, revenues into Latin America were down due to continued softness in the non-dormant alfalfa seed markets.

Sales into international markets represented 20% and 35% of our total revenue during the years ended June 30, 2019 and 2018, respectively. Domestic revenue accounted for 80% and 65% of our total revenue for the years ended June 30, 2019 and 2018, respectively. The increase in domestic revenue as a percentage of total revenue is primarily attributable to licensing revenue related to the termination of the Pioneer/Corteva agreement mentioned above. As a result, we anticipate that international sales will increase as a percentage of our total sales in fiscal 2020.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2019		2018
United States	$88,176,809	80%	$41,662,556	65%
Saudi Arabia	4,745,993	4%	1,461,368	2%
Australia	2,787,128	3%	1,242,957	2%
Libya	2,629,750	2%	936,423	1%
Mexico	2,264,827	2%	4,932,105	8%
Pakistan	1,009,120	1%	5,856	0%
Egypt	965,269	1%	284,760	0%
Peru	905,580	1%	1,844,898	3%
France	845,172	1%	220,919	0%
Argentina	841,969	1%	2,748,492	4%
Other	4,550,893	4%	8,745,176	15%
Total	$109,722,511	100%	$64,085,510	100%

Cost of revenue of $69.0 million for the year ended June 30, 2019 was equal to 62.9% of total revenue for the year ended June 30, 2019, while the cost of revenue of $49.3 million for the year ended June 30, 2018 was equal to 77.0% of total revenue for the year ended June 30, 2018. Cost of revenue decreased on a percentage basis primarily due to the license agreement with Corteva.

Total gross profit margin for the fiscal year ended June 30, 2019 was 37.1% compared to 23.0% in the year ended June 30, 2018. The increase in gross profit margins was primarily due to the license agreement with Corteva, partially offset by a lower of cost or net realizable value adjustment made to inventory.

Excluding the $34.2 million of license revenue mentioned above, gross profit margins for the year ended June 30, 2019, would have been 8.6%. The decrease in gross margins can be attributed to a $8.8 million write-down of inventory.  Excluding the $8.8 million of inventory write-down and the $34.2 million of license revenue, gross margins would have been 20.3% for the year ended June 30, 2019. The remaining decrease in gross margins for the year ended June 30, 2019 compared to the year ended June 30, 2018, relates to lower margin alfalfa sales due to competitive pricing pressures in international markets.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expense for the year ended June 30, 2019 totaled $17.5 million compared to $10.5 million for the year ended June 30, 2018. The $7.0 million increase in SG&A expense versus the prior year was due to $2.1 million in SG&A expenses following our October 2018 acquisition of Chromatin, $1.2 million of non-recurring transactions costs related to the Chromatin acquisition, $1.2 million of bad debt expense associated with our reserve for Sudan receivables, $0.8 million in additional compensation and benefits costs associated with sales and management personnel, as well as other expense increases. As a percentage of revenue, SG&A expenses were 15.9% for the year ended June 30, 2019, compared to 16.4% for the year ended June 30, 2018.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2019 totaled $6.3 million compared to $3.9 million for the year ended June 30, 2018. The $2.4 million increase in research and development expense versus the prior year is driven by $1.8 million of additional research and development activities incurred in connection with the Chromatin business following our October 2018 acquisition, as well as additional investment in our hybrid sorghum and sunflower programs.  We expect our research and development spend for fiscal 2020 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2019 was $4.1 million compared to $3.4 million for the year ended June 30, 2018. Included in the amount was amortization expense for intangible assets, which totaled $2.1 million for the year ended June 30, 2019 and $2.1 million for the year ended June 30, 2018. The $0.7 million increase in depreciation and amortization expense over the prior year is primarily driven by additional Chromatin expenses following our October 2018 acquisition.

Goodwill Impairment Charges

We recorded an impairment charge of $11.9 million during the year ended June 30, 2019. During the year ended June 30, 2018, we did not record an impairment charge. The impairment charge related to the full impairment of the Company’s goodwill and was a result of the termination of the distribution agreement with Pioneer/Corteva.

The termination of the production and distribution agreements with Pioneer was, in our view, a potential indicator of impairment due to the significant reduction in future forecasted revenues. As a result, we initiated an impairment test and concluded that the entire goodwill balance was impaired.

Intangible Asset Impairment Charges

We recorded an impairment charge of $6.0 million during the year ended June 30, 2019. During the year ended June 30, 2018, we did not record an impairment charge. The impairment charge was a result of the termination of the distribution agreement with Pioneer.

The intangible asset write-off related to the carrying value of the distribution agreement, which previously was being amortized over the contractual life of the agreement.

Foreign Currency (Gain) Loss

We recorded a foreign currency gain of $0.1 million for the year ended June 30, 2019 compared to a gain of $12,584 for the year ended June 30, 2018. The foreign currency gains and losses are primarily associated with S&W Australia, our wholly-owned subsidiary in Australia.

Change in Derivative Warrant Liability

The derivative warrant liability was considered a level 3 fair value financial instrument and was measured at each reporting period until December 31, 2017 at which time the warrants were reclassified to equity due to the expiration of the down-round price protection provision. We recorded $0 in the year ended June 30, 2019 compared to a non-cash change in derivative warrant liability gain of $0.4 million in the year ended June 30, 2018. The gain represents the decrease in fair value of the outstanding warrants issued in December 2014 due to the passage of time and decrease in our stock price.

Change in Estimated Value of Assets Held for Sale

The Company recorded $1.5 million and $0 of expenses for the years ended June 30, 2019 and June 30, 2018, respectively. The expense in the current fiscal year relates to our estimated change in value of certain properties held for sale.

Reduction of Anticipated Loss on Sub-Lease Land

The Company recorded $0.1 million and $0 of expenses for the years ended June 30, 2019 and June 30, 2018, respectively. The expense in the current fiscal year relates to our reduction of anticipated loss on sub-lease land.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2019 was $0.3 million compared to $0.2 million for the year ended June 30, 2018. The expense in the current year represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases. The expense in the prior year primarily represents the amortization of the debt issuance costs associated with our working capital facilities and our secured property note.

Interest Expense

Interest expense for the year ended June 30, 2019 totaled $2.9 million compared to $1.9 million for the year ended June 30, 2018. Interest expense for the year ended June 30, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the year ended June 30, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, interest on the note payable issued to Pioneer which was paid off in November 2017, the secured property loan entered into in November 2017 and equipment capital leases. The $1.0 million increase in interest expense for the year ended June 30, 2019 is primarily driven by interest on the secured property and equipment loans as well as additional interest on the working capital credit facilities due to increased levels of borrowings and interest rates.

Provision for Income Taxes

Income tax benefit totaled $0.2 million for the year ended June 30, 2019 compared to income tax expense of $0.1 million for the year ended June 30, 2018. Our effective tax rate was 1.6% for the year ended June 30, 2019 compared to (3.1%) for the year ended June 30, 2018.  The increase in our effective tax rate for the year ended June

30, 2019 was primarily attributable to a slight increase in our valuation allowance for the year ended June 30, 2019 compared to the year ended June 30, 2018.  Previously, we had certain intangible assets with indefinite lives for financial reporting purposes which produced deferred tax liabilities that could not be offset by a valuation allowance. During fiscal year 2019, we wrote down a majority of these assets for financial reporting purposes, generating a net deferred tax asset balance with respect to these indefinite lived intangible assets, which is now fully offset by our valuation allowance. The increase to the valuation allowance in the current year generated a tax benefit for the Company and a positive effective tax rate, as opposed to the previous year when the increase in our net deferred tax liability balance produced an income tax provision and a negative effective tax rate. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, we did record tax benefit related to the write-down of our prior year net deferred tax liability balance as discussed above. We also recorded tax expense related to certain other items occurring throughout the year.  For example, we recorded income tax expense related to the current and prior year tax return filings of certain of our subsidiaries located in Australia and South Africa and also recorded tax expense related to current year state tax return liabilities.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2019, we paid our North American growers approximately 50% of amounts due in October 2018 and the balance was paid in February 2019. This payment cycle to our growers was similar in fiscal year 2018.  S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

In recent periods, we have consummated the following equity and debt financings:

Outstanding Debt Financings

KeyBank Credit Facility

In September 2015, we entered into a credit and security agreement (the “KeyBank Credit Facility”) with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

•

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
•

All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020; provided that on or after January 15, 2020, KeyBank may deliver notice of termination of the facility to us specifying a termination date no earlier than 30 days after the date of the notice.

•

A borrowing base of up to the total of the following:  (a) 85% of eligible domestic accounts receivable, plus (b) 90% of eligible foreign accounts receivable, plus (c) the lesser of (i) 75% of the cost eligible inventory or (ii) 90% of the net orderly liquidation value of the inventory, plus (d) the amount of any unencumbered cash we hold at KeyBank, minus (e ) $16 million, subject to lender reserves.

•

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

•

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

•	At June 30, 2019, we were in compliance with all KeyBank debt covenants.

Conterra Transaction

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. In the transaction, we issued two secured promissory notes to Conterra.  One promissory note in the principal amount of $10.4 million (the "Secured Real Estate Note") is secured by a first priority security interest in the property, plant and fixtures located at our Five Points, California and Nampa, Idaho production facilities and our Nampa, Idaho and Arlington, Wisconsin research facilities. The note matures on November 30, 2020, which, subject to Conterra's approval, may be extended to November 30, 2022. The note bears interest of 7.75% per annum. We have agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $0.5 million, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. We may prepay the note, in whole or in part, at any time.

A second promissory note, in the principal amount of $2.1 million and secured by certain of our equipment, was repaid in full in August 2018.

Equipment Sale-Leaseback

In August 2018, we closed on a sale-leaseback transaction with American AgCredit involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the sale-leaseback transaction:

•	We sold the equipment to American AgCredit for $2.1 million in proceeds. The proceeds were used to pay off in full the Conterra promissory note mentioned above.
•

We entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, we will repurchase the equipment for $1.

S&W Australia Facilities

S&W Australia has a series of debt facilities with National Australia Bank Ltd (“NAB”), all of which are guaranteed by us.  The NAB facilities and their key terms are as follows:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD 2,000,000 (USD $1,404,400 at June 30, 2019) and a borrowing base line having a credit limit of AUD 13,000,000 (USD $9,128,600 at June 30, 2019). The seasonal credit facility expires on March 31, 2021. As of June 30, 2019, AUD 12,500,632 (USD $8,777,944) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia. S&W Australia was in compliance with all debt covenants under the seasonal credit facility at June 30, 2019.

•

S&W Australia financed the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building through two additional debt facilities with NAB: a business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”).  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.79% as of June 30, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.  The Keith Building Loan and Keith Machinery and Equipment Facility are secured by a lien on all the present and future rights, property and undertakings of S&W Australia and a mortgage on S&W Australia’s Keith, South Australia property. As of June 30, 2019, USD $330,034 and USD $525,507 was outstanding under the Keith Building Loan and the Keith Machinery and Equipment Facility, respectively.

•

S&W finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 4.89% to 5.31%.  The credit limit under the facility is AUD 2,000,000 (USD $1,404,400) at June 30, 2019.   As of June 30, 2019, AUD 412,986 (USD $289,999) was outstanding under S&W Australia’s master asset finance facility with NAB.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2019.

Equity Issuances

In July 2017, we sold and issued to certain investors an aggregate of 2,685,000 shares of our Common Stock at a purchase price of $4.00 per share, for aggregate gross proceeds of approximately $10.7 million.

In October 2017, we sold and issued to Mark W. Wong, our President and Chief Executive Officer, an aggregate of 75,000 shares of our Common Stock at a purchase price of $3.50 per share, for aggregate gross proceeds of approximately $0.3 million.

In December 2017, we completed a rights offering of 3,500,000 shares of our Common Stock. At the closing, we sold and issued an aggregate of 2,594,923 shares of our Common Stock at a subscription price of $3.50 per share. Pursuant to a backstop commitment with MFP Partners, L.P. (“MFP”), concurrently with the closing of rights offering, we sold and issued the remaining 905,077 shares of our Common Stock not purchased in the rights offering to MFP at the subscription price of $3.50 per share. Combined, we sold and issued an aggregate of 3,500,000 shares of our common stock for aggregate gross proceeds of approximately $12.3 million.

In September 2018, we sold 1,607,717 shares of our common stock to MFP at a purchase price of $3.11 per share, for gross proceeds of approximately $5.0 million.

In October 2018, we issued to MFP 7,235 shares of a newly designated Series A Convertible Preferred Stock at a purchase price of $3,110 per share, for aggregate gross proceeds of approximately $22.5 million. The preferred shares carried no voting rights and were automatically convertible into shares of our common stock at the rate of 1,000 shares of common stock per preferred share upon the approval of our stockholders for the issuance of the requisite shares of common stock. Pursuant to the purchase agreement for the preferred shares, we agreed to use reasonable best efforts to solicit the approval of our shareholders for the issuance of stock upon the conversion of the preferred shares.  Approval was obtained in November 2018 and the shares of Series A Convertible Preferred Stock converted into 7,235,000 shares of our common stock.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018
Cash flows from operating activities	$21,295,831	$(22,200,241)
Cash flows from investing activities	(26,565,775)	(1,436,511)
Cash flows from financing activities	4,630,925	27,342,196
Effect of exchange rate changes on cash	(250,073)	(129,551)
Net increase (decrease) in cash and cash equivalents	(889,092)	3,575,893
Cash and cash equivalents, beginning of period	4,320,894	745,001
Cash and cash equivalents, end of period	$3,431,802	$4,320,894

Operating Activities

For the year ended June 30, 2019, operating activities provided $21.3 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $24.5 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $3.2 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventory of $13.3 million, offset by increases in deferred revenue of $8.1 million related to the Corteva license agreement and accrued expenses and other current liabilities of $3.1 million.

For the year ended June 30, 2018, operating activities used $22.2 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $0.0 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $22.2 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $29.9 million due to an increase in production coupled with a decrease in revenue, partially offset by a decrease in accounts receivable of $9.2 million.

Investing Activities

Investing activities during the year ended June 30, 2019 used $26.6 million in cash. The Chromatin Acquisition accounted for $26.4 million of the cash used in investing activities. We also had additions to property, plant and equipment of $0.7 million consisting primarily of equipment purchases for our facility in Keith, Australia and replacements of our vehicle fleet in the US.

Investing activities during the year ended June 30, 2018 used $1.4 million in cash. These activities consisted primarily of additions to a build out of a new research and development facility in Nampa, Idaho as well as the acquisition of germplasm assets.

Financing Activities

Financing activities during the year ended June 30, 2019 provided $4.6 million in cash. During the year ended June 30, 2019, we completed a private placement of common stock which raised net proceeds of $4.9 million in cash and a private placement of preferred stock which raised net proceeds of $22.4 million. During the year ended June 30, 2019, we also had net repayments on the working capital lines of credit of $21.3 million. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2.1 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

Financing activities during the year ended June 30, 2018 provided $27.3 million in cash. We completed two separate private placements of common stock during the year ended June 30, 2018 which raised net proceeds of $10.7 million in cash. In December 2017, we also completed the closing of our rights offering and backstop commitment with MFP.  Pursuant to the rights offering and backstop commitment with MFP, we sold and issued an aggregate of 3,500,000 shares of our common stock in December 2017 for aggregate net proceeds of $11.8 million.  On November 30, 2017, we entered into a secured note financing transaction for $12.5 million in gross proceeds.  The proceeds from the secured note financing were used to repay the Pioneer Note. The repayment amount included the $2.5 million earn-out payment related to the Pioneer Acquisition that was added to the principal amount of the Pioneer Note in October 2017.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2019.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the extent and duration of future operating income;
•	the level and timing of future sales and expenditures;
•	working capital required to support our growth;
•	investment capital for plant and equipment;
•	our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	competition; and
•	market developments.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to our consolidated financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 – Summary of Significant Accounting Policies of the footnotes to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, the Company performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

During the fourth quarter of the year ended June 30, 2019, we terminated our production and distribution agreements with Pioneer, thereby triggering a potential indicator of goodwill impairment. As a result, we initiated a goodwill impairment test for the year ended June 30, 2019.

We compared the carrying value of our invested capital to estimated fair values at June 30, 2019. We estimated the fair value based on the income approach. The discounted cash flows served as the primary basis for the income approach and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of ten years were estimated using the perpetuity growth method calculation. The income approach valuation included estimated weighted average cost of capital, which was 10.6%.

Upon completing the impairment test, we determined that the fair value of invested capital was less than the carrying value by approximately 10%, thus indicating an impairment. We recognized a goodwill impairment charge of $11.9 million for the year ended June 30, 2019, which represented the entire goodwill balance prior to the impairment charge.

Intangible Assets

All amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is compared to its fair value, with an impairment loss recognized if the fair value is below carrying value. Fair values are typically estimated using discounted cash flow techniques. Significant changes in key assumptions about the business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized could result in an impairment charge.

In conjunction with the termination of the Pioneer production and distribution agreements, we recorded a $6.0 million impairment charge of intangible assets related to the Pioneer distribution agreements for the year ended June 30, 2019.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Income Taxes

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of earnings and stockholders’ equity.

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

Our subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year’s sales cycle pursuant to its standard contract production agreement. We record an estimated unit price accordingly, inventory, cost of revenue and gross profits are based upon management’s best estimate of the final purchase price to our S&W Australia growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings.

During the fourth quarter of the year ended June 30, 2019, we recognized a write-down of inventory in the amount of $8.8 million, which is included in Cost of Revenue in the Consolidated Statement of Operations.  $4.8 million of this write-down related to dormant alfalfa seed products. The termination of the distribution and production agreements with Pioneer altered our planned consumption of these varieties and as a result we determined this particular dormant seed inventory will need to be sold to alternative sales channels at lower selling prices.  The remaining inventory write-down primarily relates to changes in our assessment of the future market prices for non-dormant alfalfa seed varieties.  The changes in our assessment occurred as we updated our business plans taking into account activity during the fourth quarter, which is the height of the sales season for non-dormant varieties.

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Sacramento, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2019, the Company adopted new accounting guidance related to revenue recognition pursuant to ASC Topic 606. Our opinion is not modified with respect to this matter.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

San Francisco, California

September 18, 2019

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2019	June 30, 2018
CURRENT ASSETS
Cash and cash equivalents	$3,431,802	$4,320,894
Accounts receivable, net	13,380,464	13,861,932
Inventories, net	71,295,520	60,419,276
Prepaid expenses and other current assets	1,687,490	1,279,794
Assets held for sale	1,850,000	—
TOTAL CURRENT ASSETS	91,645,276	79,881,896
Property, plant and equipment, net	20,634,949	13,180,132
Intangibles, net	32,714,484	33,109,780
Goodwill	—	10,292,265
Other assets	1,369,560	1,303,135
TOTAL ASSETS	$146,364,269	$137,767,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,930,829	$5,935,454
Deferred revenue	9,054,549	212,393
Accrued expenses and other current liabilities	6,073,110	3,114,799
Lines of credit, net	10,755,548	32,630,559
Current portion of long-term debt, net	1,113,502	503,012
TOTAL CURRENT LIABILITIES	33,927,538	42,396,217
Long-term debt, net, less current portion	12,158,095	12,977,087
Other non-current liabilities	280,424	651,780
TOTAL LIABILITIES	46,366,057	56,025,084
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019; 24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,303	24,367
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	136,751,875	108,803,991
Accumulated deficit	(30,466,618)	(21,161,376)
Accumulated other comprehensive loss	(6,138,467)	(5,790,662)
Noncontrolling interests	(47,685)	—
TOTAL STOCKHOLDERS' EQUITY	99,998,212	81,742,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,364,269	$137,767,208

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2019	2018
Revenue
Product and other	$75,507,078	$64,085,510
Licensing	34,215,433	—
Total revenue	109,722,511	64,085,510
Cost of revenue
Product and other	69,014,490	49,332,052
Total cost of revenue	69,014,490	49,332,052
Gross profit	40,708,021	14,753,458
Operating expenses
Selling, general and administrative expenses	17,486,071	10,503,020
Research and development expenses	6,272,758	3,887,723
Depreciation and amortization	4,128,546	3,439,287
Gain on disposal of property, plant and equipment	(86,222)	(82,980)
Goodwill impairment charges	11,865,811	—
Intangible asset impairment charges	6,034,792	—
Total operating expenses	45,701,756	17,747,050
Loss from operations	(4,993,735)	(2,993,592)
Other expense
Foreign currency gain	(99,467)	(12,584)
Change in derivative warrant liabilities	—	(431,300)
Change in estimated value of assets held for sale	1,521,855	—
Reduction of anticipated loss on sub-lease land	(141,373)	—
Interest expense - amortization of debt discount	340,847	169,045
Interest expense	2,886,077	1,863,288
Loss before income taxes	(9,501,674)	(4,582,041)
Provision for income taxes	(148,747)	143,049
Net loss	$(9,352,927)	$(4,725,090)
Net loss attributed to noncontrolling interests	(47,685)	—
Net loss attributable to S&W Seed Company	$(9,305,242)	$(4,725,090)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.31)	$(0.21)
Diluted	$(0.31)	$(0.21)
Weighted average number of common shares outstanding:
Basic	30,102,158	22,481,491
Diluted	30,102,158	22,481,491

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2019	2018
Net loss	$(9,352,927)	$(4,725,090)
Foreign currency translation adjustment, net of income taxes	(347,805)	(252,277)
Comprehensive loss	$(9,700,732)	$(4,977,367)
Comprehensive loss attributable to noncontrolling interests	(47,685)
Comprehensive loss attributable to S&W Seed Company	$(9,653,047)	$(4,977,367)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2017	—	—	18,004,681	$18,004	(25,000)	$(134,196)	$83,312,518	$(16,436,286)	—	$(5,538,385)	$61,221,655
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	748,516	—	—	—	748,516
Net issuance to settle RSUs	—	—	103,225	103	—	—	(115,422)	—	—	—	(115,319)
Proceeds from sale of common stock, net of fees and expenses	—	—	6,260,000	6,260	—	—	22,453,079	—	—	—	22,459,339
Reclassification of warrants upon expiration of repricing provisions	—	—	—	—	—	—	2,405,300	—	—	—	2,405,300
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(252,277)	(252,277)
Net loss	—	—	—	—	—	—	—	(4,725,090)	—	—	(4,725,090)
Balance, June 30, 2018	—	$—	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	$—	$(5,790,662)	$81,742,124
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	694,610	—	—	—	694,610
Net issuance to settle RSUs	—	—	92,595	93	—	—	(39,407)	—	—	—	(39,314)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	—	—	—	—	22,373,835	—	—	—	22,373,842
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	—	—	(7,228)	—	—	—	—
Proceeds from sale of common stock, net of fees and expenses	—	—	1,607,717	1,608	—	—	4,926,074	—	—	—	4,927,682
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(347,805)	(347,805)
Net loss	—	—	—	—	—	—	—	(9,305,242)	(47,685)	—	(9,352,927)
Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,352,927)	$(4,725,090)
Adjustments to reconcile net loss from operating activities to net cash provided by (used) in operating activities
Stock-based compensation	694,610	748,516
Change in allowance for doubtful accounts	996,461	78,980
Inventory write-down	8,822,103	482,250
Depreciation and amortization	4,128,546	3,439,287
Gain on disposal of property, plant and equipment	(86,222)	(82,980)
Goodwill impairment charges	11,865,811	—
Intangible asset impairment charges	6,034,792	—
Change in deferred tax provision	(270,083)	—
Change in foreign exchange contracts	(52,778)	272,801
Change in derivative warrant liabilities	—	(431,300)
Change in estimated value of assets held for sale	1,521,855	—
Amortization of debt discount	340,847	169,045
Reduction of anticipated loss on sub-lease land	(141,373)	—
Changes in:
Accounts receivable	307,209	9,207,302
Inventories	(13,331,376)	(29,860,271)
Prepaid expenses and other current assets	(413,751)	(241,394)
Other non-current asset	203,132	259,683
Accounts payable	(830,718)	(1,052,624)
Accounts payable - related parties	—	(336,494)
Deferred revenue	8,069,734	(456,643)
Accrued expenses and other current liabilities	3,114,523	307,500
Other non-current liabilities	(324,564)	21,191
Net cash provided by (used in) operating activities	21,295,831	(22,200,241)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(735,316)	(1,187,307)
Proceeds from disposal of property, plant and equipment	567,492	45,830
Additions to internal use software	(43,000)	—
Acquisition of germplasm assets	—	(295,034)
Acquisition of business, net of cash acquired	(26,354,951)	—
Net cash used in investing activities	(26,565,775)	(1,436,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,927,682	22,459,339
Net proceeds from sale of preferred stock	22,373,842	—
Taxes paid related to net share settlements of stock-based compensation awards	(39,314)	(115,319)
Borrowings and repayments on lines of credit, net	(21,289,159)	5,439,382
Payment of contingent consideration obligation	—	(2,500,000)
Borrowings of long-term debt	2,359,431	12,590,318
Debt issuance costs	(411,315)	(257,964)
Repayments of long-term debt	(3,290,242)	(10,273,560)
Net cash provided by financing activities	4,630,925	27,342,196
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(250,073)	(129,551)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(889,092)	3,575,893
CASH AND CASH EQUIVALENTS, beginning of the period	$4,320,894	$745,001
CASH AND CASH EQUIVALENTS, end of period	$3,431,802	$4,320,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$2,945,034	$1,830,277
Income taxes	69,713	(150,139)

See notes to consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, a Nevada corporation (the “Company”), began as S&W Seed Company, a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. We then incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company’s initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership’s original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation.

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd “S&W Holdings”), consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation (“SGI”), from SGI’s shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd (“S&W Australia”).

On September 19, 2018, the Company and AGT Foods Africa Proprietary Limited (“AGT”) formed a venture based in South Africa named SeedVision Proprietary Limited (“SeedVision”). SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California, Nampa, Idaho, Dumas, Texas, New Deal, Texas and Keith, South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including in December 31, 2014, when the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities (“the Pioneer Acquisition”) of Pioneer Hi-Bred International, Inc. (“Pioneer”).

The Company had a long-term distribution agreement with Pioneer regarding conventional (non-GMO) varieties, and a production agreement with Pioneer (relating to GMO-traited varieties). These agreements were terminated on May 20, 2019. See Note 3 for further discussion.

In May 2016, the Company acquired the assets and business of SV Genetics, a private Australian company specializing in the breeding and licensing of proprietary hybrid sorghum and sunflower seed germplasm, which represented the Company’s initial effort to diversify its product portfolio beyond alfalfa seed and stevia.

In October 2018, the Company acquired substantially all of the assets of Chromatin, Inc., a U.S.-based sorghum genetics and seed company, as part of the Company's efforts to expand its penetration into the hybrid sorghum market.

The Company’s operations span the world’s alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, Texas, five other U.S. states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 30 countries around the globe.

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

The Company owns 51.0% of Sorghum Solutions South Africa, which is a variable interest entity as defined in ASC 810-10, Consolidation, because no substantive equity contributions have been made to it, and Sorghum Solutions South Africa is being funded through advances, as needed, from its investors. The Company has concluded that it is the primary beneficiary of Sorghum Solutions South Africa because it has the power, through a tie-breaking vote on the board of directors, to direct the sales and marketing activities of Sorghum Solutions South Africa, which are considered to be the activities that have the greatest impact on the future economic performance of Sorghum Solutions South Africa.

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.6 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2019.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 65% of its revenue for the year ended June 30, 2019. One customer accounted for 62% of its revenue for the year ended June 30, 2018.

One customer accounted for 19% of the Company’s accounts receivable at June 30, 2019. One customer accounted for 35% of the Company’s accounts receivable at June 30, 2018.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 20% and 35% of revenue during the years ended June 30, 2019 and 2018, respectively. The net book value of fixed assets located outside the United States was 11% and 20% of total fixed assets at June 30, 2019 and

June 30, 2018, respectively. Cash balances located outside of the United States may not be insured and totaled $236,822 and $369,803 at June 30, 2019 and June 30, 2018, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2019		2018
United States	$88,176,809	80%	$41,662,556	65%
Saudi Arabia	4,745,993	4%	1,461,368	2%
Australia	2,787,128	3%	1,242,957	2%
Libya	2,629,750	2%	936,423	1%
Mexico	2,264,827	2%	4,932,105	8%
Pakistan	1,009,120	1%	5,856	0%
Egypt	965,269	1%	284,760	0%
Peru	905,580	1%	1,844,898	3%
France	845,172	1%	220,919	0%
Argentina	841,969	1%	2,748,492	4%
Other	4,550,893	4%	8,745,176	15%
Total	$109,722,511	100%	$64,085,510	100%

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the consolidated statement of operations.

Revenue Recognition

The Company adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606") as of July 1, 2018.  See Note 4 for further discussion.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $1,576,900 and $584,202 at June 30, 2019 and June 30, 2018, respectively.

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

The Company’s subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year’s sales cycle pursuant to its standard contract production agreement. S&W Australia records an estimated unit price; accordingly, inventory, cost of revenue and gross profits are based upon management’s best estimate of the final purchase price to growers.

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

During the fourth quarter of the year ended June 30, 2019, the Company recognized a write-down of inventory in the amount of $8.8 million, which is included in Cost of Revenue in the Consolidated Statement of Operations.  $4.8 million of this write-down related to dormant alfalfa seed products. The termination of the distribution and production agreements with Pioneer altered the Company’s planned consumption of these varieties and as a result the Company determined this particular dormant seed inventory will need to be sold to alternative sales channels at lower selling prices.  The remaining inventory write-down primarily relates to changes in the Company’s assessment of the future market prices for non-dormant alfalfa seed varieties.  The changes in the Company’s assessment occurred as it updated its business plans taking into account activity during the fourth quarter, which is the height of the sales season for non-dormant varieties.

Components of inventory are:

	June 30, 2019	June 30, 2018
Raw materials and supplies	$664,541	$344,620
Work in progress	5,664,934	2,775,398
Finished goods	64,966,045	57,299,258
	$71,295,520	$60,419,276

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 17 years for customer relationships, 18 years for trade names and 19 years for other intangible assets.

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. (“IVS”) and S&W Australia in fiscal year 2013, the acquisition of the alfalfa business from Pioneer in fiscal year 2015, the acquisition of assets of SV Genetics in fiscal year 2016 and acquisition of substantially all of the assets of Chromatin, Inc. in fiscal year 2019.

Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses market capitalization and an estimate of a control premium to estimate the fair value of its one reporting unit as well as discounted cash flow analysis. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company performed a quantitative assessment of goodwill at June 30, 2019 and determined that goodwill was fully impaired.  See Note 6 for further information.

The Company performed a quantitative assessment of goodwill at June 30, 2018 and determined that goodwill was not impaired.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at June 30, 2019 and 2018, and the investment is included in Other Assets on the Consolidated Balance Sheet.

The Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities beginning July 1, 2018.  As such, this investment is accounted for in accordance with ASC 321, Investments – Equity Securities. As the stock is not publicly traded, the Company has elected to account for its investment at cost, with adjustments to fair value when there are observable transactions that provide an indicator of fair value.  In addition, If qualitative factors indicate a potential impairment, fair value must be estimated and the investment written down to that fair value if it is lower than the carrying value.

Prior to July 1, 2018, the investment was accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such investee companies is not included in the consolidated balance sheet or statement of operations. However, impairment charges would have been recognized in the consolidated statement of operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

No adjustments for impairment or observable transactions were made in fiscal years 2019 or 2018.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2019 and 2018 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Years Ended June 30,
	2019	2018
Numerator:
Net loss attributable to S&W Seed Company	$(9,305,242)	$(4,725,090)
Numerator for basis EPS	(9,305,242)	(4,725,090)
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(9,305,242)	$(4,725,090)
Denominator:
Denominator for basic EPS-weighted- average shares	30,102,158	22,481,491
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	30,102,158	22,481,491
Basic EPS	$(0.31)	$(0.21)
Diluted EPS	$(0.31)	$(0.21)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 3 and Note 6 for impairment discussion.

Derivative Financial Instruments

Foreign Exchange Contracts

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency forward contracts.

The Company has entered into certain derivative financial instruments (specifically foreign currency forward contracts), and accounts for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The Company’s foreign currency contracts are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$42,255	$—
Total	$—	$42,255	$—

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$100,138	$—
Total	$—	$100,138	$—

During the years ended June 30, 2019 and June 30, 2018, a change in derivative warrant liability of $0 and $431,300 were recorded in earnings, respectively. Upon expiration of the round-down pricing protection on December 31, 2017, the warrants were reclassified from derivative warrant liabilities to equity.

During the years ended June 30, 2019 and June 30, 2018, there was no change in the contingent consideration obligations. The DuPont contingent consideration was settled on December 1, 2017.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance was applied during the goodwill impairment test in the fourth quarter of 2019.  See Note 6.

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

The Company adopted Topic 606 using the modified retrospective approach.  The adoption did not result in a cumulative effect adjustment as of July 1, 2018.

The adoption of Topic 606 had a significant effect on the Company's accounting for its distribution and production agreements with Pioneer for the year ended June 30, 2019. There were no other changes in the Company's accounting as a result of the adoption of Topic 606.

The change in the accounting for the distribution and production agreements with Pioneer arose from the provisions of Topic 606 regarding the determination of whether a performance obligation is satisfied at a point in time or over time. Under those provisions, a performance obligation is considered to be satisfied over time if the company's performance creates an asset that the customer controls as the asset is created or enhanced; or the work to satisfy the performance obligation does not create an asset with alternative future use to the vendor and the customer has an obligation to pay for work completed. Under the agreements, Pioneer submitted a demand plan to the Company in advance of the growing season specifying the amount of seed that it intended to order for the upcoming sales year. Once the demand plan was submitted, Pioneer could not cancel or reduce the amount of seed that it was obligated to purchase under the agreements. In addition, the Company was not permitted to sell products produced for Pioneer under the agreements to other customers. Therefore, under Topic 606, the performance obligation was satisfied, and revenue was recognized, over time, as the Company took delivery of, processed, and packaged the seed.

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

The change in accounting for the Pioneer contract did not result in a cumulative effect adjustment, because all seed produced for Pioneer in previous growing seasons had been delivered, and revenue recognized, prior to July 1, 2018, and no seed had been received prior to July 1, 2018 related to the current growing season. However, the change did not materially affect the amount of revenue and costs recognized for the year ended June 30, 2019. The effects of the new accounting for the Pioneer contracts on the Company's financial statements are shown below:

	Year Ended
	June 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenue
Product and other	$75,507,078	$(1,837,392)	$73,669,686
Licensing	34,215,433	—	34,215,433
Total revenue	109,722,511	(1,837,392)	107,885,119
Cost of revenue
Product and other	69,014,490	(1,522,606)	67,491,884
Total cost of revenue	69,014,490	(1,522,606)	67,491,884
Gross profit	40,708,021	(314,786)	40,393,235
Operating expenses
Selling, general and administrative expenses	17,486,071	-	17,486,071
Research and development expenses	6,272,758	-	6,272,758
Depreciation and amortization	4,128,546	-	4,128,546
Gain on disposal of property, plant and equipment	(86,222)	-	(86,222)
Goodwill impairment charges	11,865,811	-	11,865,811
Intangible asset impairment charges	6,034,792	-	6,034,792
Total operating expenses	45,701,756	-	45,701,756
Loss from operations	(4,993,735)	(314,786)	(5,308,521)
Other expense
Foreign currency gain	(99,467)	-	(99,467)
Change in estimated value of assets held for sale	1,521,855	-	1,521,855
Reduction of anticipated loss on sub-lease land	(141,373)	-	(141,373)
Interest expense - amortization of debt discount	340,847	-	340,847
Interest expense	2,886,077	-	2,886,077
Loss before income taxes	(9,501,674)	(314,786)	(9,816,460)
Provision for income taxes	(148,747)	(1,864)	(150,611)
Net loss	$(9,352,927)	$(312,922)	$(9,665,849)
Net loss attributed to noncontrolling interests	(47,685)	-	-
Net loss attributable to S&W Seed Company	$(9,305,242)	$(312,922)	$(9,665,849)

Net income (loss) per common share:
Basic	$(0.31)	$(0.01)	$(0.32)
Diluted	$(0.31)	$(0.01)	$(0.32)

Weighted average number of common shares outstanding:
Basic	30,102,158	-	30,102,158
Diluted	30,102,158	-	30,102,158

	June 30, 2019
	As Reported	Adjustments	Balances Without Adoption of ASC 606
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,431,802	$—	$3,431,802
Accounts receivable, net	13,380,464	(1,837,392)	11,543,072
Inventories, net	71,295,520	1,522,606	72,818,126
Prepaid expenses and other current assets	1,687,490	1,864	1,689,354
Assets held for sale	1,850,000	—	1,850,000
TOTAL CURRENT ASSETS	91,645,276	(312,922)	91,332,354
Property, plant and equipment, net	20,634,949	—	20,634,949
Intangibles, net	32,714,484	—	32,714,484
Goodwill	—	—	—
Other assets	1,369,560	—	1,369,560
TOTAL ASSETS	$146,364,269	$(312,922)	$146,051,347
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,930,829	$—	$6,930,829
Deferred revenue	9,054,549	—	9,054,549
Accrued expenses and other current liabilities	6,073,110	—	6,073,110
Lines of credit, net	10,755,548	—	10,755,548
Current portion of long-term debt, net	1,113,502	—	1,113,502
TOTAL CURRENT LIABILITIES	33,927,538	—	33,927,538
Long-term debt, net, less current portion	12,158,095	—	12,158,095
Other non-current liabilities	280,424	—	280,424
TOTAL LIABILITIES	46,366,057	—	46,366,057
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019; 24,367,906 issued and 24,342,906 outstanding at June 30, 2018;	33,303	—	33,303
Treasury stock, at cost, 25,000 shares	(134,196)	—	(134,196)
Additional paid-in capital	136,751,875	—	136,751,875
Accumulated deficit	(30,466,618)	(312,922)	(30,779,540)
Accumulated other comprehensive loss	(6,138,467)	—	(6,138,467)
Noncontrolling interests	(47,685)	—	(47,685)
TOTAL STOCKHOLDERS' EQUITY	99,998,212	(312,922)	99,685,290
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,364,269	$(312,922)	$146,051,347

Topic 606 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Those disclosures can also be found in Note 4.

Recently Issued, but Not Yet Adopted, Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of lease-related expenses in the statements of operations and cash flows. This standard also introduces new disclosure requirements for leasing arrangements. For public business entities, the new guidance is required to be applied in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU and related amendments on July 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative effective adjustment in the period of adoption and will not restate prior periods.  We continue to execute on our implementation plan and gather lease data to derive the impact of the ASU on its financial statements. The Company estimates that range of a $2.0 to $3.0 million right of use asset and related lease liability will be recognized on the Company's consolidated balance sheet upon adoption. The Company does not expect a material impact on its results of operations or cash flows.

NOTE 3 – PIONEER RELATIONSHIP

Distribution and Production Agreements with Pioneer

In 2014, the Company purchased from Pioneer certain assets related to alfalfa and entered into a long-term contract to sell alfalfa seed to Pioneer under a production agreement (GMO varieties) and a distribution agreement (conventional varieties). Under the production and distribution agreements with Pioneer, the Company grew, processed, and delivered alfalfa seed for and to Pioneer.  See Note 4 for a discussion of the recognition of revenue under these agreements.

On May 22, 2019, the Company and Pioneer terminated the production and distribution agreements.  As part of the termination, Pioneer’s parent company, Corteva, agreed to purchase from the Company certain quantities of seed held by the Company as of that date that Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.

The Company does not expect to sell any other products to Pioneer or Corteva beyond those quantities of seed.

In conjunction with the termination of the Pioneer production and distribution agreements, the Company recorded a $6.0 million impairment charge on its intangible assets related to the Pioneer distribution agreements for the year ended June 30, 2019. In addition, the termination of this relationship was a significant factor leading to the $11.9 million impairment of goodwill.

License Agreement with Corteva

Contemporaneously with the termination, the Company entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties. The Company also assigned to Corteva grower production contract rights, and Corteva assumed grower production contract obligations, related to the licensed and certain other alfalfa varieties.  Corteva received no license to the Company's other commercial alfalfa varieties or pre-commercial alfalfa pipeline products and no rights to any future products developed by the Company.

Payments Due from Corteva and Pioneer

The Company received a payment of $45 million in May 2019 from Pioneer/Corteva, and will receive quarterly payments through February 2021, which total approximately $25 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million is reported as licensing revenue in the consolidated statement of operations for the year ended June 30, 2019.

The remaining amounts will be recognized as revenue as the seed is delivered to Corteva through February 2021.  The amount allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach.

NOTE 4 - REVENUE RECOGNITION

The Company adopted the provisions of Topic 606 as of July 1, 2018. As the Company adopted Topic 606 using the modified retrospective approach, comparative figures have not been revised and are still reported under prior accounting standards.

The Company derives its revenue from 1) the sale of seed, 2) milling services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company's revenue by type of contract1:

	Years Ended June 30,
	2019		2018
	ASC 606	ASC 605	ASC 605
Distribution and production agreements - Pioneer	$37,605,215	$35,767,823	$39,522,568
Other product sales	37,647,297	37,647,297	24,152,667
Licensing	34,215,433	34,215,433	-
Services	254,566	254,566	410,275
	$109,722,511	$107,885,119	$64,085,510

1Fiscal year 2019 information provided under ASC 605 to provide for comparison to fiscal year 2018.

Distribution and Production Agreements with Pioneer

Under the production and distribution agreements with Pioneer, the Company grew, processed, and delivered alfalfa seed for and to Pioneer. The Company concluded that none of the individual activities performed under these contracts were distinct, as the customer was contracting for processed and packaged product.

Until those contracts were terminated in May 2019 (see Note 3), Pioneer submitted a demand plan to the Company in advance of the growing season specifying the amount of seed that it intends to order for the upcoming sales year. The Company was required to use commercially reasonable efforts to arrange for the requisite amount of seed to be grown, processed and packaged. Once the demand plan was submitted, Pioneer was committed to at least that amount of seed. In addition, the Company was not permitted to sell products produced for Pioneer under the agreements to other customers. Therefore, as provided in Topic 606, the Company recognized revenue from these agreements over time in 2019, as it incurred costs to fulfill its obligations.

To the extent the Company produced more product than Pioneer specified in its demand plan, the Company was required to first offer such product to Pioneer. If Pioneer did not purchase such excess product, the Company was permitted to sell the excess product to other customers subject to certain limitations.

The agreements specified prices per finished unit which were adjusted each year, up or down, based on current market conditions, by a maximum of 4% per year. The prices for a given crop year were determined one year in advance of the beginning of the sales season.

The Company concluded that cost was the best measure of progress under these contracts because no other measure adequately reflected the value added to the product by each of the Company's major tasks - having the crop grown, processing, and packaging. As the Company typically contracted out the growing of seed to third parties, the vast majority of the Company's costs under these agreements were incurred, and therefore the vast majority of the revenue from such agreements was recognized, when the raw seed was purchased from the third-party contract growers. The rest of the costs were incurred, and therefore the rest of the revenue was recognized, as the Company processed and packaged the product.  As of the date of the termination of the production and distribution agreements with Pioneer (see Note 3), all seed covered by the active demand plan had been grown, processed and packaged.

Prior to the adoption of Topic 606, revenue from these agreements was recognized when risk and title to the product was transferred, which generally occurred upon shipment.

Licensing

Contemporaneously with the termination in Note 3, the Company entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.

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

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract, but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arose from the distribution and production agreements with Pioneer for which the Company recognized revenue over time, as the Company bills for these arrangements upon product delivery, while revenue was recognized, as described above, as costs were incurred. Unbilled receivables may arise as much as three months before billing is expected to occur. Unbilled receivables are generally expected to be generated in the first and second fiscal quarters, and to be billed in the second, third and fourth fiscal quarters.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the year ended June 30, 2019, the Company recognized bad debt expense of $996,461 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.

NOTE 5 - BUSINESS COMBINATIONS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 25, 2018:

October 25, 2018
Cash and cash equivalents	$95,049
Accounts receivable	947,015
Inventories	6,959,936
Prepaid expenses and other current assets	16,501
Property, plant and equipment	10,193,620
Assets held for sale	1,930,400
In-process research and development	380,000
Technology/IP - germplasm	7,200,000
Trade names	150,000
Goodwill	1,573,546
Current liabilities	(2,881,198)
Noncurrent liabilities	(114,869)
Total acquisition cost allocated	$(26,450,000)

Management determined that one of the facilities acquired as part of the Chromatin acquisition would not be operated and is being held for sale. The components of that facility are:

Land and improvements	320,000
Buildings and improvements	1,380,000
Machinery and equipment	332,000
Less: Costs to sell	(101,600)
Less: Fair value adjustment subsequently recorded	(1,230,400)
Assets held for sale	$700,000

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

The Company incurred acquisitions costs of $1,196,476 during the year ended June 30, 2019 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Chromatin acquisition are included in our consolidated financial statements from the date of acquisition through June 30, 2019. The revenue and net loss (including transaction costs) of Chromatin operations included in our consolidated statements of operations were $12.4 million and $1.7 million, for the period from October 25, 2018 through June 30, 2019.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2017.

	Years Ended
	June 30, 2019	June 30, 2018
Revenue	$111,359,688	$76,847,561
Net loss	$(11,179,299)	$(11,729,205)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2019 include: (i) the elimination of acquisition expenses of $1,196,476; (ii) amortization of acquired intangibles of $132,222; and (iii) depreciation of acquired property, plant and equipment of $358,273.

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2018 include: (i) amortization of acquired intangibles of $396,667; and (ii) depreciation of acquired property, plant and equipment of $1,074,780.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

During the fourth quarter of the year ended June 30, 2019, the Company terminated its production and distribution agreements with Pioneer, thereby triggering a potential indicator of goodwill impairment. As a result, the Company initiated a goodwill impairment test for the year ended June 30, 2019.

The Company compared the carrying value of its invested capital to its estimated fair values at June 30, 2019. The Company estimated the fair value based on the income approach. The discounted cash flows served as the primary basis for the income approach and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of ten years were estimated using the perpetuity growth method calculation. The income approach valuation included estimated weighted average cost of capital, which was 10.6%.

Upon completing the impairment test, the Company determined that the fair value of invested capital was less than the carrying value by approximately 10%, thus indicating an impairment. The Company recognized a goodwill impairment charge of $11.9 million for the year ended June 30, 2019, which represented the entire goodwill balance prior to the impairment charge.

The following table summarizes the activity of goodwill for the years ended June 30, 2019 and 2018, respectively.

	Balance at July 1, 2018	Additions	Impairment	Balance at June 30, 2019
Goodwill	$10,292,265	$1,573,546	$(11,865,811)	$—

	Balance at July 1, 2017	Additions	Impairment	Balance at June 30, 2018
Goodwill	$10,292,265	$—	$—	$10,292,265

For the year ended June 30, 2019, the Company recorded an impairment charge on its intangible assets of $6.0 million.  Refer to Note 3 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2018	Additions	Impairment	Amortization	Balance at June 30, 2019
Trade name	$1,159,826	$150,000	$—	$(104,480)	$1,205,346
Customer relationships	1,156,955	—	—	(101,208)	1,055,747
Non-compete	62,720	—	—	(32,453)	30,267
GI customer list	71,639	—	—	(7,164)	64,475
Supply agreement	1,077,783	—	—	(75,629)	1,002,154
Distribution agreement	6,344,253	—	(5,991,792)	(352,461)	—
Grower relationships	1,753,208	—	—	(105,408)	1,647,800
Intellectual property	20,873,393	7,200,000	—	(1,286,925)	26,786,468
In process research and development	—	380,000	—	—	380,000
Internal use software	610,003	43,000	(43,000)	(67,776)	542,227
	$33,109,780	$7,773,000	$(6,034,792)	$(2,133,504)	$32,714,484

	Balance at July 1, 2017	Additions	Impairment	Amortization	Balance at June 30, 2018
Trade name	$1,244,306	$—	$—	$(84,480)	$1,159,826
Customer relationships	1,258,163	—	—	(101,208)	1,156,955
Non-compete	102,035	—	—	(39,315)	62,720
GI customer list	78,803	—	—	(7,164)	71,639
Supply agreement	1,153,415	—	—	(75,632)	1,077,783
Distribution agreement	6,728,753	—	—	(384,500)	6,344,253
Production agreement	111,670	—	—	(111,670)	—
Grower relationships	1,858,616	—	—	(105,408)	1,753,208
Intellectual property	21,725,539	295,034	—	(1,147,180)	20,873,393
Internal use software	677,779	—	—	(67,776)	610,003
	$34,939,079	$295,034	$—	$(2,124,333)	$33,109,780

Amortization expense totaled $2,133,504 and $2,124,333 for the years ended June 30, 2019 and 2018, respectively. Estimated aggregate remaining amortization is as follows:

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$1,867,303	$1,848,480	$1,848,480	$1,843,188	$1,822,728	$23,484,305

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30, 2019	June 30, 2018
Land and improvements	$2,150,085	$2,068,742
Buildings and improvements	10,018,108	8,888,196
Machinery and equipment	12,579,698	5,731,293
Vehicles	2,099,814	1,130,276
Construction in progress	66,921	220,089
Total property, plant and equipment	26,914,626	18,038,596
Less: accumulated depreciation	(6,279,677)	(4,858,464)
Property, plant and equipment, net	$20,634,949	$13,180,132

Depreciation expense totaled $1,995,042 and $1,314,954 for the years ended June 30, 2019 and 2018, respectively.

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	June 30, 2019	June 30, 2018
Working capital lines of credit
KeyBank	$2,350,000	$25,050,464
National Australia Bank Limited	8,426,400	7,697,040
National Australia Bank Limited Overdraft Facility	351,544	—
Debt issuance costs	(372,396)	(116,945)
Total working capital lines of credit, net	$10,755,548	$32,630,559
Current portion of long-term debt
Capital lease	$563,087	$27,241
Debt issuance costs	(11,070)	$—
Keith facility (building loan) - National Australia Bank Limited	73,731	3,701
Keith facility (machinery & equipment loans) - National Australia Bank Limited	215,519	198,251
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	247,942	229,789
Debt issuance costs	(75,707)	(76,981)
Secured equipment note - Conterra	—	37,824
Debt issuance costs	—	(16,813)
Total current portion, net	1,113,502	503,012
Long-term debt, less current portion
Capital lease	1,709,481	—
Debt issuance costs	(15,078)	—
Keith facility (building loan) - National Australia Bank Limited	256,303	421,857
Keith facility (machinery & equipment loans) - National Australia Bank Limited	309,988	431,754
Secured real estate note - Conterra	9,922,269	10,170,211
Debt issuance costs	(24,869)	(100,576)
Secured equipment note - Conterra	—	2,062,176
Debt issuance costs	—	(8,335)
Total long-term portion, net	12,158,095	12,977,087
Total debt, net	$13,271,596	$13,480,099

In September 2015, the Company entered into a credit and security agreement (the “KeyBank Credit Facility”) with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, include:

•

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

•

All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020; provided that on or after January 15, 2020, KeyBank may deliver notice of termination of the facility to the Company specifying a termination date no earlier than 30 days after the date of the notice.

•

A borrowing base of up to the total of the following: (a) 85% of eligible domestic accounts receivable, plus (b) and 90% of eligible foreign accounts receivable, plus (c) the lesser of (i) 75% of the cost eligible inventory or (ii) 90% of the net orderly liquidation value of the inventory, plus (d) the amount of any unencumbered cash the Company holds at KeyBank, minus (e) $16.0 million subject to lender reserves.

•

Loans may be based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.9% per annum for Eurodollar Loans and 1.0% for Base Rate Loans) (both as defined in the KeyBank Credit Facility), generally at the Company’s option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing will increase by 3% per annum over the rate otherwise applicable.

•

Subject to certain exceptions, the KeyBank Credit Facility is secured by a first priority perfected security interest in all of the Company’s now owned and after acquired tangible and intangible assets and its domestic subsidiaries, which have guaranteed the Company’s obligations under the KeyBank Credit Facility. The KeyBank Credit Facility is further secured by a lien on, and a pledge of, 65% of the stock of its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd.

•	At June 30, 2019, the Company was in compliance with all KeyBank debt covenants.

In November 2017, the Company entered into a secured note financing transaction (the "Loan Transaction") with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued two secured promissory notes (the "Notes") to Conterra as follows:

•

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

Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million (the "Secured Equipment Note") that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note was scheduled to mature on November 30, 2019     . The Secured Equipment Note bore an interest at a rate of 9.5% per annum. The Company agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Secured Equipment Note was repaid in full in August 2018.

On August 15, 2018, the Company completed a sale and leaseback transaction with American AgCredit involving certain equipment located at the Company's Five Points, California and Nampa, Idaho production facilities. Due to its terms, the sale and leaseback transaction was required to be accounted for as a financing arrangement. Accordingly, the proceeds received from American AgCredit were accounted for as proceeds from a debt financing. Under the terms of the transaction:

•

The Company sold the equipment to American AgCredit for $2,106,395 million in proceeds. The proceeds were used to pay off in full a note (in the principal amount of $2,081,527, plus accrued interest of $24,868) held by Conterra Agricultural Capital, LLC, which had an interest rate of 9.5% per annum and was secured by, among other things, the equipment.

•

The Company entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, the Company will repurchase the equipment for $1.

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facilities with National Australia Bank Ltd (“NAB”). The current facilities (the “NAB Facilities”) were amended as of July 9, 2019 and expire on March 31, 2021. As of June 30, 2019, AUD $12,504,633 (USD $8,780,753) was outstanding under the NAB Facilities.

The NAB Facilities, as recently amended, comprise two distinct facility lines: (i) an overdraft facility (the “Overdraft Facility”), having a credit limit of AUD $2,000,000 (USD $1,404,400) and a borrowing base facility (the “Borrowing Base Facility”), having a credit limit of AUD $13,000,000 (USD $9,128,600).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia’s discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers’ Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of June 30, 2019, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.75% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia’s Keith, South Australia property and the Company’s corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2019, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at June 30, 2019.

In January 2015, NAB and S&W Australia entered into a new business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”). In February 2016, NAB and S&W Australia also entered into a master asset finance facility (the “Master Assets Facility”).  The Master Asset Facility has various maturity dates through 2023 and have interest rates ranging from 4.89% to 5.31%.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.79% as of June 30, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company’s corporate guarantee and a mortgage on S&W Australia’s Keith, South Australia property.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2020	$1,200,279
2021	10,764,617
2022	705,216
2023	582,859
2024	145,349
Thereafter	—
Total	$13,398,320

NOTE 9 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2019	2018
United States	$(9,336,700)	$(5,112,254)
Foreign	(164,974)	530,213
Loss before income taxes	$(9,501,674)	$(4,582,041)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2019	2018
Current:
Federal	$—	$—
State	28,591	—
Foreign	92,744	100,122
Total current provision	121,335	100,122
Deferred:
Federal	(227,142)	20,785
State	(42,940)	22,142
Foreign	—	—
Total deferred provision (benefit)	(270,082)	42,927
(Benefit) Provision for income taxes	$(148,747)	$143,049

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2019	2018
Tax benefit at statutory tax rate	$(1,995,352)	$(1,262,509)
State benefit, net of federal benefit	(304,015)	(133,666)
Mark to market on financial instruments	-	(118,838)
Section 965 toll tax	-	584,086
Other permanent differences	23,786	(144,049)
Federal and state research credits - current year	(228,039)	(89,572)
Foreign rate differential	10,819	(971)
Shortfall on restricted stock vest	49,118	155,783
Change in unrecognized tax benefit	49,939	-
Tax Cuts and Jobs Act	-	3,264,391
Valuation allowance	2,265,361	(2,145,250)
Other	(20,364)	33,644
	$(148,747)	$143,049

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries.

The total tax charge as a result of the Tax Act was $3.8 million, consisting of $0.5 million of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries and $3.3 million of tax expense for DTA re-measurement.

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$5,817,688	$6,771,974
Compensation accruals	261,365	144,550
Allowance for bad debts	1,376,388	151,972
Stock compensation	288,648	241,837
Tax credit carry forwards	662,283	434,245
Intangible assets	2,226,539	—
Deferred Rent	47,226	90,466
Assets held for sale	367,387	—
Other, net	476,411	277,065
Total deferred tax assets	11,523,935	8,112,109
Valuation allowance for deferred tax assets	(9,774,130)	(7,506,759)
Deferred tax assets, net of valuation allowance	1,749,805	605,350
Deferred tax liabilities
Intangible assets	—	(519,942)
Fixed assets	(1,749,805)	(355,491)
Total deferred tax liabilities	(1,749,805)	(875,433)
Net deferred tax asset / (liability)	$—	$(270,083)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance had been recorded as of June 30, 2017.  The Company’s valuation allowance position has not changed for the years ended June 30, 2019 and June 30, 2018, respectively, as the Company does not believe that it is more likely than not that it will realize its deferred tax assets.  The valuation allowance increased $2.3 million for the year ended June 30, 2019 related primarily to the ability of the Company to utilize net operating losses to offset current year income, resulting in a reduction to the Company net deferred tax asset balance.

In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited. As of June 30, 2019, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

As of June 30, 2019, the Company had federal and state net operating loss carry forwards of approximately $24.7 million and $8.3 million, respectively, which will begin to expire June 30, 2030, unless previously utilized. A portion of the federal net operating losses generated after June 30, 2017 can be carried forward indefinitely as a result of the Tax Cuts and Jobs Act. Therefore, approximately $4.9 million of net operating loss carryovers are not subject to expiration. The Company has federal research credits of $642,463 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $157,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $23,170 that do not expire.

As of June 30, 2019, the Company has not provided for foreign withholding taxes on approximately $3.8 million of undistributed earnings of its foreign subsidiary as these earnings are considered indefinitely reinvested outside of the United States. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2019.  However, to the extent that the foreign subsidiaries accrue earnings and profits in the future years, the Company does plan to repatriate those funds to the U. S. and will record withholding taxes as those earnings and profits are incurred.

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

The Company has $63,214 of unrecognized tax benefits related to current year tax positions as of June 30, 2019. Included in the unrecognized tax benefits was $49,939 of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position.  However, as the Company is in a full valuation allowance position, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2019 and 2018. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 10 - WARRANTS

The following table summarizes the total warrants outstanding at June 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2018	New Issuances	Expired	Outstanding as of June 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2018:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2017	New Issuances	Expired	Outstanding as of June 30, 2018
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

NOTE 11 - EQUITY

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

NOTE 12 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $2,192,223 at June 30, 2019 and their maturities range from July to October 2019.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $42,255 at June 30, 2019 and foreign currency contract liabilities totaled $100,138 at June 30, 2018. The Company recorded a gain on foreign exchange contracts of $52,788 and a loss on foreign exchange contracts of $272,801, which is reflected in cost of revenue for the years ended June 30, 2019 and 2018, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Leases

The Company has entered into various non-cancelable operating lease agreements. Rent expense under operating leases was $763,874 and $401,375 for the years ended June 30, 2019 and 2018, respectively.

The following table sets forth the Company's estimates of future lease payment obligations as of June 30, 2019:

	2020	2021	2022	2023	2024	2025 and beyond	Total (a)
Operating lease obligations	$640,135	$634,422	$352,730	$201,800	$235,776	$366,581	$2,431,444

(a)	Minimum payments have not been reduced by minimum sublease rentals of $788,400 due in the future under noncancelable sublease

The following table sets forth the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed.

	Years Ended June 30,
	2019	2018
Minimum rentals	$763,874	$401,375
Less: Sublease rentals	(87,600)	(43,800)
	$676,274	$357,575

NOTE 14 - RELATED PARTY TRANSACTIONS

On July 19, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. ("MFP"), a stockholder of the Company, and certain entities related to Wynnefield Capital Management LLC (collectively, “Wynnefield”), pursuant to which MFP purchased approximately $3.7 million of shares of its common stock and Wynnefield purchased approximately $3.0 million of shares of its common stock.  Each of MFP and Wynnefield is a beneficial owner of more than 5% of the Company’s common stock. Alexander C. Matina, a member of the Company’s Board, is Vice President, Investments of MFP.  Robert D. Straus, a member of the Company’s Board since January 9, 2018, is a Portfolio Manager and Analyst at Wynnefield.

On October 11, 2017, the Company entered into a Securities Purchase Agreement with Mark W. Wong, the Company’s President and Chief Executive Officer, pursuant to which the Company sold and issued an aggregate of 75,000 shares of its Common Stock at a purchase price of $3.50 per share, for aggregate gross proceeds of $262,500.

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

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of June 30, 2019, no amounts remained outstanding under the MFP Loan Agreement.

NOTE 15 - EQUITY-BASED COMPENSATION

Equity Incentive Plans

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

In January 2019, the Company's Board of Directors and stockholders approved the 2019 Equity Incentive Plan ("2019 Plan") as a successor to and continuation of the 2009 Plan. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,243,790 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 350,343 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

The term of incentive stock options granted under the Company’s equity incentive plans may not exceed ten years, or five years for incentive stock options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of options granted under the Company’s equity incentive plans must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30,
	2019	2018
Risk free rate	1.9% - 3.0%	1.7% - 2.3%
Dividend yield	0%	0%
Volatility	34.5% - 41.5%	45.3% - 45.5%
Average forfeiture assumptions	1.1%	1.4%

During the year ended June 30, 2019, the Company granted 497,178 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $2.19 - $3.30. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2019 and 2018 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	990,528	$5.12	4.3	$100,344
Granted	103,283	3.45	—	—
Exercised	(49,000)	3.95	—	—
Canceled/forfeited/expired	(252,737)	6.46	—	—
Outstanding at June 30, 2018	792,074	4.55	6.3	10,413
Granted	497,178	2.85	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(166,500)	6.17	—	—
Outstanding at June 30, 2019	1,122,752	3.55	8.0	34,135
Options vested and exercisable at June 30, 2019	618,668	4.04	7.0	—
Options vested and expected to vest as of June 30, 2019	1,120,572	$3.55	8.0	$33,928

The weighted average grant date fair value of options granted and outstanding at June 30, 2019 was $0.99. At June 30, 2019, the Company had $458,246 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.84 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the years ended June 30, 2019 and 2018, the Company issued 175,758 and 78,642 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards during the years ended June 30, 2019 and 2018 totaled $472,171 and $279,611, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $379,212 and $487,391 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2019 and 2018, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2017	120,971	$5.59	1.0
Granted	78,642	3.56	1.3
Vested	(105,985)	5.49	—
Forfeited	(4,435)	4.45	—
Nonvested restricted units outstanding at June 30, 2018	89,193	3.98	1.1
Granted	175,758	2.69	2.8
Vested	(107,747)	3.75	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2019	157,204	$2.69	1.4

At June 30, 2019, the Company had $297,670 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.4 years.

At June 30, 2019, there were 2,957,294 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2019 and 2018, totaled $694,610 and $748,516, respectively.

NOTE 16 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2019 and 2018, respectively.

	Years Ended June 30,
	2019	2018
Fair value of assets acquired	$29,446,067	$—
Cash paid for the acquisition	(26,450,000)	—
Liabilities assumed	(2,996,067)	—
Purchases of equipment classified as capital lease	(574,018)	—

NOTE 17 - SUBSEQUENT EVENTS

In August 2019, S&W Australia, a wholly owned subsidiary of S&W Seed Company, licensed certain wheat germplasm varieties and acquired certain equipment from affiliates of Corteva. In the transaction, S&W Australia paid a one-time license fee of US$2.3 million and an equipment purchase price of US$300,000. The license has an initial term of 15 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

(b) Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. (“IVS”), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	000-34719	2.1	10/2/12

2.2†	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. (“Pioneer”), dated December 19, 2014	8-K	000-34719	2.1	12/29/14

2.3†	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	2.1	1/7/15

2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	2.6	9/28/15

2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	2.7	9/28/15

2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-Q	000-34719	2.1	2/8/18

2.7	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	000-34719	2.1	5/31/16

2.8(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	000-34719	2.8	9/20/18

2.9(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	000-34719	2.9	9/20/18

3.1	Registrant’s Articles of Incorporation	8-K	001-34719	3.1	12/19/11

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-34719	3.1	10/25/18

3.3	Registrant’s Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	000-34719	3.2	9/28/15

4.1	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.2	Form of Common Stock Purchase Warrant	8-K	000-34719	10.3	12/31/14

10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	000-34719	10.1	10/2/12

10.2	Supply Agreement between IVS and Imperial Valley Milling Co. (“IV Milling”), dated October 1, 2012 (assigned to the Registrant)	10-Q	000-34719	10.2	2/13/13

10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	000-34719	10.3	10/2/12

10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	000-34719	10.45	9/29/14

10.5†	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013	10-K	000-34719	10.28	9/30/13

10.6†	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.2	1/7/15

10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.7	9/28/15

10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.2	8/17/15

10.9	Third Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 21, 2017	10-Q	000-34719	10.6	2/8/18

10.10†	Fourth Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 2, 2018	10-K	000-34719	10.10	9/20/18

10.11†	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.1	1/7/15

10.12	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	000-34719	10.10	9/28/15

10.13	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	000-34719	10.1	8/17/15

10.14†	Research Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.3	1/7/15

10.15	First Amendment to Research Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.	10-Q	000-34719	10.7	2/8/18

10.16†	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.4	1/7/15

10.17†	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.5	1/7/15

10.18†	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.6	1/7/15

10.19	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014	8-K	000-34719	10.7	1/7/15

10.20	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.8	1/7/15

10.21	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	000-34719	10.9	1/7/15

10.22	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	000-34719	10.10	1/7/15

10.23	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.11	1/7/15

10.24	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.12	1/7/15

10.25	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.13	1/7/15

10.26	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.14	1/7/15

10.27	Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.15	1/7/15

10.28	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	000-34719	10.25	9/28/15

10.29	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	000-34719	10.16	1/7/15

10.30	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.17	1/7/15

10.31	Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	000-34719	10.18	1/7/15

10.32	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	000-34719	10.1	7/24/14

10.33*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	000-34719	10.34	9/28/15

10.34*	S&W Seed Company 2019 Equity Incentive Plan (the “Plan”)	S-8	333-229625	99.1	2/12/19

10.35*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.1	2/12/19

10.36*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.1	2/12/19

10.37*	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016	8-K	000-34719	10.1	3/23/16

10.38*	Employment Agreement between the Registrant and Matthew K. Szot, dated April 24, 2019	10-Q	000-34719	10.4	5/9/19

10.39*	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016	8-K	000-34719	10.3	3/23/16

10.40*	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013	8-K	000-34719	10.1	4/5/13

10.41*	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017	10-K	000-34719	10.35	9/20/17

10.42*	Employment Agreement between the Registrant and Danielson B. Gardner, dated August 15, 2016	10-K	000-34719	10.36	9/20/17

10.43†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015	10-K	000-34719	10.39	9/28/15

10.44	Credit and Security Agreement between the Registrant and KeyBank, National Association (“KeyBank”), dated September 22, 2015	8-K	000-34719	10.1	9/23/15

10.45	First Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated June 29, 2016	10-K	000-34719	10.39	9/20/17

10.46	Second Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated October 4, 2016	10-K	000-34719	10.40	9/20/17

10.47	Third Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 13, 2017	10-K	000-34719	10.41	9/20/17

10.48	Fourth Amendment Agreement between the Registrant and KeyBank, dated September 13, 2017	10-Q	000-34719	10.3	11/9/17

10.49	Fifth Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 14, 2018	10-Q	000-34719	10.1	5/10/18

10.50	Sixth Amendment Agreement between the Registrant and KeyBank, dated June 28, 2018	10-K	000-34719	10.47	9/20/18

10.51	Seventh Amendment Agreement between the Registrant and KeyBank, dated December 18, 2018	8-K	000-34719	10.1	12/26/18

10.52	Eighth Amendment Agreement between the Registrant and KeyBank, dated December 27, 2018	8-K	000-34719	10.1	12/28/18

10.53	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	000-34719	10.2	9/23/15

10.54	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.4	9/23/15

10.55	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.3	9/23/15

10.56	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.6	9/23/15

10.57	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	000-34719	10.5	9/23/15

10.58	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	000-34719	10.4	12/31/14

10.59	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	000-34719	10.2	11/24/15

10.60	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	000-34719	4.1	12/31/14

10.61	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	000-34719	10.1	11/24/15

10.62	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.43	9/28/15

10.63	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	000-34719	10.44	9/28/15

10.64	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	000-34719	10.45	9/28/15

10.65	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	000-34719	10.46	9/28/15

10.66	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	000-34719	10.1	5/12/16

10.67	Business Letter of Advice for S&W Seed Company Pty Ltd from National Australia Bank Ltd, dated April 13, 2018	10-Q	000-34719	10.2	5/10/18

10.68	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.5	12/31/14

10.69	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	000-34719	10.6	12/31/14

10.70	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	000-34719	10.7	12/31/14

10.71	Securities Purchase Agreement between the Registrant and the Purchasers named therein, dated July 19, 2017	8-K	000-34719	99.1	7/20/17

10.72	Registration Rights Agreement between the Registrant and the Purchasers, dated July 19, 2017	8-K	000-34719	99.2	7/20/17

10.73	Investment Agreement, by and between the Registrant and MFP Partners, L.P., dated October 3, 2017	8-K	000-34719	99.1	10/4/17

10.74	Securities Purchase Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	000-34719	99.1	10/12/17

10.75	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	000-34719	99.2	10/12/17

10.76	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	000-34719	10.5	2/8/18

10.77	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18

10.78	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 15, 2018	10-K	000-34719	10.73	9/20/18

10.79	Securities Purchase Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.1	9/6/18

10.80	Voting Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.2	9/6/18

10.81	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	000-34719	10.3	9/6/18

10.82	Loan and Security Agreement, dated December 18, 2018, by and between the Company and MFP Partners, L.P.	8-K	000-34719	10.2	12/26/18

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and June 30, 2018; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2019 and 2018; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements

X

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.
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

Date:  September 18, 2019

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

Signature	Title	Date

/s/ Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2019
Mark W. Wong

/s/ Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2019
Matthew K. Szot

/s/ Mark J. Harvey	Chairman of the Board	September 18, 2019
Mark J. Harvey

/s/ David A. Fischhoff	Director	September 18, 2019
David A. Fischhoff

/s/ Consuelo E. Madere	Director	September 18, 2019
Consuelo E. Madere

/s/ Alexander C. Matina	Director	September 18, 2019
Alexander C. Matina

/s/ Charles B. Seidler	Director	September 18, 2019
Charles B. Seidler

	Director	September 18, 2019
Robert D. Straus

/s/ Alan D. Willits	Director	September 18, 2019
Alan Willits