Form 10-K/A
period 2019-06-30
S&W Seed Co
filed 2019-10-28
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34719

S&W SEED COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

106 K Street, Suite 300, Sacramento, California	95814
(Address of Principal Executive Offices)	(Zip Code)

(559) 884-2535

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SANW	The Nasdaq Capital Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

S&W Seed Company (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Original Filing”), as filed the Securities and Exchange Commission (“SEC”) on September 18, 2019. The principal purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference from the proxy statement for our next Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the Original Filing and in the list of exhibits included in Item 15 and the Exhibit Index of this Amendment No. 1. This Amendment No. 1 hereby amends Part III, Items 10 through 14 of the Original Filing, Part IV, Item 15 of the Original Filing, and deletes the reference on the cover page of the Original Filing to the incorporation by reference to portions of the definitive proxy statement with respect to our next Annual Meeting of Stockholders into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are being filed in Part IV as exhibits to this Amendment No. 1.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the original report (i.e., those events occurring after September 18, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of October 23, 2019:

Name	Age	Position with the Company
Directors:
David A. Fischhoff, Ph.D.	66	Director
Mark J. Harvey	64	Chairman of the Board
Consuelo E. Madere	58	Director
Alexander C. Matina	43	Director
Charles (Chip) B. Seidler	42	Director
Robert D. Straus	49	Director
Alan D. Willits	61	Director
Mark W. Wong	70	President, Chief Executive Officer and Director

Non-Director Executive Officers:
David Callachor	54	Executive Vice President, International
Donald M. Panter	57	Executive Vice President, Americas
Matthew K. Szot	45	Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer

The following contains a biography of each of our executive officers and directors as of October 23, 2019, including, with respect to our directors, information regarding the specific experience, qualifications, attributes or skills that led to the conclusion of our board of directors to that each member of our board of directors should serve as a director:

Directors:

David A. Fischhoff, Ph.D., was elected to the Board in December 2016. He has 35 years of experience in agricultural research and development (“R&D”) across a broad range of technologies, product development and business development in areas including biotechnology, plant breeding, genomics, precision agriculture and data science. In addition to R&D leadership, he has expertise in new technology identification, assessment and acquisition; technology licensing; establishment and management of research collaborations; and intellectual property management and defense. Dr. Fischhoff retired in 2016 after a 33-year career with Monsanto Company and currently serves as an independent consultant and advisor. He currently serves as a member of the Scientific Advisory Board of AgBiome, Inc., and as Chair of the Scientific Advisory Board of CiBO Technologies. With Monsanto, he most recently served from 2014 to 2016 as Chief Scientist of The Climate Corporation, a subsidiary of Monsanto that develops and provides digital agriculture products and services for farmers. At The Climate Corporation, he led R&D teams in data science, field research and new measurement technologies. Prior to this, from 2002 to 2014, he was Vice President for Technology Strategy and Development at Monsanto with responsibilities for scientific strategy, identification of new growth opportunities, assessment and acquisition of new technologies, and oversight of Monsanto’s research portfolio. Dr. Fischhoff is internationally recognized as a founder of agricultural biotechnology. He was responsible for the development of insect resistant transgenic crops (i.e., Bt crops), which today are a primary tool for insect control in corn, cotton and soybean in multiple countries.

He is the co-inventor of the synthetic gene technology for expression of Bt genes in plants, which is the enabling technology for all insect resistant crops today. Dr. Fischhoff served as the scientific expert in the acquisition by Monsanto of multiple biotech and seed companies, including Agracetus, Calgene, Ecogen, Dekalb and Asgrow. He initiated and led Monsanto’s plant genomics research program, and from 1998 to 2002 he was Co-President of Cereon Genomics LLC, a collaborative research venture between Monsanto and Millennium Pharmaceuticals; and he played leadership roles in the establishment and management of genomics research collaborations with Mendel Biotechnology, Paradigm Genetics and Ceres. Dr. Fischhoff received a S.B. degree in Biology from the Massachusetts Institute of Technology and a Ph.D. in Genetics and Molecular Biology from The Rockefeller University. He was the recipient of the first Innovation Prize for Agricultural Technology from the American Society of Plant Biologists in 2015 for his work on insect resistant crops, and the James B. Eads Award for outstanding achievement in technology from the Academy of Science of St. Louis in 2010. Dr. Fischhoff is also the recipient of Monsanto’s two highest awards for science and technology. He is the inventor on key patents related to insect resistant plants, an author of more than 25 scientific publications, and an invited speaker at numerous national and international symposia. Dr. Fischhoff provides the Board with a wealth of experience in agriculture, genetics and technology.

Mark J. Harvey was appointed Chairman of the Board in December 2014, after having served as Vice Chairman since April 2013. In addition to his duties as Chairman, he actively supports our sales and marketing efforts. Mr. Harvey has more than 35 years of experience in production processing and marketing of seed to many parts of the world, particularly branded alfalfa and clover. Mr. Harvey managed a 10,000-acre family farm producing seed, wheat and pulse crops, along with wool and beef, from 1976 until 1996 when the company he founded, Paramount Seeds, was sold to Elders Ltd. While with Elders, he was manager of their national and international seed business from 1996 until 2001. In 2002, he was a founding partner of S&W Seed Company Australia Pty Ltd (f/k/a Seed Genetics International Pty Ltd, “S&W Australia”), where he focused primarily on marketing and distribution. Mr. Harvey is currently an investor in and the vice chairman of Duxton Broad Acre Farms, a publicly traded 60,000 acre farming and ranching operation based in Australia listed on the Australian Stock Exchange. Mr. Harvey has served as a member of the board of directors of Duxton Broad Acres Farms since September 2018. Mr. Harvey was educated at Cunderdin Agricultural College in West Australia. Mr. Harvey brings extensive experience in the seed industry to the Board, which contributes valuable business expertise.

Consuelo E. Madere was elected to the Board in January 2018. Ms. Madere has served as President and Founder of Proven Leader Advisory LLC, a management consulting and executive coaching firm, since March 2014. From May 2014 through December 2017, she served on the board of directors of Potash Corp, a publicly traded fertilizer company listed on both the New York Stock Exchange and the Toronto Stock Exchange. Since January 2018, she has served as an independent director of Nutrien Ltd., a publicly traded Canadian company listed on the New York Stock Exchange, and the surviving entity following the merger of Agrium Inc. and Potash Corporation of Saskatchewan Inc. Since February 2018, she has served as an independent director of Lindsay Corporation, a publicly traded company based in Omaha, Nebraska. From 1982 to April 2013, Ms. Madere served in a number of key leadership positions at Monsanto Company, a global provider of agricultural solutions, including President of the vegetable seeds division from 2008 to 2009, General Manager of the Europe/Africa division from 2005 to 2008, President of its dairy business from 2003 to 2005 and, most recently, as Vice President of its Global Vegetables and Asia commercial businesses. Since November 2013, Ms. Madere has served on the Dean’s Advisory Council of the Louisiana State University Honors College. She is a member of the Latin Corporate Directors Association as well as the Hispanic Association on Corporate Responsibility. Ms. Madere is also certified by the National Association of Corporate Directors as a Governance Fellow. Ms. Madere received a B.S. degree in Chemical Engineering from Louisiana State University and an M.B.A. from the University of Iowa. With her strong industry and public company experience, Ms. Madere provides our Board significant management expertise and industry knowledge.

Alexander C. Matina has served on the Board since May 2015. Since November 2007, he has held the office of Vice President, Investments for MFP Investors, LLC, the family office of Michael F. Price, which has a value-investing focus across public and private markets. From October 2005 to August 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and from June 2004 to September 2005, as a senior associate at Altus Capital Partners, a middle market private equity fund. Prior thereto, he was a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division. Since April 2013, he has served on the board of directors of Trinity Place Holdings, Inc., a publicly traded real estate company and as its Chairman of the Board since November 2013. Since August 2007, Mr. Matina has also served as an adjunct professor of finance at Fordham University. From December 2017 to May 2019, Mr. Matina served on the board of directors of Papa Murphy’s, a national restaurant chain which was listed on Nasdaq until the company was acquired and taken private in May 2019. Mr. Matina received a bachelor’s degree from Fordham University and an M.B.A. from Columbia University. Mr. Matina brings a strong finance background to the Board, including experience with private equity, as well as his experience in other public companies.

Charles (Chip) B. Seidler was elected to the Board in June 2010. Mr. Seidler has served as portfolio manager of BTG Pactual, an investment bank with operations in Latin America, since April 2018. From October 2017 to April 2018, Mr. Seidler began serving as a portfolio manager of City Financial Hedge Fund Group in London, England. From June 2010 through August 2017, he served as an executive director and senior member of a proprietary trading group of Nomura Securities in New York, New York. From January 2007 through June 2010, Mr. Seidler held various senior positions at Deutsche Bank AG in Tokyo, Japan, including Head of JPY/UST International Sales (from March 2009 until his departure in June 2010), JPY Flow Trader (from September 2008 to March 2009) and Rates Proprietary Trader from January 2007 to September 2008. Between March 2003 and January 2007, Mr. Seidler was Portfolio Manager of Caxton Associates, L.L.C., the macro hedge fund, New York, New York, where he focused on macro and relative value trading with a particular focus on the Japanese markets. He currently and during the last five years has served on numerous corporate boards of directors, however, none of them are companies with a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended. Mr. Seidler received a bachelor’s degree and a Masters of Arts from Colgate University. Based on his extensive experience in the corporate boardroom and financial expertise, Mr. Seidler brings to the Board a level of professionalism and perspective that we believe is invaluable.

Robert D. Straus was elected to the Board in January 2018. Mr. Straus currently serves as a Portfolio Manager at Wynnefield Capital, Inc., an investment management firm, where he has been employed since April 2015. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities and private companies. Prior to joining Wynnefield Capital, Inc., Mr. Straus served as a Senior Equity Analyst of Gilford Securities, an investment banking firm, from February 2009 through March 2015. Mr. Straus served as Managing Director or Senior Analyst at several investment banks over nearly 20 years. Since June 2017, Mr. Straus has served on the Board of Directors for Nature’s Sunshine, a Nasdaq-listed nutritional and personal care products company, for which he also serves on the Audit committee and the Compliance Committee. Mr. Straus has also served as a member of the Board of Directors of MK Acquisition LLC, a mountain lifestyle apparel brand founded in Jackson Hole, Wyoming, since May 2015. From May 2017 to June 2018, Mr. Straus served as a member of the Board of Directors of Hollender Sustainable Brands LLC, a female sexual wellness consumer brand with headquarters in Burlington, Vermont. Mr. Straus received a B.S.B.A. degree from the University of Hartford and a M.B.A. from Bentley University. Based on his financial and public company experience, as well as his extensive experience assessing capital allocation programs, evaluating business strategy and conducting in-depth due diligence, Mr. Straus strengthens the Board’s collective qualifications, skills and experience.

Alan D. Willits was elected to the Board in July 2018. From June 2014 to September 2018, he served in various senior management positions at Cargill Asia Pacific, including Chairman, where he lead Cargill’s Agriculture Supply Chain business in the Asia-Pacific region. He was responsible for several businesses within this group, including Cargill’s oil palm plantations, trading and merchandising in the Asia-Pacific region, and Cargill’s grains and oilseeds supply chain businesses in North Asia, South Asia and Australia. From February 2008 to May 2014, Mr. Willits served as President of Cargill Corn Milling America, where he oversaw all aspects of the corn processing business. Between January 2005 and February 2008, Mr. Willits served as President of Cargill Specialty Seed and Oil. Mr. Willits also held various other senior positions with Cargill between 1980 and 2005, during which he managed Cargill’s international wheat trading activities in Geneva, Switzerland, its grain business in Argentina and its specialty canola oils business. Mr. Willits received a bachelor’s degree from the University of Illinois, College of Agriculture in Agricultural Economics. Based on his extensive industry experience and agricultural expertise, Mr. Willits brings to the Board significant industry expertise and knowledge of the agricultural industry in the Asia-Pacific and other geographic regions.

Mark W. Wong was elected to the Board in December 2014. In June 2017, he was appointed to serve as our President and Chief Executive Officer. He has more than 35 years of experience in agribusiness, with particular expertise in technology integration and commercialization. Mr. Wong was a founder and, since 2009, has been a partner of Colorado Financial Holdings (“CFH”), a private venture investment and investment bank that specializes in the agricultural, energy and biotechnology sectors. From January 2012 to March 2018, Mr. Wong served as Chairman of American Dairyco, Ponte Vedra, Florida, the owner and operator of dairies in Florida and Georgia, which is a venture jointly owned by CFH. Between 2008 and December 2015, he served either as Chairman of the Board or chief executive officer of Agrivida, a private company that is developing and commercializing high-performance products that incorporate novel, regulated proteins precisely engineered for specific applications in a variety of markets, including animal nutrition, bio-based fuels and chemicals and industrial enzymes. From January 2016 to February 2016, Mr. Wong served as Acting President and Chief Executive Officer of Arcadia Biosciences, Inc., a publicly-traded agricultural biotechnology trait company for which he also served on the board from May 2006 until February 2016. Mr. Wong was the Chief Executive Officer of Renewable Agricultural Energy Corporation, a private ethanol production company, from 2006 to 2007. Prior to that time, was the founder and, from 1999 to 2005, chief executive officer of Emergent Genetics, an international seed biotech company that was sold to Monsanto Company in 2005. Mr. Wong founded and managed a series of other agricultural and biotechnology companies, including Big Stone Partners, Agracetus Corporation, a plant biotechnology company that was sold to Monsanto and Agrigenetics Corporation, a seed and biotechnology company that was sold to Dow Chemical. Mr. Wong also worked as an engineer for FMC Corporation and Chemical Construction Corporation. Mr. Wong served as a director of BioFuel Energy Corp., a publicly traded corn ethanol company, from January 2008 until October 2014, and Chair from March 2010 to October 2014, when it was renamed Green Brick Partners following an acquisition and recapitalization transaction. Mr. Wong received a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Wong provides the Board with a wealth of experience in the agricultural and energy industries, and is able to draw on his many years of executive leadership experience.

Non-Director Executive Officers:

David Callachor has served as our Executive Vice President, International since October 2018, and previously served as our Commercial Manager, Hybrid Crops since joining us in January 2018.

Mr. Callachor is a senior agribusiness executive with over 20 years of experience in the agriculture industry, including extensive international experience in hybrid seeds, traits and new technologies. From May 2015 to January 2018, Mr. Callachor served Limagrain as its Group Sales Manager for South East Asia, where he was responsible for all commercial activities in field crops in South East Asia, established a joint venture business in Indonesia, managed sales and marketing staff in Cambodia, Thailand and Myanmar, and established product registrations in South America and Africa. Mr. Callachor served as Regional Manager at Sacoa from February 2014 and April 2015, where he was responsible for all commercial operations for Northern Australia primarily for field crops and cotton. Mr. Callachor worked as a consultant for The Grains Research and Development Corporation, a statutory corporation in Australia and one of the world’s leading grains research organizations. From January 2012 to December 2013, he also served as National Farm Services Manager for Landmark, an Agrium Company, in Australia, where he managed all technology and service offerings in the field for the Landmark farm services business, a major farm input supplier in Australian agriculture. Mr. Callachor held various positions with Advanta International, a global seed company, between 2004 and 2009.

Donald M. Panter has served as our Executive Vice President, Americas since October 2018. Mr. Panter has more than 20 years of experience as an agribusiness executive, with time spent in both start-up and turn-around business situations and expertise in such areas as product/project development, global business, strategic planning and technology evaluation. From March 2018 until his appoint as our Executive Vice President, Americas in October 2018, Mr. Panter worked as an independent consultant to us. From November 2012 to March 2018, Mr. Panter served as President and Chief Executive Officer of American DairyCo, a privately held, U.S.-based commercial dairy company consisting of approximately 10,000 dairy cows and agricultural operations across 5,000 acres in across the South and Southeastern U.S., where he managed all business operations and reported to the company’s board of directors. Mr. Panter has also previously served in leadership positions at several seed and biotechnology companies, including Stoneville Pedigreed Seed, Emergent Genetics, Harris Moran Seed Company and Mendel BioEnergy Seeds. Mr. Panter earned his Ph.D. and M.S. in Plant Breeding and Genetics, and B.S. in Plant and Soil Science, all from the University of Tennessee, Knoxville.

Matthew K. Szot has served as our Chief Financial Officer and Treasurer since March 2010. In August 2014, he was designated our Executive Vice President of Finance and Administration, after having held the title of Senior Vice President prior thereto. Mr. Szot also serves as a member of the Boards of our wholly owned subsidiaries, S&W Seed Australia Pty Ltd and S&W Australia. Mr. Szot is also currently a Director and serves as Chairman of the Audit Committee of SenesTech, a publicly traded life science company focused on animal health. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc., a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG and served as an Audit Manager for various publicly traded companies. Mr. Szot received a B.S. degree in Agricultural Economics/Accountancy from the University of Illinois, Champaign-Urbana and is a Certified Public Accountant in the State of California.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2019, our executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements. All such reports have since been filed by such individuals.

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

Corporate Governance

Our Board believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board has implemented many “best practices” in the area of corporate governance, including the establishment of separate committees of our board, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management, among other things.

Committees of the Board of Directors

Our Board has six standing committees: an Audit Committee; a Compensation Committee; a Nominating and Governance Committee; a Finance Committee; an Acquisition and Strategy Committee; and a Scientific Advisory Committee, each of which meet as needed or advisable. The table below provides membership and meeting information for fiscal 2019 for each of the standing committees of the Board. In addition to formal in-person and telephonic meetings, certain of the standing committees took various actions by written consent during the fiscal year and spent many hours in informal consultation with one another and with management.

Name	Audit	Compensation	Nominating and Governance	Finance	Acquisition and Strategy	Scientific Advisory
David A. Fischhoff, Ph.D.		X	X			X*
Mark J. Harvey					X
Consuelo E. Madere		X	X*
Alexander C. Matina		X*		X*	X*
Charles B. Seidler (1)	X*		X	X
Robert D. Straus	X				X
Grover T. Wickersham (2)	X		X
Alan D. Willits (3)	X		X		X
Mark W. Wong				X	X
Total meetings held in fiscal 2019	7	5	5	4	7	2

*	Committee Chairperson

(1)	Mr. Seidler was appointed as Chair of the Audit Committee in January 2019. Mr. Seidler served on the Nominating Governance Committee until January 2019.
(2)

Mr. Wickersham served as Chair of the Audit Committee and as a member of the Nominating and Governance Committee until January 2019. Mr. Wickersham did not stand for reelection at our annual meeting of stockholders held in January 2019 and, as such, his tenure on our Board, the Audit Committee and the Nominating and Governance Committee ended effective as of January 16, 2019.

(3)	Mr. Willits was appointed to the Nominating and Governance Committee and the Acquisition and Strategy Committee in July 2018. Mr. Willits was appointed to the Audit Committee in January 2019.

Audit Committee

As of the date of this report, the members of the Audit Committee are Messrs. Seidler, Straus and Willits, with Mr. Seidler serving as the Chair of the Audit Committee.

The Audit Committee was established in accordance with applicable SEC rules to oversee our corporate accounting and financial reporting processes and audits of its financial statements. We are required to have an Audit Committee in order to maintain our listing on the Nasdaq Capital Market. Our Board has determined that each of the members of our Audit Committee satisfies the requirements for Audit Committee independence and financial literacy under the current rules and regulations of the SEC and the Nasdaq Stock Market. The Board has also determined that Mr. Seidler is an “Audit Committee financial expert” as defined in SEC rules and satisfies the financial sophistication requirements of Nasdaq. This designation does not impose on Mr. Seidler any duties, obligations or liabilities that are greater than is generally imposed on him as a member of our Audit Committee and our Board.

The Audit Committee is responsible for, among other things:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by the independent auditors;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations;

•

reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and annual and quarterly reports on Forms 10-K and 10-Q; and

•	providing to the Board information and materials to make the Board aware of significant financial and audit-related matters that require the attention of the Board.

The Audit Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Audit Committee is available on the Investors page on our website located at www.swseedco.com.

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2019. The information contained in this report shall not be deemed

“soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended June 30, 2019 with our management. The Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (the “PCAOB”).

The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence.

Based on the foregoing, the Audit Committee has recommended to our Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Our Board has approved this inclusion.

AUDIT COMMITTEE

Charles B. Seidler (Chair)

Robert D. Straus

Alan D. Willits

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

The Compensation Committee is responsible for, among other things:

•	overseeing our compensation policies, plans and benefit programs and making recommendations to the Board with respect to improvements or changes to the compensation plans and adoption of other plans;

•

reviewing and approving with respect to our executive officers: annual base salaries, annual incentive bonuses, equity compensation, employment agreements, severance arrangements and change of control agreements/provisions, signing bonuses or payments of relocation costs and any other benefits, compensation or arrangements;

•	evaluating and approving the corporate and individual goals and objectives relevant to the compensation of our executive officers; and

•	administering our equity compensation plans.

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

The Compensation Committee has retained Frederic W. Cook & Co., Inc., (“FW Cook”), as its compensation consultant. FW Cook was retained to provide an assessment of the Company’s executive and director compensation programs in comparison to executive and director compensation programs at selected publicly-traded peer companies. As part of its engagement, FW Cook was requested by the Board to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels within such comparative group. FW Cook ultimately developed recommendations that were presented to the Compensation Committee and the Board for their consideration in connection with its review and determination of executive compensation for fiscal 2020.

The specific determinations of the Compensation Committee with respect to executive compensation for fiscal 2019 are described in greater detail in the Executive Compensation section of this report.

Nominating and Governance Committee

As of the date of this report, the members of the Nominating and Governance Committee are Ms. Madere, Dr. Fischhoff and Mr. Willits, with Ms. Madere serving as the Chair of the Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee meets the requirements for independence under the current rules of the SEC and Nasdaq.

The goal of the Nominating and Governance Committee is to ensure that the members of our Board have a variety of perspectives and skills derived from high-quality business and professional experience. The Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board. To this end, the committee seeks nominees with high professional and personal integrity, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically. Although neither we nor our Nominating and Governance Committee has a formal policy about diversity in the nominee selection process, our Nominating and Governance Committee charter states that the committee’s goal is to develop a diverse and experienced board. In the context of the existing composition and needs of the board and its committees, the Nominating and Governance Committee considers various factors, including, but not limited to, independence, age, diversity (which, in this context, means race, ethnicity and gender), integrity, skills, financial and other expertise, breadth of experience and knowledge about our business or industry.

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

The Nominating and Governance Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending to our Board the director nominees for each annual meeting of stockholders;

•	evaluating the performance of current members of our Board;

•	ensuring that our Board is properly constituted to meet its fiduciary obligations to us and our stockholders and that we follow appropriate governance standards;

•	developing principles of corporate governance and recommending them to our Board;

•	overseeing compliance by our Board and its committees with applicable laws and regulations, including those promulgated by the rules of the SEC and Nasdaq; and

•	overseeing the evaluation of our Board and recommending compensation of Board members.

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

Scientific Advisory Committee

Established by the Board in January 2019, the Scientific Advisory Committee provides ad-hoc recommendations and guidance to the full Board and the Company’s senior management in connection with the Company’s research and development programs, technology and science. The Scientific Advisory Committee consists of (i) one member currently serving on the Board and (ii) up to three additional members, each of whom shall not be an employee or a director of the Company. As of the date of this report, Dr. Fischhoff was the Chair and sole member of the Scientific Advisory Committee.

Director Independence

At all times throughout fiscal 2019, our Board consisted of a majority of independent directors. Of our eight current directors, throughout fiscal 2019 only the Chief Executive Officer was an employee. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq Capital Market, as in effect from time to time. Our Board has affirmatively determined that Dr. Fischhoff, Ms. Madere and Messrs. Matina, Seidler, Straus and Willits, representing a majority of the director nominees, are “independent directors” as defined under the rules of the SEC and Nasdaq. In reaching its conclusions, the Board considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of the directors, including those discussed under the caption “Transactions with Related Persons” below. Our Board determined that any relationships that exist or existed in the past between us and each of the foregoing nominees, if any, were immaterial on the basis of the information set forth in the above-referenced sections.

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

Board Meetings and Attendance

The Board met eight times in fiscal 2019. Each member of the Board attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board held during the period for which such person has been a director, and (ii) the total number of meetings held by each committee of the Board on which such person served during the periods that such person served.

Board Attendance at Annual Stockholder Meetings

Our directors are strongly encouraged to attend each annual meeting of stockholders, although such attendance is not required. All of our then-current directors attended the Annual Meeting of Stockholders held on January 16, 2019.

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

Role of the Board in Risk Oversight

Our Board, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our full Board, our senior management are responsible for the day-to-day management of the material risks we face. In its oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. This involvement of the Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk and its determination of what constitutes an appropriate level of risk for us. Additionally, our Board regularly receives updates from senior management and outside advisors regarding certain risks we face, including various operating risks. Our senior management attends meetings of our Board, and each committee meets with key management personnel and representatives of outside advisors as necessary. Additionally, senior management makes itself available to address any questions or concerns raised by the board on risk management and any other matters.

Our Board and each of our Audit, Compensation and Nominating and Governance committees oversee certain aspects of risk management.

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

As a smaller reporting company, we are not required to provide a separately-captioned “Compensation Discussion and Analysis” section. However, in order to provide a greater understanding to our stockholders regarding our compensation policies and decisions with respect to our Named Executive Officers, we are including additional information regarding the compensation of our Named Executive Officers.

Compensation Philosophy and Processes

Compensation for our executives and key employees is designed to attract and retain people who share our vision and values and who can consistently perform in such a manner that enables the Company to achieve its strategic goals. The Compensation Committee believes that the total compensation package for each of our executive officers is competitive with the market, thereby allowing us to retain executive talent capable of leveraging the skills of our employees and our unique assets in order to increase stockholder value. Our Named Executive Officers refers to those executive officers identified in the Summary Compensation Table below. Our Named Executive Officers for fiscal year 2019 included the following individuals: Mark W. Wong, President and Chief Executive Officer; Matthew K. Szot, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer; and Donald M. Panter, Executive Vice President, Americas.

The Company’s executive compensation programs are designed to (1) motivate and reward our executive officers, (2) retain our executive officers and encourage their quality service, (3) incentivize our executive officers to appropriately manage risks while improving our financial results, and (4) align executive officers’ interests with those of our stockholders. Under these programs, our executive officers are rewarded for the achievement of company objectives and the realization of increased stockholder value.

The program seeks to remain competitive with the market while also aligning the executive compensation program with stockholder interests through the following types of compensation: (i) base salary; (ii) annual cash-based incentive bonuses; and (iii) equity-based incentive awards.

Key Executive Compensation Objectives

The compensation policies developed by the Compensation Committee are based on the philosophy that compensation should reflect both Company-wide performance, financially and operationally, and the individual performance of the executive, including management of personnel under his supervision. The Compensation Committee’s objectives when setting compensation for our executive officers include:

•

Setting compensation levels that are sufficiently competitive such that they will motivate and reward the highest quality individuals to contribute to our goals, objectives and overall financial success. This is done in part through reviewing and comparing the compensation of other companies in our peer group.

•

Retaining executives and encouraging their continued quality service, thereby encouraging and maintaining continuity of the management team. Our competitive base salaries combined with cash and equity incentive bonuses, retirement plan benefits and the vesting requirements of our equity-based incentive awards, encourage high-performing executives to remain with the Company.

•	Incentivizing executives to appropriately manage risks while attempting to improve our financial results, performance and condition.

•

Aligning executive and stockholder interests. The Compensation Committee believes the use of equity compensation as a key component of executive compensation is a valuable tool for aligning the interests of our executive officers with those of our stockholders.

Our compensation program is designed to reward superior performance of both the Company and each individual executive and seeks to encourage actions that drive our business strategy. Our Compensation Committee or a member thereof, meets with each of our executives periodically to review performance, goals and expectations so that our annual compensation decisions, when made, will be more transparent.

Oversight of Executive Compensation

The Role of the Compensation Committee in Setting Compensation. Our Compensation Committee determines and recommends to our Board the compensation of our executive officers. The Compensation Committee also administers our equity incentive plans. The Compensation Committee reviews base salary levels for executive officers of our company and recommends raises and bonuses based upon the company’s achievements, individual performance and competitive and market conditions. The Compensation Committee may delegate certain of its responsibilities, as it deems appropriate, to compensation subcommittees or to our officers, but it has not elected to do so to date.

The Role of Executives in Setting Compensation. While the Compensation Committee does not delegate any of its functions to others in setting the compensation of senior management, it includes members of senior management in the Compensation Committee’s executive compensation process. We have asked each of our senior executives to annually provide us with input with regard to their goals for the coming year. These proposals include suggested company-wide and individual performance goals. The individual goals include not only the goals of such executive but also goals of the employees for whom the executive is responsible. The Compensation Committee reviews these proposals with the executives and provides the Committee’s perspective on those aspects that the Committee may feel should be modified. Quarterly meetings with the executives will permit an ongoing dialog to further our goal of enhancing communication and managing expectations regarding compensation matters.

The Role of Consultants in Setting Compensation. In fiscal 2019, the Compensation Committee did not retain compensation consultants to assist it in its review of executive compensation although it is empowered by its charter to do so. In July 2019, the Compensation Committee engaged FW Cook as compensation consultant the Compensation Committee. As part of its engagement, FW Cook was requested by the Compensation Committee to provide a review and analysis of the Company’s executive and director compensation programs in comparison to executive and director compensation programs at selected publicly-traded peer companies, for purposes of developing recommendations for the Company’s compensation policies and practices in fiscal 2020. For further discussion regarding the Compensation Committee’s engagement of FW Cook, see Item 10, above, under the heading “Compensation Committee.”

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

The structure of our compensation program for our executive officers does not incentivize unnecessary or excessive risk taking. The base salary component of compensation does not encourage risk taking because it is a fixed amount. The incentive plan awards have risk-limiting characteristics:

•	Annual incentive awards to each of our executive officers are limited to the fixed maximum specified in the incentive plan;

•	Annual incentive awards are based on a review of a variety of performance factors, thus diversifying the risk associated with any single aspect of performance;

•

The Compensation Committee, which is composed of independent members of our Board, approves final incentive plan cash and stock awards in its discretion after reviewing executive and corporate performance; and

•

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

Base Salaries. We provide our Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year and sustained performance. The purpose of the base salary is to reflect job responsibilities, value to us and competitiveness of the market. Salaries for our Named Executive Officers are determined by the Compensation Committee based on the following factors: nature and responsibility of the position and, to the extent available, salary norms for comparable positions; the expertise of the individual executive; and the competitiveness of the market for the executive’s services.

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

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our Compensation Committee is responsible for approving equity grants. As of the end of fiscal 2019, our Named Executive Officers have been granted both stock option awards and restricted stock units. Vesting of the stock option and restricted stock unit awards is tied to continuous service with us and serves as an additional retention measure and long-term incentive.

Key Compensation Decisions and Developments for Fiscal Year 2019

For fiscal 2019, our Chief Executive Officer, Mr. Wong, was entitled to receive an annual discretionary bonus, with an initial target bonus of $855,000, subject to a maximum amount equal to $1,045,000, payable 70% in equity and 30% in cash. Our Executive Vice President, Finance and Administration and Chief Financial Officer, Mr. Szot, was entitled to receive an annual performance bonus with an initial target bonus of 110% of his base salary, subject to a maximum amount equal to 135% of his base salary. Mr. Panter, our Executive Vice President, Americas, was entitled to receive an annual performance bonus with an initial target bonus of 100% of his base salary. Each of the performance bonuses for Mr. Szot and Mr. Panter were payable 50% in cash and 50% in equity. Following the completion of the 2019 fiscal year, each of these executive officers evaluated himself against his specific goals and presented his assessment to the Compensation Committee. The Compensation Committee followed with its own review of these self-assessments, in addition to its review of the fiscal 2019 corporate goals and objectives for these executive officers and their performance in light of these goals and objectives. Based on its review, in October 2019 the Compensation Committee determined the fiscal 2019 cash and equity incentive awards for our Named Executive Officers, as follows:

Mark W. Wong	99% of his initial target bonus
Matthew K. Szot	100% of his initial target bonus
Donald M. Panter	91% of his initial target bonus

•	Base Pay. As of the end of fiscal 2019, the base salaries for our Named Executive Officers were as follows:

Mark W. Wong	$475,000
Matthew K. Szot	$310,000
Donald M. Panter	$260,000

•	Cash-Based Incentive Compensation. The following cash incentive bonuses were determined in October 2019 for performance during fiscal 2019:

Mark W. Wong	$253,935
Matthew K. Szot	$170,500
Donald M. Panter	$117,650

•

Equity-Based Incentive Compensation. The remaining 50% of each of Messrs. Szot’s and Panter’s total performance bonuses was payable in equity and divided equally into a restricted stock unit award and a stock option grant. The remaining $592,515 of Mr. Wong’s total performance bonus was payable in equity, divided 42.5% into a restricted stock unit award and 57.5% into a stock option grant. Based on the final assessments of the Compensation Committee, in October 2019, these executive officers were granted the following equity incentive awards under our 2019 Equity Incentive Plan:

Named Executive Officer	Stock Options (#)	Restricted Stock Units (“RSUs”) (#)	Dollar Value of Options and RSUs
Mark W. Wong	391,312	106,253	$592,515
Matthew K. Szot	97,915	35,970	$170,500
Donald M. Panter	67,564	24,821	$117,650

All of the options and restricted stock units awarded as incentive bonus compensation vest quarterly over three years, commencing on January 1, 2020.

In addition to the grants listed in the table above, Mr. Panter received a one-time award under our Amended and Restated 2009 Equity Incentive Plan of stock options to purchase 75,000 shares of common stock, with an aggregate dollar value equal to $76,756. The options vest quarterly over three years, commencing on January 1, 2019. The grant was issued in connection with his appointment as our Executive Vice President, Americas in October 2018.

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended June 30, 2019 and 2018 regarding the compensation of (i) our Chief Executive Officer and (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of fiscal 2019. These individuals are referred to herein as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Mark W. Wong	2019	450,945	251,819	340,696	253,935	15,152	(3)	1,312,547
President and Chief Executive Officer	2018	350,000	120,000	120,000	240,000	404	(3)	830,404

Matthew K. Szot	2019	313,462	85,250	85,250	170,500	12,758	(4)	667,220
Executive Vice President of Finance and Administration, Secretary, Chief Financial Officer and Treasurer	2018	285,000	39,890	39,890	148,200	13,805	(4)	526,785

Donald M. Panter (5)	2019	180,000	58,825	135,581	117,650	153,317	(6)	645,373
Executive Vice President, Americas	2018	—	—	—	—	—		—

(1)

The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date and, in the case of the restricted stock awards, assuming 100% probability of achievement of conditions for full vesting as of the grant date. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards.

(2)	Amounts represent annual cash performance-based bonuses earned for fiscal 2019 and 2018.
(3)	Includes $15,152 and $404 in 401(k) matching employer contributions for fiscal 2019 and 2018, respectively.
(4)

Includes (a) $10,758 and $10,805 in 401(k) matching employer contributions for fiscal 2019 and 2018, respectively; and (b) $2,000 and $3,000 in fees for service on the board of S&W Australia in 2019 and 2018, respectively.

(5)	Mr. Panter was not employed by us during fiscal 2018 and therefore did not earn any employment compensation during fiscal 2018.
(6)

Includes (a) $5,622 in 401(k) matching employer contributions for fiscal 2019; (b) $76,732 in reimbursement of certain relocation costs incurred by Mr. Panter (which includes amounts payable by the Company for the payment of taxes resulting from such reimbursements); and (c) $70,962 in consulting fees for fiscal 2019 earned prior to Mr. Panter’s appointment as our employee.

Outstanding Equity Awards at Fiscal Year End 2019

The following table sets forth information regarding each unexercised option award held by our Named Executive Officers as of June 30, 2019.

Name	Option Awards(1)					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark W. Wong (3)	7,000	—		3.61	12/9/24
	10,000	—		4.25	12/11/25
	6,632	—		4.75	12/20/26
	104,165	45,835	(4)	3.85	6/22/27
	24,999	75,001	(5)	3.20	8/31/28
						28,125	(6)	$74,250

Matthew K. Szot	45,000	—		3.95	12/11/24
	50,000	—		4.76	7/18/25
	16,535	3,316	(7)	4.86	10/5/26
	17,310	12,377	(8)	3.10	9/18/27
	8,310	24,940	(9)	3.20	8/31/28
						5,031	(10)	13,282
						9,352	(11)	24,689
						1,372	(12)	3,622

Donald M. Panter	12,500	62,500	(13)	2.79	10/29/28

(1)

All of the option awards were granted under the S&W Seed Company Amended and Restated 2009 Equity Incentive Plan. The S&W Seed Company Amended and Restated 2009 Equity Incentive Plan was succeeded by the S&W Seed Company 2019 Equity Incentive Plan on January 16, 2019.

(2)	All of the option awards were granted with a per share price not less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board.
(3)

Mr. Wong has received five option grants as of the end of fiscal 2019. The 7,000 and 10,000 options appearing in the first and second row of this table, respectively, were made to Mr. Wong as a member of the Board and not as an executive officer.

(4)	The options vest in 36 monthly installments at the end of each month, commencing on June 30, 2017 and continuing through and including May 31, 2020.
(5)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2018 and will continue through July 1, 2021.
(6)

RSUs, which were awarded on August 31, 2018, vest quarterly with the passage of time beginning on October 1, 2018 and continuing through July 1, 2021. The market value of the RSUs is based on a closing price of $2.64, which was the closing price on June 28, 2019, the last trading day of fiscal 2019.

(7)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on January 1, 2017 and will continue through October 1, 2019.

(8)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2017 and will continue through July 1, 2020.
(9)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on October 1, 2018 and will continue through July 1, 2021.
(10)

RSUs, which were awarded on September 18, 2017, vest quarterly with the passage of time beginning on October 1, 2017 and continuing through July 1, 2020. The market value of the RSUs is based on a closing price of $2.64, which was the closing price on June 28, 2019, the last trading day of fiscal 2019.

(11)

RSUs, which were awarded on August 31, 2018, vest quarterly with the passage of time beginning on October 1, 2018 and continuing through July 1, 2021. The market value of the RSUs is based on a closing price of $2.64, which was the closing price on June 28, 2019, the last trading day of fiscal 2019.

(12)

RSUs, which were awarded on October 5, 2016, vest quarterly with the passage of time beginning on January 1, 2017 and continuing through October 1, 2019. The market value of the RSUs is based on a closing price of $2.64, which was the closing price on June 28, 2019, the last trading day of fiscal 2019.

(13)	The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on January 1, 2019 and will continue through October 1, 2021.

Employment Agreements with Named Executive Officers and Potential Payments upon Termination or Change of Control

As of June 30, 2019, we had employment agreements with each of our Named Executive Officers.

Wong Employment Agreement

On June 19, 2017 in connection with his appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. Wong (the “Wong Employment Agreement”), pursuant to which Mr. Wong was entitled to receive the following compensation:

•	annual base salary initially fixed at $350,000;

•

eligibility to receive an annual performance bonus, with an initial target bonus of up to $800,000, payable 70% in equity awards and 30% in cash, of which his cash portion for fiscal year 2018 was guaranteed at a minimum of $240,000; and

•

an initial stock option grant under our Amended and Restated 2009 Equity Incentive Plan, exercisable for up to 150,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value on the date of grant, all of which shares will be subject to monthly vesting over a three-year period.

The Wong Employment Agreement also provides that, in the event Mr. Wong’s employment is terminated without cause, or he resigns for good reason (each as defined in the Wong Employment Agreement) he will be entitled to:

•

the vesting of all of his outstanding equity awards will immediately accelerate in full as of the date of such termination or resignation, and the exercise period for each stock option held as of the date of termination will be extended to the remainder of the full term of the option, and

•

(i) a cash severance payment equal to twelve months of his base salary in effect at the time of his termination, plus the full amount of the possible bonus compensation to which he would have been entitled for the current year (the “Cash Severance Payment”), and (ii) payment of health insurance premiums for twelve months, all subject to the Company’s timely receipt of an effective release and waiver of claims from Mr. Wong.

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

In December 2018 our Board approved changes to the terms of Mr. Wong’s compensation, effective October 25, 2018 and for a period of two years, pursuant to which Mr. Wong is entitled to receive the following compensation:

•	annual base salary of $475,000; and

•	eligibility to receive an annual performance bonus, with an initial target bonus of $855,000, subject to a maximum amount equal to $1,045,000, payable 70% in equity awards and 30% in cash.

In addition, our Board approved changes to Mr. Wong’s severance in connection with a change of control. As modified, in the event of a change of control, or in the event we sell all or substantially all of our assets, and Mr. Wong is not offered a comparable position with the successor-in-interest resulting from such transaction, under Mr. Wong will be entitled to the following:

•

provided that Mr. Wong is employed by us immediately prior to any such change in control transaction, the vesting of all of his outstanding equity will accelerate in full as of immediately prior to the effective time of such transaction, and the exercise period for each stock option held as of the date of such transaction will be extended to the remainder of the full term of the option;

•

in the event the price of our common stock payable in connection with such transaction is less than $6 per share, a cash severance payment equal to the sum of (i) twelve months of his base salary in effect at the time of his termination, plus (ii) two times the full amount of the possible cash component of the bonus compensation to which he would have been entitled for the current year;

•

in the event the price of our common stock payable in connection with such transaction is between $6 per share and $9 per share, (a) a cash severance payment equal to the sum of (i) twenty-four months of his base salary in effect at the time of his termination, plus (ii) two times the full amount of the possible cash component of the bonus compensation to which he would have been entitled for the current year, and (b) two times the full amount of the possible equity component of the bonus compensation to which he would have been entitled for the current year;

•

in the event the price of our common stock payable in connection with such transaction is between $9 per share and $12 per share, (a) a cash severance payment equal to the sum of (i) thirty months of his base salary in effect at the time of his termination, plus (ii) two and a half times the full amount of the possible cash component of the bonus compensation to which he would have been entitled for the current year, and (b) two and a half times the full amount of the possible equity component of the bonus compensation to which he would have been entitled for the current year; and

•

in the event the price of our common stock payable in connection with such transaction is greater than $12 per share, (a) a cash severance payment equal to the sum of (i) thirty-six months of his base salary in effect at the time of his termination, plus (ii) three times the full amount of the possible cash component of the bonus compensation to which he would have been entitled for the current year, and (b) three times the full amount of the possible equity component of the bonus compensation to which he would have been entitled for the current year.

Except as discussed above, the principal terms of the Mr. Wong’s employment remain consistent with those in the Wong Employment Agreement.

Szot Employment Agreement

In March 2016, we entered into a three-year employment agreement with Mr. Szot, effective January 1, 2016 and expiring on December 31, 2018. The principal terms of Mr. Szot’s employment agreement were as follows:

•	Mr. Szot will continue to serve as our Executive Vice President of Finance and Administration and Chief Financial Officer.

•	Mr. Szot’s annual base salary was initially fixed at $285,000, subject to periodic review (not less frequently than annually).

•

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

•

Mr. Szot will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and shall be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.

•

Mr. Szot will be entitled to various executive benefits and perquisites, including, without limitation, all generally provided company employee benefits, plus life insurance purchased for his beneficiaries by us.

•

In the event Mr. Szot’s employment is terminated without cause (as defined in the Szot Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current base salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.

•

In the event of a change of control, and provided that Mr. Szot is not offered a comparable position (as defined in the Szot Employment Agreement) by the surviving company, he will be entitled to a severance payment equal to (a) his annual base salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year’s targeted incentive bonus compensation, multiplied by a factor of 1.5; provided, however, that the multiplier shall be increased to a factor of two in the event the price of our Common Stock payable in connection with the change of control transaction is at least $10 per share. In addition, we will pay, or cause to be paid, Mr. Szot’s health insurance premiums for one and a half years from the date of the change of control transaction or, in the event the transaction price is at least $10 per share, for two years.

•

Whether due to a termination without cause or a change of control, all equity grants and awards shall vest in full and be non-forfeitable immediately before the date of termination on a termination without cause or the change of control event.

In December 2018 our Board approved changes to the terms of Mr. Szot’s compensation, effective October 25, 2018 and for a period of two years, pursuant to which Mr. Szot is entitled to receive the following compensation:

•	annual base salary of $310,000; and

•

eligibility to receive an annual performance bonus, with an initial target bonus of 110% of his base salary, subject to a maximum amount equal to 135% of his base salary, payable 50% in equity awards and 50% in cash.

In April 2019, we entered into a new employment agreement with Mr. Szot (the “Szot Employment Agreement”), to memorialize the terms of Mr. Szot’s employment arrangement with us. Unless terminated earlier pursuant to its terms, the Mr. Szot’s employment agreement will expire on December 31, 2020. The principal terms of Mr. Szot’s employment agreement are as follows:

•	Mr. Szot will continue to serve as our Executive Vice President of Finance and Administration and Chief Financial Officer.

•	Mr. Szot’s annual base salary is initially fixed at $310,000, effective retroactively to October 25, 2018. The base salary is subject to periodic review (not less frequently than annually).

•

Bonus compensation shall be payable in the discretion of the Compensation Committee upon consideration of personal and Company financial goals mutually agreed upon by the Compensation Committee and Mr. Szot. Initially, an annual incentive bonus with an initial target amount equal to 110% of the base salary, with a maximum potential bonus of up to 135% of the base salary, which is payable 50% in cash and 50% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

•

Mr. Szot is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to our other executive officers.

•

In the event Mr. Szot’s employment is terminated without cause (as defined in the Szot Employment Agreement), he will be entitled to receive a cash severance payments ranging in amounts from six months’ worth of his base salary (in the event of non-renewal of the Szot Employment Agreement) to twelve months’ worth of his base salary and 100% of the his Target Bonus Amount (if Mr. Szot’s employment is terminated without Cause or he resigns for Good Reason (each as defined in the Szot Employment Agreement))

•

In the event of a change of control, and provided that Mr. Szot during the three months before or 12 months after the effective date of a Change of Control (as defined in the Szot Employment Agreement), Mr. Szot’s employment is terminated without Cause or he resigns for Good Reason, he will be eligible to receive: (i) cash severance equal to (a) 18 months’ of the base salary, provided that such amount shall be increased to 24 months’ of the base salary if the per share consideration payable in connection with the Change of Control (the “Transaction Price”) is at least $10.00, and (b) 150% of the Target Bonus Amount, provided that such amount shall be increased to 200% of the Target Bonus Amount if the Transaction Price is at least $10.00; and (ii) payment of Mr. Szot’s COBRA premiums (including coverage for Mr. Szot’s eligible dependents) for 18 months, which period shall be extended to 24 months if the Transaction Price is at least $10.00.

•

Whether due to a termination without cause or a change of control, all equity grants and awards shall vest in full and be non-forfeitable immediately before the date of termination on a termination without cause or the change of control event.

Panter Employment Agreement

In October 2018, Donald M. Panter was appointed as Executive Vice President, Americas. In connection with the appointment, Mr. Panter entered into an employment agreement (the “Panter Employment Agreement”) containing the following terms:

•	Mr. Panter will serve as our Executive Vice President, Americas.

•	Mr. Panter’s annual base salary is initially fixed at $260,000. The base salary is subject to periodic review (not less frequently than annually).

•

Mr. Panter was entitled to an initial stock option grant under our Amended and Restated 2009 Equity Incentive Plan, exercisable for up to 75,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value on the date of grant, all of which shares are subject to quarterly vesting over a three-year period.

•

Bonus compensation shall be payable in the discretion of the Compensation Committee upon consideration of personal and Company financial goals mutually agreed upon by the Compensation Committee and Mr. Panter. Initially, an annual incentive bonus of up to 100% of the base salary may be paid, which is payable 50% in cash and 50% in equity. The amount of the bonus compensation, allocation between cash and equity and the target goals will be subject to annual review.

•

Mr. Panter will continue to be eligible to participate in our equity incentive plan or plans in effect from time to time and shall be considered for grants and awards at such times and in such amounts as shall be deemed appropriate by the Compensation Committee.

•

Mr. Panter will be entitled to various executive benefits and perquisites, including, without limitation, all generally provided company employee benefits, life insurance for the benefit of his beneficiaries, a death benefit equal to his base salary at the time of death, if he dies while on Company-related business or two times his base salary at the time of death, if he dies while on company-related business.

•

In the event Mr. Panter’s employment is terminated without cause (as defined in the Panter Employment Agreement), he will be entitled to receive a cash severance payment equal to 12 months of his then-current base salary, plus the cash value of the maximum incentive bonus compensation to which he could be entitled for the current year.

•

In the event of a change of control, Mr. Panter he will be entitled to a severance payment equal to (a) his annual base salary as in effect immediately before the change of control transaction plus (b) the full amount of the current year’s targeted incentive bonus compensation, multiplied by a factor of 1.5. In addition, we will pay, or cause to be paid, Mr. Panter’s health insurance premiums for one and a half years from the date of the change of control transaction.

Each of the above employment agreements defines “change-of-control” as the sale of all or substantially all of the assets of the Company or the acquisition of the Company by another entity by means of consolidation or merger after which the then S&W stockholders before the transaction hold less than 50% of the voting power of the surviving corporation; provided, however, that a reincorporation of the Company will not be deemed a Change of Control.

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

Summary Director Compensation Table

The following table summarizes the fiscal 2019 compensation earned by each person who served on the Board at any time during fiscal 2019, other than Mr. Wong, our President and Chief Executive Officer, whose compensation is described under “Executive Compensation” beginning on page 13.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
David A. Fischhoff, Ph.D.	48,538		27,375	8,913	84,826
Mark J. Harvey	177,000	(4)	—	—	177,000
Consuelo E. Madere	48,432		26,249	8,547	83,227
Alexander C. Matina	72,000		31,501	10,256	113,757
Charles B. Seidler	51,000		27,375	8,913	87,288
Robert D. Straus	51,875		26,249	8,547	86,671
Grover T. Wickersham (5)	26,375		—	—	26,375
Alan D. Willits	53,345		41,063	13,424	107,833

(1)

The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the directors as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. These amounts do not correspond to the actual value that may be realized by the directors upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards, refer to Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 18, 2019.

(2)

As of June 30, 2019, the aggregate number of shares outstanding under all stock awards held by our non-employee directors were: David A. Fischhoff: 12,155 shares; Mark J. Harvey: no shares; Consuelo E. Madere: 11,986 shares; Alexander C. Matina: 14,384 shares; Charles B. Seidler: 12,500 shares; Robert D. Straus: 18,042 shares; Alan D. Willits: 12,500 shares.

(3)

As of June 30, 2019, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: David A. Fischhoff: 24,655 shares; Mark J. Harvey: 7,000 shares; Consuelo E. Madere: 17,856 shares; Alexander C. Matina: 42,026 shares; Charles B. Seidler: 42,609 shares; Robert D. Straus: 11,986 shares; Alan D. Willits: 16,648 shares.

(4)

This amount includes an annual stipend of $175,000 paid to Mr. Harvey for his role as Non-Executive Chairman of the Board, in addition to the per meeting fees for serving a director of S&W Seed Company Australia Pty Ltd.

(5)	Mr. Wickersham did not stand for reelection at our Annual Meeting of Stockholders held in January 2019.

Annual Retainer and Per Meeting Fees for Non-Employee Directors

Directors who are also our employees do not receive any additional compensation for their service on the Board. Other than our Chairman, non-employee directors receive an annual cash retainer of $30,000. In fiscal 2019, the Chairman of the Board was paid an annual cash retainer of $175,000, payable monthly.

In addition to the annual retainer, non-employee directors receive:

•	an annual restricted stock unit award for a number of shares equal to $22,500 divided by the price per share of our common stock on the date of grant; and

•	an annual option grant to purchase a number of shares equal to $22,500 divided by the price per share of our common stock on the date of grant.

For service on the various committees of our Board, our non-employee directors receive:

•

an annual retainer of $25,000, $20,000, $15,000, $15,000, $25,000 and $15,000 for service as chair of our Audit Committee, Compensation Committee, Nominating and Governance Committee, Finance Committee, Acquisition and Strategy Committee and Scientific Advisory Committee, respectively; and

•

an annual retainer of $12,500, $10,000, $7,500, $7,500, $25,000 and $7,500 for service as a member of our Audit Committee, Compensation Committee, Nominating and Governance Committee, Finance Committee Acquisition and Strategy Committee and Scientific Advisory Committee, respectively.

These committee retainers are paid 70% in cash and 30% in equity, with the equity portion divided equally into:

•	a restricted stock unit award for a number of shares based on the price per share of our common stock on the date of grant; and

•	an option grant to purchase a number of shares based on the price per share of our common stock on the date of grant.

These equity awards are granted following our annual stockholders meeting each year, and vest on the one-year anniversary of the date of grant.

We also reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings and for other company-related out-of-pocket expenses they may incur.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of October 15, 2019, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	our executive officers named in the Summary Compensation Table and our current directors and director nominees; and

•	all of our executive officers and directors as a group.

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

Applicable percentage ownership is based on 33,290,800 shares of common stock outstanding on October 15, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 15, 2019 (December 15, 2019). We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

	Number of Shares		Number of Shares Subject to Options, RSUs and Warrants Exercisable by		Total Shares Beneficially Owned
Name of Beneficial Owners	Beneficially Held		December 15, 2019		Number		Percent
5% Stockholders
MFP Partners, L.P. (1)	15,945,017		200,000		16,145,017	(2)	48.2%
Wynnefield Capital Management LLC and Related Entities (3)	4,222,308		—		4,222,308		12.7
Directors and Executive Officers
David A. Fischhoff, Ph.D.	5,447		12,155	(4)	17,602		*
Mark J. Harvey	234,925	(5)	7,000	(6)	241,925		*
Consuelo E. Madere	—		5,870	(7)	11,740		*
Alexander C. Matina	6,316		27,642	(8)	33,958		*
Charles B. Seidler	84,297		30,109	(9)	144,406		*
Robert D. Straus	—		6,056	(10)	12,112		*
Alan D. Willits	—		4,148	(11)	8,296		*
Mark W. Wong	92,964		181,963	(12)	274,927		*
Matthew K. Szot	74,715		177,788	(13)	252,503		*
Donald M. Panter	—		25,000	(14)	25,000		*

All executive officers, directors as a group (12 persons)	498,664		502,731		1,001,395	(15)	3.0%

*	Less than one percent.
(1)

Based solely upon a Schedule 13D/A filed with the SEC on November 21, 2018 by MFP Investors LLC. MFP Investors LLC is the general partner of MFP Partners, L.P. (“MFP”). Michael F. Price is the managing partner of MFP and the managing member and controlling person of MFP Investors, LLC. The address for MFP is 667 Madison Avenue, 25th Floor, New York, NY 10065. Alexander C. Matina, a member of our Board of Directors, is Vice President, Investments of MFP.

(2)

Includes 200,000 shares issuable upon exercise of warrants. The warrants are exercisable only to the extent that, upon such exercise, MFP will not own shares in excess of 19.99% of the total number of shares outstanding immediately after giving effect to the exercise, unless MFP gives notice that it desires to increase the applicable beneficial ownership limit. The total in this table does not take into account this limitation. Therefore, the actual number of shares of common stock currently beneficially owned by MFP, after giving effect to the blocker, is less than the number reported in the table. The information set forth is based on the information provided by MFP’s Schedule 13D/A filed with the SEC on November 21, 2018. Alexander C. Matina, a member of our Board of Directors, is Vice President of Investments for MFP.

(3)

Based solely upon a Schedule 13D/A filed with the SEC on December 29, 2017 by Wynnefield Partners Small Cap Value, L.P. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 1,353,574 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. (“Partners”), 2,159,285 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 580,214 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (the “Fund”) and 129,235 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan. Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I. Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I and the Fund because he is the co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund). Mr. Obus and Mr. Landes both disclaim any beneficial ownership of the shares of common stock reported in this report.

(4)	Includes 12,155 shares issuable upon exercise of options.
(5)	Includes (i) 14,259 shares owned directly by Mr. Harvey; and (ii) 220,666 shares held in a retirement fund directed by Mr. Harvey and as to which he is a beneficiary.
(6)	Includes 7,000 shares issuable upon exercise of options.
(7)	Includes 5,870 shares issuable upon exercise of options.

(8)	Includes 27,642 shares issuable upon exercise of options.
(9)	Includes 30,109 shares issuable upon exercise of options.
(10)	Includes 6,056 shares issuable upon exercise of options.
(11)	Includes 4,148 shares issuable upon exercise of options.
(12)	Includes 181,963 shares issuable upon exercise of options.
(13)	Includes 177,788 shares issuable upon exercise of options.
(14)	Includes 25,000 shares issuable upon exercise of options.
(15)

Consists of shares beneficially owned by our named executive officers and directors, and includes 25,000 shares issuable upon exercise of options that are held by one executive officer who is not individually named in the table.

2019 Equity Incentive Plan

The S&W Seed Company 2019 Equity Incentive Plan (the “2019 Plan”) authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based compensation to employees, officers, directors and consultants. A total of 4,243,790 shares of common stock have been issued or are currently reserved for issuance under the 2019 Plan, which was adopted at our Annual Meeting of Stockholders held on January 16, 2019, as successor to the 2009 Plan (as defined below).

Amended and Restated 2009 Equity Incentive Plan

The S&W Seed Company Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based compensation to employees, officers, directors and consultants. A total of 2,450,000 shares of common stock had been issued or were reserved for issuance under the 2009 Plan as of January 16, 2019, at which time the 2009 Plan was succeeded by the 2019 Plan.

Equity Compensation Plan Information

The following table summarizes the information about the options and other equity compensation under the 2019 Plan and the 2009 Plan as of the close of business on June 30, 2019. We have no equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	1,279,956	(1)	$3.55	(2)	2,957,294

(1)

Represents awards granted under the 2009 Plan and the 2019 Plan. The 2019 Plan became effective on January 16, 2019, at which time the 2019 Plan succeeded the 2009 Plan. Consists of 1,122,752 options and 157,204 RSUs.

(2)	Represents the weighted average exercise price of outstanding options.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Audit Committee is responsible for reviewing and approving, in advance, all related party transactions. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in the Audit Committee charter. A copy of the Audit Committee charter is available on our website at http://www.swseedco.com in the Investors section under “Corporate Governance.” Each year, the Audit Committee, assisted by our legal counsel, works with our directors, executive officers and certain stockholders to identify any transactions with us in which the executive officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests.

Related Person Transactions

On July 19, 2017, we entered into a Securities Purchase Agreement with certain purchasers, including MFP Partners, L.P. (“MFP”) and certain entities related to Wynnefield Capital Management LLC (collectively, “Wynnefield”), pursuant to which MFP purchased approximately $3.7 million of shares of our common stock and Wynnefield purchased approximately $3.0 million of shares of our common stock. Each of MFP and Wynnefield is a beneficial owner of more than 5% of our common stock. Alexander C. Matina, a member of our Board, is Vice President, Investments of MFP. Robert D. Straus, a member of our Board since January 9, 2018, is a Portfolio Manager and Analyst at Wynnefield.

On October 11, 2017, we entered into a Securities Purchase Agreement with Mark W. Wong, our President and Chief Executive Officer, pursuant to which Mr. Wong purchased approximately $262,500 of shares of our common stock at a purchase price of $3.50 per share.

On December 22, 2017, we completed the closing of our rights offering of 3,500,000 shares of our Common Stock. At the closing, we sold and issued an aggregate of 2,594,923 shares of our Common Stock at a subscription price of $3.50 per share (the “Subscription Price”). Pursuant to a backstop commitment with MFP, concurrently with the closing of rights offering, we sold and issued the remaining 905,077 shares of our Common Stock not purchased in the rights offering to MFP at the subscription price of $3.50 per share. Combined, we sold and issued an aggregate of 3,500,000 shares of our common stock for aggregate gross proceeds of $12.25 million.

On September 5, 2018, we entered into a Securities Purchase Agreement with MFP, pursuant to which we sold to MFP (i) 1,607,717 shares of our common stock to MFP at a purchase price of $3.11 per share at an initial closing held on September 5, 2018, for gross proceeds of approximately $5.0 million, and (ii) 7,235 shares of our newly designated Series A Convertible Preferred Stock at a purchase price of $3,110 per share at a second closing completed on October 23, 2018.

On December 18, 2018, we entered into a Loan and Security Agreement (the “MFP Loan Agreement”) with MFP, pursuant to which we were able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, we were obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, we drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to us on December 21, 2018. On December 31, 2018, we repaid in full the $1,000,000 disbursed to us. As of June 30, 2019, no amounts remained outstanding under the MFP Loan Agreement.

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

Independence of Directors

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Annual Evaluation and Selection of Independent Auditor

To help assure continuing auditor independence, our Audit Committee annually reviews Crowe LLP’s independence and performance in connection with the Committee’s determination of whether to retain Crowe LLP or engage another firm as our independent auditor. In the course of these reviews, our Audit Committee considers, among other things:

•	Crowe LLP’s recent performance on our company audits;

•	Crowe LLP’s institutional knowledge and expertise regarding our company’s global business, accounting policies and practices and internal control over financial reporting enhances audit quality;

•	the professional qualifications of Crowe LLP, the lead audit partner and other key engagement partners;

•	Crowe LLP’s disclosures related to audit quality and performance, including recent PCAOB inspections;

•	the appropriateness of Crowe LLP’s audit fees; and

•	the quality and candor of Crowe LLP’s communications with the Audit Committee and management.

Principal Accountant Fees and Services

Our Audit Committee is responsible for audit firm compensation. The aggregate fees billed by Crowe LLP for the years ended June 30, 2019 and 2018 for the professional services described below are as follows:

	Fiscal Year Ended
	June 30, 2019	June 30, 2018
Audit fees (1)	$342,500	$245,000
Audit-related fees (2)	127,992	9,795
Tax fees	—	—
All other fees (3)	27,710	29,970

Total fees	$492,202	$284,765

(1)	Audit fees consist of fees for professional services performed by Crowe LLP for the audit of our annual financial statements and review of our quarterly financial statements.
(2)

Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of our financial statements. For the year ended June 30, 2019, these fees included services to support the Chromatin asset acquisition including audits of the historical financial statements of Chromatin.

(3)

For the years ended June 30, 2019 and 2018, these fees were paid in connection with certain reimbursements and review of and consents for our registration statements and filings and related services that are normally provided in connection with statutory and regulatory filings or engagements.

All of the fees described above were pre-approved by our Audit Committee.

Rotation of Lead Audit Partner

The Audit Committee requires the lead audit partner to be rotated at least every five years. The process for selection of our company’s lead audit partner pursuant to this rotation is expected to involve discussions with Crowe to consider issues related to the timing of such rotation and the transition to new lead and reviewing partners and a meeting between the Chair of our Audit Committee and the candidate for the role as well as discussion by the full Audit Committee and management.

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

(a) The following documents are filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on September 18, 2019:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of the Annual Report on Form 10-K.

(2) Financial Statement Schedules:

As a smaller reporting company, no financial statement schedules are required.

(3) Exhibits:

The information required by this Section (a)(3) of Item 15 is incorporated by reference or filed with this report as set forth on the exhibit index that follows below.

(b) Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. (“IVS”), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	001-34719	2.1	10/2/12

2.2	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. (“Pioneer”), dated December 19, 2014	8-K	001-34719	2.1	12/29/14

2.3	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	2.1	1/7/15

2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	2.6	9/28/15

2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	2.7	9/28/15

2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-Q	001-34719	2.1	2/8/18

2.7	Asset Acquisition Agreement between the Registrant and SV Genetics Pty Ltd, dated May 26, 2016	8-K	001-34719	2.1	5/31/16

2.8(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	001-34719	2.8	9/20/18

2.9(1)	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

3.1	Registrant’s Articles of Incorporation	8-K	001-34719	3.1	12/19/11

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	001-34719	3.1	10/25/18

3.3	Registrant’s Amended and Restated Bylaws, together with Amendments One, Two and Three thereto	10-K	001-34719	3.2	9/28/15

4.1	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.2	Form of Common Stock Purchase Warrant	8-K	001-34719	10.3	12/31/14

10.1	Assignment and Assumption Agreement between the Registrant and IVS, dated October 1, 2012	8-K	001-34719	10.1	10/2/12

10.2	Supply Agreement between IVS and Imperial Valley Milling Co. (“IV Milling”), dated October 1, 2012 (assigned to the Registrant)	10-Q	001-34719	10.2	2/13/13

10.3	Subordinated Promissory Note made by the Registrant in favor of IVS, dated October 1, 2012	8-K	001-34719	10.3	10/2/12

10.4	Service Level Agreement with IV Milling dated April 4, 2014	10-K	001-34719	10.45	9/29/14

10.5†	Roundup Ready® Alfalfa Co-Breeding Agreement between the Registrant and Forage Genetics International, LLC, dated March 21, 2013	10-K	001-34719	10.28	9/30/13

10.6†	Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.2	1/7/15

10.7	First Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	10.7	9/28/15

10.8	Second Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	001-34719	10.2	8/17/15

10.9	Third Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated December 21, 2017	10-Q	001-34719	10.6	2/8/18

10.10†	Fourth Amendment to Contract Alfalfa Production Services Agreement between the Registrant and Pioneer, dated August 2, 2018	10-K	001-34719	10.10	9/20/18

10.11†	Alfalfa Distribution Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.1	1/7/15

10.12	First Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	10.10	9/28/15

10.13	Second Amendment to Alfalfa Distribution Agreement between the Registrant and Pioneer, dated August 7, 2015	8-K	001-34719	10.1	8/17/15

10.14†	Research Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.3	1/7/15

10.15	First Amendment to Research Agreement between the Registrant and Pioneer Hi-Bred International, Inc., dated December 21, 2017.	10-Q	001-34719	10.7	2/8/18

10.16†	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.4	1/7/15

10.17†	Lease Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.5	1/7/15

10.18†	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.6	1/7/15

10.19†	Promissory Note issued by the Registrant in favor of Pioneer, dated December 31, 2014	8-K	001-34719	10.7	1/7/15

10.20	Security Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.8	1/7/15

10.21	Mortgage from the Registrant to Pioneer, dated December 31, 2014	8-K	001-34719	10.9	1/7/15

10.22	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing among the Registrant, TitleOne Corporation, as trustee, and Pioneer, as beneficiary, dated December 31, 2014	8-K	001-34719	10.10	1/7/15

10.23	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.11	1/7/15

10.24	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.12	1/7/15

10.25	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.13	1/7/15

10.26	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.14	1/7/15

10.27	Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.15	1/7/15

10.28	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	10.25	9/28/15

10.29	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.16	1/7/15

10.30	General Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	001-34719	10.17	1/7/15

10.31	Warranty Deed by Pioneer in favor of the Registrant, dated December 31, 2014	8-K	001-34719	10.18	1/7/15

10.32*	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.33*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.34*	S&W Seed Company 2019 Equity Incentive Plan (the “Plan”)	S-8	333-229625	99.1	2/12/19

10.35*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.36*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.37*	Employment Agreement between the Registrant and Mark S. Grewal, dated March 18, 2016	8-K	001-34719	10.1	3/23/16

10.38*	Employment Agreement between the Registrant and Matthew K. Szot, dated April 24, 2019	10-Q	000-34719	10.4	5/9/19

10.39*	Employment Agreement between the Registrant and Dennis C. Jury, dated March 18, 2016	8-K	001-34719	10.3	3/23/16

10.40*	Contract of Employment between Seed Genetics International Pty, Ltd. and Dennis C. Jury, dated as of March 28, 2013	8-K	001-34719	10.1	4/5/13

10.41*	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017	10-K	001-34719	10.35	9/20/17

10.42*	Employment Agreement between the Registrant and Danielson B. Gardner, dated August 15, 2016	10-Q	001-34719	10.1	11/10/16

10.43†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 4, 2015	10-K	001-34719	10.39	9/28/15

10.44	Credit and Security Agreement between the Registrant and KeyBank, National Association (“KeyBank”), dated September 22, 2015	8-K	001-34719	10.1	9/23/15

10.45	First Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated June 29, 2016	10-K	001-34719	10.39	9/20/17

10.46	Second Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated October 4, 2016	10-K	001-34719	10.40	9/20/17

10.47	Third Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 13, 2017	10-K	001-34719	10.41	9/20/17

10.48	Fourth Amendment Agreement between the Registrant and KeyBank, dated September 13, 2017	10-Q	001-34719	10.3	11/9/17

10.49	Fifth Amendment to Credit and Security Agreement between the Registrant and KeyBank, dated March 14, 2018	10-Q	001-34719	10.1	5/10/18

10.50	Sixth Amendment Agreement between the Registrant and KeyBank, dated June 28, 2018	10-K	001-34719	10.47	9/20/18

10.51	Seventh Amendment Agreement between the Registrant and KeyBank, dated December 18, 2018	8-K	001-34719	10.1	12/26/18

10.52	Eighth Amendment Agreement between the Registrant and KeyBank, dated December 27, 2018	8-K	001-34719	10.1	12/28/18

10.53	Revolving Credit Note dated September 22, 2015 in favor of KeyBank	8-K	001-34719	10.2	9/23/15

10.54	Intellectual Property Security Agreement of the Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.4	9/23/15

10.55	Pledge Agreement by the Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.3	9/23/15

10.56	Security Agreement (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.6	9/23/15

10.57	Guaranty of Payment (Subsidiary) by U.S. Subsidiaries of Registrant in favor of KeyBank, dated September 22, 2015	8-K	001-34719	10.5	9/23/15

10.58	Form of Registration Rights Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures and Warrants	8-K	001-34719	10.4	12/31/14

10.59	Registration Rights Agreement between the Registrant and MFP Partners, L.P., dated November 23, 2015	8-K	001-34719	10.2	11/24/15

10.60	Securities Purchase Agreement between the Registrant and MFP Partners, L.P., dated December 31, 2014	8-K	001-34719	4.1	12/31/14

10.61	Securities Purchase Agreement between the Registrant and MFP Partners, L.P. dated November 23, 2015	8-K	001-34719	10.1	11/24/15

10.62	Business Letter of Offer dated January 19, 2015 from NAB for SGI credit facilities	10-K	001-34719	10.43	9/28/15

10.63	Business Letter of Offer dated April 13, 2015 from NAB for SGI credit facilities	10-K	001-34719	10.44	9/28/15

10.64	Business Letter of Advice dated April 13, 2015 from NAB modifying SGI Farm Management Overdraft Facility	10-K	001-34719	10.45	9/28/15

10.65	Corporate Guarantee executed by the Registrant on April 21, 2015 in favor of National Australia Bank with respect to SGI credit facilities	10-K	001-34719	10.46	9/28/15

10.66	Business Letter of Advice to SGI dated as of April 28, 2016 (executed by SGI on May 6, 2016) from NAB for SGI credit facilities	8-K	001-34719	10.1	5/12/16

10.67	Business Letter of Advice for S&W Seed Company Pty Ltd from National Australia Bank Ltd, dated April 13, 2018	10-Q	001-34719	10.2	5/10/18

10.68	Form of Security Agreement among the Registrant and purchasers of the 8% Senior Secured Convertible Debentures	8-K	001-34719	10.5	12/31/14

10.69	Form of Guaranty provided by Seed Holding, LLC and Stevia California, LLC in favor of the purchasers of the 8% Senior Secured Convertible Debentures	8-K	001-34719	10.6	12/31/14

10.70	Form of Intercreditor and Subordination Agreement among Wells Fargo Bank, N.A., Hudson Bay Fund LP, in its capacity as agent for the holders of the 8% Senior Secured Convertible Debentures and Pioneer	8-K	001-34719	10.7	12/31/14

10.71	Securities Purchase Agreement between the Registrant and the Purchasers named therein, dated July 19, 2017	8-K	001-34719	99.1	7/20/17

10.72	Registration Rights Agreement between the Registrant and the Purchasers, dated July 19, 2017	8-K	001-34719	99.2	7/20/17

10.73	Investment Agreement, by and between the Registrant and MFP Partners, L.P., dated October 3, 2017	8-K	001-34719	99.1	10/4/17

10.74	Securities Purchase Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.1	10/12/17

10.75	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.2	10/12/17

10.76	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.77	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18

10.78	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 15, 2018	10-K	001-34719	10.73	9/20/18

10.79	Securities Purchase Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.1	9/6/18

10.80	Voting Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.2	9/6/18

10.81	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP	8-K	001-34719	10.3	9/6/18

10.82	Loan and Security Agreement, dated December 18, 2018, by and between the Company and MFP Partners, L.P.	8-K	001-34719	10.2	12/26/18

10.83	Offer Letter between the Company and Donald Panter, dated October 22, 2018.					X

10.84	Offer Letter between the Company and David Callachor, dated October 22, 2018.					X

21.1	Subsidiaries of the Registrant	10-K	001-34719	21.1	9/18/19

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-34719	23.1	9/18/19

24.1	Power of Attorney (see signature page to the Registrant’s Annual Report on Form 10-K for the period ended June 30, 2019)	10-K	001-34719	24.1	9/18/19

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-34719	31.1	9/18/19

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-34719	31.2	9/18/19

31.3	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.4	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34719	32.1	9/18/19

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-34719	32.2	9/18/19

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and June 30, 2018; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2019 and 2018; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements	10-K	001-34719	101	9/18/19

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.
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

Date: October 28, 2019

	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (duly authorized on behalf of the registrant and principal financial and accounting officer)