Form 10-Q
period 2019-09-30
S&W Seed Co
filed 2019-11-13
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-34719

S&W SEED COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2101 Ken Pratt Blvd, Suite 201, Longmont, CO	80501
(Address of Principal Executive Offices)	(Zip Code)

(559) 884-2535

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SANW	The Nasdaq Capital Market

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares outstanding of common stock of the registrant as of November 13, 2019 was 33,290,803.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to, any statements concerning projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•	whether we are successful in securing sufficient acreage to support the growth of our seed business,
•	our plans for expansion of our business (including through acquisitions) and our ability to successfully integrate acquisitions into our operations;
•	the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•	trends and other factors affecting our financial condition or results of operations from period to period;
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
•

other risks that are described herein including but not limited to the items discussed in “Risk Factors” below, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2019, as updated in Part II, Item 1A. “Risks Factors” of this Quarterly Report on Form 10-Q.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2020,” “fiscal 2019” and “fiscal 2018” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2020, 2019 and 2018, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2019	June 30, 2019
CURRENT ASSETS
Cash and cash equivalents	$1,066,993	$3,431,802
Accounts receivable, net	14,213,687	13,380,464
Inventories, net	73,857,297	71,295,520
Prepaid expenses and other current assets	1,460,700	1,687,490
Assets held for sale	1,764,307	1,850,000
TOTAL CURRENT ASSETS	92,362,984	91,645,276
Property, plant and equipment, net	20,362,017	20,634,949
Intangibles, net	34,634,596	32,714,484
Other assets	4,506,701	1,369,560
TOTAL ASSETS	$151,866,298	$146,364,269
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,020,264	$6,930,829
Deferred revenue	11,731,582	9,054,549
Accrued expenses and other current liabilities	6,016,293	6,073,110
Lines of credit, net	9,809,349	10,755,548
Current portion of long-term debt, net	1,209,928	1,113,502
TOTAL CURRENT LIABILITIES	42,787,416	33,927,538
Long-term debt, net, less current portion	12,028,451	12,158,095
Other non-current liabilities	2,169,064	280,424
TOTAL LIABILITIES	56,984,931	46,366,057
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,309,453 issued and 33,284,453 outstanding at September 30, 2019; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019;	33,309	33,303
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	136,903,468	136,751,875
Accumulated deficit	(35,392,108)	(30,466,618)
Accumulated other comprehensive loss	(6,382,532)	(6,138,467)
Noncontrolling interests	(146,574)	(47,685)
TOTAL STOCKHOLDERS' EQUITY	94,881,367	99,998,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,866,298	$146,364,269

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Revenue
Product and other	$12,272,458	$26,120,137
Total revenue	12,272,458	26,120,137
Cost of revenue
Product and other	9,199,586	20,657,008
Total cost of revenue	9,199,586	20,657,008
Gross profit	3,072,872	5,463,129
Operating expenses
Selling, general and administrative expenses	4,648,326	2,887,378
Research and development expenses	1,588,191	992,113
Depreciation and amortization	1,064,798	855,108
Gain on disposal of property, plant and equipment	(11,575)	—
Total operating expenses	7,289,740	4,734,599
Income (loss) from operations	(4,216,868)	728,530
Other expense
Foreign currency loss (gain)	98,187	(25,443)
Change in estimated value of assets held for sale	85,693	—
Interest expense - amortization of debt discount	185,903	66,478
Interest expense	436,497	657,230
Income (loss) before income taxes	(5,023,148)	30,265
Provision for income taxes	1,231	9,334
Net income (loss)	$(5,024,379)	$20,931
Net loss attributed to noncontrolling interests	(98,889)	—
Net income (loss) attributable to S&W Seed Company	$(4,925,490)	$20,931

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$(0.15)	$0.00
Diluted	$(0.15)	$0.00
Weighted average number of common shares outstanding:
Basic	33,284,453	24,790,215
Diluted	33,284,453	24,791,437

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$(5,024,379)	$20,931
Foreign currency translation adjustment, net of income taxes	(244,065)	(182,423)
Comprehensive loss	$(5,268,444)	$(161,492)
Comprehensive loss attributable to noncontrolling interests	(98,889)
Comprehensive loss attributable to S&W Seed Company	$(5,169,555)	$(161,492)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2018	—	—	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	—	$(5,790,662)	$81,742,124
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	155,305	—	—	—	155,305
Net issuance to settle RSUs	—	—	5,629	6	—	—	(6,645)	—	—	—	(6,639)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,607,717	1,608	—	—	4,926,074	—	—	—	4,927,682
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(182,423)	(182,423)
Net income	—	—	—	—	—	—	—	20,931	—	—	20,931
Balance, September 30, 2018	—	$—	25,981,252	$25,981	(25,000)	$(134,196)	$113,878,725	$(21,140,445)	$—	$(5,973,085)	$86,656,980

Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	158,837	—	—	—	158,837
Net issuance to settle RSUs	—	—	6,235	6	—	—	(7,244)	—	—	—	(7,238)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(244,065)	(244,065)
Net loss	—	—	—	—	—	—	—	(4,925,490)	(98,889)	—	(5,024,379)
Balance, September 30, 2019	—	$—	33,309,453	$33,309	(25,000)	$(134,196)	$136,903,468	$(35,392,108)	$(146,574)	$(6,382,532)	$94,881,367

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,024,379)	$20,931
Adjustments to reconcile net income (loss) from operating activities to net cash provided by operating activities
Stock-based compensation	158,837	155,305
Change in allowance for doubtful accounts	12,639	(154,896)
Inventory write-down	347,566	—
Depreciation and amortization	1,064,798	855,108
Gain on disposal of property, plant and equipment	(11,575)	—
Change in foreign exchange contracts	43,863	39,177
Change in estimated value of assets held for sale	85,693	—
Amortization of debt discount	185,903	66,478
Changes in:
Accounts receivable	(974,615)	77,442
Unbilled accounts receivable	—	(9,530,970)
Inventories	(3,330,136)	(15,907,716)
Prepaid expenses and other current assets	104,664	(2,274,959)
Other non-current asset	24,212	—
Accounts payable	7,282,377	31,100,128
Deferred revenue	2,677,388	(107,675)
Accrued expenses and other current liabilities	(89,253)	(104,708)
Other non-current liabilities	(414,033)	(4,802)
Net cash provided by operating activities	2,143,949	4,228,843
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(816,169)	(199,027)
Proceeds from disposal of property, plant and equipment	20,075	—
Additions to internal use software	—	(36,000)
Acquisition of wheat assets	(2,633,000)	—
Net cash used in investing activities	(3,429,094)	(235,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,927,682
Taxes paid related to net share settlements of stock-based compensation awards	(7,238)	(6,639)
Borrowings and repayments on lines of credit, net	(706,865)	(8,872,537)
Borrowings of long-term debt	258,194	2,152,408
Debt issuance costs	(41,636)	(38,727)
Repayments of long-term debt	(342,304)	(2,327,857)
Net cash used in financing activities	(839,849)	(4,165,670)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(239,815)	(114,913)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(2,364,809)	(286,767)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,431,802	4,320,894
CASH AND CASH EQUIVALENTS, end of period	$1,066,993	$4,034,127
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$385,023	$667,854
Income taxes	—	49,480

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

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including in December 31, 2014, when the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities (the “Pioneer Acquisition”) of Pioneer Hi-Bred International, Inc. (“Pioneer”).

The Company had a long-term distribution agreement with Pioneer regarding conventional (non-GMO) varieties, and a production agreement with Pioneer (relating to GMO-traited varieties). These agreements were terminated on May 20, 2019. See Note 4 for further discussion.

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

In August 2019, S&W Australia, a wholly owned subsidiary of S&W Seed Company, licensed certain wheat germplasm varieties and acquired certain equipment from affiliates of Corteva. In the transaction, S&W Australia paid a one-time license fee of $2.3 million and an equipment purchase price of $0.3 million. The license has an initial term of 15 years.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.5 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of September 30, 2019. We have recorded a combined $0.6 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2019.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2020. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, revenue recognition, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 28% of its revenue for the three months ended September 30, 2019. One customer accounted for 75% of its revenue for the three months ended September 30, 2018.

One customer accounted for 14% of the Company’s accounts receivable at September 30, 2019. One customer accounted for 19% of the Company’s accounts receivable at June 30, 2019.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 46% and 16% of revenue during the three months ended September 30, 2019 and 2018, respectively. The net book value of fixed assets located outside the United States was 12% and 11% of total fixed assets at September 30, 2019 and June 30, 2019, respectively. Cash balances located outside of the United States may not be insured and totaled $228,962 and $236,822 at September 30, 2019 and June 30, 2019, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2019		2018
United States	$6,665,581	54%	$22,043,217	84%
Mexico	1,030,792	9%	392,950	1%
Sudan	823,148	8%	479,772	2%
Pakistan	778,929	6%	265,647	1%
Australia	765,978	6%	329,670	1%
Libya	629,980	5%	998,375	4%
Italy	313,708	3%	—	0%
Uruguay	167,700	1%	—	0%
China	166,103	1%	169,027	1%
Saudi Arabia	160,185	1%	666,150	3%
Other	770,354	6%	775,329	3%
Total	$12,272,458	100%	$26,120,137	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $1,778,971 and $1,742,887 at September 30, 2019 and June 30, 2019, respectively.

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

Components of inventory are:

	September 30, 2019	June 30, 2019
Raw materials and supplies	$1,252,320	$664,541
Work in progress	7,989,873	5,664,934
Finished goods	64,615,104	64,966,045
	$73,857,297	$71,295,520

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 17 years for customer relationships, 18 years for trade names, 15 years for license agreements and 19 years for other intangible assets.

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

The Company performed a quantitative assessment of goodwill at June 30, 2019 and determined that goodwill was fully impaired.  See Note 7 for further information.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at September 30, 2019 and June 30, 2019, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months ended September 30, 2019 or September 30, 2018.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2019 and September 30, 2018 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net income (loss)) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including options, restricted stock awards and common stock warrants.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income (loss) attributable to S&W Seed Company	$(4,925,490)	$20,931
Numerator for basis EPS	(4,925,490)	20,931
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(4,925,490)	$20,931
Denominator:
Denominator for basic EPS-weighted- average shares	33,284,453	24,790,215
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	1,222
Warrants	—	—
Dilutive potential common shares	—	1,222
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,284,453	24,791,437
Basic EPS	$(0.15)	$—
Diluted EPS	$(0.15)	$—

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three months ended September 30, 2019.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 4 and Note 7 for impairment discussion.

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

The assets acquired and liabilities assumed in the Dow Wheat acquisition (see Note 7 below) were valued at fair value on a non-recurring basis as of August 15, 2019.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$83,834	$—
Total	$—	$83,834	$—

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$42,255	$—
Total	$—	$42,255	$—

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2016-02: Leases (“ASU 2016-02”) effective July 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.

The adoption of ASC 842 resulted in the recognition of $2.6 million of right-of-use assets ("ROU assets") and $4.3 million related lease liabilities as of July 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.

The Company adopted ASC 842 on a modified retrospective approach at the effective date and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.

See "Note 3—Leases" for additional information on the adoption of ASC 842.

Recently Issued, but Not Yet Adopted, Accounting Pronouncements

In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of Subtopic 350-40 on its consolidated financial statements and related disclosures.

NOTE 3 - LEASES

S&W leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases.

ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the net present value of the Company’s obligation to make payments arising from these leases. The lease liabilities are based on the present value of fixed lease payments over the lease term using the implicit lease interest rate or, when unknown, the Company's incremental borrowing rate on the lease commencement date or July 1, 2019 for leases that commenced prior to that date. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Operating lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying consolidated balance sheet.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component under the practical expedient provisions of the standard. The Company has lease agreements with terms less than one year. For the qualifying short-term leases, the Company elected the short-term lease recognition exemption in which the Company will not recognize ROU assets or lease liabilities, including the ROU assets or lease liabilities for existing short-term leases of those assets in upon adoption.

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three months ended September 30, 2019. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	September 30, 2019
Assets:
Right of use assets - operating leases	Other assets	$2,482,551

Right of use assets - finance leases	Other assets	698,347
Accumulated amortization - finance leases	Other assets	(59,751)
Right of use assets - finance leases, net	Other assets	638,596
Total lease assets		$3,121,147

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	570,782
Current lease liabilities	Accrued expenses and other current liabilities	680,891
Long-term debt, net	Long-term debt, net	1,600,702
Long-term lease liabilities	Other long-term liabilities	2,095,806
Total lease liabilities		$4,948,181

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended September 30, 2019
Operating lease cost	Cost of revenue	$71,294
Operating lease cost	Selling, general and administrative expenses	198,046
Operating lease cost	Research and development expenses	52,228
Finance lease cost	Depreciation and amortization	93,308
Total lease costs		$414,876

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases
Remainder of 2020	$654,213	$528,029
2021	796,502	721,579
2022	585,082	635,034
2023	401,202	557,702
2024	356,957	41,287
After 2024	300,274	—
Total lease payments	3,094,230	2,483,631
Less: Interest	317,533	312,147
Present value of lease liabilities	$2,776,697	$2,171,484

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases” in excess of one year at June 30, 2019 are as follows:

June 30, 2019
2020	$640,135
2021	634,422
2022	352,730
2023	201,800
2024	235,776
After 2024	366,581
Total	$2,431,444

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of September 30, 2019:

Operating lease remaining lease term	4.8 years
Operating lease discount rate	5.40%
Finance lease remaining lease term	3.8 years
Finance lease discount rate	5.93%
Cash paid for operating leases	$121,689
Cash paid for finance leases	$186,646

NOTE 4 – PIONEER RELATIONSHIP

Distribution and Production Agreements with Pioneer

In 2014, the Company purchased from Pioneer certain assets related to alfalfa and entered into a long-term contract to sell alfalfa seed to Pioneer under a production agreement (“GMO varieties”) and a distribution agreement (conventional varieties). Under the production and distribution agreements with Pioneer, the Company grew, processed, and delivered alfalfa seed for and to Pioneer.  See Note 5 for a discussion of the recognition of revenue under these agreements.

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

In conjunction with the termination of the Pioneer production and distribution agreements, the Company recorded a $6.0 million impairment charge on its intangible assets related to the Pioneer distribution agreements for the year ended June 30, 2019. In addition, the termination of this relationship was a significant factor leading to the $11.9 million impairment of goodwill during the year ended June 30, 2019.

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

Payments Due from Corteva and Pioneer

The Company received payments of $45.0 million in May 2019 and $5.55 million in September 2019 from Pioneer/Corteva, and will receive additional quarterly payments through February 2021, which total approximately $19.45 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million was reported as licensing revenue in the consolidated statement of operations for the year ended June 30, 2019.

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

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended September 30,
	2019	2018
Distribution and production agreements - Pioneer	$3,476,868	$19,507,626
Other product sales	8,439,326	6,575,029
Services	356,264	37,482
	$12,272,458	$26,120,137

Distribution and Production Agreements with Pioneer

Under the production and distribution agreements with Pioneer, the Company grew, processed, and delivered alfalfa seed for and to Pioneer. The Company concluded that none of the individual activities performed under these contracts were distinct, as the customer was contracting for processed and packaged product.

Until those contracts were terminated in May 2019 (see Note 4), Pioneer submitted a demand plan to the Company in advance of the growing season specifying the amount of seed that it intends to order for the upcoming sales year. The Company was required to use commercially reasonable efforts to arrange for the requisite amount of seed to be grown, processed and packaged. Once the demand plan was submitted, Pioneer was committed to at least that amount of seed. In addition, the Company was not permitted to sell products produced for Pioneer under the agreements to other customers. Therefore, as provided in Topic 606, the Company recognized revenue from these agreements over time in 2019, as it incurred costs to fulfill its obligations.

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

The Company concluded that cost was the best measure of progress under these contracts because no other measure adequately reflected the value added to the product by each of the Company's major tasks - having the crop grown, processing, and packaging. As the Company typically contracted out the growing of seed to third parties, the vast majority of the Company's costs under these agreements were incurred, and therefore the vast majority of the revenue from such agreements was recognized, when the raw seed was purchased from the third-party contract growers. The rest of the costs were incurred, and therefore the rest of the revenue was recognized, as the Company processed and packaged the product.  As of the date of the termination of the production and distribution agreements with Pioneer (see Note 4), all seed covered by the active demand plan had been grown, processed and packaged.

Licensing

Contemporaneously with the termination in Note 4, the Company entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.

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

Services

Revenue from milling and packaging services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three months ended September 30, 2019, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2019, the Company recognized bad debt expense of $12,639 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.

NOTE 6 - BUSINESS COMBINATIONS

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

Management expected the sale to be completed within 12 months and planned to pay down a portion of the Company's short-term debt with the proceeds, accordingly, these held for sale assets were presented as current assets.

The estimated fair value of accounts receivable acquired was $947,015, with the gross contractual amount totaling $2,164,476, less $1,217,461 expected to be uncollectible. The current liabilities assumed relate to inventory acquired in the acquisition as well as customer deposits. The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,573,546, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business, technology, and the distribution channels. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

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

The Company incurred acquisitions costs of $1,196,476 during the year ended June 30, 2019 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Chromatin acquisition are included in our consolidated financial statements from the date of acquisition through September 30, 2019.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

	Three Months Ended
	September 30, 2019	September 30, 2018
Revenue	$12,272,458	$27,793,314
Net loss	$(5,024,379)	$(2,479,401)

For purposes of the pro forma disclosures above, there are no adjustments for the three months ended September 30, 2019.

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended September 30, 2018 include the  elimination of acquisition expenses of $408,516.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

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

The following table summarizes the activity of goodwill for the three months ended September 30, 2019 and the year ended June 30, 2019, respectively.

	Balance at July 1, 2019	Additions	Impairment	Balance at September 30, 2019
Goodwill	$—	$—	$—	$—

	Balance at July 1, 2018	Additions	Impairment	Balance at June 30, 2019
Goodwill	$10,292,265	$1,573,546	$(11,865,811)	$—

For the year ended June 30, 2019, the Company recorded an impairment charge on its intangible assets of $6.0 million.  Refer to Note 4 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at September 30, 2019
Trade name	$1,205,346	$—	$—	$(28,611)	$—	$1,176,735
Customer relationships	1,055,747	—	—	(27,893)	—	1,027,854
Non-compete	30,267	—	—	(4,201)	—	26,066
GI customer list	64,475	—	—	(1,791)	—	62,684
Supply agreement	1,002,154	—	—	(18,908)	—	983,246
Grower relationships	1,647,800	—	—	(26,352)	—	1,621,448
Intellectual property	26,786,468	—	—	(342,713)	—	26,443,755
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(13,542)	204	2,387,525
Internal use software	542,227	—	—	(16,944)	—	525,283
	$32,714,484	$2,400,863	$—	$(480,955)	$204	$34,634,596

	Balance at July 1, 2018	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2019
Trade name	$1,159,826	$150,000	$—	$(104,480)	$—	$1,205,346
Customer relationships	1,156,955	—	—	(101,208)	—	1,055,747
Non-compete	62,720	—	—	(32,453)	—	30,267
GI customer list	71,639	—	—	(7,164)	—	64,475
Supply agreement	1,077,783	—	—	(75,629)	—	1,002,154
Distribution agreement	6,344,253	—	(5,991,792)	(352,461)	—	—
Grower relationships	1,753,208	—	—	(105,408)	—	1,647,800
Intellectual property	20,873,393	7,200,000	—	(1,286,925)	—	26,786,468
In process research and development	—	380,000	—	—	—	380,000
Internal use software	610,003	43,000	(43,000)	(67,776)	—	542,227
	$33,109,780	$7,773,000	$(6,034,792)	$(2,133,504)	$—	$32,714,484

Amortization expense totaled $480,955 and $506,618 for the three months ended September 30, 2019 and 2018, respectively. Estimated aggregate remaining amortization is as follows:

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$1,383,895	$1,833,655	$1,878,903	$1,801,163	$1,778,628	$25,958,350

Acquisition of Wheat Assets

On August 15, 2019, the Company entered into several agreements to effectuate the purchase of a wheat breeding program in Australia (“Wheat Acquisition”) from Dow AgroScience (“Dow”).  In the transaction, the Company acquired:

•	A 15 year prepaid license of germplasm. The license includes commercial, pre-commercial and experimental proprietary wheat populations.
•

The right, during the term of the license, to develop future varieties.  The license does not transfer ownership of the existing varieties licensed, but the Company will own any future varieties developed.

•	An option to renew the license for five additional years.
•	Tangible fixed assets used in the wheat breeding program.
•	A contract with a service provider to promote existing commercialized wheat varieties covered by the license.

The wheat market in Australia operates under an End Point Royalty (“EPR”) System in which the wheat variety owner earns a fixed royalty on every metric ton of grain produced.  With the Wheat Acquisition, the Company has the right to collect EPR on commercialized wheat varieties included in its license.

The purchase price was approximately $2.6 million, which was paid in cash.  The purchase price was allocated to the assets acquired based on the relative fair values of the license and fixed assets.  $2.4 million was allocated to the license, which will be amortized over 15 years in accordance with the term of the agreement.  The fair value of the license was determined using a discounted cash flow analysis.  $0.2 million was allocated to the fixed assets, which have useful lives of 3 - 5 years.

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30, 2019	June 30, 2019
Land and improvements	$2,135,726	$2,150,085
Buildings and improvements	9,986,572	10,018,108
Machinery and equipment	12,501,290	12,579,698
Vehicles	1,445,546	2,099,814
Construction in progress	710,044	66,921
Total property, plant and equipment	26,779,178	26,914,626
Less: accumulated depreciation	(6,417,161)	(6,279,677)
Property, plant and equipment, net	$20,362,017	$20,634,949

Depreciation expense totaled $524,093 and $348,490 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	September 30, 2019	June 30, 2019
Working capital lines of credit
KeyBank	$—	$2,350,000
National Australia Bank Limited	8,777,600	8,426,400
National Australia Bank Limited Overdraft Facility	1,276,715	351,544
Debt issuance costs	(244,966)	(372,396)
Total working capital lines of credit, net	$9,809,349	$10,755,548
Current portion of long-term debt
Capital lease	$570,782	$563,087
Debt issuance costs	(10,356)	$(11,070)
Keith facility (building loan) - National Australia Bank Limited	70,896	73,731
Keith facility (machinery & equipment loans) - National Australia Bank Limited	290,196	215,519
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	257,551	247,942
Debt issuance costs	(69,141)	(75,707)
Total current portion, net	1,209,928	1,113,502
Long-term debt, less current portion
Capital lease	1,600,702	1,709,481
Debt issuance costs	(12,759)	(15,078)
Keith facility (building loan) - National Australia Bank Limited	313,968	256,303
Keith facility (machinery & equipment loans) - National Australia Bank Limited	347,938	309,988
Secured real estate note - Conterra	9,791,045	9,922,269
Debt issuance costs	(12,443)	(24,869)
Total long-term portion, net	12,028,451	12,158,095
Total debt, net	$13,238,379	$13,271,596

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

•

All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020; provided that on or after January 15, 2020, KeyBank may deliver notice of termination of the facility to the Company specifying a termination date no earlier than 30 days after the date of notice.  The Company expects to refinance its working capital facility in the normal course of operations and expects this to be complete by the end of January 2020.

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

•	At September 30, 2019, the Company was in compliance with all KeyBank debt covenants.

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

•

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facilities with National Australia Bank Ltd (“NAB”). The current facilities (the “NAB Facilities”) were amended as of July 9, 2019 and expire on March 31, 2021. As of September 30, 2019, AUD $14,890,869 (USD $10,054,315) was outstanding under the NAB Facilities.

The NAB Facilities, as recently amended, comprise two distinct facility lines: (i) an overdraft facility (the “Overdraft Facility”), having a credit limit of AUD $2,000,000 (USD $1,350,400) and a borrowing base facility (the “Borrowing Base Facility”), having a credit limit of AUD $13,000,000 (USD $8,777,600).

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

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2019, the Overdraft Facility accrued interest at approximately 6.77% calculated daily.

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

Both facilities constituting the NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at September 30, 2019.

In January 2015, NAB and S&W Australia entered into a new business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”). In February 2016, NAB and S&W Australia also entered into a master asset finance facility (the “Master Assets Facility”).  The Master Asset Facility has various maturity dates through 2025 and have interest rates ranging from 3.99% to 5.31%. The credit limit under the facility is AUD $1,200,000 (USD $810,240) at September 30, 2019.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.62% as of September 30, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company’s corporate guarantee and a mortgage on S&W Australia’s Keith, South Australia property. As of September 30, 2019, USD $384,864 and USD $638,134 was outstanding under the Keith Building Loan and the Keith Machinery and Equipment Facility, respectively.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2020	$1,082,771
2021	10,805,985
2022	741,199
2023	661,443
2024	40,122
Thereafter	11,558
Total	$13,343,078

NOTE 10 - WARRANTS

The following table summarizes the total warrants outstanding at September 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2019	New Issuances	Expired	Outstanding as of September 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2018	New Issuances	Expired	Outstanding as of June 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

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

NOTE 12 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $1,769,605 at September 30, 2019, all maturing in October 2019.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $83,834 at September 30, 2019 and foreign currency contract liabilities totaled $42,255 at June 30, 2019. The Company recorded a loss on foreign exchange contracts of $43,863 and $39,177, which is reflected in cost of revenue for the three months ended September 30, 2019 and 2018, respectively.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

On September 5, 2018, the Company entered into the Securities Purchase Agreement with MFP, pursuant to which the Company sold the Common Shares at the Initial Closing and the Preferred Shares at the Second Closing. The Initial Closing was completed on September 5, 2018 and the Second Closing was completed on October 23, 2018. See Note 11 for further discussion on the Second Closing.

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of September 30, 2019, no amounts remained outstanding under the MFP Loan Agreement.

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

In January 2019, the Company's Board of Directors and stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") as a successor to and continuation of the 2009 Plan. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,243,790 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 350,343 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	September 30,
	2019	2018
Risk free rate	N/A	2.7%
Dividend yield	N/A	0%
Volatility	N/A	45.5%
Average forfeiture assumptions	N/A	1.3%

During the three months ended September 30, 2019, the Company did not grant options to its directors, certain members of the executive management team and other employees.

A summary of stock option activity for the three months ended September 30, 2019 and the year ended June 30, 2019 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	792,074	$4.55	6.3	$10,413
Granted	497,178	2.85	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(166,500)	6.17	—	—
Outstanding at June 30, 2019	1,122,752	3.55	8.0	34,135
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(110,284)	3.95	—	—
Outstanding at September 30, 2019	1,012,468	3.44	8.0	15,930
Options vested and exercisable at September 30, 2019	565,393	3.86	7.2	—
Options vested and expected to vest as of September 30, 2019	1,010,828	$3.44	8.0	$15,877

There were no options granted for the three months ended September 30, 2019. At September 30, 2019, the Company had $375,038 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.7 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the three months ended September 30, 2019 and 2018, the Company issued 0 and 61,917 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the three months ended September 30, 2019 and 2018 totaled $0 and $198,549, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $78,823 and $87,178 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2019 and 2018, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2018	89,193	$3.98	1.1
Granted	175,758	2.69	2.8
Vested	(107,747)	3.75	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2019	157,204	2.69	1.4
Granted	—	—	—
Vested	(8,949)	3.30	—
Forfeited	—	—	—
Nonvested restricted units outstanding at September 30, 2019	148,255	$2.65	1.3

At September 30, 2019, the Company had $218,847 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.3 years.

At September 30, 2019, there were 3,067,578 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2019 and 2018, totaled $158,837 and $155,305, respectively.

NOTE 16 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
	2019	2018
Purchases of equipment classified as finance lease	$(41,795)	$—

NOTE 17 - SUBSEQUENT EVENTS

In October 2019, the Company completed the sale of the land and buildings for one its research facilities located in Arlington, Wisconsin.    These assets were recorded as Assets Held for Sale on the consolidated balance sheet at September 30, 2019.   The Company received net proceeds of $1,150,000 from the sale and used $753,120 of the proceeds to pay-down the Secured Real Estate Note.

In November 2019, the Company completed the sale of land and buildings for one of its production storage facilities located in Plainview, Texas.   These assets were recorded as Assets Held for Sale on the consolidated balance sheet at September 30, 2019. The Company received net proceeds of $614,307.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, particularly in Part I, Item 1A, “Risk Factors”, as updated in Part II, Item 1A. “Risks Factors” of this Quarterly Report on Form 10-Q.

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

On May 22, 2019, we restructured our relationship with Pioneer, a subsidiary of Corteva, by entering into two agreements under which, among other things:

•

We received $45.0 million in May 2019, $5.55 million in September 2019, and are entitled to receive an aggregate of $19.45 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
January 15, 2020	$5,551,372
February 15, 2020	$5,551,372
September 15, 2020	$3,750,927
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total:	$19,454,808

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

As a result of the May 2019 transactions with Corteva, we recognized licensing revenue of $34.2 million and wrote-off $6.0 million of intangible assets during the year ended June 30, 2019.  We also attributed our $11.9 million goodwill impairment charge recorded during the fourth quarter of the year ended June 30, 2019 largely to the termination of the production and distribution agreements with Corteva.

As a result of the 2018 Chromatin acquisition and the 2019 restructuring of our relationship with Corteva, we expect that our results of operations for fiscal 2020 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $37.6 million during the year ended June 30, 2019) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $34 million to Corteva over the fiscal 2020 and fiscal 2021 combined periods as the seed is delivered to Corteva through February 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the estimated fair value of assets held for sale and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our credit facilities, including our KeyBank revolving line of credit and on S&W Australia’s credit facilities, and our financing with Conterra Agricultural Capital, LLC ("Conterra").

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

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2019 was $12.3 million compared to $26.1 million for the three months ended September 30, 2018. The $13.8 million decrease in revenue for the three months ended September 30, 2019 was primarily due to revenue from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement.

As part of the termination, Pioneer’s parent company, Corteva, agreed to purchase from us certain quantities of seed held by us as of that date that Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.  We received a payment of $45.0 million in May 2019 and $5.6 million in September 2019, and are entitled to receive an aggregate of $19.5 million in additional payments through February 2021. During the three months ended September 30, 2019 we recorded sales of $3.3 million to Pioneer, which was a decrease of $16.2 million from the three months ended September 30, 2018 amount of $19.5 million.

The $16.2 million decrease in revenue to Pioneer was partially offset by increases of $2.4 million in Core Revenue.  Core Revenue (excluding product revenue attributable to Pioneer) for the three months ended September 30, 2019 was $9.0 million compared to Core Revenue for the three months ended September 30, 2018 of $6.6 million, representing an increase of 36%.  Due to the revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the three months ended September 30, 2019 can be attributed to $1.4 million of sorghum revenue from the recently acquired sorghum operations as well as an increase in alfalfa revenues to the MENA region.

Sales into international markets represented 46% and 16% of our total revenue during the three months ended September 30, 2019 and 2018, respectively. Domestic revenue accounted for 54% and 84% of our total revenue for the three months ended September 30, 2019 and 2018, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the termination of the Pioneer/Corteva agreement mentioned above. As a result, we anticipate that international sales will increase as a percentage of our total sales in fiscal 2020.

The following table shows revenue from external sources by destination country:

	Three Months Ended September
	2019		2018
United States	$6,665,581	54%	$22,043,217	84%
Mexico	1,030,792	9%	392,950	1%
Sudan	823,148	8%	479,772	2%
Pakistan	778,929	6%	265,647	1%
Australia	765,978	6%	329,670	1%
Libya	629,980	5%	998,375	4%
Italy	313,708	3%	—	0%
Uruguay	167,700	1%	—	0%
China	166,103	1%	169,027	1%
Saudi Arabia	160,185	1%	666,150	3%
Other	770,354	6%	775,329	3%
Total	$12,272,458	100%	$26,120,137	100%

Cost of revenue of $9.2 million for the three months ended September 30, 2019 was equal to 74.9% of total revenue for the three months ended September 30, 2019, while the cost of revenue of $20.7 million for the three months ended September 30, 2018 was equal to 79.1% of total revenue for the three months ended September 30, 2018.

Total gross profit margin for the three months ended September 30, 2019 was 25.1% compared to 20.9% in the three months ended September 30, 2018. The increase in gross profit margins was primarily due to our hybrid sorghum sales which carry a higher margin profile coupled within improved gross margins in alfalfa seed sales.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expense for the three months ended September 30, 2019 totaled $4.6 million compared to $2.9 million for the three months ended September 30, 2018. The $1.7 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.6 million in SG&A expenses following our October 2018 acquisition of Chromatin, $0.3 million in additional compensation and benefits costs associated with sales and management personnel, $0.2 million for executive leadership personnel, as well as other expense increases. As a percentage of revenue, SG&A expenses were 37.3% for the three months ended September 30, 2019, compared to 11.1% for the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 totaled $1.6 million compared to $1.0 million for the year ended June 30, 2018. The $0.6 million increase in research and development expense versus the comparable period of the prior year is driven by additional research and development activities incurred in connection with the Chromatin business following our October 2018 acquisition, as well as additional investment in our hybrid sunflower programs.  We expect our research and development spend for fiscal 2020 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2019 was $1.1 million compared to $0.9 million for the three months ended September 30, 2018. Included in the amount was amortization expense for intangible assets, which totaled $0.5 million for the three months ended September 30, 2019 and $0.5 million for the three months ended September 30, 2018. The $0.1 million increase in depreciation and amortization expense over the comparable period of the prior year is primarily driven by $0.35 million of additional Chromatin expenses following our October 2018 acquisition partially offset by fully depreciated assets.

Foreign Currency Loss (Gain)

We recorded a foreign currency loss of $0.1 million for the three months ended September 30, 2019 compared to a gain of $25,443 for the three months ended September 30, 2018. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Estimated Value of Assets Held for Sale

The Company recorded $0.1 million and $0 of expenses for the three months ended September 30, 2019 and September 30, 2018, respectively. The expense in the current fiscal quarter relates to our estimated change in value of certain properties held for sale.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2019 was $0.2 million compared to $0.1 million for the three months ended September 30, 2018. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended September 30, 2019 totaled $0.4 million compared to $0.7 million for the three months ended September 30, 2018. Interest expense for the three months ended September 30, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the three months ended September 30, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.3 million decrease in interest expense for the three months ended September 30, 2019 is primarily driven by lower interest on the working capital credit facilities due to decreased levels of borrowings.

Provision for Income Taxes

Income tax expense totaled $1,231 for the three months ended September 30, 2019 compared to income tax expense of $9,334 for the three months ended September 30, 2018. Our effective tax rate was 0.0% for the three months ended September 30, 2019 compared to 1.6% for the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019 was 0.0% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, in prior years, we did record tax expense related to certain other factors occurring throughout the year.   Our effective tax rate is driven by minimal state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2019, we paid our North American growers approximately 50% of amounts due in October 2018 and the balance was paid in February 2019. This payment cycle to our growers was similar in fiscal year 2018, and we expect it to be similar for fiscal year 2020.  S&W Australia, our Australian-based subsidiary, has a production cycle that is counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

•

All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, will be payable in full on December 31, 2020; provided that on or after January 15, 2020, KeyBank may deliver notice of termination of the facility us specifying a termination date no earlier than 30 days after the date of the notice.   We expect to refinance our working capital facility in the normal course of operations and expect this to be complete by the end of January 2020.

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

•	At September 30, 2019, we were in compliance with all KeyBank debt covenants.

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

S&W Australia Facilities

S&W Australia has a series of debt facilities with National Australia Bank Ltd (“NAB”), all of which are guaranteed by us.  The NAB facilities and their key terms are as follows:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD 2,000,000 (USD $1,350,400 at September 30, 2019) and a borrowing base line having a credit limit of AUD 13,000,000 (USD $8,777,600 at September 30, 2019). The seasonal credit facility expires on March 31, 2021. As of September 30, 2019, AUD 14,890,869 (USD $10,054,315) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.  S&W Australia was in compliance with all debt covenants under the seasonal credit facility at September 30, 2019.

•

S&W Australia financed the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building through two additional debt facilities with NAB:  a business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”).  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.619% as of September 30, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.  The Keith Building Loan and Keith Machinery and Equipment Facility are secured by a lien on all the present and future rights, property and undertakings of S&W Australia and a mortgage on S&W Australia’s Keith, South Australia property. As of September 30, 2019, USD $384,864 and USD $638,134 was outstanding under the Keith Building Loan and the Keith Machinery and Equipment Facility, respectively.

•

S&W finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.99% to 5.31%.  The credit limit under the facility is AUD 1,200,000 (USD $810,240) at September 30, 2019.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at September 30, 2019.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities	$2,143,949	$4,228,843
Cash flows from investing activities	(3,429,094)	(235,027)
Cash flows from financing activities	(839,849)	(4,165,670)
Effect of exchange rate changes on cash	(239,815)	(114,913)
Net increase (decrease) in cash and cash equivalents	(2,364,809)	(286,767)
Cash and cash equivalents, beginning of period	3,431,802	4,320,894
Cash and cash equivalents, end of period	$1,066,993	$4,034,127

Operating Activities

For the three months ended September 30, 2019, operating activities provided $2.1 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $3.1 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $5.3 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $7.3 million and deferred revenue of $2.7 mllion partially offset by an increase in inventory of $3.3 million and accounts receivable of $1.0 million.

For the three months ended September 30, 2018, operating activities provided $4.2 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows provided $1.0 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.2 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable of $31.1 million, partially offset by increases in inventories of $15.9 million and unbilled accounts receivable of $9.5 million.

Investing Activities

Investing activities during the three months ended September 30, 2019 used $3.4 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities. We also had additions to property, plant and equipment of $0.8 million consisting primarily of equipment purchases for our facility in Keith, Australia and leasehold improvements to our new corporate headquarters in the US.

Investing activities during the three months ended September 30, 2018 used $0.2 million in cash. These activities consisted primarily of equipment purchases for our facility in Keith, Australia.

Financing Activities

Financing activities during the three months ended September 30, 2019 used $0.8 million in cash. During the three months ended September 30, 2019, we had net repayments on the working capital lines of credit of $0.7 million and net repayments of long-term debt of $0.1 million.

Financing activities during the three months ended September 30, 2018 used $4.2 million in cash. We completed a private placement of common stock during the three months ended September 30, 2018 which raised net proceeds of $4.9 million in cash. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2.1 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.  During the three months ended September 30, 2018, we also made net repayments on the working capital lines of credit of $8.9 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2019.

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

During the three months ended September 30, 2019, we recognized a write-down of inventory in the amount of $334,259 which is included in Cost of Revenue in the Consolidated Statement of Operations.   The write-down of inventory during the three months ended September 30, 2019 related to certain inventory lots that deteriorated in quality / germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant’s Amended and Restated Bylaws, together with Amendments One, Two and Three thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Common Stock Purchase Warrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2015 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
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

S&W SEED COMPANY

Date: November 13, 2019	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)