Form 10-Q
period 2019-12-31
S&W Seed Co
filed 2020-02-12
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended December 31, 2019

or

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

(720) 506-9191

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

The number of shares outstanding of common stock of the registrant as of February 12, 2020 was 33,398,019.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2019	June 30, 2019
CURRENT ASSETS
Cash and cash equivalents	$2,353,072	$3,431,802
Accounts receivable, net	10,243,690	13,380,464
Unbilled accounts receivable, net	524,511	—
Inventories, net	75,610,319	71,295,520
Prepaid expenses and other current assets	1,598,496	1,687,490
Assets held for sale	—	1,850,000
TOTAL CURRENT ASSETS	90,330,088	91,645,276
Property, plant and equipment, net	20,344,674	20,634,949
Intangibles, net	34,217,214	32,714,484
Other assets	4,627,839	1,369,560
TOTAL ASSETS	$149,519,815	$146,364,269
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,507,963	$6,930,829
Deferred revenue	10,121,405	9,054,549
Accrued expenses and other current liabilities	5,127,747	6,073,110
Lines of credit, net	16,995,697	10,755,548
Current portion of long-term debt, net	1,394,154	1,113,502
TOTAL CURRENT LIABILITIES	47,146,966	33,927,538
Long-term debt, net, less current portion	11,392,796	12,158,095
Other non-current liabilities	2,224,284	280,424
TOTAL LIABILITIES	60,764,046	46,366,057
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,329,566 issued and 33,304,566 outstanding at December 31, 2019; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019;	33,329	33,303
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	137,204,276	136,751,875
Accumulated deficit	(42,056,965)	(30,466,618)
Accumulated other comprehensive loss	(6,192,962)	(6,138,467)
Noncontrolling interests	(97,713)	(47,685)
TOTAL STOCKHOLDERS' EQUITY	88,755,769	99,998,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,519,815	$146,364,269

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue
Product and other	$12,353,100	$18,580,996	$24,625,557	$44,701,133
Total revenue	12,353,100	18,580,996	24,625,557	44,701,133
Cost of revenue
Product and other	10,160,727	13,897,455	19,360,313	34,554,463
Total cost of revenue	10,160,727	13,897,455	19,360,313	34,554,463
Gross profit	2,192,373	4,683,541	5,265,244	10,146,670
Operating expenses
Selling, general and administrative expenses	5,119,598	4,342,696	9,767,924	7,230,074
Research and development expenses	1,671,873	1,373,554	3,260,064	2,365,667
Depreciation and amortization	1,346,004	1,035,606	2,410,802	1,890,714
(Gain) loss on disposal of property, plant and equipment	(1,500)	3,463	(13,075)	3,463
Total operating expenses	8,135,975	6,755,319	15,425,715	11,489,918
Loss from operations	(5,943,602)	(2,071,778)	(10,160,471)	(1,343,248)
Other expense
Foreign currency gain	(112,363)	(32,987)	(14,176)	(58,430)
Change in estimated value of assets held for sale	7,238	—	92,931	—
Loss on extinguishment of debt	140,638	—	140,638	—
Interest expense - amortization of debt discount	111,810	68,914	297,712	135,392
Interest expense	501,781	641,479	938,279	1,298,709
Loss before income taxes	(6,592,706)	(2,749,184)	(11,615,855)	(2,718,919)
Provision for income taxes	23,290	(4,801)	24,520	4,533
Net loss	$(6,615,996)	$(2,744,383)	$(11,640,375)	$(2,723,452)
Net income (loss) attributed to noncontrolling interests	48,861	21,673	(50,028)	21,673
Net loss attributable to S&W Seed Company	$(6,664,857)	$(2,766,056)	$(11,590,347)	$(2,745,125)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.20)	$(0.09)	$(0.35)	$(0.10)
Diluted	$(0.20)	$(0.09)	$(0.35)	$(0.10)
Weighted average number of common shares outstanding:
Basic	33,301,578	29,153,852	33,294,344	26,996,483
Diluted	33,301,578	29,153,852	33,294,344	26,996,483

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(6,615,996)	$(2,744,383)	$(11,640,375)	$(2,723,452)
Foreign currency translation adjustment, net of income taxes	189,570	(143,198)	(54,495)	(325,621)
Comprehensive loss	$(6,426,426)	$(2,887,581)	$(11,694,870)	$(3,049,073)
Comprehensive income (loss) attributable to noncontrolling interests	48,861	21,673	(50,028)	21,673
Comprehensive loss attributable to S&W Seed Company	$(6,475,287)	$(2,909,254)	$(11,644,842)	$(3,070,746)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2018	—	—	25,981,252	$25,981	(25,000)	$(134,196)	$113,878,725	$(21,140,445)	—	$(5,973,085)	$86,656,980
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	222,153	—	—	—	222,153
Net issuance to settle RSUs	—	—	29,889	30	—	—	(18,889)	—	—	—	(18,859)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	—	—	—	—	22,420,455	—	—	—	22,420,462
Conversion of preferred stock to common stock	(7,235)	(7)	—	—	—	—	(7,228)	—	—	—	(7,235)
Proceeds from sale of common stock, net of fees and expenses	—	—	7,235,000	7,235	—	—	—	—	—	—	7,235
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(143,198)	(143,198)
Net income (loss)	—	—	—	—	—	—	—	(2,766,056)	21,673	—	(2,744,383)
Balance, December 31, 2018	—	$—	33,246,141	$33,246	(25,000)	$(134,196)	$136,495,216	$(23,906,501)	$21,673	$(6,116,283)	$106,393,155

Balance, September 30, 2019	—	$—	33,309,453	$33,309	(25,000)	$(134,196)	$136,903,468	$(35,392,108)	$(146,574)	$(6,382,532)	$94,881,367
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	309,767	—	—	—	309,767
Net issuance to settle RSUs	—	—	20,113	20	—	—	(8,959)	—	—	—	(8,939)
Other comprehensive income	—	—	—	—	—	—	—	—	—	189,570	189,570
Net income (loss)	—	—	—	—	—	—	—	(6,664,857)	48,861	—	(6,615,996)
Balance, December 31, 2019	—	$—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	$(97,713)	$(6,192,962)	$88,755,769

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2018	—	—	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	—	$(5,790,662)	$81,742,124
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	377,458	—	—	—	377,458
Net issuance to settle RSUs	—	—	35,518	36	—	—	(25,534)	—	—	—	(25,498)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	—	—	—	—	22,420,455	—	—	—	22,420,462
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	—	—	(7,228)	—	—	—	—
Proceeds from sale of common stock, net of fees and expenses	—	—	1,607,717	1,608	—	—	4,926,074	—	—	—	4,927,682
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(325,621)	(325,621)
Net income (loss)	—	—	—	—	—	—	—	(2,745,125)	21,673	—	(2,723,452)
Balance, December 31, 2018	—	$—	33,246,141	$33,246	(25,000)	$(134,196)	$136,495,216	$(23,906,501)	$21,673	$(6,116,283)	$106,393,155

Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	468,604	—	—	—	468,604
Net issuance to settle RSUs	—	—	26,348	26	—	—	(16,203)	—	—	—	(16,177)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54,495)	(54,495)
Net loss	—	—	—	—	—	—	—	(11,590,347)	(50,028)	—	(11,640,375)
Balance, December 31, 2019	—	$—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	$(97,713)	$(6,192,962)	$88,755,769

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,640,375)	$(2,723,452)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	468,604	377,458
Change in allowance for doubtful accounts	(36,018)	(154,364)
Inventory write-down	818,099	—
Depreciation and amortization	2,410,802	1,890,715
(Gain) loss on disposal of property, plant and equipment	(13,075)	3,463
Change in foreign exchange contracts	(73,677)	2,626
Change in estimated value of assets held for sale	92,931	—
Loss on debt extinguishment	140,638	—
Amortization of debt discount	297,712	135,392
Changes in:
Accounts receivable	3,169,182	(8,336,183)
Unbilled accounts receivable	(524,511)	(11,206,984)
Inventories	(5,193,721)	(21,513,547)
Prepaid expenses and other current assets	16,829	123,752
Other non-current asset	31,935	—
Accounts payable	6,643,907	23,698,244
Deferred revenue	1,066,964	1,458,655
Accrued expenses and other current liabilities	(943,890)	384,628
Other non-current liabilities	(218,475)	(40,855)
Net cash used in operating activities	(3,486,139)	(15,900,452)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,447,549)	(336,623)
Proceeds from disposal of property, plant and equipment	20,075	24,106
Proceeds from sale of assets held for sale	1,757,069	—
Additions to internal use software	—	(43,000)
Acquisition of business, net of cash acquired	—	(26,354,951)
Acquisition of wheat assets	(2,633,000)	—
Net cash used in investing activities	(2,303,405)	(26,710,468)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,927,682
Net proceeds from sale of preferred stock	—	22,420,462
Taxes paid related to net share settlements of stock-based compensation awards	(16,177)	(25,497)
Borrowings and repayments on lines of credit, net	6,648,102	14,299,326
Borrowings of long-term debt	258,721	2,369,071
Debt issuance costs	(879,655)	(354,589)
Repayments of long-term debt	(1,147,447)	(2,682,056)
Net cash provided by financing activities	4,863,544	40,954,399
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(152,730)	(192,992)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,078,730)	(1,849,513)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,431,802	4,320,894
CASH AND CASH EQUIVALENTS, end of period	$2,353,072	$2,471,381
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$825,121	$1,106,256
Income taxes	76,878	13,304

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.8 million of current assets (restricted) and $0.5 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of December 31, 2019. We have recorded a combined $0.6 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2019.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 27% and 52% of its revenue for the three months ended December 31, 2019 and 2018, respectively. One customer accounted for 41% and 65% of its revenue for the six months ended December 31, 2019 and 2018, respectively.

Two customers accounted for 26% of the Company’s accounts receivable at December 31, 2019. One customer accounted for 19% of the Company’s accounts receivable at June 30, 2019.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 51% and 33% of revenue during the three months ended December 31, 2019 and 2018, respectively. Sales to international markets represented 48% and 23% of revenue during the six months ended December 31, 2019 and 2018, respectively. The net book value of fixed assets located outside the United States was 13% and 11% of total fixed assets at December 31, 2019 and June 30, 2019, respectively. Cash balances located outside of the United States may not be insured and totaled $518,429 and $236,822 at December 31, 2019 and June 30, 2019, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
United States	$6,098,755	49%	$12,464,626	67%	$12,803,301	52%	$34,204,005	77%
Saudi Arabia	2,095,140	17%	863,982	5%	2,285,140	9%	1,570,275	4%
Mexico	787,624	6%	986,303	5%	1,818,416	7%	1,379,253	3%
Australia	527,063	4%	1,040,480	6%	1,293,514	5%	1,370,150	3%
Pakistan	464,537	4%	464,936	3%	1,243,467	5%	730,583	2%
Libya	414,880	3%	800,375	4%	1,044,860	4%	1,798,750	4%
Italy	364,907	3%	82,880	0%	678,614	3%	82,880	0%
South Africa	343,997	3%	121,567	1%	458,444	2%	248,696	1%
China	213,168	2%	—	0%	379,270	2%	169,027	0%
Bolivia	169,900	1%	119,464	1%	169,900	1%	230,464	1%
Other	873,129	8%	1,636,383	8%	2,450,631	10%	2,917,050	5%
Total	$12,353,100	100%	$18,580,996	100%	$24,625,557	100%	$44,701,133	100%

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $1,798,093 and $1,742,887 at December 31, 2019 and June 30, 2019, respectively.

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

Components of inventory are:

	December 31, 2019	June 30, 2019
Raw materials and supplies	$1,275,442	$664,541
Work in progress	9,266,827	5,664,934
Finished goods	65,068,050	64,966,045
	$75,610,319	$71,295,520

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 25 years for technology/IP/germplasm, 17 years for customer relationships, 18 years for trade names, 15 years for license agreements and 16 years for other intangible assets.

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at December 31, 2019 and June 30, 2019, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months or six months ended December 31, 2019 or December 31, 2018.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2019 and December 31, 2018 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to S&W Seed Company	$(6,664,857)	$(2,766,056)	$(11,590,347)	$(2,745,125)
Numerator for basis EPS	(6,664,857)	(2,766,056)	(11,590,347)	(2,745,125)
Effect of dilutive securities:
Warrants	—	—	—	—
	—	—	—	—
Numerator for diluted EPS	$(6,664,857)	$(2,766,056)	$(11,590,347)	$(2,745,125)
Denominator:
Denominator for basic EPS-weighted- average shares	33,301,578	29,153,852	33,294,344	26,996,483
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,301,578	29,153,852	33,294,344	26,996,483
Basic EPS	$(0.20)	$(0.09)	$(0.35)	$(0.10)
Diluted EPS	$(0.20)	$(0.09)	$(0.35)	$(0.10)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three and six months ended December 31, 2019 and 2018.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$—	$32,827	$—
Total	$—	$32,827	$—

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$42,255	$—
Total	$—	$42,255	$—

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and six months ended December 31, 2019. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	December 31, 2019
Assets:
Right of use assets - operating leases	Other assets	$2,318,388

Right of use assets - finance leases	Other assets	1,053,231
Accumulated amortization - finance leases	Other assets	(141,308)
Right of use assets - finance leases, net	Other assets	911,923
Total lease assets		$3,230,311

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	683,119
Current lease liabilities	Accrued expenses and other current liabilities	784,925
Long-term debt, net	Long-term debt, net	1,684,646
Long-term lease liabilities	Other long-term liabilities	2,134,092
Total lease liabilities		$5,286,782

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	Cost of revenue	$71,591	$142,885
Operating lease cost	Selling, general and administrative expenses	109,287	307,334
Operating lease cost	Research and development expenses	52,304	104,532
Finance lease cost	Depreciation and amortization	135,855	229,162
Total lease costs		$369,037	$783,913

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases
Remainder of 2020	$534,093	$399,664
2021	840,640	805,446
2022	630,613	736,979
2023	444,342	628,491
2024	397,761	59,861
After 2024	417,663	—
Total lease payments	3,265,112	2,630,441
Less: Interest	346,095	262,676
Present value of lease liabilities	$2,919,017	$2,367,765

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases” in excess of one year at December 31, 2019 are as follows:

December 31, 2019
Remainder of 2020	$531,500
2021	723,454
2022	547,651
2023	396,999
2024	369,941
After 2024	388,890
Total	$2,958,435

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2019:

Operating lease remaining lease term	4.8 years
Operating lease discount rate	5.43%
Finance lease remaining lease term	3.5 years
Finance lease discount rate	6.27%
Cash paid for operating leases	$243,672
Cash paid for finance leases	$362,042

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

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Pioneer product sales	$3,144,106	$9,677,988	$6,407,122	$29,185,614
Other product sales	8,908,371	8,761,172	17,536,548	15,336,201
Services	300,623	141,836	681,887	179,318
	$12,353,100	$18,580,996	$24,625,557	$44,701,133

Pioneer Product Sales

In the three and six months ended December 31, 2019, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

In the three and six months ended December 31, 2018, Pioneer product sales consisted of revenue under the Distribution and Production Agreements.

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

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three and six months ended December 31, 2019, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

Payment Terms and Related Balance Sheet Accounts

Accounts receivable represent amounts that are payable to the Company by its customers subject only to the passage of time. Payment terms on invoices are generally 30 to 120 days for export customers and end of sales season (September 30th) for branded products sold within the United States. As the period between the transfer of goods and/or services to the customer and receipt of payment is less than one year, the Company does not separately account for a financing component in its contracts with customers.

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract, but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arose from the distribution and production agreements for which the Company recognized revenue over time, as the Company bills for these arrangements upon product delivery, while revenue was recognized, as described above, as costs were incurred. Unbilled receivables may arise as much as three months before billing is expected to occur.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended December 31, 2019, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $48,657.  During the six months ended December 31, 2019, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $36,018.

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

Management determined that one of the facilities acquired as part of the Chromatin acquisition would not be operated and is being held for sale. The components of that facility are:

Land and improvements	320,000
Buildings and improvements	1,380,000
Machinery and equipment	332,000
Less: Costs to sell	(101,600)
Less: Fair value adjustment subsequently recorded	(1,230,400)
Assets recorded as held for sale that have been subsequently sold	$700,000

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

The Company incurred acquisitions costs of $586,800 and $995,316 during the three and six months ended December 31, 2018 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Chromatin acquisition are included in our consolidated financial statements from the date of acquisition through December 31, 2019.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

Six Months Ended
December 31, 2018
Revenue	$46,374,310
Net loss	$(4,889,152)

For purposes of the pro forma disclosures above, there are no adjustments for the three and six months ended December 31, 2019.

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended December 31, 2018 include the elimination of acquisition expenses of $586,800 and $995,316, respectively.

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

The following table summarizes the activity of goodwill for the six months ended December 31, 2019 and the year ended June 30, 2019, respectively.

	Balance at July 1, 2019	Additions	Impairment	Balance at December 31, 2019
Goodwill	$—	$—	$—	$—

	Balance at July 1, 2018	Additions	Impairment	Balance at June 30, 2019
Goodwill	$10,292,265	$1,573,546	$(11,865,811)	$—

For the year ended June 30, 2019, the Company recorded an impairment charge on its intangible assets of $6.0 million.  Refer to Note 4 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at December 31, 2019
Trade name	$1,205,346	$—	$—	$(57,240)	$—	$1,148,106
Customer relationships	1,055,747	—	—	(55,785)	—	999,962
Non-compete	30,267	—	—	(8,402)	—	21,865
GI customer list	64,475	—	—	(3,582)	—	60,893
Supply agreement	1,002,154	—	—	(37,820)	—	964,334
Grower relationships	1,647,800	—	—	(52,703)	—	1,595,097
Intellectual property	26,786,468	—	—	(685,408)	—	26,101,060
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(77,499)	114,195	2,437,559
Internal use software	542,227	—	—	(33,889)	—	508,338
	$32,714,484	$2,400,863	$—	$(1,012,328)	$114,195	$34,217,214

	Balance at July 1, 2018	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2019
Trade name	$1,159,826	$150,000	$—	$(104,480)	$—	$1,205,346
Customer relationships	1,156,955	—	—	(101,208)	—	1,055,747
Non-compete	62,720	—	—	(32,453)	—	30,267
GI customer list	71,639	—	—	(7,164)	—	64,475
Supply agreement	1,077,783	—	—	(75,629)	—	1,002,154
Distribution agreement	6,344,253	—	(5,991,792)	(352,461)	—	—
Grower relationships	1,753,208	—	—	(105,408)	—	1,647,800
Intellectual property	20,873,393	7,200,000	—	(1,286,925)	—	26,786,468
In process research and development	—	380,000	—	—	—	380,000
Internal use software	610,003	43,000	(43,000)	(67,776)	—	542,227
	$33,109,780	$7,773,000	$(6,034,792)	$(2,133,504)	$—	$32,714,484

Amortization expense totaled $531,373 and $552,967 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense totaled $1,012,328 and $1,059,585 for the six months ended December 31, 2019 and 2018, respectively.

Estimated aggregate remaining amortization is as follows:

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$1,010,287	$2,014,124	$2,059,372	$1,981,632	$1,959,097	$25,192,702

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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31, 2019	June 30, 2019
Land and improvements	$2,166,279	$2,150,085
Buildings and improvements	10,450,880	10,018,108
Machinery and equipment	12,894,482	12,579,698
Vehicles	1,458,395	2,099,814
Construction in progress	83,345	66,921
Total property, plant and equipment	27,053,381	26,914,626
Less: accumulated depreciation	(6,708,707)	(6,279,677)
Property, plant and equipment, net	$20,344,674	$20,634,949

Depreciation expense totaled $733,073 and $482,639 for the three months ended December 31, 2019 and 2018, respectively. Depreciation expense totaled $1,257,166 and $831,130 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	December 31, 2019	June 30, 2019
Working capital lines of credit
KeyBank	$—	$2,350,000
CIBC	7,719,066	—
National Australia Bank Limited	9,114,300	8,426,400
National Australia Bank Limited Overdraft Facility	962,637	351,544
Debt issuance costs	(800,306)	(372,396)
Total working capital lines of credit, net	$16,995,697	$10,755,548
Current portion of long-term debt
Capital lease	$683,119	$563,087
Debt issuance costs	(9,632)	$(11,070)
Keith facility (building loan) - National Australia Bank Limited	73,616	73,731
Keith facility (machinery & equipment loans) - National Australia Bank Limited	351,126	215,519
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	235,481	247,942
Debt issuance costs	(39,556)	(75,707)
Total current portion, net	1,394,154	1,113,502
Long-term debt, less current portion
Capital lease	1,684,646	1,709,481
Debt issuance costs	(10,625)	(15,078)
Keith facility (building loan) - National Australia Bank Limited	252,396	256,303
Keith facility (machinery & equipment loans) - National Australia Bank Limited	482,201	309,988
Secured real estate note - Conterra	9,059,994	9,922,269
Debt issuance costs	(75,816)	(24,869)
Total long-term portion, net	11,392,796	12,158,095
Total debt, net	$12,786,950	$13,271,596

In September 2015, the Company entered into a credit and security agreement (the “KeyBank Credit Facility”) with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, included:

•

An aggregate principal amount that the Company was able to borrow, repay and reborrow, of up to $45.0 million in the aggregate, subject to a requirement that the Company maintain a reduced loan balance of (i) not more than $20.0 million for at least 30 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis) and (ii) not more than $25.0 million for at least 60 consecutive days over the prior twelve months (measured each quarter on a trailing 12 month basis).

•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, were payable in full on December 31, 2020.
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

•

Loans were based on a Base Rate or Eurodollar Rate (which was increased by an applicable margin of 2.9% per annum for Eurodollar Loans and 1.0% for Base Rate Loans) (both as defined in the KeyBank Credit Facility), generally at the Company’s option. In the event of a default, at the option of KeyBank, the interest rate on all obligations owing would have increased by 3% per annum over the rate otherwise applicable.

•

Subject to certain exceptions, the KeyBank Credit Facility was secured by a first priority perfected security interest in all of the Company’s assets and its domestic subsidiaries, which guaranteed the Company’s obligations under the KeyBank Credit Facility. The KeyBank Credit Facility was further secured by a lien on, and a pledge of, 65% of the stock of its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd.

In connection with the consummation of the Loan Agreement with CIBC described below, the Company terminated the KeyBank Credit Facility on December 26, 2019. In connection with such termination, the Company paid KeyBank approximately $5.9 million in aggregate principal, interest and fees that were outstanding and payable under the KeyBank Credit Facility at the time of its termination, and all liens on the assets of the Company and its subsidiaries guaranteeing such facility, together with such subsidiary guarantees, were released and terminated.

On December 26, 2019, the Company entered into a $35.0 million aggregate principal amount (the “CIBC Credit Facility”) Loan and Security Agreement (the “Loan Agreement”) by and among the Company and CIBC Bank USA (“CIBC”). The following is a summary of the terms of the CIBC Credit Facility:

•

Advances under the CIBC Credit Facility are to be used: (i) to refinance indebtedness to KeyBank; (ii) to finance the Company’s ongoing working capital requirements; and (iii) for general corporate purposes. The Company may also use a portion of the CIBC Credit Facility to finance permitted acquisitions and related costs.

•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
•

The Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves.

•

Loans may be based on (i) a Base Rate plus 0.5% per annum or (ii) LIBOR Rate plus 2.5% per annum (both as defined in the Loan Agreement), generally at the Company’s option. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

•	The CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of the Borrowers’ assets (subject to certain exceptions), including intellectual property.
•

The Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate the Company’s outstanding obligations under the Credit Facility, all as set forth in the Loan Agreement and related documents. The CIBC Credit Facility also contains customary and usual financial covenants imposed by CIBC.

•	As of December 31, 2019, there was approximately $21 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction (the "Loan Transaction") with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued two secured promissory notes (the "Notes") to Conterra as follows:

•

Secured Real Estate Note. The Company issued one Note in the principal amount of $10.4 million (the "Secured Real Estate Note") that is secured by a first priority security interest in the property, plant and fixtures (the "Real Estate Collateral") located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho research facilities (the "Facilities"). On December 24, 2019, the Company signed an amendment to the Note that extended the maturity date to November 30, 2022, as well as revised the Note’s payments starting July 1, 2020. The Secured Real Estate Note bears interest of 7.75% per annum. The Company agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $515,711, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. In November 2019, the Company paid down $753,120 of principal.  Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time.

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

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facilities with National Australia Bank Ltd (“NAB”). The current facilities (the “NAB Facilities”) were amended as of July 9, 2019 and expire on March 31, 2021. As of December 31, 2019, AUD $14,373,038 (USD $10,076,937) was outstanding under the NAB Facilities.

The NAB Facilities, as recently amended, comprise two distinct facility lines: (i) an overdraft facility (the “Overdraft Facility”), having a credit limit of AUD $2,000,000 (USD $1,402,200) and a borrowing base facility (the “Borrowing Base Facility”), having a credit limit of AUD $13,000,000 (USD $9,114,300).

The Borrowing Base Facility permits S&W Australia to borrow funds for periods of up to 180 days, at S&W Australia’s discretion, provided that the term is consistent with its trading terms. Interest for each drawdown is set at the time of the drawdown as follows: (i) for Australian dollar drawings, based on the Australian Trade Refinance Rate plus 1.5% per annum and (ii) for foreign currency drawings, based on the British Bankers’ Association Interest Settlement Rate for the relevant foreign currency for the relevant period, or if such rate is not available, the rate reasonably determined by NAB to be the appropriate equivalent rate, plus 1.5% per annum. As of December 31, 2019, the Borrowing Base Facility accrued interest on Australian dollar drawings at approximately 4.3% calculated daily. The Borrowing Base Facility is secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the mortgage on S&W Australia’s Keith, South Australia property and the Company’s corporate guarantee (up to a maximum of AUD $15,000,000).

The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2019, the Overdraft Facility accrued interest at approximately 5.97% calculated daily.

For both the Overdraft Facility and the Borrowing Base Facility, interest is payable each month in arrears. In the event of a default, as defined in the NAB Facility Agreement, the principal balance due under the facilities will thereafter bear interest at an increased rate per annum above the interest rate that would otherwise have been in effect from time to time under the terms of each facility (i.e., the interest rate increases by 4.3% per annum under the Borrowing Base Facility and the Overdraft Facility rate increases to 13.94% per annum upon the occurrence of an event of default).

Both facilities constituting the NAB Facilities are secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia and are guaranteed by the Company as noted above. The NAB Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the NAB facility agreements. S&W Australia was in compliance with all NAB debt covenants at December 31, 2019.

In January 2015, NAB and S&W Australia entered into a new business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”). In February 2016, NAB and S&W Australia also entered into a master asset finance facility (the “Master Assets Facility”).  The Master Asset Facility has various maturity dates through 2023 and have interest rates ranging from 3.64% to 5.31%. The credit limit under the facility is AUD $1,200,000 (USD $841,320) at December 31, 2019.

The Keith Building Loan and Keith Machinery and Equipment Facility are used for the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building. The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.49% as of December 31, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. The Keith Credit Facilities contain customary representations and warranties, affirmative and negative covenants and customary events of default that permit NAB to accelerate S&W Australia’s outstanding obligations, all as set forth in the facility agreement. They are secured by a lien on all the present and future rights, property and undertakings of S&W Australia, the Company’s corporate guarantee and a mortgage on S&W Australia’s Keith, South Australia property. As of December 31, 2019, USD $326,012 and USD $833,327 was outstanding under the Keith Building Loan and the Keith Machinery and Equipment Facility, respectively.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2020	$1,148,701
2021	1,247,718
2022	9,645,966
2023	716,007
2024	136,506
Thereafter	27,681
Total	$12,922,579

NOTE 10 - WARRANTS

The following table summarizes the total warrants outstanding at December 31, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2019	New Issuances	Expired	Outstanding as of December 31, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2018	New Issuances	Expired	Outstanding as of June 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

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

NOTE 12 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $5,234,038 at December 31, 2019, with maturities ranging from January to October 2020.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $32,827 at December 31, 2019 and foreign currency contract liabilities totaled $42,255 at June 30, 2019. The Company recorded a gain on foreign exchange contracts of $117,540 and $35,836, which is reflected in cost of revenue for the three months ended December 31, 2019 and 2018, respectively. The Company recorded a gain on foreign exchange contracts of $73,677 and a loss of $2,626, which is reflected in cost of revenue for the six months ended December 31, 2019 and 2018, respectively.

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

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of December 31, 2019, no amounts remained outstanding under the MFP Loan Agreement.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	December 31,
	2019	2018
Risk free rate	1.5 - 1.6%	2.7% - 3.0%
Dividend yield	0%	0%
Volatility	39.4% - 44.2%	40.4% - 45.5%
Average forfeiture assumptions	2.7%	1.4%

During the six months ended December 31, 2019, the Company granted options to purchase 1,869,934 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.26 - $2.37. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2019 and the year ended June 30, 2019 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	792,074	$4.55	6.3	$10,413
Granted	497,178	2.85	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(166,500)	6.17	—	—
Outstanding at June 30, 2019	1,122,752	3.55	8.0	34,135
Granted	1,869,934	2.37	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(110,284)	3.95	—	—
Outstanding at December 31, 2019	2,882,402	2.74	9.1	—
Options vested and exercisable at December 31, 2019	622,689	3.80	7.1	—
Options vested and expected to vest as of December 31, 2019	2,877,095	$2.74	9.1	$—

The weighted average grant date fair value of options granted and outstanding at December 31, 2019 was $0.98. At December 31, 2019, the Company had $1,636,115 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 2.8 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the six months ended December 31, 2019 and 2018, the Company issued 217,943 and 99,902 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the six months ended December 31, 2019 and 2018 totaled $513,380 and $306,047, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $193,329 and $222,431 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2019 and 2018, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2018	89,193	$3.98	1.1
Granted	175,758	2.69	2.8
Vested	(107,747)	3.75	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2019	157,204	2.69	1.4
Granted	217,943	2.36	2.8
Vested	(28,860)	3.26	—
Forfeited	—	—	—
Nonvested restricted units outstanding at December 31, 2019	346,287	$2.43	2.4

At December 31, 2019, the Company had $615,060 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 2.4 years.

At December 31, 2019, there were 986,266 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2019 and 2018, totaled $309,767 and $222,153, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2019 and 2018, totaled $468,604 and $377,458, respectively.

NOTE 16 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2019 and 2018, respectively.

	Six Months Ended December 31,
	2019	2018
Purchases of equipment classified as finance lease	$(396,680)	$—

NOTE 17 - SUBSEQUENT EVENTS

None.

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

•

Our 2018 acquisition of the assets of Chromatin, Inc. and related companies, which positioned us to become a global leader in the hybrid sorghum seed market and enhanced our distribution channels both internationally and within a U.S.-based farmer-dealer network; and

•

Our 2018 joint venture with AGT Foods Africa Proprietary Limited (“AGT”) based in South Africa named SeedVision Proprietary Limited (“SeedVision”). SeedVision will leverage AGT's African-based production and processing facilities to produce our hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

On May 22, 2019, we restructured our relationship with Pioneer, a subsidiary of Corteva Agriscience (“Corteva”), by entering into two agreements under which, among other things:

•

We received $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, and are entitled to receive an aggregate of $13.9 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
February 15, 2020	$5,551,372
September 15, 2020	$3,750,927
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total:	$13,903,436

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

Licensing Revenue

During the year ended June 30, 2019, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the our existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, changes in the estimated fair value of assets held for sale and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Conterra Agricultural Capital, LLC ("Conterra").

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

Results of Operations

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2019 was $12.4 million compared to $18.6 million for the three months ended December 31, 2018. The $6.2 million decrease in revenue for the three months ended December 31, 2019 was primarily due to a decrease in revenue received from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva.

As part of the termination, Corteva agreed to purchase certain quantities of seed held by us as of the date of the termination, which Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the our existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.  We received a payment of $45.0 million in May 2019, $5.6 million in September 2019, $5.6 million in January 2020 and are entitled to receive an aggregate of $13.9 million in additional payments through February 2021. During the three months ended December 31, 2019 we recorded sales of $3.1 million to Pioneer, which was a decrease of $6.6 million from the three months ended December 31, 2018 amount of $9.7 million.

The $6.6 million decrease in revenue to Pioneer was partially offset by increases of $0.3 million in Core Revenue.  Core Revenue (excluding product revenue attributable to Pioneer) for the three months ended December 31, 2019 was $9.2 million compared to Core Revenue for the three months ended December 31, 2018 of $8.9 million, representing an increase of 3%.  Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the three months ended December 31, 2019 can be attributed to an increase in alfalfa revenues in the Middle East and Northern Africa (“MENA”) region partially offset by decreases in Australia.

Sales into international markets represented 51% and 33% of our total revenue during the three months ended December 31, 2019 and 2018, respectively. Domestic revenue accounted for 49% and 67% of our total revenue for the three months ended December 31, 2019 and 2018, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer/Corteva agreement mentioned above. As a result, we anticipate that international sales will increase as a percentage of our total sales in fiscal 2020.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,
	2019		2018
United States	$6,098,755	49%	$12,464,626	67%
Saudi Arabia	2,095,140	17%	863,982	5%
Mexico	787,624	6%	986,303	5%
Australia	527,063	4%	1,040,480	6%
Pakistan	464,537	4%	464,936	3%
Libya	414,880	3%	800,375	4%
Italy	364,907	3%	82,880	0%
South Africa	343,997	3%	121,567	1%
China	213,168	2%	—	0%
Bolivia	169,900	1%	119,464	1%
Other	873,129	8%	1,636,383	8%
Total	$12,353,100	100%	$18,580,996	100%

Cost of revenue of $10.2 million for the three months ended December 31, 2019 was equal to 82.3% of total revenue for the three months ended December 31, 2019, while the cost of revenue of $13.9 million for the three months ended December 31, 2018 was equal to 74.8% of total revenue for the three months ended December 31, 2018.

Total gross profit margin for the three months ended December 31, 2019 was 17.7% compared to 25.2% in the three months ended December 31, 2018. The decrease in gross profit margins was primarily due to a change in sales mix as our prior year sales consisted of our higher concentration of sales to Pioneer.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expense for the three months ended December 31, 2019 totaled $5.1 million compared to $4.3 million for the three months ended December 31, 2018. The $0.8 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.4 million in additional compensation and benefits costs associated with sales and marketing personnel, $0.4 million for executive leadership personnel, as well as other expense increases. As a percentage of revenue, SG&A expenses were 41.1% for the three months ended December 31, 2019, compared to 23.4% for the three months ended December 31, 2018.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2019 totaled $1.7 million compared to $1.4 million for the three months ended December 31, 2018. The $0.3 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in connection with the Chromatin business following our acquisition of Chromatin in October 2018, as well as additional investment in our hybrid sunflower programs.  We expect our research and development spend for fiscal 2020 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2019 was $1.3 million compared to $1.0 million for the three months ended December 31, 2018. Included in these amounts was amortization expense for intangible assets, which totaled $0.5 million for the three months ended December 31, 2019 and $0.6 million for the three months ended December 31, 2018. The $0.3 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.1 million of additional Chromatin expenses following the October 2018 acquisition, $0.1 million of expense associated with amortization of right of use assets and $0.1 million of additional expenses following our August 2019 acquisition of a wheat breeding program in Australia from Dow AgroScience (“the Dow Wheat Acquisition”), as discussed in more detail in Note 7 to the financial statements above.

Foreign Currency Gain

We recorded a foreign currency gain of $0.1 million for the three months ended December 31, 2019 compared to a gain of $32,987 for the three months ended December 31, 2018. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2019 was $0.1 million compared to $0.1 million for the three months ended December 31, 2018. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended December 31, 2019 totaled $0.5 million compared to $0.6 million for the three months ended December 31, 2018. Interest expense for the three months ended December 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the three months ended December 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.1 million decrease in interest expense for the three months ended December 31, 2019 was primarily driven by lower interest on the working capital credit facilities due to decreased levels of borrowings.

Provision for Income Taxes

Income tax expense totaled $23,290 for the three months ended December 31, 2019 compared to income tax benefit of $4,801 for the three months ended December 31, 2018. Our effective tax rate was 0.4% for the three months ended December 31, 2019 compared to 0.2% for the three months ended December 31, 2018. Our effective tax rate for the three months ended December 31, 2019 was 0.4% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, in prior years, we did record tax expense related to certain other factors occurring throughout the year.  Our effective tax rate is driven by minimal state taxes.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2019 was $24.6 million compared to $44.7 million for the six months ended December 31, 2018. The $20.1 million decrease in revenue for the six months ended December 31, 2019 was primarily due to a decrease in revenue received from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva.

As part of the termination, Corteva agreed to purchase certain quantities of seed held by us as of the date of the termination, which Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of our existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties.  We received a payment of $45.0 million in May 2019, $5.6 million in September 2019, $5.6 million in January 2020 and are entitled to receive an aggregate of $13.9 million in additional payments through February 2021. During the six months ended December 31, 2019 we recorded sales of $6.4 million to Pioneer, which was a decrease of $22.8 million from the six months ended December 31, 2018 amount of $29.2 million.

The $22.8 million decrease in revenue to Pioneer was partially offset by increases of $2.7 million in Core Revenue.  Core Revenue (excluding product revenue attributable to Pioneer) for the six months ended December 31, 2019 was $18.2 million compared to Core Revenue for the six months ended December 31, 2018 of $15.5 million, representing an increase of 17%.  Due to the revised agreements entered into with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the six months ended December 31, 2019 can be attributed to an increase in alfalfa revenues to the MENA region and Mexico.

Sales into international markets represented 48% and 23% of our total revenue during the six months ended December 31, 2019 and 2018, respectively. Domestic revenue accounted for 52% and 77% of our total revenue for the six months ended December 31, 2019 and 2018, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer/Corteva agreement mentioned above. As a result, we anticipate that international sales will increase as a percentage of our total sales in fiscal 2020.

The following table shows revenue from external sources by destination country:

	Six Months Ended December 31,
	2019		2018
United States	$12,803,301	52%	$34,204,005	77%
Saudi Arabia	2,285,140	9%	1,570,275	4%
Mexico	1,818,416	7%	1,379,253	3%
Australia	1,293,514	5%	1,370,150	3%
Pakistan	1,243,467	5%	730,583	2%
Libya	1,044,860	4%	1,798,750	4%
Italy	678,614	3%	82,880	0%
South Africa	458,444	2%	248,696	1%
China	379,270	2%	169,027	0%
Bolivia	169,900	1%	230,464	1%
Other	2,450,631	10%	2,917,050	5%
Total	$24,625,557	100%	$44,701,133	100%

Cost of revenue of $19.4 million for the six months ended December 31, 2019 was equal to 78.6% of total revenue for the six months ended December 31, 2019, while the cost of revenue of $34.6 million for the six months ended December 31, 2018 was equal to 77.3% of total revenue for the six months ended December 31, 2018.

Total gross profit margin for the six months ended December 31, 2019 was 21.4% compared to 22.7% in the six months ended December 31, 2018. The decrease in gross profit margins was primarily due to a change in sales mix as our prior year sales consisted of our higher concentration of sales to Pioneer.

Selling, General and Administrative Expenses

SG&A expense for the six months ended December 31, 2019 totaled $9.8 million compared to $7.2 million for the six months ended December 31, 2018. The $2.5 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $1.4 million in additional compensation and benefits costs associated with sales and marketing personnel, $0.7 million for executive leadership personnel, as well as other expense increases. As a percentage of revenue, SG&A expenses were 39.7% for the six months ended December 31, 2019, compared to 16.2% for the six months ended December 31, 2018.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2019 totaled $3.3 million compared to $2.4 million for the six months ended December 31, 2018. The $0.9 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in connection with the Chromatin business following our acquisition of Chromatin in October 2018, as well as additional investment in our hybrid sunflower programs.  We expect our research and development spend for fiscal 2020 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2019 was $2.4 million compared to $1.9 million for the six months ended December 31, 2018. Included in these amounts was amortization expense for intangible assets, which totaled $1.0 million for the six months ended December 31, 2019 and $1.1 million for the six months ended December 31, 2018. The $0.5 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.4 million of additional Chromatin expenses following the October 2018 acquisition, $0.1 million of expense associated with amortization of right of use assets and $0.1 million of additional expenses following the Dow Wheat Acquisition in August 2019, partially offset by fully depreciated assets.

Foreign Currency Gain

We recorded a foreign currency gain of $14,176 for the six months ended December 31, 2019 compared to a gain of $58,430 for the six months ended December 31, 2018. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2019 was $0.3 million compared to $0.1 million for the six months ended December 31, 2018. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the six months ended December 31, 2019 totaled $0.9 million compared to $1.3 million for the six months ended December 31, 2018. Interest expense for the six months ended December 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the six months ended December 31, 2018 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.4 million decrease in interest expense for the six months ended December 31, 2019 was primarily driven by lower interest on the working capital credit facilities due to decreased levels of borrowings.

Provision for Income Taxes

Income tax expense totaled $24,520 for the six months ended December 31, 2019 compared to income tax expense of $4,533 for the six months ended December 31, 2018. Our effective tax rate was 0.2% for the six months ended December 31, 2019 compared to 0.2% for the six months ended December 31, 2018. Our effective tax rate for the six months ended December 31, 2019 was 0.2% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, in prior years, we did record tax expense related to certain other factors occurring throughout the year.   Our effective tax rate is driven by minimal state taxes.

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

In recent periods, we have consummated the following equity and debt financings:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a $35.0 million aggregate principal amount (the “CIBC Credit Facility”) Loan and Security Agreement (the “Loan Agreement”) by and among us and CIBC Bank USA (“CIBC”). The following is a summary of the terms of the CIBC Credit Facility:

•

Advances under the CIBC Credit Facility are to be used: (i) to refinance indebtedness to KeyBank; (ii) to finance our ongoing working capital requirements; and (iii) for general corporate purposes. We may also use a portion of the CIBC Credit Facility to finance permitted acquisitions and related costs.

•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
•

The Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves.

•

Loans may be based on (i) a Base Rate plus 0.5% per annum or (ii) LIBOR Rate plus 2.5% per annum (both as defined in the Loan Agreement), generally at our option. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

•	The CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of the Borrowers’ assets (subject to certain exceptions), including intellectual property.
•

The Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate our outstanding obligations under the Credit Facility, all as set forth in the Loan Agreement and related documents. The CIBC Credit Facility also contains customary and usual financial covenants imposed by CIBC.

Termination of KeyBank Credit Facility

In connection with the consummation of the Loan Agreement with CIBC described above, we terminated the Credit and Security Agreement, dated September 22, 2015 (as amended, the “KeyBank Agreement”), with KeyBank National Association (“KeyBank”). In connection with such termination, we paid KeyBank approximately $5.9 million in aggregate principal, interest and fees that were outstanding and payable under the KeyBank Agreement at the time of its termination, and all liens on our assets and the assets of our subsidiaries guaranteeing such facility, together with such subsidiary guarantees, were released and terminated. The KeyBank Agreement had provided for borrowings of up to a $45.0 million revolving line of credit.

Conterra Transaction

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. In the transaction, we issued two secured promissory notes to Conterra. One promissory note in the principal amount of $10.4 million (the "Secured Real Estate Note") is secured by a first priority security interest in the property, plant and fixtures located at our Five Points, California and Nampa, Idaho production facilities and our Nampa, Idaho research facilities. The note was scheduled to mature on November 30, 2020.  On December 24, 2019, we entered into an amendment to extend the maturity date to November 30, 2022. The note bears interest of 7.75% per annum. We have agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022.

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

S&W Australia Facilities

S&W Australia has a series of debt facilities with National Australia Bank Ltd (“NAB”), all of which are guaranteed by us.  The NAB facilities and their key terms are as follows:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD 2,000,000 (USD $1,402,000 at December 31, 2019) and a borrowing base line having a credit limit of AUD 13,000,000 (USD $9,114,300 at December 31, 2019). The seasonal credit facility expires on March 31, 2021. As of December 31, 2019, AUD 14,373,038 (USD $10,076,937) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.  S&W Australia was in compliance with all debt covenants under the seasonal credit facility at December 31, 2019.

•

S&W Australia financed the construction of a building on S&W Australia’s Keith, South Australia property, purchase of adjoining land and for the machinery and equipment for use in the operations of the building through two additional debt facilities with NAB:  a business markets – flexible rate loan (the “Keith Building Loan”) and a separate machinery and equipment facility (the “Keith Machinery and Equipment Facility”).  The Keith Building Loan matures on November 30, 2024. The interest rate on the Keith Building Loan varies from pricing period to pricing period (each such period approximately 30 days), based on the weighted average of a specified basket of interest rates (5.49% as of December 31, 2019). Interest is payable each month in arrears. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%.  The Keith Building Loan and Keith Machinery and Equipment Facility are secured by a lien on all the present and future rights, property and undertakings of S&W Australia and a mortgage on S&W Australia’s Keith, South Australia property. As of December 31, 2019, USD $326,012 and USD $833,327 was outstanding under the Keith Building Loan and the Keith Machinery and Equipment Facility, respectively.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.64% to 5.31%.  The credit limit under the facility is AUD 1,200,000 (USD $841,320) at December 31, 2019.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at December 31, 2019.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2019 and 2018:

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities	$(3,486,139)	$(15,900,452)
Cash flows from investing activities	(2,303,405)	(26,710,468)
Cash flows from financing activities	4,863,544	40,954,399
Effect of exchange rate changes on cash	(152,730)	(192,992)
Net increase (decrease) in cash and cash equivalents	(1,078,730)	(1,849,513)
Cash and cash equivalents, beginning of period	3,431,802	4,320,894
Cash and cash equivalents, end of period	$2,353,072	$2,471,381

Operating Activities

For the six months ended December 31, 2019, operating activities used $3.5 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $7.5 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $4.0 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $6.6 million, a decrease in accounts receivable of $3.2 million, partially offset by an increase in inventory of $5.2 million.

For the six months ended December 31, 2018, operating activities used $15.9 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $0.5 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $15.4 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventory of $21.5 million, an increase in unbilled accounts receivable of $11.2 million, and an increase in accounts receivable of $8.3 million, partially offset by an increase in accounts payable of $23.7 million.

Investing Activities

Investing activities during the six months ended December 31, 2019 used $2.3 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities. We also had additions to property, plant and equipment of $1.4 million consisting primarily of equipment purchases for our facility in Keith, Australia and leasehold improvements to our new corporate headquarters in Longmont, Colorado; partially offset by $1.7 million of net proceeds from the sale of properties in Arlington Wisconsin and Plainview Texas.

Investing activities during the six months ended December 31, 2018 used $26.7 million in cash. The Chromatin Acquisition accounted for $26.4 million of the cash used in investing activities.  We also had additions to property, plant and equipment of $0.3 million consisting primarily equipment purchases for our facility in Keith, Australia.

Financing Activities

Financing activities during the three months ended December 31, 2019 provided $4.9 million in cash. During the six months ended December 31, 2019, we had net borrowings on the working capital lines of credit of $6.6 million, net repayments of long-term debt of $1.1 million and debt issuance costs of $0.8 million.

Financing activities during the six months ended December 31, 2018 provided $41.0 million in cash. During the six months ended December 31, 2018, we completed a private placement of common stock which raised net proceeds of $4.9 million in cash and a private placement of preferred stock which raised net proceeds of $22.4 million. During the six months ended December 31, 2018, we also had net borrowings on the working capital lines of credit of $14.3 million. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2.1 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2019.

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

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  We adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, we perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

During the three months ended December 31, 2019, we recognized a write-down of inventory in the amount of $0.5 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the three months ended December 31, 2019 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant’s Amended and Restated Bylaws, together with Amendments One, Two and Three thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Common Stock Purchase Warrant.

10.1*	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019.

10.2	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2015 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant as determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

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

S&W SEED COMPANY

Date: February 12, 2020	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)