Form 10-Q
period 2020-03-31
S&W Seed Co
filed 2020-05-14
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2020

or

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

The number of shares outstanding of common stock of the registrant as of May 12, 2020 was 33,416,204.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include but are not limited to, any statements concerning the potential effects of the COVID-19 pandemic on our business, projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•

the duration of the COVID-19 pandemic and the extent to which it continues to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

•	changes in demand for our alfalfa, sorghum, sunflower and stevia products;
•

our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through acquisitions) and our ability to successfully integrate acquisitions into our operations;

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

•	the impact of pricing of other crops that may be influence what crops our growers elect to plant;
•	whether we are successful in aligning expense levels to revenue changes;
•	the effectiveness of our global supply chain and distribution capabilities;
•	whether we are successful in monetizing our stevia business;
•	the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
•

other risks that are described herein including but not limited to the items discussed in “Risk Factors” below, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those listed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended June 30, 2019 (the “Annual Report”), as updated in Part II, Item 1A. “Risks Factors” of this Quarterly Report on Form 10-Q.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2020	June 30, 2019
CURRENT ASSETS
Cash and cash equivalents	$8,466,437	$3,431,802
Accounts receivable, net	19,254,556	13,380,464
Inventories, net	70,807,964	71,295,520
Prepaid expenses and other current assets	1,746,268	1,687,490
Assets held for sale	—	1,850,000
TOTAL CURRENT ASSETS	100,275,225	91,645,276
Property, plant and equipment, net	20,628,422	20,634,949
Intangibles, net	37,854,710	32,714,484
Goodwill	2,381,684	—
Other assets	6,459,625	1,369,560
TOTAL ASSETS	$167,599,666	$146,364,269
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,739,329	$6,930,829
Deferred revenue	8,416,430	9,054,549
Accrued expenses and other current liabilities	8,017,363	6,073,110
Lines of credit, net	28,145,189	10,755,548
Current portion of long-term debt, net	1,755,905	1,113,502
TOTAL CURRENT LIABILITIES	61,074,216	33,927,538
Long-term debt, net, less current portion	13,852,560	12,158,095
Contingent consideration obligation	4,037,922	—
Other non-current liabilities	3,418,905	280,424
TOTAL LIABILITIES	82,383,603	46,366,057
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,423,019 issued and 33,398,019 outstanding at March 31, 2020; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019;	33,423	33,303
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	137,480,467	136,751,875
Accumulated deficit	(45,338,714)	(30,466,618)
Accumulated other comprehensive loss	(6,679,462)	(6,138,467)
Noncontrolling interests	(145,455)	(47,685)
TOTAL STOCKHOLDERS' EQUITY	85,216,063	99,998,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,599,666	$146,364,269

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue
Product and other	$29,091,884	$18,176,166	$53,717,442	$62,877,299
Total revenue	29,091,884	18,176,166	53,717,442	62,877,299
Cost of revenue
Product and other	22,667,126	13,388,470	42,027,439	47,942,933
Total cost of revenue	22,667,126	13,388,470	42,027,439	47,942,933
Gross profit	6,424,758	4,787,696	11,690,003	14,934,366
Operating expenses
Selling, general and administrative expenses	5,895,984	4,610,471	15,663,907	11,840,547
Research and development expenses	2,041,650	1,824,613	5,301,714	4,190,280
Depreciation and amortization	1,209,433	1,171,057	3,620,235	3,061,771
Gain on disposal of property, plant and equipment	(7,719)	(97,483)	(20,794)	(94,020)
Total operating expenses	9,139,348	7,508,658	24,565,062	18,998,578
Loss from operations	(2,714,590)	(2,720,962)	(12,875,059)	(4,064,212)
Other expense
Foreign currency loss (gain)	81,574	4,793	67,399	(53,638)
Reduction of anticipated loss on sub-lease land	—	(141,373)	—	(141,373)
Change in estimated value of assets held for sale	—	—	92,931	—
Loss on extinguishment of debt	—	—	140,638	—
Interest expense - amortization of debt discount	96,222	103,362	393,935	238,754
Interest expense	444,401	758,669	1,382,680	2,057,377
Loss before income taxes	(3,336,787)	(3,446,413)	(14,952,642)	(6,165,332)
Provision (benefit) for income taxes	(7,296)	(82,411)	17,224	(77,878)
Net loss	$(3,329,491)	$(3,364,002)	$(14,969,866)	$(6,087,454)
Net loss attributed to noncontrolling interests	(47,742)	(22,102)	(97,770)	(429)
Net loss attributable to S&W Seed Company	$(3,281,749)	$(3,341,900)	$(14,872,096)	$(6,087,025)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.10)	$(0.10)	$(0.45)	$(0.21)
Diluted	$(0.10)	$(0.10)	$(0.45)	$(0.21)
Weighted average number of common shares outstanding:
Basic	33,385,376	33,267,258	33,323,239	29,043,493
Diluted	33,385,376	33,267,258	33,323,239	29,043,493

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(3,329,491)	$(3,364,002)	$(14,969,866)	$(6,087,454)
Foreign currency translation adjustment, net of income taxes	(486,500)	36,576	(540,995)	(289,045)
Comprehensive loss	$(3,815,991)	$(3,327,426)	$(15,510,861)	$(6,376,499)
Comprehensive loss attributable to noncontrolling interests	(47,742)	(22,102)	(97,770)	(429)
Comprehensive loss attributable to S&W Seed Company	$(3,768,249)	$(3,305,324)	$(15,413,091)	$(6,376,070)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2018	—	—	33,246,141	$33,246	(25,000)	$(134,196)	$136,495,216	$(23,906,501)	21,673	$(6,116,283)	$106,393,155
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	156,175	—	—	—	156,175
Net issuance to settle RSUs	—	—	51,205	51	—	—	(5,634)	—	—	—	(5,583)
Proceeds from sale of common stock, net of fees and expenses	—	—	—	—	—	—	(46,620)	—	—	—	(46,620)
Other comprehensive income	—	—	—	—	—	—	—	—	—	36,576	36,576
Net loss	—	—	—	—	—	—	—	(3,341,900)	(22,102)	—	(3,364,002)
Balance, March 31, 2019	—	$—	33,297,346	$33,297	(25,000)	$(134,196)	$136,599,137	$(27,248,401)	$(429)	$(6,079,707)	$103,169,701

Balance, December 31, 2019	—	$—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	$(97,713)	$(6,192,962)	$88,755,769
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	325,587	—	—	—	325,587
Net issuance to settle RSUs	—	—	93,453	94	—	—	(49,396)	—	—	—	(49,302)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(486,500)	(486,500)
Net loss	—	—	—	—	—	—	—	(3,281,749)	(47,742)	—	(3,329,491)
Balance, March 31, 2020	—	$—	33,423,019	$33,423	(25,000)	$(134,196)	$137,480,467	$(45,338,714)	$(145,455)	$(6,679,462)	$85,216,063

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2018	—	—	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	—	$(5,790,662)	$81,742,124
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	533,633	—	—	—	533,633
Net issuance to settle RSUs	—	—	86,723	87	—	—	(31,168)	—	—	—	(31,081)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	—	—	—	—	22,373,835	—	—	—	22,373,842
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	—	—	(7,228)	—	—	—	—
Proceeds from sale of common stock, net of fees and expenses	—	—	1,607,717	1,608	—	—	4,926,074	—	—	—	4,927,682
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(289,045)	(289,045)
Net loss	—	—	—	—	—	—	—	(6,087,025)	(429)	—	(6,087,454)
Balance, March 31, 2019	—	$—	33,297,346	$33,297	(25,000)	$(134,196)	$136,599,137	$(27,248,401)	$(429)	$(6,079,707)	$103,169,701

Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	794,191	—	—	—	794,191
Net issuance to settle RSUs	—	—	119,801	120	—	—	(65,599)	—	—	—	(65,479)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(540,995)	(540,995)
Net loss	—	—	—	—	—	—	—	(14,872,096)	(97,770)	—	(14,969,866)
Balance, March 31, 2020	—	$—	33,423,019	$33,423	(25,000)	$(134,196)	$137,480,467	$(45,338,714)	$(145,455)	$(6,679,462)	$85,216,063

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,969,866)	$(6,087,454)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	794,191	533,633
Change in allowance for doubtful accounts	(126,449)	336,583
Inventory write-down	1,411,128	—
Depreciation and amortization	3,620,235	3,061,771
Gain on disposal of property, plant and equipment	(20,794)	(94,020)
Change in foreign exchange contracts	402,546	(53,650)
Change in estimated value of assets held for sale	92,931	—
Loss on debt extinguishment	140,638	—
Reduction of anticipated loss on sub-lease land	—	(141,373)
Amortization of debt discount	393,935	238,754
Changes in:
Accounts receivable	(3,375,709)	1,584,152
Unbilled accounts receivable	—	(4,258,450)
Inventories	3,562,145	(20,442,220)
Prepaid expenses and other current assets	(174,337)	(177,526)
Other non-current asset	(38,245)	(15,608)
Accounts payable	4,684,742	6,569,031
Deferred revenue	(634,962)	(564,204)
Accrued expenses and other current liabilities	430,788	853,767
Other non-current liabilities	(920,990)	(112,424)
Net cash used in operating activities	(4,728,073)	(18,769,238)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,760,905)	(836,983)
Proceeds from disposal of property, plant and equipment	27,855	423,762
Proceeds from sale of assets held for sale	1,757,069	—
Additions to internal use software	—	(43,000)
Acquisition of business, net of cash acquired	(7,497,645)	(26,354,951)
Acquisition of wheat assets	(2,633,000)	—
Net cash used in investing activities	(10,106,626)	(26,811,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,927,682
Net proceeds from sale of preferred stock	—	22,373,842
Taxes paid related to net share settlements of stock-based compensation awards	(65,480)	(31,081)
Borrowings and repayments on lines of credit, net	19,553,150	17,768,886
Borrowings of long-term debt	3,684,597	2,776,973
Debt issuance costs	(970,461)	(411,315)
Repayments of long-term debt	(1,855,708)	(3,075,170)
Net cash provided by financing activities	20,346,098	44,329,817
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(476,764)	(186,802)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,034,635	(1,437,395)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,431,802	4,320,894
CASH AND CASH EQUIVALENTS, end of period	$8,466,437	$2,883,499
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,373,712	$1,989,637
Income taxes	76,625	16,280

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

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly owned subsidiary, S&W Seed Company, a Nevada corporation.

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

On February 24, 2020, S&W Australia, acquired all of the issued and outstanding shares of Pasture Genetics Pty Ltd, an Australia corporation (“Pasture Genetics”), from Pasture Genetics’ sole shareholder.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds, primarily alfalfa seed. The Company owns seed cleaning and processing facilities, which are located in Five Points, California; Nampa, Idaho; Dumas, Texas; New Deal, Texas and Keith, South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

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

In February 2020, S&W Australia acquired Pasture Genetics, the third largest pasture seed company in Australia, as part of the Company’s efforts to diversify its product offerings and expand its distribution channels.

The Company’s operations span the world’s alfalfa and sorghum production regions with operations in the San Joaquin and Imperial Valleys of California, Texas, five other U.S. states, Australia, Hungary, and three provinces in Canada, and the Company sells its seed products in more than 30 countries around the globe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries and majority-owned subsidiaries over which the Company's exercises control. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.8 million of current assets (restricted) and $0.3 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of March 31, 2020. We have recorded a combined $0.6 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2019.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2020. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, revenue recognition, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligation, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Pioneer accounted for 41% and 44% of its revenue for the three months ended

March 31, 2020 and 2019, respectively. Pioneer accounted for 35% and 59% of its revenue for the nine months ended March 31, 2020 and 2019, respectively.

No customers accounted for greater than 10% of the Company’s accounts receivable at March 31, 2020. One customer accounted for 19% of the Company’s accounts receivable at June 30, 2019.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 38% and 27% of revenue during the three months ended March 31, 2020 and 2019, respectively. Sales to international markets represented 41% and 25% of revenue during the nine months ended March 31, 2020 and 2019, respectively. The net book value of fixed assets located outside the United States was 11% and 11% of total fixed assets at March 31, 2020 and June 30, 2019, respectively. Cash balances located outside of the United States may not be insured and totaled $2,187,159 and $236,822 at March 31, 2020 and June 30, 2019, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
United States	$17,971,919	62%	$13,346,894	73%	$31,606,370	59%	$47,133,287	75%
Australia	6,657,668	23%	767,044	4%	7,720,707	14%	2,137,194	3%
France	863,511	3%	45,091	0%	898,885	2%	753,937	1%
Italy	722,027	2%	—	0%	1,400,641	3%	82,880	0%
Mexico	520,614	2%	666,452	4%	2,339,030	4%	2,045,705	3%
South Africa	482,414	2%	241,797	1%	1,101,243	2%	490,492	1%
Saudi Arabia	373,560	1%	1,494,815	8%	2,728,791	5%	3,065,089	5%
Pakistan	301,515	1%	—	0%	1,544,982	3%	730,583	1%
Other	1,198,656	4%	1,614,073	10%	4,376,793	8%	6,438,132	11%
Total	$29,091,884	100%	$18,176,166	100%	$53,717,442	100%	$62,877,299	100%

COVID-19 Pandemic

In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business, including its results of operations and financial condition, and has implemented measures designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company's operations.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $1,727,437 and $1,576,900 at March 31, 2020 and June 30, 2019, respectively.

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

Components of inventory are:

	March 31, 2020	June 30, 2019
Raw materials and supplies	$1,834,345	$664,541
Work in progress	8,779,237	5,664,934
Finished goods	60,194,382	64,966,045
	$70,807,964	$71,295,520

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

Goodwill

Goodwill originated from acquisitions of Imperial Valley Seeds, Inc. (“IVS”) and S&W Australia in fiscal year 2013, the acquisition of the alfalfa business from Pioneer in fiscal year 2015, the acquisition of assets of SV Genetics in fiscal year 2016, the acquisition of substantially all of the assets of Chromatin, Inc. in fiscal year 2019 and the acquisition of Pasture Genetics in fiscal year 2020.

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at March 31, 2020 and June 30, 2019, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months or nine months ended March 31, 2020 or March 31, 2019.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to S&W Seed Company	$(3,281,749)	$(3,341,900)	$(14,872,096)	$(6,087,025)
Numerator for basis EPS	(3,281,749)	(3,341,900)	(14,872,096)	(6,087,025)
Effect of dilutive securities:
Warrants	—	—	—	—
	—	—	—	—
Numerator for diluted EPS	$(3,281,749)	$(3,341,900)	$(14,872,096)	$(6,087,025)
Denominator:
Denominator for basic EPS-weighted- average shares	33,385,376	33,267,258	33,323,239	29,043,493
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,385,376	33,267,258	33,323,239	29,043,493
Basic EPS	$(0.10)	$(0.10)	$(0.45)	$(0.21)
Diluted EPS	$(0.10)	$(0.10)	$(0.45)	$(0.21)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three and nine months ended March 31, 2020 and 2019.

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

The assets acquired and liabilities assumed in the Dow Wheat acquisition (see Note 7) were valued at fair value on a non-recurring basis as of August 15, 2019.

The assets acquired and liabilities assumed in the Pasture Genetics acquisitions (see Note 6) were valued at fair value on a non-recurring basis as of February 24, 2020.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$415,294	$—
Contingent consideration obligation	—	—	4,037,922
Total	$—	$415,294	$4,037,922

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$42,255	$—
Total	$—	$42,255	$—

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

NOTE 3 - LEASES

S&W leases office and laboratory space, field research plots and equipment used in connection with its operations under various operating and finance leases.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and nine months ended March 31, 2020. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	March 31, 2020
Assets:
Right of use assets - operating leases	Other assets	$4,174,473

Right of use assets - finance leases	Other assets	1,053,231
Accumulated amortization - finance leases	Other assets	(225,692)
Right of use assets - finance leases, net	Other assets	827,539
Total lease assets		$5,002,012

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	691,142
Current lease liabilities	Accrued expenses and other current liabilities	1,136,890
Long-term debt, net	Long-term debt, net	1,512,934
Long-term lease liabilities	Other non-current liabilities	3,314,821
Total lease liabilities		$6,655,787

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	Cost of revenue	$77,559	$220,444
Operating lease cost	Selling, general and administrative expenses	155,165	462,499
Operating lease cost	Research and development expenses	52,304	156,836
Finance lease cost	Depreciation and amortization	163,689	392,852
Total lease costs		$448,717	$1,232,631

Maturities of lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
Remainder of 2020	$237,829	$199,832
2021	1,250,558	820,800
2022	1,098,640	736,979
2023	790,438	628,491
2024	727,645	59,861
After 2024	849,495	—
Total lease payments	4,954,605	2,445,963
Less: Interest	502,894	241,887
Present value of lease liabilities	$4,451,711	$2,204,076

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases” in excess of one year at June 30, 2019 were as follows:

June 30, 2019
2020	$640,135
2021	634,422
2022	352,730
2023	201,800
2024	235,776
After 2024	366,581
Total	$2,431,444

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2020:

Operating lease remaining lease term	4.8 years
Operating lease discount rate	5.43%
Finance lease remaining lease term	3.25 years
Finance lease discount rate	6.27%
Cash paid for operating leases	$347,629
Cash paid for finance leases	$528,458

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

Payments Due from Corteva and Pioneer

The Company received payments of $45.0 million in May 2019, $5.55 million in September 2019 and $5.55 million in January 2020, $5.55 million in February 2020 from Pioneer/Corteva, and will receive additional quarterly payments through February 2021, which total approximately $8.35 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million was reported as licensing revenue in the consolidated statement of operations for the year ended June 30, 2019.

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

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Pioneer product sales	$11,203,883	$7,868,654	$17,611,005	$37,054,268
Other product sales	16,857,379	10,232,959	34,368,929	25,497,136
Services	1,030,622	74,553	1,737,508	325,895
	$29,091,884	$18,176,166	$53,717,442	$62,877,299

Pioneer Product Sales

In the three and nine months ended March 31, 2020, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

In the three and nine months ended March 31, 2019, Pioneer product sales consisted of revenue under the Distribution and Production Agreements.

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

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three and nine months ended March 31, 2020, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended March 31, 2020, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $90,431.  During the nine months ended March 31, 2020, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $126,449.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the nine months ended March 31, 2020, the Company recognized $9.1 million of revenue that was included in the deferred revenue balance at June 30, 2019.

NOTE 6 - BUSINESS COMBINATIONS

Chromatin Acquisition

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 25, 2018:

October 25, 2018
Cash and cash equivalents	$95,049
Accounts receivable	947,015
Inventories	6,959,936
Prepaid expenses and other current assets	16,501
Property, plant and equipment	10,193,620
Assets held for sale	1,930,400
In-process research and development	380,000
Technology/IP - germplasm	7,200,000
Trade names	150,000
Goodwill	1,573,546
Current liabilities	(2,881,198)
Noncurrent liabilities	(114,869)
Total acquisition cost allocated	$26,450,000

Management determined that one of the facilities acquired as part of the Chromatin acquisition would not be operated and was being held for sale. The components of that facility were:

Land and improvements	320,000
Buildings and improvements	1,380,000
Machinery and equipment	332,000
Less: Costs to sell	(101,600)
Less: Fair value adjustment subsequently recorded	(1,316,093)
Assets recorded as held for sale that have been subsequently sold	$614,307

Management expected the sale to be completed within 12 months and planned to pay down a portion of the Company's short-term debt with the proceeds, accordingly, these held for sale assets were presented as current assets. In November 2019, the Company completed the sale of land and buildings of this facility and received net proceeds of $614,307.

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

The Company incurred acquisitions costs of $147,337 and $1,142,653 during the three and nine months ended March 31, 2019 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Chromatin acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2020.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

Nine Months Ended
March 31, 2019
Revenue	$64,550,476
Net loss	$(8,003,421)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2019 includes the elimination of acquisition charges of $1,142,653.

Pasture Genetics Acquisition

On February 24, 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics for a total maximum value of approximately USD $13.5 million (AUD $20.0 million) (the “PG Acquisition”).  Initial consideration for the PG Acquisition primarily consisted of an upfront cash payment to sellers of USD $913,943 (AUD $1,386,086), repayment of USD $882,990 (AUD

$1,339,143) in outstanding legacy debt of Pasture Genetics, and repayment of $5,568,838 (AUD $8,445,700) in outstanding Pasture Genetics’ working capital debt. A potential earn-out payment of up to USD $5.4 million (AUD $8.0 million) (the “Earn-Out”) is payable on September 30, 2022 (the “Earn-Out Date”). The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) AUD $12.0 million. At S&W Australia’s election, up to 50% of the Earn-Out may be paid in shares of our common stock (the “Earn-Out Shares”) at a per share purchase price equal to the volume-weighted average purchase price of the Company’s common stock during the 10-day period ending immediately prior to the Earn-Out Date.

The acquisition expanded and diversified the Company's product offerings and provided access to new distribution channels within Australia.

The Pasture Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of February 24, 2020:

February 24, 2020
Cash and cash equivalents	$25,027
Accounts receivable	3,406,169
Inventories	6,145,876
Prepaid expenses and other current assets	191,536
Property, plant and equipment	993,525
Trade names	428,590
Customer relationships	4,351,840
Goodwill	2,555,175
Accounts payable	(4,254,043)
Current liabilities	(1,452,984)
Vehicle loans	(544,608)
Noncurrent liabilities	(16,399)
Total acquisition cost allocated	$11,829,704

The Company is still in the process of finalizing its valuation of the net assets acquired, liabilities assumed, and contingent consideration, accordingly, the purchase price allocation is preliminary at March 31, 2020.

The acquisition-date fair value of the consideration transferred consisted of the following:

February 24, 2020
Cash paid to seller	$913,943
Cash paid to settle outstanding legacy debt	882,990
Cash paid for non-compete agreement	131,874
Cash paid to settle legacy outstanding working capital debt	5,568,838
Contingent earn-out	4,332,059
Total purchase price	$11,829,704

The estimated fair value of accounts receivable acquired was $3,406,169, with the gross contractual amount totaling $3,634,870, less $228,701 expected to be uncollectible. The current liabilities assumed primarily relate to grower payables as well as employee-related obligations. The excess of the purchase price over the fair value of the net assets acquired, amounting to $2,555,175, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to manage the acquired business, the trained workforce and access to new the distribution channels. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to pay up to an additional USD $5.4 million (AUD $8.0 million).  The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) AUD $12.0 million.  The fair value of the contingent consideration arrangement at the acquisition date was $4,332,000. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 8%

present value discount factor and an underlying net income volatility of 35%. As of March 31, 2020, the estimated fair value of the contingent consideration remained at $4,332,000. The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Trade names	5	$428,590
Customer relationships	20	4,351,840
Total identifiable intangible assets		$4,780,430

The Company incurred acquisitions costs of $228,603 and $272,872 during the three and nine months ended March 31, 2020 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Pasture Genetics acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2020.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019
Revenue	$62,912,342	$78,162,161
Net loss	$(15,543,252)	$(6,861,127)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2020 include the elimination of acquisition charges of $272,827 and amortization of acquired intangibles of $201,750.

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2019 include the elimination of acquisition charges of $201,750.

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

The following table summarizes the activity of goodwill for the nine months ended March 31, 2020 and the year ended June 30, 2019, respectively.

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at March 31, 2020
Goodwill	$—	$2,555,175	$—	$(173,491)	$2,381,684

	Balance at July 1, 2018	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2019
Goodwill	$10,292,265	$1,573,546	$(11,865,811)	$—	$—

For the year ended June 30, 2019, the Company recorded an impairment charge on its intangible assets of $6.0 million.  Refer to Note 4 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at March 31, 2020
Trade name	$1,205,346	$428,590	$—	$(88,114)	$(28,966)	$1,516,856
Customer relationships	1,055,747	4,351,840	—	(94,755)	(296,059)	5,016,774
Non-compete	30,267	—	—	(12,603)	—	17,664
GI customer list	64,475	—	—	(5,373)	—	59,102
Supply agreement	1,002,154	—	—	(56,728)	—	945,426
Grower relationships	1,647,800	—	—	(79,055)	—	1,568,745
Intellectual property	26,786,468	—	—	(1,028,115)	—	25,758,353
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(93,683)	(206,783)	2,100,397
Internal use software	542,227	—	—	(50,834)	—	491,393
	$32,714,484	$7,181,293	$—	$(1,509,259)	$(531,808)	$37,854,710

	Balance at July 1, 2018	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2019
Trade name	$1,159,826	$150,000	$—	$(104,480)	$—	$1,205,346
Customer relationships	1,156,955	—	—	(101,208)	—	1,055,747
Non-compete	62,720	—	—	(32,453)	—	30,267
GI customer list	71,639	—	—	(7,164)	—	64,475
Supply agreement	1,077,783	—	—	(75,629)	—	1,002,154
Distribution agreement	6,344,253	—	(5,991,792)	(352,461)	—	—
Grower relationships	1,753,208	—	—	(105,408)	—	1,647,800
Intellectual property	20,873,393	7,200,000	—	(1,286,925)	—	26,786,468
In process research and development	—	380,000	—	—	—	380,000
Internal use software	610,003	43,000	(43,000)	(67,776)	—	542,227
	$33,109,780	$7,773,000	$(6,034,792)	$(2,133,504)	$—	$32,714,484

Amortization expense totaled $497,588 and $595,203 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense totaled $1,509,259 and $1,654,788 for the nine months ended March 31, 2020 and 2019, respectively.

Estimated aggregate remaining amortization is as follows:

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$494,703	$1,967,010	$1,914,228	$1,835,050	$1,814,590	$29,829,129

Acquisition of Wheat Assets

On August 15, 2019, the Company entered into several agreements to effectuate the purchase of a wheat breeding program in Australia (“Wheat Acquisition”) from Dow AgroScience (“Dow”).  In the transaction, the Company acquired:

•	A 15-year prepaid license of germplasm. The license includes commercial, pre-commercial and experimental proprietary wheat populations.
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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31, 2020	June 30, 2019
Land and improvements	$2,120,274	$2,150,085
Buildings and improvements	9,919,980	10,018,108
Machinery and equipment	13,185,919	12,579,698
Vehicles	1,955,881	2,099,814
Leasehold Improvements	552,811	—
Construction in progress	19,276	66,921
Total property, plant and equipment	27,754,141	26,914,626
Less: accumulated depreciation	(7,125,719)	(6,279,677)
Property, plant and equipment, net	$20,628,422	$20,634,949

Depreciation expense totaled $627,461 and $575,854 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense totaled $1,884,627 and $1,406,983 for the nine months ended March 31, 2020 and 2019, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	March 31, 2020	June 30, 2019
Working capital lines of credit
KeyBank	$—	$2,350,000
CIBC	14,955,000	—
National Australia Bank Limited	13,951,420	8,426,400
National Australia Bank Limited Overdraft Facility	—	351,544
Debt issuance costs	(761,231)	(372,396)
Total working capital lines of credit, net	$28,145,189	$10,755,548
Current portion of long-term debt
Capital lease	$691,142	$563,087
Debt issuance costs	(8,898)	(11,070)
Term loan - National Australia Bank Limited	307,300	73,731
Machinery & equipment loans - National Australia Bank Limited	314,073	215,519
Vehicle loans - Toyota Finance	189,470	—
Unsecured subordinate promissory note	100,000	100,000
Secured real estate note - Conterra	202,374	247,942
Debt issuance costs	(39,556)	(75,707)
Total current portion, net	1,755,905	1,113,502
Long-term debt, less current portion
Capital lease	1,512,933	1,709,481
Debt issuance costs	(8,680)	(15,078)
Term loan - National Australia Bank Limited	2,765,700	256,303
Machinery & equipment loans - National Australia Bank Limited	385,672	309,988
Vehicle loans - Toyota Finance	305,976	—
Secured real estate note - Conterra	8,956,886	9,922,269
Debt issuance costs	(65,927)	(24,869)
Total long-term portion, net	13,852,560	12,158,095
Total debt, net	$15,608,465	$13,271,596

In September 2015, the Company entered into a credit and security agreement (the “KeyBank Credit Facility”) with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, included:

•	An aggregate principal amount that the Company was able to borrow, repay and reborrow, of up to $45.0 million in the aggregate.
•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest, were payable in full on December 31, 2020.
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

•

Subject to certain exceptions, the KeyBank Credit Facility was secured by a first priority perfected security interest in all of the Company’s assets and its domestic subsidiaries, which guaranteed the Company’s obligations under the KeyBank Credit Facility. The KeyBank Credit Facility was further secured by a lien on, and a pledge of, 65% of the stock of its wholly owned subsidiary, S&W Holdings Australia Pty Ltd.

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

•	As of March 31, 2020, there was approximately $8 million of unused availability on the CIBC Credit Facility.

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

Australian Facilities

S&W Australia and Pasture Genetics both have debt facilities with National Australia Bank Ltd (“NAB”), all of which are guaranteed by the Company up to a maximum of AUD $15,000,000 (USD $9,219,000 at March 31, 2020) and cross-guaranteed by S&W Australia and Pasture Genetics.

S&W Australia.  S&W Australia has a series of debt facilities with NAB, the key terms of which were amended in February 2020 (in connection with the Pasture Genetics acquisition) and are as follows:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD 2,000,000 (USD $1,229,200 at March 31, 2020) and a Borrowing Base Line having a credit limit of AUD 16,000,000 (USD $9,833,600 at March 31, 2020). The seasonal credit facility expires on March 31, 2022.  As of March 31, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 4.3% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2020, the Overdraft Facility accrued interest at approximately 5.97% per annum calculated daily.  As of March 31, 2020, AUD$12,700,000 (USD $7,805,420) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan (the “Term Loan”) in the amount of AUD $5.0 million (USD $3,073,000 at March 31, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the

Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.64% to 5.31%.  The credit limit under the facility is AUD $1,200,000 (USD $737,520) at March 31, 2020.  As of March 31, 2020, AUD $950,634 (USD $584,259) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of March 31, 2020, AUD $187,901 (USD $115,485) was outstanding under the Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at March 31, 2020.

Pasture Genetics.  Pasture Genetics has a working capital facility with NAB with a credit limit of AUD $10.0 million (USD $6,146,000 at March 31, 2020) and a borrowing base determined from qualified inventory and accounts receivable. The facility will expire on March 31, 2022. Interest will be payable on amounts outstanding under the facility at a floating trade refinance rate quoted by NAB plus 1.5% at the time of each drawdown.  The facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of Pasture Genetics.  As of March 31, 2020, AUD $10.0 million (USD $6,146,000) was outstanding under Pasture Genetics’ working capital facility with NAB.

Pasture Genetics has a vehicle loan facility with Toyota Finance.  The vehicle loan facility has various maturity dates through 2023 and have interest rates ranging from 4.03% to 5.83%. As of March 31, 2020, AUD $806,127 (USD $495,446) was outstanding under Pasture Genetics’ asset finance facility.

Pasture Genetics was in compliance with all debt covenants under its debt facility with NAB at March 31, 2020.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2020	$449,489
2021	1,584,543
2022	1,575,098
2023	9,820,039
2024	434,291
Thereafter	1,868,065
Total	$15,731,525

NOTE 10 - WARRANTS

The following table summarizes the total warrants outstanding at March 31, 2020:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2019	New Issuances	Expired	Outstanding as of March 31, 2020
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

The following table summarizes the total warrants outstanding at June 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2018	New Issuances	Expired	Outstanding as of June 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

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

NOTE 12 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $5,172,681 at March 31, 2020, with maturities ranging from April to October 2020.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $415,294 at March 31, 2020 and foreign currency contract liabilities totaled $42,255 at June 30, 2019. The Company recorded a loss on foreign exchange contracts of $476,224 and a gain of $56,990, which is reflected in cost of revenue for the three months ended March 31, 2020 and 2019, respectively. The Company recorded a loss on foreign exchange contracts of $402,546 and a gain of $53,650, which is reflected in cost of revenue for the nine months ended March 31, 2020 and 2019, respectively.

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

On December 18, 2018, the Company entered into a Loan and Security Agreement (the "MFP Loan Agreement") with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of March 31, 2020, no amounts remained outstanding under the MFP Loan Agreement.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	March 31,
	2020	2019
Risk free rate	1.5% - 1.6%	2.5% - 3.0%
Dividend yield	0%	0%
Volatility	39.4% - 44.2%	34.5% - 41.5%
Average forfeiture assumptions	2.7%	1.4%

During the nine months ended March 31, 2020, the Company granted options to purchase 1,869,934 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.26 - $2.37. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2020 and the year ended June 30, 2019 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	792,074	$4.55	6.3	$10,413
Granted	497,178	2.85	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(166,500)	6.17	—	—
Outstanding at June 30, 2019	1,122,752	3.55	8.0	34,135
Granted	1,869,934	2.37	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(110,284)	3.95	—	—
Outstanding at March 31, 2020	2,882,402	2.74	8.8	—
Options vested and exercisable at March 31, 2020	906,029	3.38	7.5	—
Options vested and expected to vest as of March 31, 2020	2,878,070	$2.74	8.8	$—

The weighted average grant date fair value of options granted and outstanding at March 31, 2020 was $0.98. At March 31, 2020, the Company had $1,453,423 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 2.8 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the nine months ended March 31, 2020 and 2019, the Company issued 401,276 and 175,758 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the nine months ended March 31, 2020 and 2019 totaled $909,379 and $472,171, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $332,361 and $300,933 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2020 and 2019, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Unnvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Unnvested restricted units outstanding at June 30, 2018	89,193	$3.98	1.1
Granted	175,758	2.69	2.8
Vested	(107,747)	3.75	—
Forfeited	—	—	—
Unnvested restricted units outstanding at June 30, 2019	157,204	2.69	1.4
Granted	401,276	2.27	2.8
Vested	(130,874)	2.51	—
Forfeited	—	—	—
Unnvested restricted units outstanding at March 31, 2020	427,606	$2.35	1.7

At March 31, 2020, the Company had $870,021 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.7 years.

At March 31, 2020, there were 811,163 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2020 and 2019, totaled $325,587 and $156,175, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2020 and 2019, totaled $794,191 and $533,633, respectively.

NOTE 16 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2020 and 2019, respectively.

	Nine Months Ended March 31,
	2020	2019
Purchase of equipment classified as financing lease	(396,680)	-
Contingent consideration issued	(4,332,059)	-

NOTE 17 - SUBSEQUENT EVENTS

On April 14, 2020, the Company received loan proceeds of $1,958,600 (the “Loan”) pursuant to the Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The Loan is scheduled to mature on April 14, 2022 and has a 1.00% interest rate and is subject to the standard terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in the Annual Report, particularly in Part I, Item 1A, “Risk Factors”, as updated in Part II, Item 1A. “Risks Factors” of this Quarterly Report on Form 10-Q.

Executive Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower and maintain an active stevia development program.  In February 2020, we acquired Genetics Pty Ltd. (“Pasture Genetics”), the third largest pasture seed company in Australia.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We produce approximately 300 seed products in the Western United States, Canada, Australia, Europe, South America and South Africa for sale in more than 30 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the 2020-2022 fiscal years.

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

•	Our May 2019 restructuring of our relationship with Pioneer, a subsidiary of Corteva Agriscience (“Corteva”), under which, among other things:
o

We received $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, $5.55 million in February 2020, and are entitled to receive an aggregate of $8.4 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
September 15, 2020	$3,750,927
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total:	$8,352,064

o

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

o	We assigned to Corteva grower production contract rights, and Corteva assumed grower production contract obligations, related to the licensed and certain other alfalfa varieties.
o

Our prior Distribution Agreement, related to conventional (non-GMO) alfalfa varieties, and Contract Alfalfa Production Services Agreement, related to GMO-traited alfalfa varieties, with Corteva both terminated.  Under the Distribution Agreement, Corteva was obligated to make minimum annual purchases from us.

•

Our February 2020 acquisition of Pasture Genetics, the third largest pasture seed company in Australia, which expanded and diversified our product offerings and distribution channels in Australia. In fiscal year 2019, Pasture Genetics had revenue of approximately $20 million, capturing an estimated 15-20% of the $125 million Australian pasture seed market.

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2020 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $37.6 million during the year ended June 30, 2019) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $34 million from Corteva over the fiscal 2020 and fiscal 2021 combined periods as the seed is delivered to Corteva through February 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

We also anticipate that international sales as a percentage of our total revenue will significantly increase for the remainder of fiscal 2020 and fiscal 2021 as a result of the acquisition of Pasture Genetics and our expanded Australian market footprint.

COVID-19 Overview

We are closely monitoring the impact of the COVID-19 global pandemic on our business and have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing our activities and are taking precautionary measures to protect our employees working in our facilities.

As the COVID-19 pandemic continues to affect the areas in which we operate, we believe the outbreak could have a negative impact on our sales, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted.

In particular, our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June of each year. Our sales efforts also have historically involved significant in-person interaction with potential customers and distributors. In March 2020, at the beginning of what is typically our most active selling period, many national, state and local governments in our target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, we immediately attempted to shift our sales activities to video conferencing and similar customer interaction models, but we have found these alternative approaches to generally be less effective than in-person sales efforts.

In addition, our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, this would adversely affect our product revenue.

Given these uncertainties, at this time we cannot reasonably estimate the overall impact of the COVID-19 pandemic on our business, operating results and financial condition.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Product and Other Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of alfalfa, sorghum, sunflower and pasture seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops.

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

Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We intend to focus our resources on high value activities.  For alfalfa seed, we plan to invest in further development of differentiating forage quality traits.  For sorghum, we plan to invest in higher value grain products as well as development of proprietary herbicide tolerance traits. We expect our research and development expenses will increase in 2020 and 2021 and fluctuate from period to period as a result of the timing of various research and development projects.

Our internal research and development costs are expensed as incurred, while third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or construed for research and development activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics in 2020, Chromatin in 2018 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-35 years for buildings, 2-20 years for machinery and equipment and 2-5 years for vehicles.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2020 was $29.1 million compared to $18.2 million for the three months ended March 31, 2019. The $10.9 million increase in revenue for the three months ended March 31, 2020 was primarily due to $5.5 million of revenue from our newly acquired Pasture Genetics business, $3.3 million increase in revenue from Pioneer, and $2.1 million of growth in Core Revenue.

Core Revenue (excluding product revenue attributable to Pioneer) for the three months ended March 31, 2020 was $17.9 million compared to Core Revenue for the three months ended March 31, 2019 of $10.3 million, representing an increase of 74%.  Included in Core Revenue for the three months ended March 31, 2020 was $5.5 million of revenue pertaining to a partial period contribution from the Company’s acquisition of Pasture Genetics which occurred on February 24, 2020. Excluding contributions from Pasture Genetics, Core Revenue growth was 20%. Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the three months ended March 31, 2020 can be attributed to the newly acquired Pasture Genetics business and an increase in revenues in United States and Europe partially offset by decreases in Saudi Arabia.

Sales into international markets represented 38% and 27% of our total revenue during the three months ended March 31, 2020 and 2019, respectively. Domestic revenue accounted for 62% and 73% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. We also anticipate that international sales as a percentage of our total revenue will increase for the remainder of fiscal 2020 and fiscal 2021 as a result of the acquisition of Pasture Genetics and our expanded Australian market footprint.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,
	2020		2019
United States	$17,971,919	62%	$13,346,894	73%
Australia	6,657,668	23%	767,044	4%
France	863,511	3%	45,091	0%
Italy	722,027	2%	—	0%
Mexico	520,614	2%	666,452	4%
South Africa	482,414	2%	241,797	1%
Saudi Arabia	373,560	1%	1,494,815	8%
Pakistan	301,515	1%	—	0%
Other	1,198,656	4%	1,614,073	10%
Total	$29,091,884	100%	$18,176,166	100%

Cost of revenue of $22.7 million for the three months ended March 31, 2020 was equal to 77.9% of total revenue for the three months ended March 31, 2020, while the cost of revenue of $13.4 million for the three months ended March 31, 2019 was equal to 73.7% of total revenue for the three months ended March 31, 2019.

Total gross profit margin for the three months ended March 31, 2020 was 22.1% compared to 26.3% in the three months ended March 31, 2019. The decrease in gross profit margins was primarily due to a change in sales mix as our prior year sales consisted of our higher concentration of hybrid sorghum, an inventory write down charge of $0.6 million and low margin sales to clear excess dormant  alfalfa seed.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expense for the three months ended March 31, 2020 totaled $5.9 million compared to $4.6 million for the three months ended March 31, 2019. The $1.3 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.7 million of additional investment in sales and marketing, $0.3 million from our newly acquired Pasture Genetics business, $0.2 million for executive leadership personnel, as well as other expense increases. As a percentage of revenue, SG&A expenses were 20.3% for the three months ended March 31, 2020, compared to 25.4% for the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 totaled $2.0 million compared to $1.8 million for the three months ended March 31, 2019. The $0.2 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in connection with the Chromatin business following our acquisition of Chromatin in October 2018, as well as additional investment in our hybrid sunflower programs.  We expect our research and development spend for fiscal 2020 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2020 was $1.2 million compared to $1.2 million for the three months ended March 31, 2019. Included in these amounts was amortization expense for intangible assets, which totaled $0.5 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019.

Foreign Currency Gain

We recorded a foreign currency loss of $0.1 million for the three months ended March 31, 2020 compared to a loss of $4,793 for the three months ended March 31, 2019. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly owned subsidiaries.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2020 was $0.1 million compared to $0.1 million for the three months ended March 31, 2019. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended March 31, 2020 totaled $0.4 million compared to $0.8 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the three months ended March 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.3 million decrease in interest expense for the three months ended March 31, 2020 was primarily driven by lower interest on the working capital credit facilities due to decreased levels of borrowings.

Provision for Income Taxes

Income tax benefit totaled $7,296 for the three months ended March 31, 2020 compared to income tax benefit of $0.1 million for the three months ended March 31, 2019. Our effective tax rate was 0.2% for the three months ended March 31, 2020 compared to 2.4% for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was 0.2% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, in prior years, we did record tax expense related to certain other factors occurring throughout the year.  Our effective tax rate is driven by minimal state taxes.

Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2020 was $53.7 million compared to $62.9 million for the nine months ended March 31, 2019. The $9.2 million decrease in revenue for the nine months ended March 31, 2020 was primarily due to a decrease in revenue received from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva.

As part of the termination, Corteva agreed to purchase certain quantities of seed held by us as of the date of the termination, which Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of our existing commercial conventional (non-GMO) alfalfa varieties and Nine pre-commercial dormant alfalfa varieties.  We received a payment of $45.0 million in May 2019, $5.6 million in September 2019, $5.6 million in January 2020, $5.6 million in February 2020 and are entitled to receive an aggregate of $8.4 million in additional payments through February 2021. During the nine months ended March 31, 2020 we recorded product sales of $17.6 million to Pioneer, which was a decrease of $19.4 million from the nine months ended March 31, 2019 amount of $37.1 million.

The $19.5 million decrease in revenue to Pioneer was partially offset by an increase of $10.3 million in Core Revenue.  Core Revenue (excluding product revenue attributable to Pioneer) for the nine months ended March 31, 2020 was $36.1 million compared to Core Revenue for the nine months ended March 31, 2019 of $25.8 million, representing an increase of 40%.  Included in Core Revenue for nine months ended March 31, 2020 was $5.5 million of revenue pertaining to a partial period contribution from the Company’s acquisition of Pasture Genetics which occurred on February 24, 2020. Excluding contributions from Pasture Genetics, Core Revenue growth was 18%. Due to the revised agreements entered into with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the nine months ended March 31, 2020 can be attributed to an increase in alfalfa and sorghum sales in the United States as well as growth in Pakistan, Europe and South Africa.

Sales into international markets represented 41% and 25% of our total revenue during the nine months ended March 31, 2020 and 2019, respectively. Domestic revenue accounted for 59% and 75% of our total revenue for the nine months ended March 31, 2020 and 2019, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer/Corteva agreement mentioned above and our recent Pasture Genetics acquisition. We anticipate that international sales as a percentage of our total revenue will increase for the remainder of fiscal 2020 and fiscal 2021 as a result of the acquisition of Pasture Genetics and our expanded Australian market footprint.

The following table shows revenue from external sources by destination country:

	Nine Months Ended March 31,
	2020		2019
United States	$31,606,370	59%	$47,133,287	75%
Australia	7,720,707	14%	2,137,194	3%
Saudi Arabia	2,728,791	5%	3,065,089	5%
Mexico	2,339,030	4%	2,045,705	3%
Pakistan	1,544,982	3%	730,583	1%
Italy	1,400,641	3%	82,880	0%
South Africa	1,101,243	2%	490,492	1%
France	898,885	2%	753,937	1%
Other	4,376,793	8%	6,438,132	11%
Total	$53,717,442	100%	$62,877,299	100%

Cost of revenue of $42.0 million for the nine months ended March 31, 2020 was equal to 78.2% of total revenue for the nine months ended March 31, 2020, while the cost of revenue of $47.9 million for the nine months ended March 31, 2019 was equal to 76.2% of total revenue for the nine months ended March 31, 2019.

Total gross profit margin for the nine months ended March 31, 2020 was 21.8% compared to 23.8% in the nine months ended March 31, 2019. The decrease in gross profit margins was primarily due to a change in sales mix as our prior year sales consisted of our higher concentration of sales to Pioneer and a $1.4 million inventory write-down during the nine months ended March 31, 2020.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2020 totaled $15.6 million compared to $11.8 million for the nine months ended March 31, 2019. The $3.8 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $1.9 million of additional investment in sales and marketing, $0.6 million for management personnel, $0.5 million for IT and cyber security consulting and $0.3 million from our newly acquired Pasture Genetics business as well as other expense increases. As a percentage of revenue, SG&A expenses were 29.2% for the nine months ended March 31, 2020, compared to 18.8% for the nine months ended March 31, 2019.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2020 totaled $5.3 million compared to $4.2 million for the nine months ended March 31, 2019. The $1.1 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in connection with the Chromatin business following our acquisition of Chromatin in October 2018, as well as additional investment in our hybrid sunflower programs.  We expect our research and development spend for fiscal 2020 and 2021 to increase as we expand our hybrid sorghum and sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2020 was $3.6 million compared to $3.1 million for the nine months ended March 31, 2019. Included in these amounts was amortization expense for intangible assets, which totaled $1.5 million for the nine months ended March 31, 2020 and $1.7 million for the nine months ended March 31, 2019. The $0.6 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.4 million of additional Chromatin expenses following the October 2018 acquisition, $0.1 million of expense associated with amortization of right of use assets and $0.1 million of additional expenses following the Dow Wheat Acquisition in August 2019, partially offset by fully depreciated assets.

Foreign Currency Gain

We recorded a foreign currency loss of $67,399 for the nine months ended March 31, 2020 compared to a gain of $53,638 for the nine months ended March 31, 2019. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly owned subsidiaries.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2020 was $0.4 million compared to $0.2 million for the nine months ended March 31, 2019. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the nine months ended March 31, 2020 totaled $1.4 million compared to $2.1 million for the nine months ended March 31, 2019. Interest expense for the nine months ended March 31, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC, KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the nine months ended March 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.7 million decrease in interest expense for the nine months ended March 31, 2020 was primarily driven by lower interest on the working capital credit facilities due to decreased levels of borrowings.

Provision for Income Taxes

Income tax expense totaled $17,224 for the nine months ended March 31, 2020 compared to income tax benefit of $77,878 for the nine months ended March 31, 2019. Our effective tax rate was (-0.1%) for the nine months ended March 31, 2020 compared to 1.3% for the nine months ended March 31, 2019. Our effective tax rate for the nine months ended March 31, 2020 was (-0.1%) due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, in prior years, we did record tax expense related to certain other factors occurring throughout the year.   Our effective tax rate is driven by minimal state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2019, we paid our North American growers approximately 50% of amounts due in October 2018 and the balance was paid in February 2019. This payment cycle to our growers was similar in fiscal year 2018, and we expect it to be similar for fiscal year 2020.  S&W Australia and Pasture Genetics, our Australian-based subsidiaries, have  production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

On February 24, 2020, S&W Australia acquired Pasture Genetics for a total maximum value of approximately USD $13.5 million (AUD $20.0 million) (the “PG Acquisition”).  Initial consideration for the PG Acquisition consisted of an upfront cash payment to sellers of USD $913,943 (AUD $1,386,086), repayment of USD $882,990 (AUD $1,339,143) in outstanding legacy debt of Pasture Genetics, and repayment of USD $5,568,838 million (AUD $8,445,700) in outstanding Pasture Genetics’ working capital debt. A potential earn-out payment of up to USD $5.4 million (AUD $8.0 million) (the “Earn-Out”) is payable on September 30, 2022 (the “Earn-Out Date”). The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5, multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) AUD $12.0 million. At S&W Australia’s election, up to 50% of the Earn-Out may be paid in shares of our common stock (the “Earn-Out Shares”) at a per share purchase price equal to the volume-weighted average purchase price of our common stock during the 10-day period ending immediately prior to the Earn-Out Date.

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our debt and equity securities and credit facilities from financial institutions, both in the United States and South Australia.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the extent and duration of future operating income;
•	the level and timing of future sales and expenditures;
•	working capital required to support our growth;
•	investment capital for plant and equipment;
•	our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, the COVID-19 pandemic may compromise our ability to comply with the terms of our loan agreements and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

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

Australian Facilities

S&W Australia and Pasture Genetics both have debt facilities with NAB, all of which are guaranteed by us up to a maximum of AUD $15,000,000 (USD $9,219,000 at March 31, 2020) and cross-guaranteed by S&W Australia and Pasture Genetics.

S&W Australia.  S&W Australia has a series of debt facilities with NAB, the key terms of which were amended in February 2020 (in connection with the Pasture Genetics acquisition) and are as follows:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD $2,000,000 (USD $1,229,200 at March 31, 2020) and a borrowing base line having a credit limit of AUD $16,000,000 (USD $9,833,600 at March 31, 2020). The seasonal credit facility expires on March 31, 2022. As of March 31, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 4.3% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2020, the Overdraft Facility accrued interest at approximately 5.97% per annum calculated daily. As of March 31, 2020, AUD $12,700,000 (USD $7,805,420) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.  S&W Australia was in compliance with all debt covenants under the seasonal credit facility at March 31, 2020.

•

S&W Australia has a flexible rate loan (the “Term Loan”) in the amount of AUD $5.0 million (USD $3,073,000 at March 31, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.64% to 5.31%.  The credit limit under the facility is AUD $1,200,000 (USD $737,520) at March 31, 2020.  As of March 31, 2020, AUD $950,634 (USD $584,259) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of March 31, 2020, AUD $187,901 (USD $115,485) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at March 31, 2020.

Pasture Genetics.  Pasture Genetics has a working capital facility with NAB with a credit limit of AUD $10.0 million (USD $6,146,000 at March 31, 2020) and a borrowing base determined from qualified inventory and accounts receivable. The facility will expire on March 31, 2022. Interest will be payable on amounts outstanding under the facility at a floating trade refinance rate quoted by NAB plus 1.5% at the time of each drawdown.  The facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of Pasture Genetics.  As of March 31, 2020, AUD $10.0 million (USD $6,146,000) was outstanding under Pasture Genetics’ working capital facility with NAB.

Pasture Genetics was in compliance with all debt covenants under its debt facility with NAB at March 31, 2020.

Paycheck Protection Program

On April 14, 2020, we received loan proceeds of $1,958,600 (the “Loan”) pursuant to the Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the loan proceeds to retain employees, maintain payroll and make lease, mortgage interest and utility payments.

The Loan is scheduled to mature on April 14, 2022 and has a 1.00% interest rate and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. If we adhere to the conditions outlined in the loan program, all or part of such loan could be forgiven

Equity Issuances

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2020 and 2019:

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities	$(4,728,073)	$(18,769,235)
Cash flows from investing activities	(10,106,626)	(26,811,172)
Cash flows from financing activities	20,346,098	44,329,817
Effect of exchange rate changes on cash	(476,764)	(186,802)
Net increase (decrease) in cash and cash equivalents	5,034,635	(1,437,395)
Cash and cash equivalents, beginning of period	3,431,802	4,320,894
Cash and cash equivalents, end of period	$8,466,437	$2,883,502

Operating Activities

For the nine months ended March 31, 2020, operating activities used $4.7 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $8.3 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.6 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $4.7 million, a decrease in inventory of $3.6 million, partially offset by an increase in accounts receivable of $3.3 million.

For the nine months ended March 31, 2019, operating activities used $18.8 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $2.2 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $16.6 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventories of $20.4 million, increases in unbilled accounts receivable of $4.3 million, partially offset by an increase in accounts payable of $6.6 million and a decrease in accounts receivable of $1.6 million.

Investing Activities

Investing activities during the nine months ended March 31, 2020 used $10.1 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities and the Pasture Genetics Acquisition accounted for $7.5 million.  We also had additions to property, plant and equipment of $1.8 million consisting primarily of equipment purchases for our facility in Keith, Australia and leasehold improvements to our new corporate headquarters in Longmont, Colorado; partially offset by $1.8 million of net proceeds from the sale of properties in Arlington Wisconsin and Plainview Texas.

Investing activities during the nine months ended March 31, 2019 used $26.8 million in cash. The Chromatin Acquisition accounted for $26.4 million of the cash used in investing activities. We also had additions to property, plant and equipment of $836,983 consisting primarily of equipment purchases for our facility in Keith, Australia and replacements of our vehicle fleet in the US.

Financing Activities

Financing activities during the nine months ended March 31, 2020 provided $20.3 million in cash. During the nine months ended March 31, 2020, we had net borrowings on the working capital lines of credit of $19.5 million, borrowings of long-term debt of $3.7 million and repayments of long-term debt of $1.9 million and debt issuance costs of $1.0 million.

Financing activities during the nine months ended March 31, 2019 provided $20.3 million in cash. During the nine months ended March 31, 2019, we completed a private placement of common stock which raised net proceeds of $19.5 million in cash and a private placement of preferred stock which raised net proceeds of $22.4 million. During the nine months ended March 31, 2019, we also had net borrowings on the working capital lines of credit of $17.8 million. On August 15, 2018, we closed on a sale and leaseback transaction involving certain equipment located at our Five Points, California and Nampa, Idaho production facilities. Under the terms of the transaction, we sold the equipment for $2.1 million in proceeds. The proceeds were used to pay off in full the Secured Equipment Note mentioned above.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2020.

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

During the three months ended March 31, 2020, we recognized a write-down of inventory in the amount of $0.6 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the three months ended March 31, 2020 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in the Annual Report, which could materially affect our business, financial condition, cash flows or future results. Except for the risk factors set forth below, there have been no material changes in our risk factors included in the Annual Report. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The effects of health crises, including the recent COVID-19 pandemic, have had an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

Public health crises such as pandemics or similar outbreaks could adversely impact our business and markets and communities in which we, our partners and our customers operate.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to many countries worldwide, including the United States. The President of the United States has declared the COVID-19 pandemic a national emergency. Similarly, many state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions.  Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that may negatively impact productivity and disrupt our operations and those of our partners and our customers.

As a result of the COVID-19 outbreak, or similar pandemics, and government responses to such pandemics, we have and may in the future experience disruptions that could adversely impact our business, including:

•

We rely on third-party dealers, distributors and sales agents as our primary customers and distribution channels.    These dealers, distributors and sales agents are often small businesses or sole proprietorships. Any restriction of, or disruption in, their ability to operate would adversely impact our business.

•

Approximately 35% of our sales revenue depends on cross-border export of seed products from our primary production areas in the United States and Australia.   Any disruption in cross-border shipments resulting, for example, from reduced capacity of the global shipping network or quarantine measures would adversely impact our business.

•

Approximately 65% of our sales revenue is from dealers and distributors in the United States and Australia.   Any disruption in shipments resulting, for example, from reduced capacity of the trucking and logistics network or quarantine measures would adversely impact our business.

•

Our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels. Any actual or perceived disruption in the distribution channel could alter customer buying decisions, prompting customers to delay or decrease their orders, which would negatively impact our sales revenue and could harm our reputation.

•

A significant portion of our sales are made in markets in which sales are otherwise sensitive to changes in local currency to US Dollar exchange rates. During the COVID-19 pandemic, we have experienced increased foreign exchange rate volatility and currency devaluation in some of our markets outside the United States. Such volatility and disruption has impacted our customers and their ability to make timely payment on previously fulfilled orders. For example, the Mexican Peso has devalued approximately 25% since March 2020. Such exchange rate volatility and local currency depreciation relative to the US Dollar has prompted certain customers located in Mexico to request payment extensions. Any such effects on our customers’ ability to pay would negatively impact our business and financial results.

•

Our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June of each calendar year. Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. In March 2020, at the beginning of what is typically our most active selling period, many national, state and local governments in our target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, we immediately attempted to shift our sales activities to video conferencing and similar customer interaction models but have found these alternative approaches to generally be less effective than in-person sales efforts, and this could result in decreased sales revenue and a negative impact on our business and financial results.

•

We clean, process and package our seed products in multiple facilities in the United States and Australia. Any outbreak of COVID-19 at one of our facilities could require us to close the facility until the outbreak is resolved. Any such closure could have a negative impact on our ability to meet customer orders.

•

We offer our customers payment terms generally less than one year from invoicing in alignment with the growing season.  As a result of the current economic downturn associated with the COVID-19 pandemic, our customers may be unable to repay their obligations to us when due, which could adversely affect our results and financial condition.

•

We have historically relied upon occasional sales of our debt and equity securities and borrowing under credit facilities from financial institutions, both in the United States and South Australia, to fund our operations. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption and volatility in equity and credit markets which could negatively impact our financing terms or impair our ability to access capital markets altogether, and could therefore negatively affect our liquidity.

•

We are subject to various affirmative and negative covenants in our loan agreements with our lenders. If the effects of COVID-19 cause us to fall out of compliance with one or more of such covenants and we are unable to secure a waiver or negotiate an amendment to such loan agreements on reasonable terms, or at all, an event of default could occur, which would allow our lenders to accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. If we are unable to access funds to repay our lenders, our lenders could take control of our pledged assets. Any of the foregoing events would negatively impact our financial condition and liquidity.

•

Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily requiring office and sales employees to work remotely. We have suspended non-essential travel worldwide for our employees and prohibited employee attendance at in-person gatherings. Further measures may be taken as the COVID-19 outbreak continues. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, stay-at-home or other similar orders and social distancing in the United States, Australia and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Australia and other countries to contain and treat the virus. In addition, the current and potential adverse impacts of the COVID-19 pandemic on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described in Part I, Item 1A. "Risk Factors" in the Annual Report as well as in this Quarterly Report.

We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgiven. In addition, our receipt of this loan may result in adverse publicity and damage to our reputation.

We received loan proceeds of approximately $1.96 million pursuant to the Paycheck Protection Program under the CARES Act. The loan matures on April 14, 2022 and bears annual interest at a rate of 1.0%. Up to the entire amount of the loan may be forgiven by the SBA upon our application after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, we will be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the eight-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. If we adhere to the conditions outlined by the SBA, all or part of such loan could be forgiven. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the loan will ultimately be forgiven by the SBA.

The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that, given our company’s circumstances, we satisfied all eligible requirements for the loan, we are later determined to be in violation of any of the laws or governmental regulations that apply to us in connection with the loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the loan in its entirety. In addition, receipt of a loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May [●], 2020, our Board of Directors approved an amendment (the “Amendment”) to our Second Amended and Restated Bylaws (the “Bylaws”), effective immediately. The Amendment amends the Bylaws to clarify that our stockholders have the ability to amend the Bylaws.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3	Registrant’s Amended and Restated Bylaws, together with Amendments One, Two and Three thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(3)	Form of Common Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant.

10.1	Share Sale Agreement by and amoung S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(4)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
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

S&W SEED COMPANY

Date: May 14, 2020	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)