Form 10-K
period 2020-06-30
S&W Seed Co
filed 2020-09-23
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-34719

S&W SEED COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-1275784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2101 Ken Pratt Blvd., Suite 201, Longmont, CO	80501
(Address of Principal Executive Offices)	(Zip Code)

(720) 506-9191

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SANW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,541,012.

The number of shares outstanding of common stock of the registrant as of September 23, 2020 was 33,450,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its next Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2020.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the potential effects of the COVID-19 pandemic on our business; any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•

The duration of the COVID-19 pandemic and the extent to which it continues to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

•	changes in demand for our seed products and stevia development program;
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

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2020,” “fiscal 2019” and “fiscal 2018” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2020, 2019 and 2018, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 25 new products during the 2021-2022 fiscal years.

Founded in 1980, we began our operations as a limited producer of non-dormant alfalfa seed varieties bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Over the years we have built a diversified, global agricultural platform through a combination of organic growth and strategic acquisitions and collaborations, including:

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
•

Our 2013 acquisition of Seed Genetics International Pty Ltd (now S&W Seed Company Australia Pty Ltd, or S&W Australia), the leading producer of non-dormant alfalfa seed in South Australia, which made us the largest non-dormant alfalfa seed company in the world, with production capabilities in both hemispheres;

•

Our 2014 acquisition of alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from Pioneer Hi-Bred International, Inc.,  or Pioneer (now a subsidiary of Corteva Agriscience, Inc., or Corteva), which substantially broadened and improved our dormant alfalfa germplasm portfolio and deepened our production, research and product development capabilities;

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

•

Our 2018 joint venture with AGT Foods Africa Proprietary Limited and 2019 joint venture with Zaad Holdings Limited, both based in South Africa, each of which were formed to produce our hybrid sunflower, grain sorghum and forage sorghum seed in Africa for sale in Africa, the Middle East and Europe;

•	Our 2019 license of commercialized and developmental wheat germplasm from Corteva, through which we entered the largest grain crop market in Australia;
•

Our 2020 acquisition of Pasture Genetics Pty Ltd., or Pasture Genetics, the third largest pasture seed company in Australia, which further diversified our product offerings in Australia and strengthened our Australian sales team and distribution relationships;

•

Our 2020 collaboration with ADAMA Ltd., or ADAMA, a subsidiary of China National Chemical Engineering Co Ltd., or ChemChina, to bring to the U.S. sorghum market the DoubleTeam™ grassy weed management system, consisting of ADAMA’s proprietary herbicides and our non-GMO, herbicide tolerant sorghum hybrids; and

•

Our 2020 licensing agreement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, IN, to develop and commercialize worldwide a non-GMO, dhurrin-

free trait in sorghum species, which essentially eliminates potential livestock death from hydrogen cyanide poisoning when grazing sorghum.

Our Strategy

The global agriculture market is experiencing rapid change driven by population growth, increasing consumer demand and emerging markets, environmental challenges, limited availability of arable land and diverse regulatory requirements. As a result, farmers and other industry participants are facing continuous pressure to cost-effectively increase productivity and output. These and certain other factors have led to strategic realignments and significant consolidation in the seed industry, leaving a small number of large players.

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

•

Cost-Efficient Global Supply Chain.  We produce seed in the Western United States, Canada, Australia, Europe and South Africa under contract with select third-party growers. We currently maintain approximately 200 grower relationships, many of which are longstanding. Our global, but localized, production capabilities allow us to produce seed close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that customer’s region and produced at low cost. We condition and package seed primarily in our own facilities located in California, Idaho, Texas and Australia. We believe that direct ownership of our production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

•

Global Distribution Capabilities and Relationships.  We sell our seed through one of the industry’s largest networks of distributors and dealers, reaching more than 40 countries.  In the United States, we believe that our farmer-dealer network, unique among middle-market seed companies, provides a platform to support sales growth across crop categories. In Australia, we recently enhanced our sales and distribution capabilities through our recent acquisition of Pasture Genetics.

•

Deep Industry Expertise.  We believe that our management team has deep industry experience and a demonstrated record of success that is unmatched for a seed industry company of our size. Our leadership team includes both proven industry executives recruited to our company and top talent acquired through our various acquisitions. Mark Wong, our Chief Executive Officer, has over 40 years of senior executive experience in the agriculture industry and has successfully built, operated, and sold multiple seed companies to industry leaders across multiple crops, including sorghum, corn, soybeans, and vegetables.

Our goal is to be a leading multi-crop, middle-market agricultural company; delivering value to our customers and strong financial returns to our shareholders.  To reach our goal, we have prioritized the following strategic initiatives:

•

Develop and Launch New Products that Address Unmet Market Needs.  We expect to introduce more than 25 new products during the 2021-2022 fiscal years across our current crop offerings. We also plan to continue development activities aimed to generate high-value, improved traits in our crops and to begin commercialization of seed products carrying those traits.  We anticipate (pending receipt of regulatory approvals) a Spring 2021 launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our DoubleTeam™ collaboration with ADAMA.   We are also evaluating commercialization options for alfalfa seed products developed through our collaboration with Calyxt, Inc., which applied apply next generation gene-editing technology to our elite alfalfa seed genetics.

•

Build Our Multi-Channel Distribution Network and Execute on International Cross-Selling Opportunities.  Our organization is aligned across geographic lines, as opposed to product lines. We believe that this structure allows us to make the best use of distribution assets like our United States farmer-dealer network and our Australian sales force (recently expanded by our acquisition of Pasture Genetics) and to unlock potential sales synergies through international cross-selling of products (particularly in Europe and Australia). We believe that a robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory and economic risks.

•

Exploit International Production Capability for Best-In Class Cost Structure.  Our streamlined international supply chain provides us with flexibility in sourcing product to meet customer needs. We are focused on exploiting this ability to shift production to low-cost areas to both support our competitive position and improve our margins.

•

Commercialize Stevia.  We believe that an opportunity exists to bring to market new stevia varieties that can both meet consumer taste requirements and have yield quality that would enable farmers to profitably grow stevia in North and South America. We plan to leverage our proprietary stevia germplasm to form collaborations and commercial agreements with supply chain partners to create a U.S.-based stevia production industry for high-quality stevia sweetener with superior taste profiles that would supply major customers in the U.S. market.

•

Expand Crop Offerings and Market Share of Existing Offerings Through Strategic Acquisitions.  We expect that ongoing consolidation and realignment in the seed industry will present opportunities for us to acquire assets that are no longer a strategic fit in the product portfolios of larger industry players or that smaller industry players are unable to effectively exploit. We believe that our production and distribution platforms position us to more fully realize the potential of these types of assets. Moreover, we have a proven track record of successfully acquiring and integrating diverse operations into our seed platform and rebalancing our product portfolio. We intend to emphasize disciplined capital and resource allocation, with a strong focus on return on invested capital and evaluating opportunities to expand our crop offerings or increase our share of existing crop markets.

Our Current Crops

Alfalfa

The Alfalfa Market.  Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as “forage” for livestock, including dairy and beef cattle, horses and sheep. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. As the global middle class expands and emerging markets adopt a diet with higher protein consumption, we expect the demand for alfalfa production around the world to increase.

We estimate that current global alfalfa hay crop production is 200 million metric tons per year and that global annual alfalfa seed sales are approximately $500 million.

S&W’s Alfalfa Seed Portfolio.  Our current portfolio of over 210 commercialized alfalfa seed products spans both non-dormant varieties, which grow year-round, and dormant varieties, which have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments. Our alfalfa seed products include varieties that, depending upon the particular variety, exhibit the traits that forage hay farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

We historically have not used genetic engineering in our alfalfa breeding program, so that our products can be sold in Europe, the Middle East, Australia and other parts of the world that currently prohibit the sale of genetically modified organism (GMO) alfalfa. More recently, we have expanded our research and development efforts beyond our classically-bred proprietary alfalfa seed breeding program. One result of these efforts was our commercial release of a Roundup Ready® alfalfa variety incorporating a herbicide resistance trait (under license from Forage

Genetics International) into our proprietary germplasm. We also are evaluating commercialization options for alfalfa seed products developed through our collaboration with Calyxt. These potential commercial products consist of our seed varieties carrying a novel trait that is currently classified as non-GMO. While we believe these products have commercial potential, we do not anticipate a commercial launch or a meaningful contribution to our revenue before fiscal year 2023, if at all.

Sorghum

The Sorghum Market.  Sorghum comes in two types, forage and grain. While it has been traditionally used for livestock feed and in ethanol production, sorghum is gaining popularity as a substitute for wheat and other grains in food products due to its gluten-free characteristics, as well as its antioxidant, high protein, low fat, high fiber and non-GMO properties. Additionally, the pet food industry has been increasing its use of grain sorghum due to its nutritional benefits and enhanced digestibility. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. In Africa, sorghum is a common food staple for human consumption. The majority of the world’s sorghum is grown in developing countries, primarily in Africa and Asia.

We estimate global sorghum crop production to be 60 million metric tons per year.  We estimate that global annual sorghum seed sales are approximately $500 million.

S&W’s Sorghum Portfolio. Our current portfolio of approximately 40 commercialized sorghum seed products includes both forage and grain sorghum. We believe that many of our sorghum hybrids are unmatched and consistently out-yield competitor products in select markets.

We plan to commercially launch approximately twenty new sorghum products during the fiscal years 2021-2022, including new Sugarcane Aphid tolerant hybrids to address a significant market need. We anticipate (pending receipt of regulatory approvals) a Spring 2021 launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our DoubleTeam™ collaboration with ADAMA.

Sunflower

The Sunflower Market.  Sunflowers have multiple uses including oil, birdseed and human consumption. Our current sunflower seed focus is on hybrids best suited for the oil market. Sunflower oil is light in taste and appearance and supplies more Vitamin E than any other vegetable oil. It is a combination of monounsaturated and polyunsaturated fats with low saturated fat levels. The versatility of this healthy oil is recognized by cooks internationally, valued for its frying performance and health benefits. With multiple types of sunflower oils available, it meets the needs of consumer and food manufacturers alike for a healthy and high performance non-transgenic vegetable oil. Additionally, sunflower is being sought after as a source of non-GMO oils.

The USDA projects global sunflower seed production for 2020/2021 at 55 million metric tons per year. We estimate that global annual sunflower seed sales are approximately $750 million to $1 billion.

S&W’s Sunflower Portfolio. We currently have six high-yield sunflower hybrids in the market. Our research and development programs in Australia and Europe focus on developing new elite sunflower seed hybrids that are disease resistant, have herbicide resistant characteristics, meet specific oil profiles, both polyunsaturated and linoleic, and maximize yield potential for different growing conditions around the world

Australian Wheat

The Wheat Market in Australia. Wheat is Australia's largest grain crop.  Australia produces around 24.3 million tons of wheat annually, with approximately 70% exported to Southeast Asian countries.

The wheat market in Australia operates under an end point royalty, or EPR, system in which the wheat variety owner earns a fixed royalty on every ton of grain produced. The applicable EPR varies by variety, but typically ranges from $2 to $4 per metric ton. Under EPR systems, variety owners such as us do not produce or hold commercial seed inventories or sell seed. Industry partners increase commercial quantities of planting seed and distribute to growers. Varieties are tracked along the supply chain and, when grain is ultimately delivered to the grain buyer or end user, the EPR is collected and delivered to the variety owner.

We estimate that total end point royalties paid to wheat variety owners in Australia are approximately $70 million per year.

S&W’s Wheat Portfolio.   In 2019, under an exclusive, prepaid license from Corteva Agriscience, S&W acquired rights to a group of commercialized and development wheat varieties which are the result of an estimated $17 million development program investment.   We currently have six wheat varieties commercially available in the Australian market.  Our breeding program is focused on new varieties which we believe have the potential to offer a number of benefits to Australian wheat growers as compared to existing commercial varieties, including superior disease resistance, superior yields and grain quality to suit the diverse Australian conditions.

Pasture Seeds

The Pasture Seed Market in Australia.   In addition to alfalfa, the pasture seed market in Australia includes medic, clovers, vetch, forage cereals, and certain grasses. Key customers include beef cattle, sheep and dairy farmers, and silage, hay and chaff producers.  We estimate that annual pasture seed sales in Australia are approximately $100 million.

S&W’s Pasture Seed Portfolio. After our February 2020 acquisition of Pasture Genetics, we currently offer over 300 pasture seed products in the Australian market.

Stevia

Stevia and the Sweetener Industry.  Stevia leaf and its refined products are a natural, non-caloric high intensity sweetener.  The incorporation of stevia-derived extracts into foods and beverages in the U.S. has seen a rapid increase since the beginning of 2009, when stevia was first introduced as a sweetener alternative to sugar and approved by the FDA as generally recognized as safe.   In the U.S., approximately 70% of all new products formulated with stevia are beverages, with the remainder split between diverse categories, including dairy products and baked goods. Currently, the majority of global commercial stevia production occurs in Asia (particularly, in China), as current varieties lack adaptive characteristics that would permit farmers to profitably grow them in other global agricultural regions.

We estimate the annual market value of stevia as an additive to foods and beverages to be $565 million.

S&W’s Stevia Program.  Since 2009, our stevia research and development program has focused on developing stevia into a U.S.-grown crop.   Our program has generated four patented varieties, and we are working closely with potential supply chain collaborators and customers to develop more advanced varieties that can both meet taste requirements of consumers and have field performance that would enable farmers to profitably grow stevia in the United States.  In early 2019, we opened a dedicated stevia field breeding station in Tifton, GA to further support the breeding effort and select new varieties adapted to the Southeast growing regions targeted for initial cultivation of stevia in the United States.

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

Sales, Marketing and Distribution

We currently sell over 500 seed products in more than 40 countries. Our principal markets for alfalfa sales are the United States, Canada, Mexico, South America, the Middle East, North Africa, and Australia. Our sorghum sales are focused in the United States, Mexico, Australia, Europe and South Africa.   Our sunflower sales are primarily in Europe, Asia and Australia. Our wheat and pasture seed sales are focused in Australia.

Our organization is structured across geographic lines, as opposed to product lines, which we believe allows us to make the best use of distribution assets (like our U.S. farmer-dealer network and our Australian sales force) and unlock potential sales synergies through international cross-selling of products (particularly in Europe and Australia).

We primarily sell our seed products under the S&W brand or other brands we own, such as Alfalfa Partners ™ and Sorghum Partners®. To a limited extent, we also sell some seed under private-label arrangements with distributors.

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

Seed Production

We produce seed in the United States, Canada, Australia, Europe and South Africa under contract with select third-party contract growers. We currently maintain over 100 grower relationships. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

We condition and package seed primarily in our own facilities located in California, Idaho, Texas and Australia; although in some markets (for example, Australia) we use third-party processing services. We believe that direct ownership of production facility assets gives us more flexibility to respond to demand changes unique to each geography, greater control over product quality and a lower cost structure.

Seasonality

We contract with growers based upon our anticipated market demand. We mill, clean and stock the seed during the harvest season and ship from inventory throughout the year. However, our seed business is seasonal.  In the Northern hemisphere, production and harvest occurs from March through September and processing and shipping finished goods primarily occurs from October through May. In the Southern hemisphere, production and harvest occurs from October through March and processing and shipping primarily occurs from March through August.

Proprietary Rights

Ownership of and access to intellectual property rights are important to us. We sell proprietary seed varieties and hybrids that have been specially selected to manifest the traits we deem best suited to particular regions in which our seed is planted. Our ability to compete effectively is dependent upon the proprietary nature of the seeds, seedlings, processes, technologies and materials owned by or used by us or our growers. Our competitive position would be adversely affected if any competitors independently were to develop any technologies that substantially equal or surpass our own.

In some cases, we obtain patent protection or plant breeder rights registrations for certain of our seed products.   However, our principal method of guarding our proprietary varieties and hybrids is exercising a high degree of control over the supply chain. As part of this control process, we require our growers to deliver back to us all seed derived from our proprietary varieties and, in the case, of hybrids, limit supply of parent seed that enables hybrid production. Historically, we have found that these control mechanisms have been an effective means to protect our proprietary seed. However, because we often do not have more formal proprietary rights protections, it would be possible for persons with access to our seed or plants grown from our seed to reproduce proprietary seed, which could significantly harm our business and our reputation.

Competition

Competition in the seed industry both domestically and internationally is intense, and we believe it is intensifying with industry consolidation.  We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also yield in the field.

We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies.  Our principal competitors include:

•

Alfalfa.    In the U.S. market, our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), Pioneer and Alforex Seeds (subsidiaries of Corteva), and Pacific International Seed Company, Inc.   In the Australian market, competitors in the proprietary alfalfa seed market include the Barunbrug Group, PGG Wrightson Seeds Ltd, and Naracoorte Seeds Pty. Ltd.  In Australia, we also face competition from smaller companies offering non-proprietary seed and lower value seed from the European Union and Argentina.

•	Sorghum. Our principal competitors in sorghum are Pioneer, DeKalb (a subsidiary of Bayer), Advanta, and Nuseed.
•	Sunflower. Our principal competitors in sunflower are Pioneer, Nuseed, Dyna-Gro Seed (a subsidiary of Nutrien Ag Solutions), Syngenta AG, Advanta, Limagrain, and KWS SAAT SE & Co.
•	Australian Wheat. Our principal competitors in the Australian wheat market are AGT, LongReach Plant Breeders Pty Ltd., and InterGrain.
•	Pasture Seed. Our principal competitors in the Australian pasture seed market are the Barunburg Group, and PGG Wrightson Seeds Ltd.

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

Research and Development

Research & Development expenses for the year ended June 30, 2020 totaled $7.3 million compared to $6.3 million in the year ended June 30, 2019.

Employees

As of September 22, 2020, we had 186 total employees, of which 168 were full-time employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. In October 2009 we incorporated in Delaware, and in December 2011 we reincorporated in Nevada.

Contact Information

Our principal business office is located at 2101 Ken Pratt Blvd., Suite 201, Longmont, CO 80501, and our telephone number is (720) 506-9191. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only.

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

•

A significant portion of our sales are made in markets in which sales are otherwise sensitive to changes in local currency to US Dollar exchange rates. During the COVID-19 pandemic, we have experienced increased foreign exchange rate volatility and currency devaluation in some of our markets outside the United States. Such volatility and disruption have impacted our customers and their ability to make timely payment on previously fulfilled orders. Any such effects on our customers’ ability to pay would negatively impact our business and financial results.

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

•

We are subject to various affirmative and negative covenants in our loan agreements with our lenders. If the effects of COVID-19 cause us to fall out of compliance with one or more of such covenants and we are unable to secure a waiver or negotiate an amendment to such loan agreements on reasonable terms, or at all, an event of default could occur, which would allow our lenders to accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. If we are unable to access funds to repay our lenders, our lenders could take control of our pledged assets. Any of the foregoing events would negatively impact our financial condition and liquidity. For example, we were not in compliance with our fixed charge coverage ratio covenant under our CIBC facility as of June 30, 2020.  On September 22, 2020, the CIBC loan agreement was amended and, among other things, CIBC waived the fixed charge coverage ratio covenant as of June 30, 2020 and suspended its applicability prospectively until the quarter ending March 31, 2021. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.

•

Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily allowing office and sales employees to work remotely. We have suspended non-essential travel worldwide for our employees and prohibited employee attendance at in-person gatherings. Further measures may be taken as the COVID-19 outbreak continues. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

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

Demand for our seed depends upon a variety of factors, including end demand for the crops grown from the seed.  For example, a severe downturn in the dairy industry could have a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa seed in the U.S. market. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

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

Although our customer concentration should decline as our product mix becomes more diverse, there is no assurance that we will be able to maintain the relationships with our major customers or that they will continue to purchase our seed in the quantities that we expect and rely upon. If we cannot do so, our results of operations could suffer.

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

We currently operate primarily in the agricultural seed business, and we do not expect this to change materially in the foreseeable future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the alfalfa, sorghum, sunflower and pasture seed markets, payment disruptions and customer rejection of our seed. If there is a disruption as described above, our revenue and earnings could be reduced, and our business operations might have to be scaled back.

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

The loss of any of our current executives, key employees or key advisors, or the failure to attract, integrate, motivate and retain additional key employees, could have a material adverse effect on our business. Although we have employment agreements with our executive officers, as well as certain other employees, all of our employees are employed “at-will” and could leave our employ at any time. We do not carry “key person” insurance on the lives of any of our management team. As we develop additional capabilities, we may require more skilled personnel who must be highly skilled and have a sound understanding of our industry, business or processing requirements. Recruiting skilled personnel is highly competitive. Although to date we have been successful in recruiting and retaining qualified personnel, there can be no assurance that we will continue to attract and retain the personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

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

For example, on February 24, 2020, we completed the acquisition of all of the issued and outstanding shares of Pasture Genetics. We cannot guarantee that the Pasture Genetics acquisition will yield the results we have anticipated. In addition, there can be no assurance that we will achieve the revenues, growth prospects and synergies expected from this acquisition, our prior acquisitions or any future acquisitions, or that we will achieve such revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.

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

Only five milling facilities are regularly used by S&W Australia’s grower pool to clean and process S&W Australia alfalfa seed. Should one or more of these facilities become unusable, there could be a significant effect on S&W Australia’s ability to get its Australian alfalfa seed to market in a timely manner or at all. S&W Australia’s growers use Tatiara to process approximately 70% of the seed grown for S&W Australia. The owner of Tatiara has begun to sell his own common seed and is now both a supplier and competitor of S&W Australia. This competing seed business creates a potential conflict of interest for Tatiara in the care and handling of S&W Australia’s product and could impact S&W Australia’s ability to have seed available to sell on the time schedule required by our customers.

S&W Australia is thinly capitalized and may become dependent upon us for financing.

Because S&W Australia has relatively little net working capital, it is substantially dependent upon its credit arrangement with National Australia Bank Ltd, or NAB, to purchase its seed inventory. If S&W Australia breaches its credit arrangement in the future or other reasons cause this credit arrangement to become unavailable to S&W Australia, S&W Australia may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on S&W Australia's NAB credit facility. S&W Australia's financial dependency upon us could have a negative adverse effect upon our financial condition.

S&W Australia is dependent on a pool of seed growers and a favorable pricing model for alfalfa seed production.

S&W Australia relies on a pool of approximately 100 Australian contract growers to produce its proprietary alfalfa seeds. In this system, growers contract with S&W Australia to grow S&W Australia’s seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon an estimated budget price, or EBP, for compliant seed. EBP is a forecast of the final price that S&W Australia believes will be achieved taking into account prevailing and predicted market conditions at the time the estimate is made. Following the grower’s delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the EBP to the grower based on pre-cleaning weight. Following this initial payment and prior to the final payment, S&W Australia makes a series of scheduled progress payments and, if applicable, a bonus payment for “first grade” alfalfa seed. The final price payable to each grower (and therefore the total price) is dependent upon and subject to adjustment based upon the clean weight of the seed grown, on the average price at which S&W Australia sells the pooled seed and other costs incurred by S&W Australia. Accordingly, the total price paid by S&W Australia to its growers may be more or less than the EBP. This arrangement exposes S&W Australia’s business to unique risks, including, the potential for current growers to make collective demands that are unfavorable to S&W Australia and the potential for our competitors to offer more favorable terms for seed production, including fixed (instead of variable) payment terms.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a significant percentage of our sales outside the United States in fiscal year 2020 were principally to customers in the Middle East, Australia, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:  fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Environmental regulation affecting our seed products could negatively impact our business.

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

If we are unable to obtain government approvals for certain of our products, we may be unable to commercialize those products in certain markets.

Our ability to launch and commercialize certain new products is subject to regulatory approval, which can be lengthy, costly, complex and in some markets unpredictable. For example, the timing of our anticipated launch of sorghum hybrids developed through our DoubleTeamTM collaboration with ADAMA will depend on our receipt of regulatory approval. Seed products incorporating biotechnology derived traits and crop protection products must be extensively tested for safety, efficacy and environmental impact before they can be registered for production, use, sale or commercialization in a given market. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. If we are unable to receive the necessary approvals, we will be unable to produce and sell certain of our current and future products, which may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Financial Position and Investment in Our Securities

The terms of our loan and security agreement with CIBC place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our $25.0 million revolving credit facility with CIBC Bank USA, or CIBC, is secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions.

Our loan agreement with CIBC requires us to comply with certain financial covenants, including a specified fixed charge ratio tested quarterly.  The loan agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions.

In addition to other specified events of default, and subject to limited exceptions, CIBC could declare an event of default upon our non-compliance with certain covenants or the occurrence of certain events that it may determine, in its sole discretion, to have a material adverse effect, including: a material adverse change in, or a material adverse effect on our business, property, assets or operations, taken as a whole; a material impairment of our ability to perform any of our obligations under the loan agreement; a material adverse effect upon the collateral for the loan or its value; or a material impairment of the enforceability or priority of the liens upon the collateral for the loan or the legality, validity, binding effect or enforceability of the loan agreement or related agreements.

If we default under the credit facility, CIBC may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. For example, we were not in compliance with our fixed charge coverage ratio covenant under our CIBC facility as of June 30, 2020.  On September 22, 2020, the CIBC loan agreement was amended and, among other things, CIBC waived the fixed charge coverage ratio covenant as of June 30, 2020 and suspended its applicability prospectively until the quarter ending March 31, 2021.  Commencing with the quarter ending September 30, 2020, through and including December 31, 2020, the amendment provides that we must comply with a financial covenant requiring us to maintain year-to-date EBITDA (as calculated in the Loan Agreement) of no less than negative $6,000,000, tested quarterly. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.  If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, CIBC could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, CIBC could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, CIBC could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, CIBC’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness. If we are unable to repay, refinance or restructure our indebtedness when payment is due, CIBC could proceed against the collateral or force us into bankruptcy or liquidation.

We received a loan under the Paycheck Protection Program of the CARES Act and our receipt of this loan may result in adverse publicity, damage to our reputation or potential penalties.

We have received loan proceeds pursuant to the Paycheck Protection Program under the CARES Act. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the loan, we are later determined to be in violation of any of the laws or governmental regulations that apply to us in connection with the loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the loan in its entirety. In addition, we could become subject to adverse publicity, review or audit by the SBA or other government entity or claims under the False Claims Act and could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We may need to raise additional capital in the future.

From time to time, we may find it necessary or advisable to raise additional capital in the future, whether to enhance our working capital, to repay indebtedness, to fund acquisitions or for other reasons. This may include, for example, the need to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements. If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our material properties:

Location	Size	Primary Use	Leased or Owned

Dumas (Moore County), Texas	9,021 sq. ft.	Warehouse storage	Owned by S&W
Five Points (Fresno County), California	5 acres	Milling facilities	Owned by S&W

Kern County, California	584 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W

Keith, South Australia	8.2 acres	Processing facility	Owned by S&W Australia

Keith, South Australia	38 acres	Research farm	Leased by S&W Australia
Longmont (Boulder County), Colorado	8,948 sq. ft.	Corporate Headquarters for S&W	Leased by S&W

Lubbock (Lubbock County), Texas	41,380 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Lubbock (Lubbock County), Texas	1,972 sq. ft.	Laboratory and general office	Leased by S&W
Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	16 acres	Milling facilities	Owned by S&W

Nampa (Canyon County), Idaho	8,000 sq. ft.	Production warehouse storage	Leased by S&W
Nampa (Canyon County), Idaho	7,500 sq. ft.	Production warehouse storage	Leased by S&W
New Deal (Lubbock County), Texas	111,062 sq. ft.	Processing facility and production warehouse storage	Owned by S&W
Penfield, South Australia	43,000 sq. ft.	Warehousing and production storage and research and development	Leased by S&W Australia
Stirling, South Australia	1,690 sq. ft.	Corporate headquarters for S&W Australia	Leased by S&W Australia
Szeged, Hungary	4,191 sq. ft.	Corporate headquarters for S&W Hungary	Leased by S&W Hungary
Szeged, Hungary	13 acres	Research farm	Leased by S&W Hungary
Tamworth, New South Wales	970 sq. ft.	Research and development	Leased by S&W Australia
Tifton (Tift County), Georgia	3,000 sq. ft.	Research facilities	Leased by S&W
Victoria (Victoria County), Texas	2,400 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Wingfield, South Australia	17,200 sq. ft.	Warehousing and production storage	Leased by S&W Australia

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

Market Information Regarding Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SANW.” The following table sets forth the range of high and low sales prices per share of common stock as reported on Nasdaq for the periods indicated. The closing price of our common stock on September 22, 2020 was $2.83.

	High	Low
Year Ended June 30, 2019
First Quarter	$3.40	$2.35
Second Quarter	3.19	1.81
Third Quarter	3.20	1.83
Fourth Quarter	3.02	2.32

Year Ended June 30, 2020
First Quarter	$3.13	$2.21
Second Quarter	2.57	1.92
Third Quarter	3.00	1.75
Fourth Quarter	2.50	1.67

Holders

As of September 23, 2020, we had 33,450,569 shares of common stock outstanding held by 38 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In addition, our loan agreement with CIBC contains restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no unregistered sales of equity securities in 2020 fiscal year that have not been previously reported on a Current Report on Form 8-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2020 fiscal year that have not been previously reported on a Current Report on Form 8-K.

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

Executive Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 25 new products during the 2021-2022 fiscal years.

Founded in 1980, we began our operations as a limited producer of non-dormant alfalfa seed varieties bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Over the years we have built a diversified, global agricultural platform through a combination of organic growth and strategic acquisitions and collaborations, including:

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
•

Our 2013 acquisition of Seed Genetics International Pty Ltd (now S&W Seed Company Australia Pty Ltd, or S&W Australia), the leading producer of non-dormant alfalfa seed in South Australia, which made us the largest non-dormant alfalfa seed company in the world, with production capabilities in both hemispheres;

•

Our 2014 acquisition of alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from Pioneer Hi-Bred International, Inc., or Pioneer (now a subsidiary of Corteva Agriscience, Inc., or Corteva), which substantially broadened and improved our dormant alfalfa germplasm portfolio and deepened our production, research and product development capabilities;

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

•

Our 2018 joint venture with AGT Foods Africa Proprietary Limited and 2019 joint venture with Zaad Holdings Limited, both based in South Africa, each of which were formed to produce our hybrid sunflower, grain sorghum and forage sorghum seed in Africa for sale in Africa, the Middle East and Europe;

•	Our May 2019 restructuring of our relationship with Pioneer, a subsidiary of Corteva, which we jointly refer to as Corteva, under which, among other things:
o

We received $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, $5.55 million in February 2020, $3.75 million in September 2020 and are entitled to receive an aggregate of $4.6 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total	$4,601,137

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

•	Our 2019 license of commercialized and developmental wheat germplasm from Corteva, through which we entered the largest grain crop market in Australia;
•

Our 2020 acquisition of Pasture Genetics Ltd., or Pasture Genetics, the third largest pasture seed company in Australia, which further diversified our product offerings in Australia and strengthened our Australian sales team and distribution relationships;

•

Our 2020 collaboration with ADAMA Ltd., or ADAMA, a subsidiary of China National Chemical Engineering Co Ltd., or ChemChina, to bring to the U.S. sorghum market the DoubleTeam™ grassy weed management system, consisting of ADAMA’s proprietary herbicides and our non-GMO, herbicide tolerant sorghum hybrids; and

•

Our 2020 licensing agreement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, IN, to develop and commercialize worldwide a non-GMO, dhurrin-free trait in sorghum species, which essentially eliminates potential livestock death from hydrogen cyanide poisoning when grazing sorghum

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2021 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $19.7 million and $37.6 million during the years ended June 30, 2020 and 2019, respectively) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $15 million from Corteva over the fiscal 2021 period as the seed is delivered to Corteva through February 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

COVID-19 Update

We are closely monitoring the impact of the COVID-19 global pandemic on our business and have implemented measures designed to protect the health and safety of our workforce, including a voluntary work-from-home policy for employees who can perform their jobs offsite. We are continuing our activities and are taking precautionary measures to protect our employees working in our facilities.

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

Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We intend to focus our resources on high value activities. For alfalfa seed, we plan to invest in further development of differentiating forage quality traits.  For sorghum, we plan to invest in higher value grain products, proprietary herbicide tolerance traits and improved safety and palatability in forage products. We expect our research and development expenses will fluctuate from period to period as a result of the timing of various research and development projects.

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

Other (Income) Expense

Other expense consists primarily of foreign currency gains and losses, change in contingent consideration obligation, government grant income, changes in the estimated fair value of assets held for sale and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Conterra Agricultural Capital, LLC, or Conterra.

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

Results of Operations

Fiscal Year Ended June 30, 2020 Compared to the Fiscal Year Ended June 30, 2019

Revenue and Cost of Revenue

Revenue for the year ended June 30, 2020 was $79.6 million compared to $109.7 million for the year ended June 30, 2019. The $30.1 million decrease in revenue for the year ended June 30, 2020 was primarily due to a $52.1 million decrease in product and license revenue received from Pioneer.  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva.

As part of the termination, Corteva agreed to purchase certain quantities of seed held by us as of the date of the termination, which Pioneer was not previously obligated to purchase.  Those quantities of seed will be delivered to Corteva periodically through February 2021.  Contemporaneously with the termination, we entered into a license with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of our alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of our existing commercial conventional (non-GMO) alfalfa varieties and nine pre-commercial dormant alfalfa varieties.  We received a payment of $45.0 million in May 2019, $5.6 million in September 2019, $5.6 million in January 2020, $5.6 million in February 2020 and are entitled to receive an aggregate of $8.4 million in additional payments through February 2021. During the year ended June 30, 2020 we recorded product sales of $19.7 million to Pioneer, which was a decrease of $18.0 million from the year ended June 30, 2019 amount of $37.6 million.  Additionally, we recorded one-time license revenue of $34.2 million from Pioneer in the year ended June 30, 2019.

The $52.1 million decrease in product and license revenue to Pioneer was partially offset by an increase of $21.9 million in Core Revenue.  Core Revenue (excluding product and license revenue attributable to Pioneer) for the year ended June 30, 2020 was $59.9 million compared to Core Revenue for the year ended June 30, 2019 of $37.9 million, representing an increase of 58%.  Included in Core Revenue for the year ended June 30, 2020 was $11.8 million of revenue pertaining to a partial period contribution from our acquisition of Pasture Genetics which occurred on February 24, 2020. Excluding contributions from Pasture Genetics, Core Revenue growth was 27%. Due to the revised agreements entered into with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business.

The increase in Core Revenue for the year ended June 30, 2020 can be attributed to an increase in alfalfa in Saudi Arabia and sorghum sales in the United States as well as growth in Pakistan, Europe and South Africa.

Sales into international markets represented 54% and 20% of our total revenue during the year ended June 30, 2020 and 2019, respectively. Domestic revenue accounted for 46% and 80% of our total revenue for the year ended June 30, 2020 and 2019, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above and our recent Pasture Genetics acquisition. We anticipate that international sales as a percentage of our total revenue will increase for fiscal 2021 as a result of the acquisition of Pasture Genetics and our expanded Australian market footprint.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2020		2019
United States	$36,724,591	46%	$88,176,809	80%
Australia	15,079,996	19%	2,787,128	3%
Saudi Arabia	9,189,291	12%	4,745,993	4%
Mexico	2,454,504	3%	2,264,827	2%
South Africa	2,182,553	3%	797,722	1%
Pakistan	2,124,038	3%	1,009,120	1%
Italy	1,400,641	2%	326,364	0%
Sudan	1,308,874	2%	717,317	1%
Libya	1,142,920	1%	2,629,750	2%
France	1,040,744	1%	845,172	1%
Other	6,934,046	8%	5,422,309	5%
Total	$79,582,198	100%	$109,722,511	100%

Cost of revenue of $64.6 million for the year ended June 30, 2020 was equal to 81.2% of total revenue for the year ended June 30, 2020, while the cost of revenue of $69.0 million for the year ended June 30, 2019 was equal to 62.9% of total revenue for the year ended June 30, 2019. Cost of revenue increased on a percentage basis primarily due to the license revenue generated during the year ended June 30, 2019, which did not recur during the year ended June 30, 2020.

Total gross profit margin for the fiscal year ended June 30, 2020 was 18.8% compared to 37.1% in the year ended June 30, 2019. The decrease in gross profit margin was primarily due to the decrease in license revenue.  Gross profit margin for the year ended June 30, 2020 included a $2.3 million inventory write-down.  Gross profit margin for the year ended June 30, 2019 included one-time license revenue of $34.2 million and an inventory write-down of $8.8 million.

Excluding the $2.3 million of inventory write-downs, gross margin would have been 21.7% for the year ended June 30, 2020. Excluding the $8.8 million of inventory write-downs and the $34.2 million of license revenue, gross margin would have been 20.3% for the year ended June 30, 2019. The increase in adjusted gross margin for the year ended June 30, 2020 is primarily driven by improved gross margins in alfalfa.  We believe its useful to exclude inventory write-downs and one-time license revenue in calculating adjusted gross margins in order to provide investors with a method to compare our operating results to prior periods and to peer companies.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A expense for the year ended June 30, 2020 totaled $21.3 million compared to $17.5 million for the year ended June 30, 2019. The $3.9 million increase in SG&A expense versus the prior year was primarily due to $3.2 million of additional investment in sales and marketing, $1.2 million from our newly acquired Pasture Genetics operations, $0.7 million for management personnel, $0.5 million for stock based compensation, $0.5 million for IT and cyber security consulting, partially offset by a decrease in bad debt expense of $1.3 million and other decreases. As a percentage of revenue, SG&A expenses were 26.8% for the year ended June 30, 2020, compared to 15.9% for the year ended June 30, 2019.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2020 totaled $7.3 million compared to $6.3 million for the year ended June 30, 2019. The $1.0 million increase in research and development expense versus the prior year is driven by additional research and development activities incurred in connection with the Chromatin business following our October 2018 acquisition, as well as additional investment in our hybrid sorghum and sunflower programs and wheat program in Australia.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2020 was $5.0 million compared to $4.1 million for the year ended June 30, 2019. Included in the amount was amortization expense for intangible assets, which totaled $2.1 million for the year ended June 30, 2020 and $2.1 million for the year ended June 30, 2019. The $0.9 million increase in depreciation and amortization expense over the prior year is primarily driven by $0.4 million of additional Chromatin expenses following the October 2018 acquisition, $0.2 million of expense associated with our February 2020 acquisition of Pasture Genetics, $0.3 million of expense associated with amortization of right of use assets and $0.2 million of additional expenses following the Dow Wheat Acquisition in August 2019, partially offset by fully depreciated assets.

Goodwill Impairment Charges

During the year ended June 30, 2020, we did not record an impairment charge. We recorded an impairment charge of $11.9 million during the year ended June 30, 2019. The impairment charge in fiscal 2019 related to the full impairment of our goodwill and was a result of the termination of the distribution agreement with Pioneer/Corteva.

The termination of the production and distribution agreements with Pioneer was, in our view, a potential indicator of impairment due to the significant reduction in future forecasted revenues. As a result, we initiated an impairment test and concluded that the entire goodwill balance was impaired.

Intangible Asset Impairment Charges

During the year ended June 30, 2020, we did not record an impairment charge. We recorded an impairment charge of $6.0 million during the year ended June 30, 2019. The impairment charge in fiscal 2019 was a result of the termination of the distribution agreement with Pioneer. The intangible asset write-off related to the carrying value of the distribution agreement, which previously was being amortized over the contractual life of the agreement.

Change in Estimated Value of Assets Held for Sale

The Company recorded $0.1 million and $1.5 of expenses for the years ended June 30, 2020 and June 30, 2019, respectively. The expense related to our estimated change in value of certain properties held for sale.

Change in contingent consideration obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.3 million benefit to non-cash change in contingent consideration obligation for the year ended June 30, 2020 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2020 was $0.6 million compared to $0.3 million for the year ended June 30, 2019. The expense in both years represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note and our equipment finance leases.

Interest Expense

Interest expense for the year ended June 30, 2020 totaled $2.0 million compared to $2.9 million for the year ended June 30, 2019. Interest expense for the year ended June 30, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC, KeyBank and NAB, the secured property loan entered into in November 2017, and equipment finance leases. Interest expense for the year ended June 30, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment finance leases. The $0.9 million decrease in interest expense for the year ended June 30, 2020 was primarily driven by lower interest on the working capital credit facilities and decreased levels of borrowings.

Provision for Income Taxes

Our income tax expense totaled $0.4 million for the year ended June 30, 2020 compared to an income tax benefit of $0.1 million for the year ended June 30, 2019. Our effective tax rate was (2.0%) for the year ended June 30, 2020 compared to 1.6% for the year ended June 30, 2019. Our effective tax rate was relatively consistent year over year. The slight decrease in our effective tax rate for the year ended June 30, 2020 was primarily attributable to an increase in our non-US income tax expense for the year ended June 30, 2020 compared to the year ended June 30, 2019. Previously, we had certain intangible assets with indefinite lives for financial reporting purposes which produced deferred tax liabilities that could not be offset by a valuation allowance. During fiscal year 2019, we wrote down a majority of these assets for financial reporting purposes, generating a net deferred tax asset balance with respect to these indefinite-lived intangible assets, which is now fully offset by our valuation allowance. The increase to the valuation allowance in fiscal year 2019 generated a tax benefit and a positive effective tax rate, as opposed to the previous year when the increase in our net deferred tax liability balance produced an income tax provision and a negative effective tax rate. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we did record tax expense related to certain other items occurring throughout the year.  For example, we recorded income tax expense related to the current and prior year tax return filings of certain of our subsidiaries located in Australia and South Africa and also recorded tax expense related to current year state tax return liabilities.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2020, we paid our North American growers approximately 50% of amounts due in the fall of 2019 and the balance was paid in the spring of 2020. This payment cycle to our growers was similar in fiscal year 2019, and we expect it to be similar for fiscal year 2021.  S&W Australia and Pasture Genetics, our Australian-based subsidiaries, have  production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

On February 24, 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics, the PG Acquisition, for an initial consideration that consisted of an upfront cash payment at closing of USD $7.5 million (AUD $11.4 million). A potential earn-out payment of up to USD $5.3 million (AUD $8.0 million), or the Earn-Out, is payable on September 30, 2022, or the Earn-Out Date. The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5, multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $11.4 million). At S&W Australia’s election, up to 50% of the Earn-Out may be paid in shares of our common stock at a per share purchase price equal to the volume-weighted average purchase price of our common stock during the 10-day period ending immediately prior to the Earn-Out Date.

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

In recent periods, we have consummated the following equity and debt financings:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020.  As amended, the Loan Agreement provides for a $25.0 million credit facility, or the CIBC Credit Facility.  The key terms of the amended Loan Agreement include the following:

•

Advances under the CIBC Credit Facility are to be used: (i) to refinance indebtedness to KeyBank, discussed below; (ii) to finance our ongoing working capital requirements; and (iii) for general corporate purposes. We may also use a portion of the CIBC Credit Facility to finance permitted acquisitions and related costs.

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

•

Loans may be based on (i) a Base Rate plus 1.0% per annum or (ii) LIBOR Rate plus 3.0% per annum (both as defined in the Loan Agreement), generally at our option. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

•	The CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of our assets (subject to certain exceptions), including intellectual property.
•	The Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate our outstanding obligations under the Credit Facility, all as set forth in the Loan Agreement and related documents. The CIBC Credit Facility also contains customary and usual financial covenants imposed by CIBC.

As of June 30, 2020, we were not in compliance with a financial covenant requiring that we maintain a minimum a fixed charge coverage ratio equal to or greater than 1.10 to 1.00, tested as of June 30, 2020. Pursuant to the September 2020 amendment to the Loan Agreement, CIBC waived the fixed charge coverage ratio covenant as of June 30, 2020, and agreed to suspend its applicability prospectively until the quarter ending March 31, 2021. Beginning with the fiscal quarter ending March 31, 2021, we must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00. Commencing with the quarter ending September 30, 2020, through and including December 31, 2020, the amendment provides that we must comply with a financial covenant requiring us to maintain year-to-date EBITDA (as calculated in the Loan Agreement) of no less than negative $6,000,000, tested quarterly. This covenant will not apply for periods after December 31, 2020.

We cannot guarantee that we will be able to comply with our covenants in the Loan Agreement in the future, or secure additional waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the Loan Agreement, CIBC could declare an event of default or require us to further renegotiate the Loan Agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

Termination of KeyBank Credit Facility

In connection with the consummation of the Loan Agreement with CIBC described above, we terminated the Credit and Security Agreement, dated September 22, 2015, as subsequently amended, with KeyBank National Association, or KeyBank. In connection with such termination, we paid KeyBank approximately $5.9 million in aggregate principal, interest and fees that were outstanding and payable under this agreement at the time of its termination, and all liens on our assets and the assets of our subsidiaries guaranteeing such facility, together with such subsidiary guarantees, were released and terminated. This agreement had provided for borrowings of up to a $45.0 million revolving line of credit.

Conterra Transaction

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. In the transaction, we issued two secured promissory notes to Conterra. The first promissory note, in the principal amount of $10.4 million, or the Secured Real Estate Note is secured by a first priority security interest in the property, plant and fixtures located at our Five Points, California and Nampa, Idaho production facilities and our Nampa, Idaho research facilities. The note was scheduled to mature on November 30, 2020, which was extended to November 30, 2022 pursuant to a December 24, 2019 amendment. The note bears interest of 7.75% per annum. We have agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The second promissory note in the principal amount of $2.1 million, was secured by a first security interest in certain equipment not attached to the real estate located at the facilities noted above.  In August 2018 we paid off in full this note pursuant to the sale-leaseback transaction discussed below.

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

Australian Facilities

S&W Australia and Pasture Genetics both have debt facilities with NAB, all of which are guaranteed by us up to a maximum of AUD $15,000,000 (USD $10,273,500 at June 30, 2020) and cross-guaranteed by S&W Australia and Pasture Genetics.

S&W Australia.  S&W Australia has a series of debt facilities with NAB providing for up to AUD $25,337,000 (USD $17,353,000) of credit, the key terms of which were amended in February 2020 (in connection with the Pasture Genetics acquisition) and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD $2,000,000 (USD $1,369,800 at June 30, 2020) and (ii) a borrowing base line having a credit limit of AUD $16,000,000 (USD $10,958,400 at June 30, 2020). The seasonal credit facility expires on March 31, 2022. As of June 30, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of June 30, 2020, AUD $14,000,000 (USD $9,588,600) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.  S&W Australia was in compliance with all debt covenants under the seasonal credit facility at June 30, 2020.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $5.0 million (USD $3,424,500 at June 30, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,369,800) at June 30, 2020.  As of June 30, 2020, AUD $839,869 (USD $575,226) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of June 30, 2020, AUD $137,503 (USD $94,176) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2020.

Pasture Genetics.  Pasture Genetics has a working capital facility with NAB and a facility with TOYOTA Finance to finance purchase of vehicles.

•

Pasture Genetics has a working capital facility with NAB with a credit limit of AUD $10.0 million (USD $6,849,000 at June 30, 2020) and a borrowing base determined from qualified inventory and accounts receivable. The facility will expire on March 31, 2022. Interest will be payable on amounts outstanding under the facility at a floating trade refinance rate quoted by NAB plus 1.5% at the time of each drawdown.  The facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of Pasture Genetics.  As of June 30, 2020, AUD $10.0 million (USD $6,849,000) was outstanding under Pasture Genetics’ working capital facility with NAB.

•

Pasture Genetics finances certain vehicle purchases with TOYOTA Finance.  This facility has various maturity dates through 2023 and have interest rates ranging from 4.04% to 5.83%.  As of June 30, 2020, AUD $750,839 (USD $514,249) was outstanding under TOYOTA Finance facility.

Pasture Genetics was in compliance with all debt covenants at June 30, 2020.

Paycheck Protection Program

On April 14, 2020, we received loan proceeds of $1,958,600, or the Loan, pursuant to the Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, administered by the U.S. Small Business Administration, or the SBA. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the Paycheck Protection Program, or PPP, loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

When we applied for the loan, we believed we would qualify to have the loan forgiven under the terms of PPP, and therefore considered the loan to be substantively a conditional government grant.  We have performed initial calculations for PPP loan forgiveness, and expect that the PPP loan will be forgiven in full because 1) we have, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) we believe we will continue to comply with other terms and conditions necessary for forgiveness.

We plan to submit the PPP loan forgiveness application in the near term.  Although we believe it is probable that the PPP loan will be forgiven, our actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

Equity Issuances

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2020 and 2019:

	Years Ended June 30,
	2020	2019
Cash flows from operating activities	$(5,763,627)	$21,295,831
Cash flows from investing activities	(10,286,370)	(26,566,353)
Cash flows from financing activities	17,049,699	4,630,925
Effect of exchange rate changes on cash	(308,410)	(250,073)
Net increase (decrease) in cash and cash equivalents	691,292	(889,092)
Cash and cash equivalents, beginning of period	3,431,802	4,320,894
Cash and cash equivalents, end of period	$4,123,094	$3,431,802

Operating Activities

For the year ended June 30, 2020, operating activities used $5.8 million in cash.  Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $11.0 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $5.2 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a decrease in inventory of $11.1 million, partially offset by a decrease in accounts payable of $2.9 million, a decrease in deferred revenue of $2.9 million, and an increase in accounts receivable of $1.8 million.

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

Investing Activities

Investing activities during the year ended June 30, 2020 used $10.3 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities and the Pasture Genetics Acquisition accounted for $7.5 million.  We also had additions to property, plant and equipment of $2.0 million consisting primarily of equipment purchases for our distribution facility in Keith, Australia, research and development facilities in Tamworth, Australia and leasehold improvements to our new corporate headquarters in Longmont, Colorado; partially offset by $1.8 million of net proceeds from the sale of properties in Arlington Wisconsin and Plainview Texas.

Investing activities during the year ended June 30, 2019 used $26.6 million in cash. The Chromatin Acquisition accounted for $26.4 million of the cash used in investing activities. We also had additions to property, plant and equipment of $0.7 million consisting primarily of equipment purchases for our facility in Keith, Australia and replacements of our vehicle fleet in the US.

Financing Activities

Financing activities during the year ended June 30, 2020 provided $17.0 million in cash. During the year ended June 30, 2020, we had net borrowings on the working capital lines of credit of $16.8 million, borrowings of long-term debt of $3.9 million and repayments of long-term debt of $2.6 million and debt issuance costs of $0.9 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2020.

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

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  We adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, we perform our annual or interim goodwill impairment test by comparing the fair value of its one reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The goodwill balance at June 30, 2020 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on its one reporting unit, there was no impairment for the year ended June 30, 2020.

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

During the year ended June 30, 2020, we recognized a write-down of inventory in the amount of $2.3 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the year ended June 30, 2020 was primarily related to certain inventory lots that deteriorated in quality and germination rates during the year.

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Longmont, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company, (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for lease contracts in fiscal year 2020 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States), (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

September 23, 2020

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2020	June 30, 2019
CURRENT ASSETS
Cash and cash equivalents	$4,123,094	$3,431,802
Accounts receivable, net	19,023,098	13,380,464
Inventories, net	63,882,938	71,295,520
Prepaid expenses and other current assets	1,374,677	1,687,490
Assets held for sale	—	1,850,000
TOTAL CURRENT ASSETS	88,403,807	91,645,276
Property, plant and equipment, net	20,494,312	20,634,949
Intangibles, net	38,784,058	32,714,484
Goodwill	1,508,675	—
Other assets	6,764,781	1,369,560
TOTAL ASSETS	$155,955,633	$146,364,269
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,045,694	$6,930,829
Deferred revenue	6,171,904	9,054,549
Accrued expenses and other current liabilities	9,618,892	6,073,110
Lines of credit, net	26,983,264	10,755,548
Current portion of long-term debt, net	1,780,522	1,113,502
TOTAL CURRENT LIABILITIES	52,600,276	33,927,538
Long-term debt, net, less current portion	14,328,823	12,158,095
Contingent consideration obligation	4,263,503	—
Other non-current liabilities	3,427,054	280,424
TOTAL LIABILITIES	74,619,656	46,366,057
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,457,861 issued and 33,432,861 outstanding at June 30, 2020; 33,303,218 issued and 33,278,218 outstanding at June 30, 2019;	33,458	33,303
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	137,809,540	136,751,875
Accumulated deficit	(50,140,942)	(30,466,618)
Accumulated other comprehensive loss	(6,111,424)	(6,138,467)
Noncontrolling interests	(120,459)	(47,685)
TOTAL STOCKHOLDERS' EQUITY	81,335,977	99,998,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$155,955,633	$146,364,269

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2020	2019
Revenue
Product and other	$79,582,198	$75,507,078
Licensing	—	34,215,433
Total revenue	79,582,198	109,722,511
Cost of revenue
Product and other	64,647,936	69,014,490
Total cost of revenue	64,647,936	69,014,490
Gross profit	14,934,262	40,708,021
Operating expenses
Selling, general and administrative expenses	21,348,092	17,486,071
Research and development expenses	7,336,754	6,272,758
Depreciation and amortization	5,036,464	4,128,546
Gain on disposal of property, plant and equipment	(23,299)	(86,222)
Goodwill impairment charges	—	11,865,811
Intangible asset impairment charges	—	6,034,792
Total operating expenses	33,698,011	45,701,756
Loss from operations	(18,763,749)	(4,993,735)
Other (income) expense
Foreign currency loss (gain)	98,620	(99,467)
Reduction of anticipated loss on sub-lease land	—	(141,373)
Change in estimated value of assets held for sale	92,931	1,521,855
Change in contingent consideration obligation	(302,139)	—
Government grant income	(1,958,600)	—
Loss on extinguishment of debt	140,638	—
Interest expense - amortization of debt discount	555,049	340,847
Interest expense	1,970,882	2,886,077
Loss before income taxes	(19,361,130)	(9,501,674)
Provision for income taxes	385,968	(148,747)
Net loss	$(19,747,098)	$(9,352,927)
Net loss attributed to noncontrolling interests	(72,774)	(47,685)
Net loss attributable to S&W Seed Company	$(19,674,324)	$(9,305,242)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.59)	$(0.31)
Diluted	$(0.59)	$(0.31)
Weighted average number of common shares outstanding:
Basic	33,348,263	30,102,158
Diluted	33,348,263	30,102,158

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2020	2019
Net loss	$(19,747,098)	$(9,352,927)
Foreign currency translation adjustment, net of income taxes	27,043	(347,805)
Comprehensive loss	$(19,720,055)	$(9,700,732)
Comprehensive loss attributable to noncontrolling interests	(72,774)	(47,685)
Comprehensive loss attributable to S&W Seed Company	$(19,647,281)	$(9,653,047)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2018	—	—	24,367,906	$24,367	(25,000)	$(134,196)	$108,803,991	$(21,161,376)	—	$(5,790,662)	$81,742,124
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	694,610	—	—	—	694,610
Net issuance to settle RSUs	—	—	92,595	93	—	—	(39,407)	—	—	—	(39,314)
Proceeds from sale of preferred stock, net of fees and expenses	7,235	7	—	—	—	—	22,373,835	—	—	—	22,373,842
Conversion of preferred stock to common stock	(7,235)	(7)	7,235,000	7,235	—	—	(7,228)	—	—	—	—
Proceeds from sale of common stock, net of fees and expenses	—	—	1,607,717	1,608	—	—	4,926,074	—	—	—	4,927,682
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(347,805)	(347,805)
Net loss	—	—	—	—	—	—	—	(9,305,242)	(47,685)	—	(9,352,927)
Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,167,951	—	—	—	1,167,951
Net issuance to settle RSUs	—	—	154,643	155	—	—	(110,286)	—	—	—	(110,131)
Other comprehensive income	—	—	—	—	—	—	—	—	—	27,043	27,043
Net loss	—	—	—	—	—	—	—	(19,674,324)	(72,774)	—	(19,747,098)
Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,747,098)	$(9,352,927)
Adjustments to reconcile net loss from operating activities to net cash (used in) provided by operating activities
Stock-based compensation	1,167,951	694,610
Change in allowance for doubtful accounts	(255,000)	996,461
Inventory write-down	2,344,800	8,822,103
Depreciation and amortization	5,036,464	4,128,546
Gain on disposal of property, plant and equipment	(23,299)	(86,222)
Goodwill impairment charges	—	11,865,811
Intangible asset impairment charges	—	6,034,792
Change in deferred tax provision	—	(270,083)
Change in foreign exchange contracts	(7,615)	(52,778)
Change in contingent consideration obligation	(302,139)	—
Change in estimated value of assets held for sale	92,931	1,521,855
Amortization of debt discount	555,049	340,847
Loss on debt extinguishment	140,638	—
Reduction of anticipated loss on sub-lease land	—	(141,373)
Changes in:
Accounts receivable	(1,819,625)	307,209
Inventories	11,083,296	(13,331,376)
Prepaid expenses and other current assets	412,526	(413,751)
Other non-current asset	(96,398)	203,132
Accounts payable	(2,879,541)	(830,718)
Deferred revenue	(2,882,359)	8,069,734
Accrued expenses and other current liabilities	2,125,503	3,114,523
Other non-current liabilities	(709,711)	(324,564)
Net cash (used in) provided by operating activities	(5,763,627)	21,295,831
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,972,231)	(735,316)
Proceeds from disposal of property, plant and equipment	34,410	567,492
Proceeds from sale of assets held for sale	1,757,069	—
Additions to internal use software	—	(43,000)
Acquisition of business, net of cash acquired	(7,472,618)	(26,354,951)
Acquisition of wheat assets	(2,633,000)	—
Net cash used in investing activities	(10,286,370)	(26,565,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,927,682
Net proceeds from sale of preferred stock	—	22,373,842
Taxes paid related to net share settlements of stock-based compensation awards	(110,132)	(39,314)
Borrowings and repayments on lines of credit, net	16,819,564	(21,289,159)
Borrowings of long-term debt	3,865,780	2,359,431
Debt issuance costs	(907,392)	(411,315)
Repayments of long-term debt	(2,618,121)	(3,290,242)
Net cash provided by financing activities	17,049,699	4,630,925
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(308,410)	(250,073)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	691,292	(889,092)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,431,802	$4,320,894
CASH AND CASH EQUIVALENTS, end of period	$4,123,094	$3,431,802
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$1,984,703	$2,945,034
Income taxes	272,027	69,713

See notes to consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The Company began as S&W Seed Company, a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. We then incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company’s initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership’s original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation.

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd, or S&W Holdings, consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation, or SGI, from SGI’s shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd, or S&W Australia.

On September 19, 2018, the Company and AGT Foods Africa Proprietary Limited, or AGT, formed a venture based in South Africa named SeedVision Proprietary Limited, or SeedVision. SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

On February 24, 2020, S&W Australia, acquired all of the issued and outstanding shares of Pasture Genetics, from Pasture Genetics’ sole shareholder.

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

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions, including in December 31, 2014, when the Company purchased certain alfalfa research and production facilities and conventional (non-GMO) alfalfa germplasm assets and assumed certain related liabilities, or the Pioneer Acquisition, of Pioneer Hi-Bred International, Inc., or Pioneer.

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

The Company’s operations span the world’s alfalfa seed production regions with operations in the San Joaquin and Imperial Valleys of California, Texas, five other U.S. states, Australia, and three provinces in Canada, and the Company sells its seed products in more than 40 countries around the globe.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements. We have recorded a combined $1.3 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2020. We have recorded a combined $0.6 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows. The new strain of coronavirus (“COVID-19”) in FY2020 and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 26% of its revenue for the year ended June 30, 2020. One customer accounted for 65% of its revenue for the year ended June 30, 2019.

One customer accounted for 21% of the Company’s accounts receivable at June 30, 2020. One customer accounted for 19% of the Company’s accounts receivable at June 30, 2019.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 54% and 20% of revenue during the years ended June 30, 2020 and 2019, respectively. The net book value of fixed assets located outside the United States was 17% and 11% of total fixed assets at June 30, 2020 and June 30, 2019, respectively. Cash balances located outside of the United States may not be insured and totaled $1,690,748 and $236,822 at June 30, 2020 and June 30, 2019, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2020		2019
United States	$36,724,591	46%	$88,176,809	80%
Australia	15,079,996	19%	2,787,128	3%
Saudi Arabia	9,189,291	12%	4,745,993	4%
Mexico	2,454,504	3%	2,264,827	2%
South Africa	2,182,553	3%	797,722	1%
Pakistan	2,124,038	3%	1,009,120	1%
Italy	1,400,641	2%	326,364	0%
Sudan	1,308,874	2%	717,317	1%
Libya	1,142,920	1%	2,629,750	2%
France	1,040,744	1%	845,172	1%
Other	6,934,046	8%	5,422,309	5%
Total	$79,582,198	100%	$109,722,511	100%

Covid-19 Pandemic

In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business, including its results of operations and financial condition, and has implement measures designed to protect the health and safety of its employees while continuing its operations.

In particular, the Company’s sales cycle is highly seasonal, and the majority of its sales season activities for the United States and Australia are typically concentrated between March and June of each year. The Company’s sales efforts also have historically involved significant in-person interaction with potential customers and distributors. In March 2020, at the beginning of what is typically the Company’s most active selling period, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, the Company immediately attempted to shift its sales activities to video conferencing and similar customer interaction models, but the Company has found these alternative approaches to generally be less effective than in-person sales efforts.

In addition, the Company’s product revenue is predicated on its ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in the Company’s distribution and supply channels. If the Company’s customers delay or decrease their orders due to potential disruptions in its distribution and supply channels, this would adversely affect the Company’s product revenue.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

The terms of the Company’s loan and security agreement with CIBC place restrictions on its operating and financial flexibility (See Notes 9 and 19). The COVID-19 pandemic creates risk in the Company’s ability to comply with its CIBC covenants which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. In order for the Company to maintain compliance with its CIBC covenants, the Company may need to obtain additional capital or alternative financing. There can be no assurance that the Company will be successful in raising additional capital or obtaining alternative financing. If the Company is unable to raise sufficient additional capital or obtain alternative financing, it may need to reduce the scope of its operations or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $1,366,220 and $1,576,900 at June 30, 2020 and June 30, 2019, respectively.

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

During the fourth quarter of the year ended June 30, 2019, the Company recognized a write-down of inventory in the amount of $8.8 million, which is included in Cost of Revenue in the Consolidated Statement of Operations.  $4.8 million of this write-down related to dormant alfalfa seed products. The termination of the distribution and production agreements with Pioneer altered the Company’s planned consumption of these varieties and as a result the Company determined this particular dormant seed inventory will need to be sold to alternative sales channels at lower selling prices.  The remaining inventory write-down primarily relates to changes in the Company’s assessment of the future market prices for non-dormant alfalfa seed varieties.  The changes in the Company’s assessment occurred as it updated its business plans taking into account activity during the fourth quarter of fiscal year 2019, which is the height of the sales season for non-dormant varieties.

Components of inventory are:

	June 30, 2020	June 30, 2019
Raw materials and supplies	$1,227,185	$664,541
Work in progress	4,395,503	5,664,934
Finished goods	58,260,250	64,966,045
	$63,882,938	$71,295,520

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 15 years for trade names and 16 years for other intangible assets.

Goodwill

Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value is less than its carrying amount, management conducts a quantitative goodwill impairment test. The goodwill impairment test is used to identify potential impairment by comparing the fair value with its carrying amount, including goodwill. The Company uses market capitalization and an estimate of a control premium to estimate the fair value. If the fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill.

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2020 on its one reporting unit and determined that goodwill was not impaired. See Note 7 for further information.

The Company performed a quantitative assessment of goodwill at June 30, 2019 and recorded an impairment charge of $11.9 million.  During the year ended June 30, 2020, the Company did not record an impairment charge.  The impairment charge in fiscal year 2019 related to the full impairment of the Company’s goodwill and was a result of the termination of the distribution agreement with Pioneer/Corteva.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at June 30, 2020 and 2019, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made in fiscal years 2020 or 2019.

Research and Development Costs

The Company is engaged in ongoing research and development, or R&D, of proprietary seed and stevia varieties. All R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2020 and 2019 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or EPS, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Years Ended June 30,
	2020	2019
Numerator:
Net loss attributable to S&W Seed Company	$(19,674,324)	$(9,305,242)
Numerator for basis EPS	(19,674,324)	(9,305,242)
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(19,674,324)	$(9,305,242)
Denominator:
Denominator for basic EPS-weighted- average shares	33,348,263	30,102,158
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,348,263	30,102,158
Basic EPS	$(0.59)	$(0.31)
Diluted EPS	$(0.59)	$(0.31)

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$35,218	$—
Contingent consideration obligations	$—	$—	$4,263,503
Total	$—	$35,218	$4,263,503

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$42,255	$—
Total	$—	$42,255	$—

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance was applied during the goodwill impairment test in the fourth quarter of 2019.  See Note 7.

The Company adopted Accounting Standards Update No. 2016-02: Leases, or ASU 2016-02, effective July 1, 2019.  ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.

The adoption of ASC 842 resulted in the recognition of $2.6 million of right-of-use assets, or ROU assets, and $4.3 million related lease liabilities as of July 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.

The Company adopted ASC 842 on a modified retrospective approach at the effective date and, therefore, did not revise comparative period information or disclosure.  In addition, the Company elected the package of practical expedients permitted under ASC 842.

See “Note 3—Leases” for additional information on the adoption of ASC 842.

Recently Issued, but Not Yet Adopted, Accounting Pronouncements

In August 2018, the FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance also requires presentation of the capitalized implementation costs in the statement of financial position and in the statement of cash flows in the same line items that a prepayment for the fees of the association hosting arrangement would be presented, and the expense related to the capitalized implementation costs to be presented in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement.  This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted.  The Company’s adoption of ASU 2018-15 on July 1, 2020 is not expected to impact its consolidated financial statements and related disclosures.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the year ended June 30, 2020. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	June 30, 2020
Assets:
Right of use assets - operating leases	Other assets	$4,137,255

Right of use assets - finance leases	Other assets	$1,504,109
Accumulated amortization - finance leases	Other assets	(340,100)
Right of use assets - finance leases, net	Other assets	1,164,009
Total lease assets		$5,301,264

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	$809,632
Current lease liabilities	Accrued expenses and other current liabilities	1,197,874
Long-term debt, net	Long-term debt, net	1,642,975
Long-term lease liabilities	Other non-current liabilities	3,242,548
Total lease liabilities		$6,893,029

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Year Ended June 30, 2020
Operating lease cost	Cost of revenue	$299,126
Operating lease cost	Selling, general and administrative expenses	647,587
Operating lease cost	Research and development expenses	209,140
Finance lease cost	Depreciation and amortization and Interest expense	482,390
Total lease costs		$1,638,243

Maturities of lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2021	$1,328,827	$947,499
2022	1,130,311	863,678
2023	831,743	744,059
2024	762,849	139,808
2025	377,901	$—
After 2025	483,792	$—
Total lease payments	4,915,423	2,695,044
Less: Interest	$(475,001)	$(242,437)
Present value of lease liabilities	$4,440,422	$2,452,607

Future minimum lease payments for operating leases accounted for under ASC 840, “Leases” in excess of one year at June 30, 2019 were as follows:

June 30, 2019
2020	$640,135
2021	634,422
2022	352,730
2023	201,800
2024	235,776
After 2024	366,581
Total	$2,431,444

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of June 30, 2020:

Operating lease remaining lease term	3.8 years
Operating lease discount rate	4.53%
Finance lease remaining lease term	3.0 years
Finance lease discount rate	5.90%
Cash paid for operating leases	$875,317
Cash paid for finance leases	$858,365

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

Payments Due from Corteva and Pioneer

The Company received a payment of $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, and $5.55 million in February 2020 from Pioneer/Corteva, and will receive quarterly payments through February 2021, which total approximately $8.4 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million is reported as licensing revenue in the consolidated statement of operations for the year ended June 30, 2019.

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

The following table disaggregates the Company's revenue by type of contract1:

	Years Ended June 30,
	2020	2019
Pioneer product sales	$19,681,450	$37,605,215
Other product sales	57,896,346	37,647,297
Licensing	-	34,215,433
Services	2,004,402	254,566
	$79,582,198	$109,722,511

For the year ended June 30, 2020, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

For the year ended June 30, 2019, Pioneer product sales consisted of revenue under the Distribution and Production Agreements.

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

The Company has certain contracts with customers that offer a limited right of return on certain branded products. The products must be in an unopened and undamaged state and must be resalable in the sole opinion of the Company to qualify for refund.  Returns are only accepted on product received by August 31st of the current sales year.  The Company uses a historical returns percentage to estimate the refund liability and records a reduction of revenue in the period in which revenue is recognized.

Services

Revenue from milling services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

Revenue from conditioning, treating, and packaging services is recognized over time as the services are performed.  Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. In fiscal 2019, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Unbilled receivables represent contract assets that arise when the Company has partially performed under a contract but is not yet able to invoice the customer until the Company has made additional progress. Unbilled receivables arose from the distribution and production agreements with Pioneer for which the Company recognized revenue over time, as the Company bills for these arrangements upon product delivery, while revenue was recognized, as described above, as costs were incurred. Unbilled receivables may arise as much as three months before billing is expected to occur. Unbilled receivables are generally expected to be generated in the first and second fiscal quarters, and to be billed in the second, third and fourth fiscal quarters.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the year ended June 30, 2020, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $255,000.  During the period ended June 30, 2019, the Company recognized bad debt expense of $996,461 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.  During the year ended June 30, 2020, the Company recognized $9.1 million of revenue that was included in the deferred balance as of June 30, 2019. During the year ended June 30, 2019, the Company recognized $0.2 million of revenue that was included in the deferred balance as of June 30, 2018.

NOTE 6 - BUSINESS COMBINATIONS

Chromatin Acquisition

On October 25, 2018, the Company completed the acquisition of substantially all of the assets of Chromatin, Inc., or together with certain of its subsidiaries and affiliates in receivership, Chromatin, as well as the assumption of certain contracts and limited specified liabilities of Chromatin, for an aggregate cash purchase price of approximately $26.5 million, or the Acquisition, pursuant to the terms of its Asset Purchase Agreement, dated September 14, 2018, with Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, or Novo.

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

The estimated fair value of accounts receivable acquired is $947,015, with the gross contractual amount totaling $2,164,476, less $1,217,461 expected to be uncollectible. The current liabilities assumed relate to inventory acquired in the acquisition as well as customer deposits. The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,573,546, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to control the acquired business, technology, and the distribution channels. Goodwill is not amortized for financial reporting purposes but is amortized for tax purposes.

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

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

Year Ended June 30,
2019
Revenue	$111,359,688
Net loss	$(11,179,299)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2019 includes (i) the elimination of acquisition charges of $1,196,476; (ii) amortization of acquired intangibles of $132,222; and (iii) depreciation of acquired property, plant and equipment of $358,273.

Pasture Genetics Acquisition

On February 24, 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics, the PG Acquisition, for an initial consideration that consisted of an upfront cash payment at closing of USD $7.5 million (AUD $11.4 million). A potential earn-out payment of up to USD $5.3 million (AUD $8.0 million), or the Earn-Out, is payable on September 30, 2022, or the Earn-Out Date. The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $11.4 million). At S&W Australia’s election, up to 50% of the Earn-Out may be paid in shares of our common stock at a per share purchase price equal to the volume-weighted average purchase price of the Company’s common stock during the 10-day period ending immediately prior to the Earn-Out Date.

The PG acquisition expanded and diversified the Company's product offerings and provided access to new distribution channels within Australia.

The PG Acquisition has been accounted for as a business combination, and the Company valued and recorded all assets acquired and liabilities assumed at their estimated fair values on the date of the Acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of February 24, 2020:

	February 24, 2020 (as reported)	Measurement Period Adjustments	February 24, 2020 (as adjusted)
Cash and cash equivalents	$25,027	$—	$25,027
Accounts receivable	3,406,169	94,749	3,500,918
Inventories	6,145,876	(74,473)	6,071,403
Prepaid expenses and other current assets	191,536	13,625	205,161
Property, plant and equipment	993,525	—	993,525
Right of use assets	—	365,033	365,033
Trade names	428,590	(26,375)	402,215
Customer relationships	4,351,840	791,244	5,143,084
Goodwill	2,555,175	(1,102,739)	1,452,436
Accounts payable	(4,254,043)	219,932	(4,034,111)
Current liabilities	(1,452,984)	159,865	(1,293,119)
Vehicle loans	(544,608)	-	(544,608)
Finance leases assumed	-	(365,033)	(365,033)
Other noncurrent liabilities	(16,399)	-	(16,399)
Total acquisition cost allocated	$11,829,704	$75,828	$11,905,532

The acquisition-date fair value of the consideration transferred consisted of the following:

	February 24, 2020 (as reported)	Measurement Period Adjustments	February 24, 2020 (as adjusted)
Cash paid at closing	$7,497,645	$-	$7,497,645
Contingent earn-out	4,332,059	75,828	4,407,887
Total purchase price	$11,829,704	$75,828	$11,905,532

The estimated fair value of accounts receivable acquired was $3,500,918, with the gross contractual amount totaling $3,610,566, less $109,648 expected to be uncollectible. The current liabilities assumed primarily relate to grower payables as well as employee-related obligations. The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,452,436, was recorded as goodwill on the consolidated balance sheet. The primary item that generated goodwill was the premium paid by the Company for the ability to manage the acquired business, the trained workforce and access to new the distribution channels. Goodwill is not amortized for financial reporting purposes but is amortized for tax purposes.

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to pay up to an additional USD $5.3 million (AUD $8.0 million).  The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $12.0 million).  The fair value of the contingent consideration arrangement at the acquisition date was $4,407,887. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte

Carlo simulation were as follows: 8% present value discount factor and an underlying net income volatility of 35%. As of June 30, 2020, the estimated fair value of the contingent consideration is $4,095,702. The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Trade names	5	$402,215
Customer Relationships	20	5,143,084
Total identifiable intangible assets		$5,545,299

The Company incurred acquisitions costs of $476,454 during the year ended June 30, 2020 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Pasture Genetics acquisition are included in our consolidated financial statements from the date of acquisition through June 30, 2020.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

	Years Ended June 30,
	2020	2019
Revenue	$88,664,131	$133,007,762
Net loss	$(20,299,845)	$(9,623,060)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2020 include the elimination of acquisition charges of $476,454 and amortization of acquired intangibles of $327,707.

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2019 include the amortization of acquired intangibles of $327,707.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2020 on its one reporting unit and determined that goodwill was not impaired.

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

The following table summarizes the activity of goodwill for the years ended June 30, 2020 and 2019, respectively.

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2020
Goodwill	$—	$1,452,436	$—	$56,239	$1,508,675

	Balance at July 1, 2018	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2019
Goodwill	$10,292,265	$1,573,546	$(11,865,811)	$—	$—

For the year ended June 30, 2020, the Company determined there was no impairment on its intangible assets. For the year ended June 30, 2019, the Company recorded an impairment charge on its intangible assets of $6.0 million.  Refer to Note 4 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2020
Trade name	$1,205,346	$402,215	$—	$(139,999)	$11,716	$1,479,278
Customer relationships	1,055,747	5,143,084	—	(202,197)	190,452	6,187,086
Non-compete	30,267	—	—	(8,955)	—	21,312
GI customer list	64,475	—	—	(7,165)	—	57,310
Supply agreement	1,002,154	—	—	(75,647)	—	926,507
Grower relationships	1,647,800	—	—	(105,407)	—	1,542,393
Intellectual property	26,786,468	—	—	(1,370,803)	—	25,415,665
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(135,295)	34,491	2,300,059
Internal use software	542,227	—	—	(67,779)	—	474,448
	$32,714,484	$7,946,162	$—	$(2,113,247)	$236,659	$38,784,058

	Balance at July 1, 2018	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2019
Trade name	$1,159,826	$150,000	$—	$(104,480)	$—	$1,205,346
Customer relationships	1,156,955	—	—	(101,208)	—	1,055,747
Non-compete	62,720	—	—	(32,453)	—	30,267
GI customer list	71,639	—	—	(7,164)	—	64,475
Supply agreement	1,077,783	—	—	(75,629)	—	1,002,154
Distribution agreement	6,344,253	—	(5,991,792)	(352,461)	—	—
Grower relationships	1,753,208	—	—	(105,408)	—	1,647,800
Intellectual property	20,873,393	7,200,000	—	(1,286,925)	—	26,786,468
In process research and development	—	380,000	—	—	—	380,000
Internal use software	610,003	43,000	(43,000)	(67,776)	—	542,227
	$33,109,780	$7,773,000	$(6,034,792)	$(2,133,504)	$—	$32,714,484

Amortization expense totaled $2,113,247 and $2,133,504 for the years ended June 30, 2020 and 2019, respectively. Estimated aggregate remaining amortization is as follows:

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$2,281,149	$2,228,367	$2,149,189	$2,128,729	$2,083,188	$27,712,247

Acquisition of Wheat Assets

On August 15, 2019, the Company entered into several agreements to effectuate the purchase of a wheat breeding program in Australia, or the Wheat Acquisition from Dow AgroScience, or Dow.  In the transaction, the Company acquired:

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

The wheat market in Australia operates under an End Point Royalty, or EPR, System in which the wheat variety owner earns a fixed royalty on every metric ton of grain produced.  With the Wheat Acquisition, the Company has the right to collect EPR on commercialized wheat varieties included in its license.

The purchase price was approximately $2.6 million, which was paid in cash.  The purchase price was allocated to the assets acquired based on the relative fair value of the license and fixed assets.  $2.4 million was allocated to the license, which will be amortized over 15 years in accordance with the term of the agreement.  The fair value of the license was determined using a discounted cash flow analysis.  $0.2 million was allocated to the fixed assets, which have useful lives of 3-5 years.

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30, 2020	June 30, 2019
Land and improvements	$2,157,663	$2,150,085
Buildings and improvements	10,014,879	10,018,108
Machinery and equipment	13,550,413	12,579,698
Vehicles	2,087,634	2,099,814
Leasehold Improvements	552,810	—
Construction in progress	71,316	66,921
Total property, plant and equipment	28,434,715	26,914,626
Less: accumulated depreciation	(7,940,403)	(6,279,677)
Property, plant and equipment, net	$20,494,312	$20,634,949

Depreciation expense totaled $2,580,234 and $1,995,042 for the years ended June 30, 2020 and 2019, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	June 30, 2020	June 30, 2019
Working capital lines of credit
KeyBank	$—	$2,350,000
CIBC	11,205,664	—
National Australia Bank Limited	16,437,600	8,426,400
National Australia Bank Limited Overdraft Facility	—	351,544
Debt issuance costs	(660,000)	(372,396)
Total working capital lines of credit, net	$26,983,264	$10,755,548
Current portion of long-term debt
Finance leases	$809,632	$563,087
Debt issuance costs	(8,154)	$(11,070)
Term Loan - National Australia Bank Limited	342,450	73,731
Machinery & equipment loans - National Australia Bank Limited	272,997	215,519
Vehicle loans - Toyota Finance	200,779	—
Unsecured subordinate promissory note	—	100,000
Secured real estate note - Conterra	202,374	247,942
Debt issuance costs	(39,556)	(75,707)
Total current portion, net	1,780,522	1,113,502
Long-term debt, less current portion
Finance leases	1,642,975	1,709,481
Debt issuance costs	(6,923)	(15,078)
Term loan - National Australia Bank Limited	3,082,050	256,303
Machinery & equipment loans - National Australia Bank Limited	396,404	309,988
Vehicle loans - Toyota Finance	313,470	—
Secured real estate note - Conterra	8,956,885	9,922,269
Debt issuance costs	(56,038)	(24,869)
Total long-term portion, net	14,328,823	12,158,095
Total debt, net	$16,109,345	$13,271,596

In September 2015, the Company entered into a credit and security agreement, or the KeyBank Credit Facility, with KeyBank. Key provisions of the KeyBank Credit Facility, as amended, included:

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

•

Loans were based on a Base Rate or Eurodollar Rate (which is increased by an applicable margin of 2.9% per annum for Eurodollar Loans and 1.0% for Base Rate Loans) (both as defined in the KeyBank Credit Facility), generally at the Company’s option. In the event of a default, at the option of KeyBank, the interest rate on all obligations would have increased by 3% per annum over the rate otherwise applicable.

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

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020.  As amended, the Loan Agreement provides for a $25.0 million credit facility. The following is a summary of certain terms of the CIBC Credit Facility:

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

At June 30, 2020, the Company was not in compliance with all CIBC debt covenants. On September 22, 2020, the Company amended the Loan Agreement. Among other things, the amendment provided for a waiver of the Company’s non-compliance with a certain financial covenant. See Note 19 for further discussion on this amendment.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued two secured promissory notes, or the Notes, to Conterra as follows:

•

Secured Real Estate Note. The Company issued one Note in the principal amount of $10.4 million, or the Secured Real Estate Note, that is secured by a first priority security interest in the property, plant and fixtures, or the Real Estate Collateral, located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho research facilities, or the Facilities.  On December 24, 2019, the Company entered into an amendment to extend the maturity date to November 30, 2022, as well as revised the Note’s payments starting July 1, 2020. The Secured Real Estate Note bears interest of 7.75% per annum. The Company has agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $515,711, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. In November 2019, the Company paid down $753,120 of principal. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time.

Secured Equipment Note. The Company issued a second Note in the principal amount of $2.1 million, or the Secured Equipment Note, that was secured by a first priority security interest in certain equipment not attached to real estate located at the Facilities. The Secured Equipment Note was also secured by the Real Estate Collateral. The Secured Equipment Note was scheduled to mature on November 30, 2019. The Secured Equipment Note bore an interest at a rate of 9.5% per annum. The Company agreed to make semi-annual payments of interest and amortized principal on a 20-year amortization schedule, for a combined payment of $118,223, starting July 1, 2018, in addition to a one-time interest only payment on January 1, 2018. The Secured Equipment Note was repaid in full in August 2018.

On August 15, 2018, the Company completed a sale and leaseback transaction with American AgCredit involving certain equipment located at the Company's Five Points, California and Nampa, Idaho production facilities. Due to its terms, the sale and leaseback transaction was required to be accounted for as a financing arrangement. Accordingly, the proceeds received from American AgCredit were accounted for as proceeds from a debt financing. Under the terms of the transaction:

•

The Company sold the equipment to American AgCredit for $2,106,395 million in proceeds. The proceeds were used to pay off in full a note (in the principal amount of $2,081,527, plus accrued interest of $24,868) held by Conterra, which had an interest rate of 9.5% per annum and was secured by, among other things, the equipment.

•

The Company entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, the Company will repurchase the equipment for $1.

Australian Facilities

S&W Australia and Pasture Genetics both have debt facilities with NAB, all of which are guaranteed by us up to a maximum of AUD $15,000,000 (USD $10,273,500 at June 30, 2020) and cross-guaranteed by S&W Australia and Pasture Genetics.

S&W Australia.  S&W Australia has a series of debt facilities with NAB providing for up to AUD $25,337,000 (USD $17,353,000) of credit, the key terms of which were amended in February 2020 (in connection with the Pasture Genetics acquisition) and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,369,800 at June 30, 2020) and (ii) a Borrowing Base Line having a credit limit of AUD $16,000,000 (USD $10,958,400 at June 30, 2020). The seasonal credit facility expires on March 31, 2022. As of June 30, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of

June 30, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of June 30, 2020, AUD $14,000,000 (USD $9,588,600) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $5.0 million (USD $3,424,500 at June 30, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,369,800) at June 30, 2020.  As of June 30, 2020, AUD $839,869 (USD $575,226) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of June 30, 2020, AUD $137,503 (USD $94,176) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2020.

Pasture Genetics.  Pasture Genetics has a working capital facility with NAB and a facility with TOYOTA Finance to finance purchase of vehicles.

•

Pasture Genetics has a working capital facility with NAB with a credit limit of AUD $10.0 million (USD $6,849,000 at June 30, 2020) and a borrowing base determined from qualified inventory and accounts receivable. The facility will expire on March 31, 2022. Interest will be payable on amounts outstanding under the facility at a floating trade refinance rate quoted by NAB plus 1.5% at the time of each drawdown.  The facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of Pasture Genetics.  As of June 30, 2020, AUD $10.0 million (USD $6,849,000) was outstanding under Pasture Genetics’ working capital facility with NAB.

•

Pasture Genetics finances certain vehicle purchases with TOYOTA Finance.  This facility has various maturity dates through 2023 and have interest rates ranging from 4.04% to 5.83%.  As of June 30, 2020, AUD $750,839 (USD $514,249) was outstanding under TOYOTA Finance facility.

Pasture Genetics was in compliance with all debt covenants at June 30, 2020.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2021	$1,828,232
2022	1,768,958
2023	9,985,645
2024	555,441
2025	369,491
Thereafter	1,712,250
Total	$16,220,017

NOTE 10 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2020	2019
United States	$(18,778,030)	$(9,336,700)
Foreign	(583,100)	(164,974)
Loss before income taxes	$(19,361,130)	$(9,501,674)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2020	2019
Current:
Federal	$—	$—
State	15,972	28,591
Foreign	369,996	92,744
Total current provision	385,968	121,335
Deferred:
Federal	—	(227,142)
State	—	(42,940)
Foreign	—	—
Total deferred provision (benefit)	—	(270,082)
Provision (Benefit) for income taxes	$385,968	$(148,747)

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2020	2019
Tax benefit at statutory tax rate	$(4,065,839)	$(1,995,352)
State benefit, net of federal benefit	(387,398)	(304,015)
Other permanent differences	134,141	23,786
Federal and state research credits - current year	(239,373)	(228,039)
Foreign rate differential	170,693	10,819
Shortfall on restricted stock vest	10,526	49,118
Change in unrecognized tax benefit	11,778	49,939
Valuation allowance	4,540,563	2,265,361
Other	210,877	(20,364)
	$385,968	$(148,747)

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$10,681,884	$5,817,688
Compensation accruals	478,696	261,365
Allowance for bad debts	1,338,083	1,376,388
Stock compensation	444,725	288,648
Tax credit carry forwards	901,656	662,283
Intangible assets	1,628,858	2,226,539
Lease liability	1,126,905	—
Deferred rent	—	47,226
Assets held for sale	—	367,387
163(j) limitation interest	349,003	—
Other, net	693,637	476,411
Total deferred tax assets	17,643,447	11,523,935
Valuation allowance for deferred tax assets	(14,656,843)	(9,774,130)
Deferred tax assets, net of valuation allowance	2,986,604	1,749,805
Deferred tax liabilities
ROU lease asset	(1,253,577)	—
Fixed assets	(1,733,027)	(1,749,805)
Total deferred tax liabilities	(2,986,604)	(1,749,805)
Net deferred tax asset / (liability)	$—	$—

The Company recognizes federal and state current tax liabilities or assets based on its estimate of taxes payable to or refundable from tax authorities in the current fiscal year.  The Company also recognizes federal and state deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carryforwards.  The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance was recorded as of June 30, 2017.  The Company’s valuation allowance position has not changed for the years ended June 30, 2020 and June 30, 2019, respectively, as the Company does not believe that it is more likely than not that it will realize its deferred tax assets.  The valuation allowance increased by approximately $4.9 million for the year ended June 30, 2020, related primarily to net operating losses generated in the current year.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers ("NOLs") if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code.  Any unused annual limitation may be carried over to later years.  The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future.  If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.  To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.  As of June 30, 2020, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

As of June 30, 2020, the Company had federal and state net operating loss carryovers of approximately $44.1 million and $15.7 million, respectively, which will begin to expire June 30, 2030, unless previously utilized. A portion of the federal net operating losses generated after June 30, 2018 can be carried forward indefinitely as a result of the Tax Cuts and Jobs Act. Therefore, approximately $24.5 million of net operating loss carryovers are not subject to expiration. The Company has federal research credits of $881,836 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $157,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire. The Company also has Australian net operating loss carryover of approximately $0.9 million as of the year ended June 30, 2020 that do not expire. In addition, the Company has $1.6 million of Section 163(j) interest limitation carryovers as of June 30, 2020 which do not expire.

As of June 30, 2020, the Company has not provided for foreign withholding taxes on approximately $2.9 million of undistributed earnings of its foreign subsidiaries, as these earnings are considered indefinitely reinvested outside of the United States. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2020.  However, to the extent that the foreign subsidiaries accrue earnings and profits in the future years, the Company does plan to repatriate a portion of those funds to the U. S. and will record withholding taxes as those earnings and profits are incurred.

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

The Company has approximately $79,341 of unrecognized tax benefits related to current year tax positions as of June 30, 2020. Included in the unrecognized tax benefits was approximately $62,679 of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position.

However, as the Company is in a full valuation allowance position, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2020 and 2019. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

CARES Act

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act.  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. Some of the more significant changes include the ability to carryback net operating losses, the acceleration of AMT credit receivables, and the ability to take 100% bonus on qualified improvement property ("QIP"). Of these highlighted provisions, the Company has only recognized the provisional impact of the 100% bonus on QIP. With respect to the 163(j) limitation implemented as part of the Tax Cuts and Jobs Act, companies were previously limited to deducting interest to thirty percent of adjusted taxable income per year.  However, with the passage of the CARES Act, companies may elect to use fifty percent of adjusted taxable income in order to calculate the allowable interest deduction for years 2019 and 2020.  These CARES Act provisions did not impact the Company’s tax expense calculations or related income tax account balances.

NOTE 11 - WARRANTS

The following table summarizes the total warrants outstanding at June 30, 2020:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2019	New Issuances	Expired	Outstanding as of June 30, 2020
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	(2,699,999)	—
				2,699,999	—	(2,699,999)	—

The following table summarizes the total warrants outstanding at June 30, 2019:

	Issue Date	Exercise Price Per Share	Expiration Date	Outstanding as of June 30, 2018	New Issuances	Expired	Outstanding as of June 30, 2019
Warrants	Dec 2014	$4.32	June 2020	2,699,999	—	—	2,699,999
				2,699,999	—	—	2,699,999

NOTE 12 - EQUITY

On September 5, 2018, the Company entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with MFP Partners, L.P., or MFP, pursuant to which the Company sold to MFP 1,607,717 shares of common stock of the Company, or the Common Shares, at a purchase price of $3.11 per share at an initial closing, and agreed to sell, subject to the satisfaction of certain conditions, 7,235 shares of newly designated Series A Convertible Preferred Stock of the Company, or the Preferred Shares, to MFP at a purchase price of $3,110 per share at a second closing, or the Second Closing.

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

NOTE 13 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $7,047,514 at June 30, 2020 and their maturities range from July to November 2020.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $35,218 at June 30, 2020 and foreign currency contract liabilities totaled $42,255 at June 30, 2019. The Company recorded a gain on foreign exchange contracts of $7,615 and $52,788, which is reflected in cost of revenue for the years ended June 30, 2020 and 2019, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - RELATED PARTY TRANSACTIONS

On September 5, 2018, the Company entered into the Securities Purchase Agreement with MFP, pursuant to which the Company sold the Common Shares at the Initial Closing and the Preferred Shares at the Second Closing. The Initial Closing was completed on September 5, 2018 and the Second Closing was completed on October 23, 2018. See Note 12 for further discussion on the Second Closing.

On December 18, 2018, the Company entered into a Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which the Company was able to borrow up to $5,000,000, in minimum increments of $1,000,000, from MFP during the period beginning on December 18, 2018 and ending on the earlier to occur of (i) March 18, 2019 and (ii) certain specified events of default. Pursuant to the MFP Loan Agreement, interest accrued on outstanding principal at a fixed per annum rate of 6.0%. In addition, the Company was obligated to pay to MFP a fee equal to 2.0% of each advance under the MFP Loan Agreement. Concurrently with the execution of the MFP Loan Agreement, the Company drew down $1,000,000 under the MFP Loan Agreement, which was disbursed to the Company on December 21, 2018. On December 31, 2018, the Company repaid in full the $1,000,000 disbursed to the Company. As of June 30, 2019, no amounts remained outstanding under the MFP Loan Agreement.

NOTE 16 - EQUITY-BASED COMPENSATION

Equity Incentive Plans

In October 2009 and January 2010, the Company's Board of Directors and stockholders, respectively, approved the 2009 Equity Incentive Plan, or as amended and/or restated from time to time, the 2009 Plan. The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares. In September 2015 and December 2015, the Company's Board of Directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 2,450,000 shares.

In January 2019, the Company's Board of Directors and stockholders approved the 2019 Equity Incentive Plan, or 2019 Plan, as a successor to and continuation of the 2009 Plan. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,243,790 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 350,343 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30,
	2020	2019
Risk free rate	0.3%-1.66%	1.9% - 3.0%
Dividend yield	0%	0%
Volatility	39.4%-48.9%	34.5% - 41.5%
Average forfeiture assumptions	1.1%	1.1%

During the year ended June 30, 2020, the Company granted 1,899,934 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $2.26 - $2.37. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2020 and 2019 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	792,074	$4.55	6.3	$10,413
Granted	497,178	2.85	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(166,500)	6.17	—	—
Outstanding at June 30, 2019	1,122,752	3.55	8.0	34,135
Granted	1,899,934	2.36	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(146,792)	4.12	—	—
Outstanding at June 30, 2020	2,875,894	2.74	8.6	22,409
Options vested and exercisable at June 30, 2020	1,079,783	3.21	7.6	—
Options vested and expected to vest as of June 30, 2020	2,866,236	$2.72	8.6	$22,311

The weighted average grant date fair value of options granted and outstanding at June 30, 2020 was $0.78. At June 30, 2020, the Company had $1,291,135 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 2.13 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the years ended June 30, 2020 and 2019, the Company issued 417,933 and 175,758 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards during the years ended June 30, 2020 and 2019 totaled $940,700 and $472,171, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $700,724 and $379,212 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2020 and 2019, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2018	89,193	$3.98	1.1
Granted	175,758	2.69	2.8
Vested	(107,747)	3.75	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2019	157,204	2.69	1.4
Granted	417,933	2.25	2.8
Vested	(177,010)	2.45	—
Forfeited	(1,324)	2.83	—
Nonvested restricted units outstanding at June 30, 2020	396,803	$2.33	1.6

At June 30, 2020, the Company had $705,197 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.55 years.

At June 30, 2020, there were 824,840 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2020 and 2019, totaled $1,167,951 and $694,610, respectively.

NOTE 17 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2020 and 2019, respectively.

	Years Ended June 30,
	2020	2019
Purchases of equipment classified as finance lease	(468,390)	(574,018)
Contingent consideration issued	(4,407,887)	—

NOTE 18 – PAYCHECK PROTECTION PROGRAM

In response to the COVID-19 pandemic, the PPP was established under the CARES Act and administered by the SBA. Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

In April 2020, the Company received a loan of $1,958,600 under the PPP provided by CIBC. The loan bears interest at 1.0%, with principal and interest payments deferred for the first six months of the loan.  After that, the loan and interest would be paid back over a period of 18 months, if the loan is not forgiven under the terms of the PPP.

When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of PPP, and therefore considered the loan to be substantively a conditional government grant.  The Company has performed initial calculations for PPP loan forgiveness, and expects that the PPP loan will be forgiven in full because 1) the Company has, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

As such, the Company has decided that the PPP loan should be accounted for as a government grant.  As US GAAP does not contain guidance on the accounting for government grants, the Company is following the guidance in International Accounting Standards, or IAS, 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” As discussed above, the Company believes there is reasonable assurance it will meet the terms of forgiveness.  Under IAS 20, government grants are recognized in income as required activities are undertaken.  As the Company believes that it completed the required activities by utilizing PPP proceeds for payroll and other qualified expenditures prior to June 30, 2020, it has recognized PPP grant income for the full amount of the PPP loan, $1,958,600, and no liability for the PPP loan is reflected in the consolidated balance sheet as of June 30, 2020.

The Company plans to submit the PPP loan forgiveness application in the near term.  Although the Company believes it is probable that the PPP loan will be forgiven, the Company’s actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

NOTE 19 - SUBSEQUENT EVENTS

On September 22, 2020, the Company entered into a First Amendment to Loan and Security Agreement with CIBC, which amended the Loan Agreement. Pursuant to this amendment, the Company and CIBC agreed to:

•	decrease the amount of the revolving credit facility from $35.0 million to $25.0 million;

•	decrease the amount of the inventory sublimit under the revolving credit facility from $25.0 million to $12.5 million;
•	increase the interest rate by 0.5% (from prime plus .50% to prime plus 1.00% and from LIBOR plus 2.50% to LIBOR plus 3.00%), and introduce a 1.0% LIBOR floor;
•

suspend the Company’s financial covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021, and waive the Company’s noncompliance with this covenant for the quarter ending June 30, 2020;

•	provide that, following the fiscal quarter ending March 31, 2021, the Company must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00;
•

include a financial covenant requiring the Company to maintain year-to-date EBITDA of no less than negative $6,000,000, tested quarterly, commencing with the quarter ending September 30, 2020 through and including December 31, 2020 (this covenant will not apply for periods after December 31, 2020); and

•

increase the availability reserve from $5.0 million to $7.5 million upon closing, which will further increase by $500 thousand on the last day of each month commencing November 1, 2020 until the total availability reserve reaches $10 million.

Except as modified by the foregoing amendment, all terms and conditions of the Loan Agreement remain in full force and effect.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, or the Evaluation Date. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework, or 2013 Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

On September 22, 2020, we entered into a First Amendment to Loan and Security Agreement with CIBC Bank USA, or CIBC, which amended our Loan and Security Agreement, dated December 26, 2019, among us, Seed Holding, LLC, Stevia California, LLC and CIBC. Pursuant to this amendment, the parties agreed to:

•	decrease the amount of the revolving credit facility from $35.0 million to $25.0 million;
•	decrease the amount of the inventory sublimit under the revolving credit facility from $25.0 million to $12.5 million;
•	increase the interest rate by 0.5% (from prime plus .50% to prime plus 1.00% and from LIBOR plus 2.50% to LIBOR plus 3.00%), and introduce a 1.0% LIBOR floor;
•

suspend our financial covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021, and waive our noncompliance with this covenant for the quarter ending June 30, 2020;

•	provide that, following the fiscal quarter ending March 31, 2021, we must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00;
•

include a financial covenant requiring us to maintain year-to-date EBITDA of no less than negative $6,000,000, tested quarterly, commencing with the quarter ending September 30, 2020 through and including December 31, 2020 (this covenant will not apply for periods after December 31, 2020); and

•

increase the availability reserve from $5.0 million to $7.5 million upon closing, which will further increase by $500 thousand on the last day of each month commencing November 1, 2020 until the total availability reserve reaches $10 million.

Except as modified by the foregoing amendment, all terms and conditions of the loan agreement with CIBC remain in full force and effect.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accounting Fees and Services" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

(b) Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. (“IVS”), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	001-34719	2.1	10/2/12

2.2†	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. (“Pioneer”), dated December 19, 2014	8-K	001-34719	2.1	12/29/14

2.3†	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	2.1	1/7/15

2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	2.6	9/28/15

2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	2.7	9/28/15

2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 4, 2017	10-Q	001-34719	2.1	2/8/18

2.7	Asset Acquisition Agreement between the Registrant, SV Genetics Pty Ltd, Seed Genetics International Pty Ltd, David John Holman, Alan Irvine Scott, Trevor Bailie, Bottrell Precision Ventures, LLC and James R. Bennett, dated May 27, 2016	8-K	001-34719	2.1	5/31/16

2.8	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	001-34719	2.8	9/20/18

2.9	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

2.10	Share Sale Agreement by and among S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020	10-Q	001-34719	10.1	5/14/20

3.1	Registrant’s Articles of Incorporation	8-K	001-34719	3.1	12/19/11

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-34719	3.1	10/25/18

3.3	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto	10-Q	001-34719	3.3	5/14/20

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock					X

10.1†	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.4	1/7/15

10.2†	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.6	1/7/15

10.3	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.11	1/7/15

10.4	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.12	1/7/15

10.5	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.13	1/7/15

10.6	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.14	1/7/15

10.7	Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated December 31, 2014	8-K	001-34719	10.15	1/7/15

10.8	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated April 23, 2015	10-K	001-34719	10.25	9/28/15

10.9	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.16	1/7/15

10.10	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.11*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.12*	S&W Seed Company 2019 Equity Incentive Plan (the “Plan”)	S-8	333-229625	99.1	2/12/19

10.13*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.14*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.15*	Employment Agreement between the Registrant and Matthew K. Szot, dated April 24, 2019	10-Q	001-34719	10.4	5/9/19

10.16*	Employment Agreement between the Registrant and Mark W. Wong, dated June 19, 2017	10-K	001-34719	10.35	9/20/17

10.17*	Offer Letter between the Company and Donald Panter, dated October 22, 2018	10-K/A	001-34719	10.83	10/28/19

10.18*	Offer Letter between the Company and David Callachor, dated October 22, 2018	10-K/A	001-34719	10.84	10/28/19

10.19†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.20	Registration Rights Agreement between the Registrant and the investors named therein, dated July 19, 2017	8-K	001-34719	99.2	7/20/17

10.21	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.2	10/12/17

10.22	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.23	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18

10.24	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 9, 2018	10-K	001-34719	10.73	9/20/18

10.25	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP Partners, L.P.	8-K	001-34719	10.3	9/6/18

10.26††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.27	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020					X

10.28	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.29	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020					X

10.30	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Ptd Ltd, dated February 17, 2020					X

10.31††	Termination Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019					X

10.32††	Alfalfa License Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2020 and June 30, 2019; (ii) the Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended June 30, 2020 and 2019; (iv) the Consolidated Statement of Stockholders' Equity; (v) the Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements

X

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.
††

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant as determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed

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

Date:  September 23, 2020

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

Signature	Title	Date

/s/ Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2020
Mark W. Wong

/s/ Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2020
Matthew K. Szot

/s/ Mark J. Harvey	Chairman of the Board	September 23, 2020
Mark J. Harvey

/s/ David A. Fischhoff	Director	September 23, 2020
David A. Fischhoff

/s/ Consuelo E. Madere	Director	September 23, 2020
Consuelo E. Madere

/s/ Alexander C. Matina	Director	September 23, 2020
Alexander C. Matina

/s/ Charles B. Seidler	Director	September 23, 2020
Charles B. Seidler

/s/ Robert D. Straus	Director	September 23, 2020
Robert D. Straus

/s/ Alan D. Willits	Director	September 23, 2020
Alan Willits