Form 10-Q
period 2020-09-30
S&W Seed Co
filed 2020-11-12
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended September 30, 2020

or

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

The number of shares outstanding of common stock of the registrant as of November 12, 2020 was 33,482,009.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the potential effects of the COVID-19 pandemic on our business; any statements concerning projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

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
•

other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those described above.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2021,” “fiscal 2020,” and “fiscal 2019” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2021, 2020 and 2019, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2020	June 30, 2020
CURRENT ASSETS
Cash and cash equivalents	$3,529,994	$4,123,094
Accounts receivable, net	20,208,165	19,023,098
Inventories, net	66,715,986	63,882,938
Prepaid expenses and other current assets	1,335,303	1,374,677
TOTAL CURRENT ASSETS	91,789,448	88,403,807
Property, plant and equipment, net	20,060,468	20,494,312
Intangibles, net	38,500,527	38,784,058
Goodwill	1,567,709	1,508,675
Other assets	6,439,452	6,764,781
TOTAL ASSETS	$158,357,604	$155,955,633
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,358,274	$8,045,694
Deferred revenue	8,271,055	6,171,904
Accrued expenses and other current liabilities	8,511,941	9,618,892
Lines of credit, net	30,907,408	26,983,264
Current portion of long-term debt, net	1,759,228	1,780,522
TOTAL CURRENT LIABILITIES	61,807,906	52,600,276
Long-term debt, net, less current portion	14,092,873	14,328,823
Contingent consideration obligation	4,533,529	4,263,503
Other non-current liabilities	3,193,215	3,427,054
TOTAL LIABILITIES	83,627,523	74,619,656
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,475,569 issued and 33,450,569 outstanding at September 30, 2020; 33,457,861 issued and 33,432,861 outstanding at June 30, 2020;	33,476	33,458
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	138,112,664	137,809,540
Accumulated deficit	(57,313,702)	(50,140,942)
Accumulated other comprehensive loss	(5,834,586)	(6,111,424)
Noncontrolling interests	(133,575)	(120,459)
TOTAL STOCKHOLDERS' EQUITY	74,730,081	81,335,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,357,604	$155,955,633

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
Revenue	$13,855,386	$12,272,458
Cost of revenue	12,074,454	9,199,586
Gross profit	1,780,932	3,072,872
Operating expenses
Selling, general and administrative expenses	4,684,744	4,648,326
Research and development expenses	2,016,686	1,588,191
Depreciation and amortization	1,378,088	1,064,798
Gain on disposal of property, plant and equipment	(1,000)	(11,575)
Total operating expenses	8,078,518	7,289,740
Loss from operations	(6,297,586)	(4,216,868)
Other expense
Foreign currency loss	99,217	98,187
Change in estimated value of assets held for sale	—	85,693
Change in contingent consideration obligation	104,821	—
Interest expense - amortization of debt discount	110,136	185,903
Interest expense	572,283	436,497
Loss before income taxes	(7,184,043)	(5,023,148)
Provision for income taxes	1,833	1,231
Net loss	$(7,185,876)	$(5,024,379)
Net loss attributed to noncontrolling interests	(13,116)	(98,889)
Net loss attributable to S&W Seed Company	$(7,172,760)	$(4,925,490)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.21)	$(0.15)
Diluted	$(0.21)	$(0.15)
Weighted average number of common shares outstanding:
Basic	33,450,569	33,284,453
Diluted	33,450,569	33,284,453

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
Net loss	$(7,185,876)	$(5,024,379)
Foreign currency translation adjustment, net of income taxes	276,838	(244,065)
Comprehensive loss	$(6,909,038)	$(5,268,444)
Comprehensive loss attributable to noncontrolling interests	(13,116)	(98,889)
Comprehensive loss attributable to S&W Seed Company	$(6,895,922)	$(5,169,555)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2019	—	—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	158,837	—	—	—	158,837
Net issuance to settle RSUs	—	—	6,235	6	—	—	(7,244)	—	—	—	(7,238)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(244,065)	(244,065)
Net loss	—	—	—	—	—	—	—	(4,925,490)	(98,889)	—	(5,024,379)
Balance, September 30, 2019	—	$—	33,309,453	$33,309	(25,000)	$(134,196)	$136,903,468	$(35,392,108)	$(146,574)	$(6,382,532)	$94,881,367

Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	320,409	—	—	—	320,409
Net issuance to settle RSUs	—	—	17,708	18	—	—	(17,285)	—	—	—	(17,267)
Other comprehensive income	—	—	—	—	—	—	—	—	—	276,838	276,838
Net loss	—	—	—	—	—	—	—	(7,172,760)	(13,116)	—	(7,185,876)
Balance, September 30, 2020	—	$—	33,475,569	$33,476	(25,000)	$(134,196)	$138,112,664	$(57,313,702)	$(133,575)	$(5,834,586)	$74,730,081

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,185,876)	$(5,024,379)
Adjustments to reconcile net loss from operating activities to net cash (used in) provided by operating activities
Stock-based compensation	320,409	158,837
Change in allowance for doubtful accounts	35,435	12,639
Inventory write-down	908,497	347,566
Depreciation and amortization	1,378,088	1,064,798
Gain on disposal of property, plant and equipment	(1,000)	(11,575)
Change in foreign exchange contracts	(7,615)	43,863
Change in contingent consideration obligation	104,821	—
Change in estimated value of assets held for sale	—	85,693
Amortization of debt discount	110,136	185,903
Changes in:
Accounts receivable	(957,486)	(974,615)
Inventories	(3,103,060)	(3,330,136)
Prepaid expenses and other current assets	69,035	104,664
Other non-current asset	53,916	24,212
Accounts payable	4,046,160	7,282,377
Deferred revenue	2,099,161	2,677,388
Accrued expenses and other current liabilities	(1,262,195)	(89,253)
Other non-current liabilities	(80,409)	(414,033)
Net cash (used in) provided by operating activities	(3,471,983)	2,143,949
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(121,525)	(816,169)
Proceeds from disposal of property, plant and equipment	2,000	20,075
Acquisition of wheat assets	—	(2,633,000)
Net cash used in investing activities	(119,525)	(3,429,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlements of stock-based compensation awards	(17,267)	(7,238)
Borrowings and repayments on lines of credit, net	3,208,863	(706,865)
Borrowings of long-term debt	—	258,194
Debt issuance costs	(54,956)	(41,636)
Repayments of long-term debt	(439,027)	(342,304)
Net cash provided by (used in) financing activities	2,697,613	(839,849)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	300,795	(239,815)
NET DECREASE IN CASH & CASH EQUIVALENTS	(593,100)	(2,364,809)
CASH AND CASH EQUIVALENTS, beginning of the period	$4,123,094	3,431,802
CASH AND CASH EQUIVALENTS, end of period	$3,529,994	$1,066,993
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$768,530	$385,023
Income taxes	55,463	—

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

On February 24, 2020, S&W Australia, acquired all of the issued and outstanding shares of Pasture Genetics Ltd., or Pasture Genetics, from Pasture Genetics’ sole shareholder.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $1.3 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of September 30, 2020. We have recorded a combined $1.3 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2020.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2021. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows. The new strain of coronavirus, or COVID-19, in 2020 and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Two customers accounted for 23% of its revenue for the three months ended September 30, 2020. One customer accounted for 28% of its revenue for the three months ended September 30, 2019.

One customer accounted for 16% of the Company’s accounts receivable at September 30, 2020. One customer accounted for 21% of the Company’s accounts receivable at June 30, 2020.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 61% and 46% of revenue during the three months ended September 30, 2020 and 2019, respectively. The net book value of fixed assets located outside the United States was 18% and 17% of total fixed assets at September 30, 2020 and June 30, 2020, respectively. Cash balances located outside of the United States may not be insured and totaled $1,667,351 and $1,690,748 at September 30, 2020 and June 30, 2020, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2020		2019
United States	$5,361,777	39%	$6,665,581	54%
Australia	2,782,464	20%	765,978	6%
Saudi Arabia	1,198,909	9%	160,185	1%
Mexico	1,136,090	8%	1,030,792	9%
South Africa	664,075	5%	114,448	1%
Peru	499,034	4%	77,625	1%
Sudan	484,700	3%	823,148	7%
Egypt	394,200	3%	120	0%
Pakistan	305,090	2%	778,929	6%
Libya	225,000	2%	629,980	5%
Other	804,047	5%	1,225,672	10%
Total	$13,855,386	100%	$12,272,458	100%

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

The terms of the Company’s loan and security agreement with CIBC place restrictions on its operating and financial flexibility (See Notes 9). The COVID-19 pandemic creates risk in the Company’s ability to comply with its CIBC covenants which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. In order for the Company to maintain compliance with its CIBC covenants, the Company may need to obtain additional capital or alternative financing. There can be no assurance that the Company will be successful in raising additional capital or obtaining alternative financing. If the Company is unable to raise sufficient additional capital or obtain alternative financing, it may need to reduce the scope of its operations or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $135,124 and $1,366,220 at September 30, 2020 and June 30, 2020, respectively.

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

Components of inventory are:

	September 30, 2020	June 30, 2020
Raw materials and supplies	$2,036,553	$1,227,185
Work in progress	6,755,099	4,395,503
Finished goods	57,924,334	58,260,250
	$66,715,986	$63,882,938

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 15 years for trade names, 15 years for license agreements and 16 years for other intangible assets.

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at September 30, 2020 and June 30, 2020, and the investment is included in Other Assets on the Consolidated Balance Sheet.

This investment is accounted for in accordance with ASC 321, Investments – Equity Securities. As the stock is not publicly traded, the Company has elected to account for its investment at cost, with adjustments to fair value when there are observable transactions that provide an indicator of fair value.  In addition, if qualitative factors indicate a potential impairment, fair value must be estimated, and the investment written down to that fair value if it is lower than the carrying value.

No adjustments for impairment or observable transactions were made for the three months ended September 30, 2020 or September 30, 2019.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2020 and September 30, 2019 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended September 30,
	2020	2019
Numerator:
Net loss attributable to S&W Seed Company	$(7,172,760)	$(4,925,490)
Numerator for basis EPS	(7,172,760)	(4,925,490)
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(7,172,760)	$(4,925,490)
Denominator:
Denominator for basic EPS-weighted- average shares	33,450,569	33,284,453
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,450,569	33,284,453
Basic EPS	$(0.21)	$(0.15)
Diluted EPS	$(0.21)	$(0.15)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three months ended September 30, 2020 and 2019.

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

The assets acquired and liabilities assumed in the Dow AgroScience, or Dow Wheat acquisition (see Note 7) were valued at fair value on a non-recurring basis as of August 15, 2019.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$31,850	$—
Contingent consideration obligations	$—	$—	$4,533,529
Total	$—	$—	$4,533,529

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$35,218	$—
Contingent consideration obligations	$—	$—	$4,263,503
Total	$—	$35,218	$4,263,503

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2018-15 effective July 1, 2020. The FASB issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The Company adopted the ASU prospectively for the annual period beginning July 1, 2020. The adoption of this ASU had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.

NOTE 3 - LEASES

S&W leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases.

ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the net present value of the Company’s obligation to make payments arising from these leases. The lease liabilities are based on the present value of fixed lease payments over the lease term using the implicit lease interest rate or, when unknown, the Company's incremental borrowing rate on the lease commencement date or July 1, 2019 for leases that commenced prior to that date. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Operating lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less, or short-term leases, are not recorded on the accompanying consolidated balance sheet.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three months ended September 30, 2020. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	September 30, 2020
Assets:
Right of use assets - operating leases	Other assets	$3,967,000

Right of use assets - finance leases	Other assets	1,515,146
Accumulated amortization - finance leases	Other assets	(455,531)
Right of use assets - finance leases, net	Other assets	1,059,615
Total lease assets		$5,026,615

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	804,097
Current lease liabilities	Accrued expenses and other current liabilities	1,193,043
Long-term debt, net	Long-term debt, net	1,458,994
Long-term lease liabilities	Other long-term liabilities	3,049,482
Total lease liabilities		$6,505,616

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended September 30, 2020
Operating lease cost	Cost of revenue	$79,303
Operating lease cost	Selling, general and administrative expenses	211,671
Operating lease cost	Research and development expenses	52,151
Finance lease cost	Depreciation and amortization and interest	210,306
Total lease costs		$553,431

Maturities of lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$1,035,817	$703,225
2022	1,155,114	886,025
2023	849,328	762,898
2024	764,387	156,235
2025	386,346	—
After 2025	484,480	—
Total lease payments	4,675,472	2,508,383
Less: Interest	(432,947)	(245,292)
Present value of lease liabilities	$4,242,525	$2,263,091

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of September 30, 2020:

Operating lease remaining lease term	3.7 years
Operating lease discount rate	4.50%
Finance lease remaining lease term	2.8 years
Finance lease discount rate	5.50%
Cash paid for operating leases	$247,324
Cash paid for finance leases	$277,321

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

Payments Due from Corteva and Pioneer

The Company received payments of $45.0 million in May 2019 and $5.55 million in September 2019, $5.55 million in January 2020, $5.55 million in February 2020 and $3.75 million in September 2020 from Pioneer/Corteva, and will receive additional payments through February 2021, which total approximately $4.6 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million was reported as licensing revenue in the consolidated statement of operations for the fiscal year ended June 30, 2019.

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

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended September 30,
	2020	2019
Pioneer product sales	$1,622,363	$3,263,016
Other product sales	11,870,912	8,653,178
Services	362,111	356,264
	$13,855,386	$12,272,458

Pioneer Product Sales

For the three months ended September 30, 2020 and 2019, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Revenue from conditioning, treating, and packaging services is recognized over time as the services are performed.  Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three months ended September 30, 2020, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2020, the Company recognized bad debt expense of $35,435 associated with impaired accounts receivable. During the three months ended September 30, 2019, the Company recognized bad debt expense of $12,639 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three months ended September 30, 2020, the Company recognized $1.6 million of revenue that was included in the deferred balance as of June 30, 2020. During the year ended June 30, 2020, the Company recognized $9.1 million of revenue that was included in the deferred balance as of June 30, 2019.

NOTE 6 - BUSINESS COMBINATIONS

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to pay up to an additional USD $5.3 million (AUD $8.0 million).  The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $12.0 million).  The fair value of the contingent consideration arrangement at the acquisition date was $4,407,887. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo simulation were as follows: 8% present value discount factor and an underlying net income volatility of 35%. As of September 30, 2020, the estimated fair value of the contingent consideration is $4,533,529. The key assumptions in applying the Monte Carlo simulation as of September 30, 2020 were as follows: 7% present value discount factor and an underlying net income volatility of 30%. The values and useful lives of the acquired intangibles are as follows:

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

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2018.

Three Months Ended September 30,
2019
Revenue	$15,321,710
Net loss	$(5,469,078)

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended September 30, 2019 include the amortization of acquired intangibles of $81,297.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2020 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the three months ended September 30, 2020 and the year ended June 30, 2020, respectively.

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at September 30, 2020
Goodwill	$1,508,675	$—	$—	$59,034	$1,567,709

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2020
Goodwill	$—	$1,452,436	$—	$56,239	$1,508,675

Intangible assets consist of the following:

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at September 30, 2020
Trade name	$1,479,278	$—	$—	$(51,344)	$16,561	$1,444,495
Customer relationships	6,187,086	—	—	(90,102)	204,429	6,301,413
Non-compete	21,312	—	—	(4,201)	—	17,111
GI customer list	57,310	—	—	(1,791)	—	55,519
Supply agreement	926,507	—	—	(18,908)	—	907,599
Grower relationships	1,542,393	—	—	(26,351)	—	1,516,042
Intellectual property	25,415,665	—	—	(342,704)	—	25,072,961
In process research and development	380,000	—	—	—	—	380,000
License agreement	2,300,059	—	—	(42,375)	90,199	2,347,883
Internal use software	474,448	—	—	(16,944)	—	457,504
	$38,784,058	$—	$—	$(594,720)	$311,189	$38,500,527

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2020
Trade name	$1,205,346	$402,215	$—	$(139,999)	$11,716	$1,479,278
Customer relationships	1,055,747	5,143,084	—	(202,197)	190,452	6,187,086
Non-compete	30,267	—	—	(8,955)	—	21,312
GI customer list	64,475	—	—	(7,165)	—	57,310
Supply agreement	1,002,154	—	—	(75,647)	—	926,507
Grower relationships	1,647,800	—	—	(105,407)	—	1,542,393
Intellectual property	26,786,468	—	—	(1,370,803)	—	25,415,665
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(135,295)	34,491	2,300,059
Internal use software	542,227	—	—	(67,779)	—	474,448
	$32,714,484	$7,946,162	$—	$(2,113,247)	$236,659	$38,784,058

Amortization expense totaled $594,720 and $480,955 for the three months ended September 30, 2020 and 2019, respectively. Estimated aggregate remaining amortization is as follows:

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$1,668,968	$2,172,509	$2,093,331	$2,072,871	$2,057,872	$28,434,976

Acquisition of Wheat Assets

On August 15, 2019, the Company entered into several agreements to effectuate the purchase of a wheat breeding program in Australia, or Wheat Acquisition, from Dow.  In the transaction, the Company acquired:

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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30, 2020	June 30, 2020
Land and improvements	$2,171,917	$2,157,663
Buildings and improvements	10,063,266	10,014,879
Machinery and equipment	13,735,559	13,550,413
Vehicles	2,120,718	2,087,634
Leasehold Improvements	552,810	552,810
Construction in progress	94,700	71,316
Total property, plant and equipment	28,738,970	28,434,715
Less: accumulated depreciation	(8,678,502)	(7,940,403)
Property, plant and equipment, net	$20,060,468	$20,494,312

Depreciation expense totaled $691,483 and $524,093 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	September 30, 2020	June 30, 2020
Working capital lines of credit
CIBC	$13,000,000	$11,205,664
National Australia Bank Limited	18,550,495	16,437,600
Debt issuance costs	(643,087)	(660,000)
Total working capital lines of credit, net	$30,907,408	$26,983,264
Current portion of long-term debt
Finance lease	$804,097	$809,632
Debt issuance costs	(7,400)	$(8,154)
Term Loan - National Australia Bank Limited	355,850	342,450
Machinery & equipment loans - National Australia Bank Limited	262,869	272,997
Vehicle loans - Toyota Finance	173,152	200,779
Secured real estate note - Conterra	210,216	202,374
Debt issuance costs	(39,556)	(39,556)
Total current portion, net	1,759,228	1,780,522
Long-term debt, less current portion
Finance lease	1,458,994	1,642,975
Debt issuance costs	(5,358)	(6,923)
Term Loan - National Australia Bank Limited	3,202,650	3,082,050
Machinery & equipment loans - National Australia Bank Limited	355,215	396,404
Vehicle loans - Toyota Finance	277,742	313,470
Secured real estate note - Conterra	8,849,779	8,956,885
Debt issuance costs	(46,149)	(56,038)
Total long-term portion, net	14,092,873	14,328,823
Total debt, net	$15,852,101	$16,109,345

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

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020.  As amended, the Loan Agreement provides for a $25.0 million revolving credit facility, with an inventory sublimit of $12.5 million and an availability reserve of $7.5 million, which will further increase by $500 thousand on the last day of each month commencing November 1, 2020 until the total availability reserve reaches $10 million.

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

•

Loans may be based on (i) a Base Rate plus 1.0% per annum or (ii) LIBOR Rate plus 3.0% per annum, with a 1.0% LIBOR floor (both as defined in the Loan Agreement), generally at the Company’s option. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

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

Pursuant to the September 2020 amendment to the Loan Agreement, CIBC agreed to suspend the Company’s financial covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021. Following the fiscal quarter ending March 31, 2021, the Company must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00. Commencing with the quarter ending September 30, 2020, through and including December 31, 2020, the amendment also provides that the Company must comply with a financial covenant requiring us to maintain year-to-date EBITDA (as calculated in the Loan

Agreement) of no less than negative $6.0 million tested quarterly (this covenant will not apply for periods after December 31, 2020). As of September 30, 2020, the Company was in compliance with all CIBC debt covenants.

As of September 30, 2020, there was approximately $9.8 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note and a secured equipment note to Conterra.  The secured equipment note was repaid in full on August 2018.  The terms of the secured real estate note are as follows:

•

The secured real estate note was issued in the principal amount of $10.4 million, bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company entered into an amendment to extend the note’s maturity date to November 30, 2022, and revise the amounts payable under the note.  Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the note in whole or in part at any time.

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

Australian Facilities

At September 30, 2020, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to maximum of AUD $15,000,000 (USD $10,675,500) and cross-guaranteed by S&W Australia and Pasture Genetics.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $35,086,474 (USD $24,971,043) of credit as of September 30, 2020, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,423,400 at September 30, 2020) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $18,504,200 at September 30, 2020). The seasonal credit facility expires on March 31, 2022. As of September 30, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of September 30, 2020, AUD $26,065,048 (USD $18,550,495) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $5.0 million (USD $3,558,500 at September 30, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,423,400) at September 30, 2020.  As of September 30, 2020, AUD $781,989 (USD $556,541) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of September 30, 2020, AUD $86,474 (USD $61,543) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at September 30, 2020.

In addition, Pasture Genetics finances certain vehicle purchases with TOYOTA Finance.  This facility has various maturity dates through 2023 and have interest rates ranging from 4.04% to 5.83%.  As of September 30, 2020, AUD $633,545 (USD $450,894) was outstanding under TOYOTA Finance facility.

Pasture Genetics was in compliance with all debt covenants under the debt facilities with TOYOTA at September 30, 2020.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2021	$1,494,703
2022	1,758,939
2023	9,953,317
2024	580,407
2025	383,949
Thereafter	1,779,250
Total	$15,950,565

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $4,578,138 at September 30, 2020, and their maturities range from October 2020 to January 2021.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $31,850 at September 30, 2020 and foreign currency contract liabilities totaled $35,218 at June 30, 2020. The Company recorded a gain on foreign exchange contracts of $4,746 for the three months ended September 30, 2020 and a loss on foreign exchange contracts of $43,863 for the three months ended September 30, 2019, which are both reflected in cost of revenue.

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

NOTE 12 - EQUITY-BASED COMPENSATION

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

In December 2018 and January 2019, the Company's Board of Directors and stockholders, respectively approved the 2019 Equity Incentive Plan, or the 2019 Plan, as a successor to and continuation of the 2009 Plan. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan will not exceed 4,243,790 shares, which is the sum of (i) 2,750,000 new shares, plus (ii) 350,343 shares that remained available for grant under the 2009 Plan as of January 16, 2019, plus (iii) 1,143,447 shares subject to outstanding stock awards granted under the 2009 Plan.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

September 30,
	2020	2019
Risk free rate	N/A	N/A
Dividend yield	N/A	N/A
Volatility	N/A	N/A
Average forfeiture assumptions	N/A	N/A

During the three months ended September 30, 2020 and 2019, the Company did not grant options to its directors, certain members of the executive management team and other employees.

A summary of stock option activity for the three months ended September 30, 2020 and the year ended June 30, 2020 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	1,122,752	$3.55	8.0	$34,135
Granted	1,899,934	2.36	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(146,792)	4.12	—	—
Outstanding at June 30, 2020	2,875,894	2.74	8.6	22,409
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at September 30, 2020	2,865,634	2.72	8.4	281,031
Options vested and exercisable at September 30, 2020	1,266,428	3.10	7.6	—
Options vested and expected to vest as of September 30, 2020	2,857,995	$2.72	8.4	$280,028

There were no options granted for the three months ended September 30, 2020. At September 30, 2020, the Company had $1,138,517 of unrecognized stock compensation expense, net of estimated forfeitures, which will be recognized over the weighted average remaining service period of 1.9 years. The Company settles employee stock option exercises with newly issued shares of common stock.

There were no restricted stock units granted during the three months ended September 30, 2020 and 2019.

The Company recorded $160,882 and $78,823 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2020 and 2019, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2019	157,204	$2.69	1.4
Granted	417,933	2.25	2.8
Vested	(177,010)	2.45	—
Forfeited	(1,324)	2.83	—
Nonvested restricted units outstanding at June 30, 2020	396,803	2.33	1.6
Granted	—	—	—
Vested	(25,616)	2.59	—
Forfeited	—	—	—
Nonvested restricted units outstanding at September 30, 2020	371,187	$2.32	1.4

At September 30, 2020, the Company had $537,266 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.4 years.

At September 30, 2020, there were 842,399 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2020 and 2019, totaled $320,409 and $158,837, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,
	2020	2019
Purchases of equipment classified as finance lease	$(20,834)	$(41,795)

NOTE 14 - PAYCHECK PROTECTION PROGRAM

In response to the COVID-19 pandemic, the Payment Protection Program, or PPP, was established under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act and administered by the SBA. Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

In April 2020, the Company received a loan of $1,958,600 under the PPP provided by CIBC. The loan bears interest at 1.0%, with principal and interest payments deferred for the first six months of the loan.  After that, the loan and interest would be paid back over a period of 18 months, if the loan is not forgiven under the terms of the PPP.

When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of the PPP, and therefore considered the loan to be substantively a conditional government grant.  The Company has performed initial calculations for PPP loan forgiveness, and expects that the PPP loan will be forgiven in full because 1) the Company has, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

As such, the Company has decided that the PPP loan should be accounted for as a government grant.  As US GAAP does not contain guidance on the accounting for government grants, the Company is following the guidance in International Accounting Standards, or IAS, 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” As discussed above, the Company believes there is reasonable assurance it will meet the terms of forgiveness.  Under IAS 20, government grants are recognized in income as required activities are undertaken.  As the Company believes that it completed the required activities by utilizing PPP proceeds for payroll and other qualified expenditures prior to June 30, 2020, it has recognized PPP grant income for the full amount of the PPP loan, $1,958,600, and no liability for the PPP loan is reflected in the consolidated balance sheet as of September 30, 2020 or June 30, 2020.

The Company plans to submit the PPP loan forgiveness application in the near term.  Although the Company believes it is probable that the PPP loan will be forgiven, the Company’s actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, particularly in Part I, Item 1A, “Risk Factors”.

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

•

Our 2014 acquisition of alfalfa production and research facility assets and conventional (non-GMO) alfalfa germplasm from Pioneer Hi-Bred International, Inc., or Pioneer, now a subsidiary of Corteva Agriscience, Inc., which we jointly refer to as Corteva, which substantially broadened and improved our dormant alfalfa germplasm portfolio and deepened our production, research and product development capabilities;

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

In 2019, we restructured our relationship with Corteva, under which, among other things:

o

We received $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, $5.55 million in February 2020 and $3.75 million in September 2020 and are entitled to receive an aggregate of $4.6 million in additional payments on the dates and in the amounts as set forth below.

Date	Payment Amount
January 15, 2021	$2,500,618
February 15, 2021	$2,100,519
Total:	$4,601,137

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

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva, and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2021 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $19.7 million and $37.6 million during the year ended June 30, 2020 and 2019) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $15 million from Corteva over the fiscal 2021 combined periods as the seed is delivered to Corteva through February 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

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

The mix of our product offerings will continue to change over time with the introduction of new seed varieties and hybrids resulting from our robust research and development efforts, including our potential expansion into gene-edited products in future periods, and our strategic acquisitions.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. However, some of this fluctuation is offset by having operations in both the northern and southern hemispheres.

Our stevia breeding program has yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various means to monetize the results of our effort to breed new, better-tasting stevia varieties. Such potential opportunities include possible licensing agreements and royalty-based agreements.

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

Other (Income) Expense

Other expense consists primarily of foreign currency gains and losses, change in contingent consideration obligation, changes in the estimated fair value of assets held for sale and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Conterra Agricultural Capital, LLC, or Conterra.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2020 was $13.9 million compared to $12.3 million for the three months ended September 30, 2019. The $1.6 million increase in revenue for the three months ended September 30, 2020 was primarily due to the Pasture Genetics business acquired in February 2020, partially offset by a decrease in product revenue from Pioneer. During the three months ended September 30, 2020 we recorded sales of $1.6 million to Pioneer, which was a decrease of $1.7 million from recorded sales of $3.3 million for the three months ended September 30, 2019.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended September 30, 2020 was $12.2 million compared to Core Revenue for the three months ended September 30, 2019 of $9.0 million, representing an increase of $3.2 million or 36%.  Due to the revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business. The increase in Core Revenue for the three months ended September 30, 2020 can be attributed to $2.6 million from recently acquired Pasture Genetics operations as well as an increase in alfalfa revenues in the MENA region.

Sales into international markets represented 61% and 46% of our total revenue during the three months ended September 30, 2020 and 2019, respectively. Domestic revenue accounted for 39% and 54% of our total revenue for the three months ended September 30, 2020 and 2019, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the timing of product shipments to Pioneer/Corteva.

The following table shows revenue from external sources by destination country:

	Three Months Ended September
	2020		2019
United States	$5,361,777	39%	$6,665,581	54%
Australia	2,782,464	20%	765,978	6%
Saudi Arabia	1,198,909	9%	160,185	1%
Mexico	1,136,090	8%	1,030,792	9%
South Africa	664,075	5%	114,448	1%
Peru	499,034	4%	77,625	1%
Sudan	484,700	3%	823,148	7%
Egypt	394,200	3%	120	0%
Pakistan	305,090	2%	778,929	6%
Libya	225,000	2%	629,980	5%
Other	804,047	5%	1,225,672	10%
Total	$13,855,386	100%	$12,272,458	100%

Cost of revenue of $12.1 million for the three months ended September 30, 2020 was equal to 87.1% of total revenue for the three months ended September 30, 2020, while the cost of revenue of $9.2 million for the three months ended September 30, 2019 was equal to 75.0% of total revenue for the three months ended September 30, 2019. Cost of revenue for the three months ended September 30, 2020 and 2019 included inventory write-downs of $0.9 million and $0.3 million, respectively. The write-down of inventory during the three months ended September 30, 2020 related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

Gross profit margin for the three months ended September 30, 2020 was 12.9% compared to 25.0% in the three months ended September 30, 2019. The decrease in gross margin for the three months ended September 30, 2020 is primarily driven by the increase in inventory write-downs, coupled with strategic lower margin alfalfa sales completed to gain market share in certain regions and low margin sales to clear excess alfalfa seed.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended September 30, 2020 totaled $4.7 million compared to $4.6 million for the three months ended September 30, 2019. The $0.1 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.8 million from our newly acquired Pasture Genetics operations offset by various other cost reductions. As a percentage of revenue, SG&A expenses were 33.8% for the three months ended September 30, 2020, compared to 37.3% for the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 totaled $2.0 million compared to $1.6 million for the three months ended September 30, 2019. The $0.4 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred due to our additional investment in wheat and hybrid sunflower and sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020 was $1.4 million compared to $1.1 million for the three months ended September 30, 2019. Included in these amounts was amortization expense for intangible assets, which totaled $0.6 million for the three months ended September 30, 2020 and $0.5 million for the three months ended September 30, 2019. The $0.3 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by

$0.2 million of expense associated with our February 2020 acquisition of Pasture Genetics and $0.1 million of additional expenses following the Dow Wheat Acquisition in August 2019.

Foreign Currency Loss

We recorded a foreign currency loss of $0.1 million for the three months ended September 30, 2020 compared to a loss of $0.1 million for the three months ended September 30, 2019. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Estimated Value of Assets Held for Sale

We recorded $0 and $0.1 million of expenses for the three months ended September 30, 2020 and September 30, 2019, respectively. The expense in first fiscal quarter of prior year relates to our estimated change in value of certain properties held for sale.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.1 million charge to non-cash change in contingent consideration obligation for the quarter ended September 30, 2020 represents the increase in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2020 was $0.1 million compared to $0.2 million for the three months ended September 30, 2019. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended September 30, 2020 totaled $0.6 million compared to $0.4 million for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered into in November 2017, and equipment capital leases. Interest expense for the three months ended September 30, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment capital leases. The $0.2 million increase in interest expense for the three months ended September 30, 2020 was primarily driven by higher interest resulting from increased levels of borrowings on the working capital credit facilities.

Provision for Income Taxes

Income tax expense totaled $1,833 for the three months ended September 30, 2020 compared to income tax expense of $1,231 for the three months ended September 30, 2019. Our effective tax rate was 0.0% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate was consistent period over period.  Our effective tax rate for the three months ended September 30, 2020 was 0.0% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.    Our effective tax rate is driven by minimal state taxes.

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

In recent periods, we have consummated the following financings:

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

•

Loans may be based on (i) a Base Rate plus 1.0% per annum or (ii) LIBOR Rate plus 3.0% per annum (both as defined in the Loan Agreement), with a 1.0% LIBOR floor, generally at our option. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

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

Pursuant to the September 2020 amendment to the Loan Agreement, CIBC agreed to suspend our covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021. Following the fiscal quarter ending March 31, 2021, we must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00. Commencing with the quarter ending September 30, 2020, through and including December 31, 2020, the amendment provides that we must comply with a financial covenant requiring us to maintain year-to-date EBITDA (as calculated in the Loan Agreement) of no less than negative $6.0 million, tested quarterly. This covenant will not apply for periods after December 31, 2020. We were in compliance with all covenants at September 30, 2020.

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

Australian Facilities

At September 30, 2020, S&W Australia has debt facilities with NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,675,500) and cross-guaranteed by S&W Australia and Pasture Genetics.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB. The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $35,086,474 (USD $24,971,043) of credit as of September 30, 2020, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,423,400 at September 30, 2020) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $18,504,200 at September 30, 2020). The seasonal credit facility expires on March 31, 2022. As of September 30, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of

September 30, 2020, AUD $26,065,048 (USD $18,550,495) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $5.0 million (USD $3,558,500 at September 30, 2020). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,423,400) at September 30, 2020.  As of September 30, 2020, AUD $781,989 (USD $556,541) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of September 30, 2020, AUD $86,474 (USD $61,543) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at September 30, 2020.

In addition, Pasture Genetics finances certain vehicle purchases with TOYOTA Finance.  This facility has various maturity dates through 2023 and have interest rates ranging from 4.04% to 5.83%.  As of September 30, 2020, AUD $633,545 (USD $450,894) was outstanding under TOYOTA Finance facility.

Pasture Genetics was in compliance with all debt covenants under the debt facility with TOYOTA at September 30, 2020.

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

We plan to submit the PPP loan forgiveness application in the near term.  Although we believe it is probable that the PPP loan will be forgiven, we cannot guarantee that the PPP loan will be forgiven. Our actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities	$(3,471,983)	$2,143,949
Cash flows from investing activities	(119,525)	(3,429,094)
Cash flows from financing activities	2,697,613	(839,849)
Effect of exchange rate changes on cash	300,795	(239,815)
Net increase (decrease) in cash and cash equivalents	(593,100)	(2,364,809)
Cash and cash equivalents, beginning of period	4,123,094	3,431,802
Cash and cash equivalents, end of period	$3,529,994	$1,066,993

Operating Activities

For the three months ended September 30, 2020, operating activities used $3.5 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $4.4 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $0.9 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable of $4.0 million and deferred revenue of $2.1 million, partially offset by increases in inventory of $3.1 million and accounts receivable of $1.0 million.

For the three months ended September 30, 2019, operating activities provided $2.1 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $3.1 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $5.3 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable of $7.3 million and deferred revenue of $2.7 million, partially offset by increases in inventory of $3.3 million and accounts receivable of $1.0 million.

Investing Activities

Investing activities during the three months ended September 30, 2020 used $0.1 million in cash. We had additions to property, plant and equipment of $0.1 million consisting primarily of machinery and equipment purchases for our facility in New Deal, Texas and additions to our global IT infrastructure project.

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

Financing Activities

Financing activities during the three months ended September 30, 2020 provided $2.7 million in cash. During the three months ended September 30, 2020, we had net borrowings on the working capital lines of credit of $3.2 million and net repayments of long-term debt of $0.4 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2020.

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

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  We adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, we perform our annual or interim goodwill impairment test by comparing the fair value of our one reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The goodwill balance at September and June 30, 2020 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2020.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-

based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

During the three months ended September 30, 2020, we recognized a write-down of inventory in the amount of $0.9 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the three months ended September 30, 2020 related to certain inventory lots that deteriorated in quality or germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, or the “Evaluation Date”. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

10.1(5)	First Amendment to Loan and Security Agreement by and among the Registrant, Seen Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020.

10.2	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 19, 2011 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed on September 23, 2020 (File No. 001-34719).
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

S&W SEED COMPANY

Date: November 12, 2020	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)