Form 10-Q
period 2020-12-31
S&W Seed Co
filed 2021-02-11
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended December 31, 2020

or

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

The number of shares outstanding of common stock of the registrant as of February 10, 2021 was 35,079,345.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2020	June 30, 2020
CURRENT ASSETS
Cash and cash equivalents	$2,926,079	$4,123,094
Accounts receivable, net	12,906,291	19,023,098
Inventories, net	71,990,869	63,882,938
Prepaid expenses and other current assets	1,981,651	1,374,677
Assets held for sale	949,954	—
TOTAL CURRENT ASSETS	90,754,844	88,403,807
Property, plant and equipment, net	18,357,931	20,494,312
Intangibles, net	38,584,801	38,784,058
Goodwill	1,701,196	1,508,675
Other assets	6,688,936	6,764,781
TOTAL ASSETS	$156,087,708	$155,955,633
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,790,765	$8,045,694
Deferred revenue	6,893,665	6,171,904
Accrued expenses and other current liabilities	7,575,410	9,618,892
Lines of credit, net	35,507,071	26,983,264
Current portion of long-term debt, net	1,656,565	1,780,522
TOTAL CURRENT LIABILITIES	65,423,476	52,600,276
Long-term debt, net, less current portion	13,753,716	14,328,823
Contingent consideration obligation	5,258,591	4,263,503
Other non-current liabilities	3,143,234	3,427,054
TOTAL LIABILITIES	87,579,017	74,619,656
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,189,660 issued and 34,164,660 outstanding at December 31, 2020; 33,457,861 issued and 33,432,861 outstanding at June 30, 2020;	34,190	33,458
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	140,028,674	137,809,540
Accumulated deficit	(65,780,154)	(50,140,942)
Accumulated other comprehensive loss	(5,577,458)	(6,111,424)
Noncontrolling interests	(62,365)	(120,459)
TOTAL STOCKHOLDERS' EQUITY	68,508,691	81,335,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,087,708	$155,955,633

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenue	$15,051,331	$12,353,100	$28,906,717	$24,625,557
Cost of revenue	13,013,171	10,160,727	25,087,625	19,360,313
Gross profit	2,038,160	2,192,373	3,819,092	5,265,244
Operating expenses
Selling, general and administrative expenses	5,920,286	5,119,598	10,605,030	9,767,924
Research and development expenses	2,109,303	1,671,873	4,125,989	3,260,064
Depreciation and amortization	1,411,890	1,346,004	2,789,978	2,410,802
Gain on disposal of property, plant and equipment	(41,068)	(1,500)	(42,068)	(13,075)
Total operating expenses	9,400,411	8,135,975	17,478,929	15,425,715
Loss from operations	(7,362,251)	(5,943,602)	(13,659,837)	(10,160,471)
Other expense
Foreign currency gain	(203,770)	(112,363)	(104,553)	(14,176)
Change in estimated value of assets held for sale	—	7,238	—	92,931
Change in contingent consideration obligation	330,699	—	435,519	—
Loss on extinguishment of debt	—	140,638	—	140,638
Interest expense - amortization of debt discount	257,523	111,810	367,660	297,712
Interest expense	606,059	501,781	1,178,342	938,279
Loss before income taxes	(8,352,762)	(6,592,706)	(15,536,805)	(11,615,855)
Provision for income taxes	42,480	23,290	44,312	24,520
Net loss	$(8,395,242)	$(6,615,996)	$(15,581,117)	$(11,640,375)
Net income (loss) attributed to noncontrolling interests	71,210	48,861	58,095	(50,028)
Net loss attributable to S&W Seed Company	$(8,466,452)	$(6,664,857)	$(15,639,212)	$(11,590,347)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.25)	$(0.20)	$(0.47)	$(0.35)
Diluted	$(0.25)	$(0.20)	$(0.47)	$(0.35)
Weighted average number of common shares outstanding:
Basic	33,547,868	33,301,578	33,498,952	33,294,344
Diluted	33,547,868	33,301,578	33,498,952	33,294,344

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(8,395,242)	$(6,615,996)	$(15,581,117)	$(11,640,375)
Foreign currency translation adjustment, net of income taxes	257,128	189,570	533,966	(54,495)
Comprehensive loss	$(8,138,114)	$(6,426,426)	$(15,047,151)	$(11,694,870)
Comprehensive income (loss) attributable to noncontrolling interests	71,210	48,861	58,095	(50,028)
Comprehensive loss attributable to S&W Seed Company	$(8,209,324)	$(6,475,287)	$(15,105,246)	$(11,644,842)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2019	—	—	33,309,453	$33,309	(25,000)	$(134,196)	$136,903,468	$(35,392,108)	(146,574)	$(6,382,532)	$94,881,367
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	309,767	—	—	—	309,767
Net issuance to settle RSUs	—	—	20,113	20	—	—	(8,959)	—	—	—	(8,939)
Other comprehensive income	—	—	—	—	—	—	—	—	—	189,570	189,570
Net income (loss)	—	—	—	—	—	—	—	(6,664,857)	48,861	—	(6,615,996)
Balance, December 31, 2019	—	$—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	$(97,713)	$(6,192,962)	$88,755,769

Balance, September 30, 2020	—	$—	33,475,569	$33,476	(25,000)	$(134,196)	$138,112,664	$(57,313,702)	$(133,575)	$(5,834,586)	$74,730,081
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	561,216	—	—	—	561,216
Net issuance to settle RSUs	—	—	214,773	215	—	—	(30,633)	—	—	—	(30,418)
Proceeds from sale of common stock, net of fees and expenses	—	—	499,318	499	—	—	1,385,427	—	—	—	1,385,926
Other comprehensive income	—	—	—	—	—	—	—	—	—	257,128	257,128
Net income (loss)	—	—	—	—	—	—	—	(8,466,452)	71,210	—	(8,395,242)
Balance, December 31, 2020	—	$—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	$(62,365)	$(5,577,458)	$68,508,691

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2019	—	—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	468,604	—	—	—	468,604
Net issuance to settle RSUs	—	—	26,348	26	—	—	(16,203)	—	—	—	(16,177)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(54,495)	(54,495)
Net loss	—	—	—	—	—	—	—	(11,590,347)	(50,028)	—	(11,640,375)
Balance, December 31, 2019	—	$—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	$(97,713)	$(6,192,962)	$88,755,769

Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	881,625	—	—	—	881,625
Net issuance to settle RSUs	—	—	232,481	232	—	—	(47,918)	—	—	—	(47,686)
Proceeds from sale of common stock, net of fees and expenses	—	—	499,318	499	—	—	1,385,427	—	—	—	1,385,926
Other comprehensive income	—	—	—	—	—	—	—	—	—	533,966	533,966
Net income (loss)	—	—	—	—	—	—	—	(15,639,212)	58,095	—	(15,581,117)
Balance, December 31, 2020	—	$—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	$(62,365)	$(5,577,458)	$68,508,691

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,581,117)	$(11,640,375)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	881,625	468,604
Change in allowance for doubtful accounts	(32,180)	(36,018)
Inventory write-down	945,748	818,099
Depreciation and amortization	2,789,978	2,410,802
(Gain) loss on disposal of property, plant and equipment	(42,068)	(13,075)
Change in foreign exchange contracts	(489,504)	(73,677)
Change in contingent consideration obligation	435,519	—
Change in estimated value of assets held for sale	—	92,931
Loss on debt extinguishment	—	140,638
Amortization of debt discount	367,660	297,712
Changes in:
Accounts receivable	6,881,355	3,169,182
Unbilled accounts receivable	(106,412)	(524,511)
Inventories	(6,939,539)	(5,193,721)
Prepaid expenses and other current assets	(28,889)	16,829
Other non-current asset	53,188	31,935
Accounts payable	5,004,596	6,643,907
Deferred revenue	721,595	1,066,964
Accrued expenses and other current liabilities	(2,507,353)	(943,890)
Other non-current liabilities	(241,281)	(218,475)
Net cash used in operating activities	(7,887,079)	(3,486,139)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(346,980)	(1,447,549)
Proceeds from disposal of property, plant and equipment	629,449	20,075
Proceeds from sale of assets held for sale	—	1,757,069
Acquisition of wheat assets	—	(2,633,000)
Net cash provided by (used in) investing activities	282,469	(2,303,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	1,385,926	—
Taxes paid related to net share settlements of stock-based compensation awards	(47,686)	(16,177)
Borrowings and repayments on lines of credit, net	6,045,840	6,648,102
Borrowings of long-term debt	—	258,721
Debt issuance costs	(92,727)	(879,655)
Repayments of long-term debt	(1,462,798)	(1,147,447)
Net cash provided by financing activities	5,828,555	4,863,544
EFFECT OF EXCHANGE RATE CHANGES ON CASH	579,040	(152,730)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,197,015)	(1,078,730)
CASH AND CASH EQUIVALENTS, beginning of the period	$4,123,094	3,431,802
CASH AND CASH EQUIVALENTS, end of period	$2,926,079	$2,353,072
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,328,818	$825,121
Income taxes	105,699	76,878

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

As part of the Company’s 2018 acquisition of all the assets of Chromatin, Inc., the Company acquired 51.0% of Sorghum Solutions South Africa.

On February 24, 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics Ltd., or Pasture Genetics, from Pasture Genetics’ sole shareholder.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company owns seed cleaning and processing facilities, which are located in Nampa, Idaho, Dumas, Texas, New Deal, Texas, Keith, South Australia and Penfield, South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.5 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of December 31, 2020. We have recorded a combined $1.3 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingent consideration obligations, contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets, goodwill as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows. The COVID-19 pandemic and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 29% and 27% of its revenue for the three months ended December 31, 2020 and 2019, respectively. One customer accounted for 21% and 41% of its revenue for the six months ended December 31, 2020 and 2019, respectively.

Two customers accounted for 24% of the Company’s accounts receivable at December 31, 2020. One customer accounted for 21% of the Company’s accounts receivable at June 30, 2020.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 55% and 51% of revenue during the three months ended December 31, 2020 and 2019, respectively. Sales to international markets represented 58% and 48% of revenue during the six months ended December 31, 2020 and 2019, respectively. The net book value of fixed assets located outside the United States was 17% and 17% of total fixed assets at December 31, 2020 and June 30, 2020, respectively. Cash balances located outside of the United States may not be insured and totaled $344,244 and $1,690,748 at December 31, 2020 and June 30, 2020, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
United States	$6,738,493	45%	$6,098,755	49%	$12,100,270	42%	$12,803,301	52%
Australia	2,059,429	14%	527,063	4%	4,841,892	17%	1,293,514	5%
Saudi Arabia	860,282	6%	2,095,140	17%	2,059,192	7%	2,285,140	9%
Mexico	652,766	4%	787,624	6%	1,788,856	6%	1,818,416	7%
Pakistan	1,292,105	9%	464,537	4%	1,597,195	6%	1,243,467	5%
Argentina	1,183,752	8%	137,405	1%	1,183,667	4%	137,405	1%
South Africa	312,819	2%	343,997	3%	976,894	3%	458,444	2%
Peru	136,635	1%	—	0%	635,669	2%	65,534	0%
Sudan	—	0%	—	0%	484,645	2%	823,128	3%
China	480,626	3%	213,168	2%	480,626	2%	379,270	2%
Other	1,334,424	8%	1,685,411	14%	2,757,811	9%	3,317,938	14%
Total	$15,051,331	100%	$12,353,100	100%	$28,906,717	100%	$24,625,557	100%

Covid-19 Pandemic

In addition to the foregoing, the Company is monitoring closely the impact of the COVID-19 pandemic on its business, including its results of operations and financial condition, and has implemented measures designed to protect the health and safety of its employees while continuing its operations.

In particular, the Company’s sales cycle is highly seasonal, and the majority of its sales season activities for the United States and Australia are typically concentrated between March and June of each year. The Company’s sales efforts also have historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures. As a result, the Company has shifted its sales activities to video conferencing and similar customer interaction models and continues to evaluate its sales approach, but the Company has found these alternative approaches to generally be less effective than in-person sales efforts.

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

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its ongoing impact on the Company’s operations.

The Company’s loan and security agreement with CIBC contains various operating and financial covenants (See Note 9). The COVID-19 pandemic creates risk in the Company’s ability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the loan and security agreement with CIBC requires the Company to comply with a minimum fixed charge coverage ratio, tested on a trailing twelve month basis, and permits the Company to include capital raised, within 30 days after the end of any fiscal quarter, as a component of adjusted EBITDA (as defined in the agreement) for purposes of complying with this covenant. If the Company is unable to generate sufficient adjusted EBITDA to meet this covenant, the Company may need to raise additional equity prior to April 30, 2021 to maintain compliance as of March 31, 2021.  To date, the Company has raised approximately $1.5 million in equity prior to December 31, 2020 and an additional $3.3 million in equity from January 1, 2021 through February 10, 2021. There can be no assurance that the Company will be successful in raising additional capital. If the Company is unable to raise sufficient additional capital, it may need to reduce the scope of its operations or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $145,787 and $1,366,220 at December 31, 2020 and June 30, 2020, respectively.

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

The Company’s subsidiary, S&W Australia, does not fix the final price for seed payable to its alfalfa seed growers until the completion of a given year’s sales cycle pursuant to its standard contract production agreement. S&W Australia records an estimated unit price; accordingly, inventory, cost of revenue and gross profits are based upon management’s best estimate of the final purchase price to growers.

Inventory is periodically reviewed to determine if it is marketable, obsolete, or impaired. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Inventory quality is a function of germination percentage.  Our experience has shown that our alfalfa seed quality tends to be stable under proper storage conditions; therefore, we do not view inventory obsolescence for alfalfa seed as a material concern.  Hybrid crops (sorghum and sunflower) seed quality may be affected by warehouse storage pests such as insects and rodents.  The Company maintains a strict pest control program to mitigate risk and maximize hybrid seed quality.

Components of inventory are:

	December 31, 2020	June 30, 2020
Raw materials and supplies	$2,787,435	$1,227,185
Work in progress	14,487,896	4,395,503
Finished goods	54,715,538	58,260,250
	$71,990,869	$63,882,938

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at December 31, 2020 and June 30, 2020, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months or six months ended December 31, 2020 or December 31, 2019.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2020 and December 31, 2019 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to S&W Seed Company	$(8,466,452)	$(6,664,857)	$(15,639,212)	$(11,590,347)
Numerator for basis EPS	(8,466,452)	(6,664,857)	(15,639,212)	(11,590,347)
Effect of dilutive securities:
Warrants	—	—	—	—
	—	—	—	—
Numerator for diluted EPS	$(8,466,452)	$(6,664,857)	$(15,639,212)	$(11,590,347)
Denominator:
Denominator for basic EPS-weighted- average shares	33,547,868	33,301,578	33,498,952	33,294,344
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,547,868	33,301,578	33,498,952	33,294,344
Basic EPS	$(0.25)	$(0.20)	$(0.47)	$(0.35)
Diluted EPS	$(0.25)	$(0.20)	$(0.47)	$(0.35)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three and six months ended December 31, 2020 and 2019.

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

The assets acquired and liabilities assumed in the PG Acquisition (see Note 6) were valued at fair value on a non-recurring basis as of February 24, 2020.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$—	$471,537	$—
Contingent consideration obligations	$—	$—	$5,258,591
Total	$—	$471,537	$5,258,591

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$35,218	$—
Contingent consideration obligations	$—	$—	$4,263,503
Total	$—	$35,218	$4,263,503

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and six months ended December 31, 2020. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	December 31, 2020
Assets:
Right of use assets - operating leases	Other assets	$3,853,401

Right of use assets - finance leases	Other assets	2,043,455
Accumulated amortization - finance leases	Other assets	(626,179)
Right of use assets - finance leases, net	Other assets	1,417,276
Total lease assets		$5,270,677

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	960,942
Current lease liabilities	Accrued expenses and other current liabilities	1,219,734
Long-term debt, net	Long-term debt, net	1,596,962
Long-term lease liabilities	Other long-term liabilities	2,944,922
Total lease liabilities		$6,722,560

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Operating lease cost	Cost of revenue	$80,293	$159,596
Operating lease cost	Selling, general and administrative expenses	199,235	410,905
Operating lease cost	Research and development expenses	52,074	104,225
Finance lease cost	Depreciation and amortization	231,650	441,956
Total lease costs		$563,252	$1,116,682

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$852,952	$571,026
2022	1,278,708	1,071,355
2023	843,253	944,209
2024	762,232	261,194
2025	405,339	29,314
After 2025	513,016	—
Total lease payments	4,655,500	2,877,098
Less: Interest	(490,844)	(319,194)
Present value of lease liabilities	$4,164,656	$2,557,904

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2020:

Operating lease remaining lease term	4.3 years
Operating lease discount rate	4.44%
Finance lease remaining lease term	2.6 years
Finance lease discount rate	5.51%
Cash paid for operating leases	$532,510
Cash paid for finance leases	$548,957

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

The remaining amounts will be recognized as revenue as the seed is delivered to Corteva through March 2021.  The amount allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Pioneer product sales	$4,069,433	$3,144,106	$5,699,955	$6,407,122
Other product sales	10,408,743	8,908,371	22,271,496	17,536,548
Services	573,155	300,623	935,266	681,887
	$15,051,331	$12,353,100	$28,906,717	$24,625,557

Pioneer Product Sales

In the three and six months ended December 31, 2020, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Services

Revenue from milling, conditioning, treating and packaging services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three and six months ended December 31, 2020, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended December 31, 2020, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $67,614.  During the six months ended December 31, 2020, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $32,180.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three and six months ended December 31, 2020, the Company recognized $5.7 million of revenue that was included in the deferred balance as of June 30, 2020. During the year ended June 30, 2020, the Company recognized $9.1 million of revenue that was included in the deferred balance as of June 30, 2019.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of February 24, 2020:

	February 24, 2020 (as reported)	Measurement Period Adjustments	February 24, 2020 (as adjusted)
Cash and cash equivalents	$25,027	$—	$25,027
Accounts receivable	3,406,169	94,749	3,500,918
Inventories	6,145,876	(74,473)	6,071,403
Prepaid expenses and other current assets	191,536	13,625	205,161
Property, plant and equipment	993,525	—	993,525
Right of use assets	—	365,033	365,033
Trade names	428,590	(26,375)	402,215
Customer relationships	4,351,840	791,244	5,143,084
Goodwill	2,555,175	(1,102,739)	1,452,436
Accounts payable	(4,254,043)	219,932	(4,034,111)
Current liabilities	(1,452,984)	159,865	(1,293,119)
Vehicle loans	(544,608)	-	(544,608)
Finance leases assumed	-	(365,033)	(365,033)
Other noncurrent liabilities	(16,399)	-	(16,399)
Total acquisition cost allocated	$11,829,704	$75,828	$(11,905,532)

The acquisition-date fair value of the consideration transferred consisted of the following:

	February 24, 2020 (as reported)	Measurement Period Adjustments	February 24, 2020 (as adjusted)
Cash paid at closing	$7,497,645	$—	$7,497,645
Contingent earn-out	4,332,059	75,828	4,407,887
Total purchase price	$11,829,704	$75,828	$11,905,532

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to pay up to an additional USD $5.3 million (AUD $8.0 million).  The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $12.0 million).  The fair value of the contingent consideration arrangement at the acquisition date was $4,407,887. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. As of December 31, 2020, the estimated fair value of the contingent consideration is $5,258,591. The key assumptions in applying the Monte Carlo simulation as of December 31, 2020 were as follows: 8% present value discount factor and an underlying net income volatility of 30%. The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Trade names	5	$402,215
Customer relationships	20	5,143,084
Total identifiable intangible assets		$5,545,299

The Company incurred acquisitions costs of $476,454  during the year ended June 30, 2020 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Pasture Genetics acquisition are included in our consolidated financial statements from the date of acquisition through December 31, 2020.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2019.

Six Months Ended
December 31, 2019
Revenue	$29,948,224
Net loss	$(12,092,329)

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended December 31, 2019 include the amortization of acquired intangibles of $163,853.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436, as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2020 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the six months ended December 31, 2020 and the year ended June 30, 2020, respectively.

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at December 31, 2020
Goodwill	$1,508,675	$—	$—	$192,521	$1,701,196

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2020
Goodwill	$—	$1,452,436	$—	$56,239	$1,508,675

Intangible assets consist of the following:

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at December 31, 2020
Trade name	$1,479,278	$—	$—	$(102,269)	$47,857	$1,424,866
Customer relationships	6,187,086	—	—	(184,005)	658,986	6,662,067
Non-compete	21,312	—	—	(8,402)	—	12,910
GI customer list	57,310	—	—	(3,582)	—	53,728
Supply agreement	926,507	—	—	(37,817)	—	888,690
Grower relationships	1,542,393	—	—	(52,702)	—	1,489,691
Intellectual property	25,415,665	—	—	(685,408)	—	24,730,257
In process research and development	380,000	—	—	—	—	380,000
License agreement	2,300,059	—	—	(85,714)	287,688	2,502,033
Internal use software	474,448	—	—	(33,889)	—	440,559
	$38,784,058	$—	$—	$(1,193,788)	$994,531	$38,584,801

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2020
Trade name	$1,205,346	$402,215	$—	$(139,999)	$11,716	$1,479,278
Customer relationships	1,055,747	5,143,084	—	(202,197)	190,452	6,187,086
Non-compete	30,267	—	—	(8,955)	—	21,312
GI customer list	64,475	—	—	(7,165)	—	57,310
Distribution agreement	1,002,154	—	—	(75,647)	—	926,507
Grower relationships	1,647,800	—	—	(105,407)	—	1,542,393
Intellectual property	26,786,468	—	—	(1,370,803)	—	25,415,665
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(135,295)	34,491	2,300,059
Internal use software	542,227	—	—	(67,779)	—	474,448
	$32,714,484	$7,946,162	$—	$(2,113,247)	$236,659	$38,784,058

Amortization expense totaled $599,068 and $531,373 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense totaled $1,193,788 and $1,012,328 for the six months ended December 31, 2020 and 2019, respectively.

Estimated aggregate remaining amortization is as follows:

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$1,404,762	$2,355,237	$2,277,497	$2,254,962	$2,242,563	$28,049,780

Acquisition of Wheat Assets

On August 15, 2019, the Company entered into several agreements to effectuate the purchase of a wheat breeding program in Australia, from Dow AgroScience, or the Dow Wheat Acquisition.  In the transaction, the Company acquired:

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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31, 2020	June 30, 2020
Land and improvements	$2,309,495	$2,157,663
Buildings and improvements	8,073,677	10,014,879
Machinery and equipment	13,445,932	13,550,413
Vehicles	1,263,976	2,087,634
Leasehold improvements	552,810	552,810
Construction in progress	48,653	71,316
Total property, plant and equipment	25,694,543	28,434,715
Less: accumulated depreciation	(7,336,612)	(7,940,403)
Property, plant and equipment, net	$18,357,931	$20,494,312

Depreciation expense totaled $646,187 and $733,073 for the three months ended December 31, 2020 and 2019, respectively. Depreciation expense totaled $1,337,670 and $1,257,166 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	December 31, 2020	June 30, 2020
Working capital lines of credit
CIBC	$15,403,491	$11,205,664
National Australia Bank Limited	20,585,532	16,437,600
Debt issuance costs	(481,952)	(660,000)
Total working capital lines of credit, net	$35,507,071	$26,983,264
Current portion of long-term debt
Finance lease	$960,942	$809,632
Debt issuance costs	(6,636)	$(8,154)
Term loan - National Australia Bank Limited	386,150	342,450
Machinery & equipment loans - National Australia Bank Limited	145,449	272,997
Vehicle loans - Toyota Finance	—	200,779
Secured real estate note - Conterra	210,216	202,374
Debt issuance costs	(39,556)	(39,556)
Total current portion, net	1,656,565	1,780,522
Long-term debt, less current portion
Finance lease	1,596,962	1,642,975
Debt issuance costs	(3,990)	(6,923)
Term loan - National Australia Bank Limited	3,089,200	3,082,050
Machinery & equipment loans - National Australia Bank Limited	258,025	396,404
Vehicle loans - Toyota Finance	—	313,470
Secured real estate note - Conterra	8,849,779	8,956,885
Debt issuance costs	(36,260)	(56,038)
Total long-term portion, net	13,753,716	14,328,823
Total debt, net	$15,410,281	$16,109,345

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

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020 and December 30, 2020.  As amended, the Loan Agreement provides for a $25.0 million revolving credit facility, with an inventory sublimit of $12.5 million and an availability reserve of $7.5 million, which will further increase by $500 thousand on the last day of each month commencing November 1, 2020 until the total availability reserve reaches $10 million:

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

Pursuant to the September 2020 amendment to the Loan Agreement, CIBC agreed to suspend the Company’s financial covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021. Following the fiscal quarter ending March 31, 2021, the Company must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00. Pursuant to the December 2020 amendment to the Loan Agreement, CIBC agreed to reduce the Company’s required minimum year-to-date EBITDA (as calculated in the Loan Agreement, as amended) to no less than negative $8.5 million for the six months ended December 31, 2020. This covenant will not apply for periods after December 31, 2020.

As of December 31, 2020, the Company was in compliance with all CIBC debt covenants.

As of December 31, 2020, there was approximately $7.7 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC ("Conterra") for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note and a secured equipment note to Conterra. The secured equipment note was repaid in full on August 2018.  The terms of the secured real estate note are as follows:

•

The secured real estate note was issued in the principal amount of $10.4 million, bears interest of 7.75 % per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company signed an amendment to the Note that extended the maturity date to November 30, 2022, and revise the amounts payable under the note. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time.

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

Australian Facilities

At December 31, 2020, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,584,500).

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $34,534,804 (USD $26,671,230) of credit as of December 31, 2020, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,544,600 at December 31, 2020) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $20,079,800 at December 31, 2020). The seasonal credit facility expires on March 31, 2022. As of December 31, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of December 31, 2020, AUD $26,654,838 (USD $20,585,532) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4.5 million (USD $3,475,350 at December 31, 2020). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,544,600) at December 31, 2020.  As of December 31, 2020, AUD $487,626 (USD $376,595) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of December 31, 2020, AUD $34,804 (USD $26,879) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at December 31, 2020.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2021	$668,691
2022	1,656,950
2023	10,083,340
2024	711,712
2025	2,376,030
Thereafter	—
Total	$15,496,723

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $7,523,520 at December 31, 2020, with maturities ranging from January to April 2021.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $471,537 at December 31, 2020 and foreign currency contract liabilities totaled $35,218 at June 30, 2020. The Company recorded a gain on foreign exchange contracts of $484,758 and $117,540, which is reflected in cost of revenue for the three months ended December 31, 2020 and 2019, respectively. The Company recorded a gain on foreign exchange contracts of $489,504 and a gain of $73,677, which is reflected in cost of revenue for the six months ended December 31, 2020 and 2019, respectively.

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

In December 2018 and January 2019, the Company's Board of Directors and stockholders, respectively, approved the 2019 Equity Incentive Plan, or the 2019 Plan, as a successor to and continuation of the 2009 Plan. In October 2020 and December 2020, the Company’s Board of Directors and stockholders approved, respectively, the amendment to the 2019 Plan to increase the number of shares available for issues as grants and awards by 4,000,000 shares. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan, as amended, will not exceed 8,243,790 shares, which is the sum of (i) 4,000,000 new shares, (ii) 2,750,000 additional shares that were reserved as of the effective date of the 2019 Plan, (iii) 350,343 shares (the number of unallocated shares that were available for grant under the 2009 Plan as of January 16, 2019, the effective date of the 2019 Plan), plus (iv) 1,143,447 shares, which is the number of shares subject to outstanding stock awards granted under the 2009 Plan that on or after the effective date of the 2019 Plan may expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to us, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	December 31,
	2020	2019
Risk free rate	0.2% - 0.3%	1.5% - 1.6%
Dividend yield	0%	0%
Volatility	52.1%	39.4% - 44.2%
Average forfeiture assumptions	2.3%	2.7%

During the six months ended December 31, 2020, the Company granted options to purchase 976,924 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.41 - $2.48 per share. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2020 and the year ended June 30, 2020 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	1,122,752	$3.55	8.0	$34,135
Granted	1,899,934	2.36	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(146,792)	4.12	—	—
Outstanding at June 30, 2020	2,875,894	2.74	8.6	22,409
Granted	976,924	2.41	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	—	—	—	—
Outstanding at December 31, 2020	3,852,818	2.64	8.4	1,663,104
Options vested and exercisable at December 31, 2020	1,494,907	3.00	7.2	447,975
Options vested and expected to vest as of December 31, 2020	3,832,098	$2.64	8.4	$1,657,609

The weighted average grant date fair value of options granted and outstanding at December 31, 2020 was $1.00. At December 31, 2020, the Company had $1,851,818 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 2.2 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the six months ended December 31, 2020, the Company issued 281,206  restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the six months ended December 31, 2020 and 2019 totaled $714,368 and $513,380, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $454,904 and $193,329 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2020 and 2019, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2019	157,204	$2.69	1.4
Granted	417,933	2.25	2.8
Vested	(177,010)	2.45	—
Forfeited	(1,324)	2.83	—
Nonvested restricted units outstanding at June 30, 2020	396,803	2.33	1.6
Granted	281,206	2.54	2.8
Vested	(255,397)	2.27	—
Forfeited	—	—	—
Nonvested restricted units outstanding at December 31, 2020	422,612	$2.51	1.6

At December 31, 2020, the Company had $951,621 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.6 years.

At December 31, 2020, there were 3,596,959 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2020 and 2019, totaled $561,216 and $309,767, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2020 and 2019, totaled $881,625 and $468,604, respectively.

NOTE 13 – EQUITY

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the 2020 ATM Agreement. For the three months ended December 31, 2020, the Company received gross proceeds of approximately $1.5 million from the sale of 499,318 shares of its common stock pursuant to the ATM Agreement. As of December 31, 2020, the Company had $12.5 million remaining under the ATM Agreement.

In December 2020, the Company’s shareholders approved the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2020 and 2019, respectively.

	Six Months Ended December 31,
	2020	2019
Purchases of equipment classified as finance lease	$(454,146)	$(396,680)

NOTE 15 – PAYCHECK PROTECTION PROGRAM

In response to the COVID-19 pandemic, the Payment Protection Program, or PPP, was established under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act and administered by the U.S. Small Business Administration, or SBA. Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

In April 2020, the Company received a loan of $1,958,600 under the PPP provided by CIBC. The loan bears interest at 1.0%, with principal and interest payments deferred for the first six months of the loan.  After that, the loan and interest would be paid back over a period of 18 months, if the loan is not forgiven under the terms of the PPP.

When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of the PPP, and therefore considered the loan to be substantively a conditional government grant.  The Company has performed calculations for PPP loan forgiveness, and expects that the PPP loan will be forgiven in full because 1) the Company has, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

As such, the Company has decided that the PPP loan should be accounted for as a government grant.  As US GAAP does not contain guidance on the accounting for government grants, the Company is following the guidance in International Accounting Standards, or IAS, 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” As discussed above, the Company believes there is reasonable assurance it will meet the terms of forgiveness.  Under IAS 20, government grants are recognized in income as required activities are undertaken.  As the Company believes that it completed the required activities by utilizing PPP proceeds for payroll and other qualified expenditures prior to June 30, 2020, it has recognized PPP grant income for the full amount of the PPP loan, $1,958,600, and no liability for the PPP loan is reflected in the consolidated balance sheet as of December 31, 2020 or June 30, 2020.

In December 2020 the Company submitted an application to have the PPP loan forgiven. Although the Company believes it is probable that the PPP loan will be forgiven, the Company’s actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

NOTE 16 - SUBSEQUENT EVENTS

In January 2021, the Company completed the sale of the production facility located in Five Points, California. These assets were recorded as Assets Held for Sale on the consolidated balance sheet at December 31, 2020.   The Company received gross proceeds of $2,250,000 from the sale and used $1,773,735 of the proceeds to pay-down the Secured Real Estate Note and $309,524 to pay-down the finance lease with American AgCredit.

From January 1, 2021 through February 10, 2021, the Company received gross proceeds of approximately $3.3 million from the sale of 893,967 shares of its common stock pursuant to the ATM Agreement.

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

In 2019, we restructured our relationship with Corteva, under which, among other things:

•

We received $45.0 million in May 2019, $5.55 million in September 2019, $5.55 million in January 2020, $5.55 million in February 2020, $3.75 million in September 2020, $2.5 million in January 2021 and are entitled to receive an aggregate of $2.1 million in February 2021.

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

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva, and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2021 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $19.7 million and $37.6 million during the year ended June 30, 2020 and 2019) to a more diverse product mix. We expect to generate alfalfa seed revenue of approximately $15 million from Corteva over the fiscal 2021 combined periods as the seed is delivered to Corteva through March 2021.  We do not expect any other significant revenue from sales to Corteva in the future.

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

In particular, our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June of each year. Our sales efforts also have historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in our target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, we shifted our sales activities to video conferencing and similar customer interaction models and we continue to evaluate our sales approach, but we have found these alternative approaches to generally be less effective than in-person sales efforts.

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

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. In the fourth quarter of fiscal year 2017, we recorded a valuation allowance against all our deferred tax assets. The full valuation allowance was recorded during the fiscal year 2017 because of changes to our operating results and future projections, resulting from a decline in export sales to Saudi Arabia. As a result, we do not believe that it is more likely than not that our deferred tax assets will be realized.

Results of Operations

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2020 was $15.1 million compared to $12.4 million for the three months ended December 31, 2019. The $2.7 million increase in revenue for the three months ended December 31, 2020 was primarily due to the Pasture Genetics business acquired in February 2020 along with an increase in product revenue from Pioneer. During the three months ended December 31, 2020 we recorded sales of $4.1 million to Pioneer, which was an increase of $1.0 million from recorded sales of $3.1 million for the three months ended December 31, 2019.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended December 31, 2020 was $11.0 million compared to Core Revenue for the three months ended December 31, 2019 of $9.2 million, representing an increase of $1.8 million or 20%.  Due to the revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business. The increase in Core Revenue for the three months ended December 31, 2020 can be attributed to $1.8 million from the recently acquired Pasture Genetics operations.

Sales into international markets represented 55% and 51% of our total revenue during the three months ended December 31, 2020 and 2019, respectively. Domestic revenue accounted for 45% and 49% of our total revenue for the three months ended December 31, 2020 and 2019, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the Pasture Genetics operation which was acquired in February 2020.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,
	2020		2019
United States	$6,738,493	45%	$6,098,755	49%
Australia	2,059,429	14%	527,063	4%
Saudi Arabia	860,282	6%	2,095,140	17%
Mexico	652,766	4%	787,624	6%
Pakistan	1,292,105	9%	464,537	4%
Argentina	1,183,752	8%	137,405	1%
South Africa	312,819	2%	343,997	3%
Peru	136,635	1%	—	0%
Sudan	—	0%	—	0%
China	480,626	3%	213,168	2%
Other	1,334,424	8%	1,685,411	14%
Total	$15,051,331	100%	$12,353,100	100%

Cost of revenue of $13.0 million for the three months ended December 31, 2020 was equal to 86.5% of total revenue for the three months ended December 31, 2020, while the cost of revenue of $10.2 million for the three months ended December 31, 2019 was equal to 82.3% of total revenue for the three months ended December 31, 2019. Cost of revenue for the three months ended December 31, 2020 and 2019 included inventory write-downs of $37,251 and $0.5 million, respectively. The write-down of inventory during the three months ended December 31, 2020 and 2019 related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

Gross profit margin for the three months ended December 31, 2020 was 13.5% compared to 17.7% in the three months ended December 31, 2019. The decrease in gross margin for the three months ended December 31, 2020 is primarily driven by strategic lower margin alfalfa sales completed to gain market share in certain regions and low margin sales to clear excess alfalfa seed.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended December 31, 2020 totaled $5.9 million compared to $5.1 million for the three months ended December 31, 2019. The $0.8 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.7 million in from our newly acquired Pasture Genetics operations offset by various other cost reductions. As a percentage of revenue, SG&A expenses were 39.3% for the three months ended December 31, 2020, compared to 41.1% for the three months ended December 31, 2019.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2020 totaled $2.1 million compared to $1.7 million for the three months ended December 31, 2019. The $0.4 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in due to our additional investment in wheat, hybrid sunflower and sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2020 was $1.4 million compared to $1.3 million for the three months ended December 31, 2019. Included in these amounts was amortization expense for intangible assets, which totaled $0.6 million for the three months ended December 31, 2020 and $0.5 million for the three months ended December 31, 2019. The $0.1 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.1 million of expense associated with our February 2020 acquisition of Pasture Genetics.

Foreign Currency Gain

We recorded a foreign currency gain of $0.2 million for the three months ended December 31, 2020 compared to a gain of $0.1 million for the three months ended December 31, 2019. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.3 million charge to non-cash change in contingent consideration obligation for the quarter ended December 31, 2020 represents the increase in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2020 was $0.3 million compared to $0.1 million for the three months ended December 31, 2019. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment finance leases.

Interest Expense

Interest expense for the three months ended December 31, 2020 totaled $0.6 million compared to $0.5 million for the three months ended December 31, 2019. Interest expense for the three months ended December 31, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered in November 2017, and equipment finance leases. Interest expense for the three months ended December 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered in November 2017, and equipment finance leases. The $0.1 million increase in interest expense for the three months ended December 31, 2020 was primarily driven by higher interest resulting from increased levels of borrowing on the working capital credit facilities.

Provision for Income Taxes

Income tax expense totaled $42,480 for the three months ended December 31, 2020 compared to income tax expense of $23,290 for the three months ended December 31, 2019. Our effective tax rate was 0.5% for the three months ended December 31, 2020 compared to 0.4% for the three months ended December 31, 2019. Our effective tax rate for the three months ended December 31, 2020 was 0.5% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. Our effective tax rate for the quarter is driven by minor state taxes, as well as the expense from the projected income from our South African operations over worldwide projected pre-tax book losses for the year.

Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2020 was $28.9 million compared to $24.6 million for the six months ended December 31, 2019. The $4.3 million increase in revenue for the six months ended December 31, 2020 was primarily due to the Pasture Genetics business acquired in February 2020, partially offset by a decrease in revenue received from Pioneer. During the six months ended December 31, 2020 we recorded sales of $5.7 million to Pioneer, which was a decrease of $0.7 million from recorded sales of $6.4 million for the six months ended December 31, 2019.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the six months ended December 31, 2020 was $23.2 million compared to Core Revenue for the six months ended December 31, 2019 of $18.2 million, representing an increase of $5.0 million or 27.5%. Due to revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business.  The increase in Core Revenue for the six months ended December 31, 2020 can be attributed to $4.3 million from recently acquired Pasture Genetics operations as well as an increase in alfalfa revenues in Argentina.

Sales into international markets represented 58% and 48% of our total revenue during the six months ended December 31, 2020 and 2019, respectively. Domestic revenue accounted for 42% and 52% of our total revenue for the six months ended December 31, 2020 and 2019, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to Pasture Genetics acquisition in February 2020 that increased sales in Australia.

The following table shows revenue from external sources by destination country:

	Six Months Ended December 31,
	2020		2019
United States	$12,100,270	42%	$12,803,301	52%
Australia	4,841,892	17%	1,293,514	5%
Saudi Arabia	2,059,192	7%	2,285,140	9%
Mexico	1,788,856	6%	1,818,416	7%
Pakistan	1,597,195	6%	1,243,467	5%
Argentina	1,183,667	4%	137,405	1%
South Africa	976,894	3%	458,444	2%
Peru	635,669	2%	65,534	0%
Sudan	484,645	2%	823,128	3%
China	480,626	2%	379,270	2%
Other	2,757,811	9%	3,317,938	14%
Total	$28,906,717	100%	$24,625,557	100%

Cost of revenue of $25.1 million for the six months ended December 31, 2020 was equal to 86.8% of total revenue for the six months ended December 31, 2020, while the cost of revenue of $19.4 million for the six months ended December 31, 2019 was equal to 78.6% of total revenue for the six months ended December 31, 2019. Cost of revenue for the six months ended December 31, 2020 and 2019 included inventory write-downs of $0.9 million and $0.8 million, respectively. The write-down of inventory during the six months ended December 31, 2020 related to certain inventory lots that deteriorated in quality and germination rates during the period.

Total gross profit margin for the six months ended December 31, 2020 was 13.2% compared to 21.4% in the six months ended December 31, 2019. The decrease in gross profit margins was primarily due to strategic lower margin alfalfa sales completed to gain market share in certain regions and low margin sales to clear excess alfalfa seed.

Selling, General and Administrative Expenses

SG&A expense for the six months ended December 31, 2020 totaled $10.6 million compared to $9.8 million for the six months ended December 31, 2019. The $0.8 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $1.5 million from our newly acquired Pasture Genetics operations offset by various other cost reductions. As a percentage of revenue, SG&A expenses were 36.7% for the six months ended December 31, 2020, compared to 39.7% for the six months ended December 31, 2019.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2020 totaled $4.1 million compared to $3.3 million for the six months ended December 31, 2019. The $0.8 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred due to our additional investment in wheat, hybrid sunflower and sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2020 was $2.8 million compared to $2.4 million for the six months ended December 31, 2019. Included in these amounts was amortization expense for intangible assets, which totaled $1.2 million for the six months ended December 31, 2020 and $1.0 million for the six months ended December 31, 2019. The $0.4 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.3 million of expense associated with our February 2020 acquisition of Pasture Genetics and $0.1 million of additional expense following our August 2019 acquisition of a wheat breeding program in Australia from Dow AgroScience, or the Dow Wheat Acquisition.

Foreign Currency Gain

We recorded a foreign currency gain of $104,553 for the six months ended December 31, 2020 compared to a gain of $14,176 for the six months ended December 31, 2019. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.4 million charge to non-cash change in contingent consideration obligation for the six months ended December 31, 2020 represents the increase in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2020 was $0.4 million compared to $0.3 million for the six months ended December 31, 2019. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment finance leases.

Interest Expense

Interest expense for the six months ended December 31, 2020 totaled $1.2 million compared to $0.9 million for the six months ended December 31, 2019. Interest expense for the six months ended December 31, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered into in November 2017, and equipment finance leases. Interest expense for the six months ended December 31, 2019 primarily consisted of interest incurred on the working capital credit facilities with KeyBank and NAB, the secured property loan entered into in November 2017, and equipment finance leases. The $0.3 million increase in interest expense for the six months ended December 31, 2020 was primarily driven by higher interest resulting from increased levels of borrowings on the working capital credit facilities.

Provision for Income Taxes

Income tax expense totaled $44,312 for the six months ended December 31, 2020 compared to income tax expense of $24,520 for the six months ended December 31, 2019. Our effective tax rate was 0.3% for the six months ended December 31, 2020 compared to 0.2% for the six months ended December 31, 2019. Our effective tax rate for the six months ended December 31, 2019 was 0.3% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  Our effective tax rate is driven by minimal state taxes.

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

In recent periods, we have consummated the following equity and debt financings:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020 and December 30, 2020.  As amended, the Loan Agreement provides for a $25.0 million credit facility, or the CIBC Credit Facility.  The key terms of the amended Loan Agreement include the following:

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

Pursuant to the September 2020 amendment to the Loan Agreement, CIBC agreed to suspend our covenant to maintain a fixed charge coverage ratio equal to or greater than 1.10 to 1.00 until the quarter ending March 31, 2021. Following the fiscal quarter ending March 31, 2021, we must maintain a fixed charge coverage equal to or greater than 1.15 to 1.00. Pursuant to the December 2020 amendment to the Loan Agreement, CIBC agreed to reduce our required minimum year-to-date EBITDA (as calculated in the Loan Agreement, as amended) of no less than negative $8.5 million for the six months ended December 31, 2020. This covenant will not apply for periods after December 31, 2020. We were in compliance with all covenants at December 31, 2020.

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

Australia Facilities

At December 31, 2020, S&W Australia has debt facilities with NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,584,500) and cross-guaranteed by S&W Australia and Pasture Genetics.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $34,534,804 (USD $26,671,230) of credit as of December 31, 2020, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,544,600 at December 31, 2020) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $20,079,800 at December 31, 2020). The seasonal credit facility expires on March 31, 2022. As of December 31, 2020, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.7% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2020, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of December 31, 2020, AUD $26,654,838 (USD $20,585,532) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4.5 million (USD $3,475,350 at December 31, 2020). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 3.47% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,544,600) at December 31, 2020.  As of December 31, 2020, AUD $487,626 (USD $376,594) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia has a Keith Machinery and Equipment Facility for the machinery and equipment used in the operations of the Keith building. The Keith Machinery and Equipment Facility bears interest, payable in arrears, based on the Australian Trade Refinance Rate quoted by NAB at the time of the drawdown, plus 2.9%. As of December 31, 2020, AUD $34,804 (USD $26,880) was outstanding under the Keith Machinery and Equipment Facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at December 31, 2020.

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

In December 2020, we submitted an application to have the PPP loan forgiven and expect to receive approval and forgiveness in the near term.  Although we believe it is probable that the PPP loan will be forgiven, we cannot guarantee that the PPP loan will be forgiven. Our actions and information must be evaluated by the lender and SBA before forgiveness is formally granted.

Equity Issuances

On September 23, 2020, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $14.0 million through B. Riley as our sales agent.  For the three months ended December 31, 2020, we received gross proceeds of approximately $1.5 million from the sale of 499,318 shares of its common stock pursuant to the ATM Agreement.

From January 1, 2021 through February 10, 2021, we received gross proceeds of approximately $3.3 million from the sale of 893,967 shares of our common stock pursuant to the ATM Agreement.

As of February 10, 2021, we had $9.2 million remaining available for sale under the ATM Agreement.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities	$(7,887,079)	$(3,486,139)
Cash flows from investing activities	282,469	(2,303,405)
Cash flows from financing activities	5,828,555	4,863,544
Effect of exchange rate changes on cash	579,040	(152,730)
Net increase (decrease) in cash and cash equivalents	(1,197,015)	(1,078,730)
Cash and cash equivalents, beginning of period	4,123,094	3,431,802
Cash and cash equivalents, end of period	$2,926,079	$2,353,072

Operating Activities

For the six months ended December 31, 2020, operating activities used $7.9 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $10.7 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $2.8 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $5.0 million, a decrease in accounts receivable of $6.9 million, partially offset by an increase in inventory of $6.9 million and decrease in accrued expenses and other current liabilities of $2.5 million.

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

Investing Activities

Investing activities during the six months ended December 31, 2020 provided $0.3 million in cash. Proceeds from the disposal of property, plant and equipment accounted for $0.6 million of the cash provided in investing activities. We also had additions to property, plant and equipment of $0.3 million.

Investing activities during the six months ended December 31, 2019 used $2.3 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities. We also had additions to property, plant and equipment of $1.4 million consisting primarily of equipment purchases for our facility in Keith, Australia and leasehold improvements to our new corporate headquarters in Longmont, Colorado, which were partially offset by $1.7 million of net proceeds from the sale of properties in Arlington, Wisconsin and Plainview, Texas.

Financing Activities

Financing activities during the six months ended December 31, 2020 provided $5.8 million in cash. During the six months ended December 31, 2020, we had net borrowings on the working capital lines of credit of $6.0 million, net proceeds from sale of common stock of $1.4 million and net repayments of long-term debt of $1.5 million.

Financing activities during the six months ended December 31, 2019 provided $4.9 million in cash. During the six months ended December 31, 2019, we had net borrowings on the working capital lines of credit of $6.6 million and net repayments of long-term debt of $1.1 million.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, including our revenue and income from continuing operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended December 31, 2020.

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

The goodwill balance at December and June 30, 2020 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2020.

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

Our subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year’s sales cycle pursuant to its standard contract production agreement. We record an estimated unit price accordingly, inventory, cost of revenue and gross profits are based upon management’s best estimate of the final purchase price to our S&W Australia growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings

During the six months ended December 31, 2020, we recognized a write-down of inventory in the amount of $0.9 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the six months ended December 31, 2020 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Registrant's Articles of Incorporation, as amended.

3.2(1)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(2)	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(3)	Form of Common Stock Certificate.

4.3(4)	Form of Common Stock Purchase Warrant.

10.1(5)	S&W Seed Company 2019 Equity Incentive Plan, as amended.

10.2	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 26, 2018 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(4)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 18, 2020 (File No. 001-34719).
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

S&W SEED COMPANY

Date: February 11, 2021	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)