Form 10-Q
period 2021-03-31
S&W Seed Co
filed 2021-05-13
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2021

or

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

The number of shares outstanding of common stock of the registrant as of May 12, 2021 was 36,727,027.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the effects of the COVID-19 pandemic on our business; any statements concerning projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•

the duration of the COVID-19 pandemic and the extent to which it continues to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

•	changes in demand for our seed products and stevia development program;
•

our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through strategic transactions) and our ability to successfully integrate acquisitions into our operations;

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2021	June 30, 2020
CURRENT ASSETS
Cash and cash equivalents	$3,364,511	$4,123,094
Accounts receivable, net	24,012,608	19,023,098
Inventories, net	65,989,304	63,882,938
Prepaid expenses and other current assets	1,204,298	1,374,677
TOTAL CURRENT ASSETS	94,570,721	88,403,807
Property, plant and equipment, net	18,140,972	20,494,312
Intangibles, net	37,864,866	38,784,058
Goodwill	1,677,186	1,508,675
Other assets	6,287,105	6,764,781
TOTAL ASSETS	$158,540,850	$155,955,633
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,583,749	$8,045,694
Deferred revenue	1,750,120	6,171,904
Accrued expenses and other current liabilities	8,017,590	9,618,892
Lines of credit, net	34,977,975	26,983,264
Current portion of long-term debt, net	1,546,453	1,780,522
TOTAL CURRENT LIABILITIES	68,875,887	52,600,276
Long-term debt, net, less current portion	11,587,981	14,328,823
Contingent consideration obligation	4,509,011	4,263,503
Other non-current liabilities	2,736,395	3,427,054
TOTAL LIABILITIES	87,709,274	74,619,656
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 35,291,280 issued and 35,266,280 outstanding at March 31, 2021; 33,457,861 issued and 33,432,861 outstanding at June 30, 2020;	35,291	33,458
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	144,162,671	137,809,540
Accumulated deficit	(67,627,446)	(50,140,942)
Accumulated other comprehensive loss	(5,540,583)	(6,111,424)
Noncontrolling interests	(64,161)	(120,459)
TOTAL STOCKHOLDERS' EQUITY	70,831,576	81,335,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,540,850	$155,955,633

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$32,376,697	$29,091,884	$61,283,414	$53,717,442
Cost of revenue	26,206,066	22,667,126	51,293,692	42,027,439
Gross profit	6,170,631	6,424,758	9,989,722	11,690,003
Operating expenses
Selling, general and administrative expenses	5,797,322	5,895,984	16,402,352	15,663,907
Research and development expenses	2,357,905	2,041,650	6,483,894	5,301,714
Depreciation and amortization	1,336,798	1,209,433	4,126,776	3,620,235
Gain on disposal of property, plant and equipment	(1,311,346)	(7,719)	(1,353,415)	(20,794)
Total operating expenses	8,180,679	9,139,348	25,659,607	24,565,062
Loss from operations	(2,010,048)	(2,714,590)	(15,669,885)	(12,875,059)
Other expense
Foreign currency loss (gain)	87,849	81,574	(16,704)	67,399
Change in estimated value of assets held for sale	—	—	—	92,931
Change in contingent consideration obligation	(683,611)	—	(248,092)	—
Loss on extinguishment of debt	—	—	—	140,638
Interest expense - amortization of debt discount	133,941	96,222	501,601	393,935
Interest expense	558,494	444,401	1,736,836	1,382,680
Loss before income taxes	(2,106,721)	(3,336,787)	(17,643,526)	(14,952,642)
Provision for income taxes	(257,633)	(7,296)	(213,320)	17,224
Net loss	$(1,849,088)	$(3,329,491)	$(17,430,206)	$(14,969,866)
Net income (loss) attributed to noncontrolling interests	(1,796)	(47,742)	56,298	(97,770)
Net loss attributable to S&W Seed Company	$(1,847,292)	$(3,281,749)	$(17,486,504)	$(14,872,096)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.05)	$(0.10)	$(0.51)	$(0.45)
Diluted	$(0.05)	$(0.10)	$(0.51)	$(0.45)
Weighted average number of common shares outstanding:
Basic	34,945,476	33,385,376	33,976,517	33,323,239
Diluted	34,945,476	33,385,376	33,976,517	33,323,239

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net loss	$(1,849,088)	$(3,329,491)	$(17,430,206)	$(14,969,866)
Foreign currency translation adjustment, net of income taxes	36,875	(486,500)	570,841	(540,995)
Comprehensive loss	$(1,812,213)	$(3,815,991)	$(16,859,365)	$(15,510,861)
Comprehensive income (loss) attributable to noncontrolling interests	(1,796)	(47,742)	56,298	(97,770)
Comprehensive loss attributable to S&W Seed Company	$(1,810,417)	$(3,768,249)	$(16,915,663)	$(15,413,091)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2019	—	—	33,329,566	$33,329	(25,000)	$(134,196)	$137,204,276	$(42,056,965)	(97,713)	$(6,192,962)	$88,755,769
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	325,587	—	—	—	325,587
Net issuance to settle RSUs	—	—	93,453	94	—	—	(49,396)	—	—	—	(49,302)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(486,500)	(486,500)
Net loss	—	—	—	—	—	—	—	(3,281,749)	(47,742)	—	(3,329,491)
Balance, March 31, 2020	—	$—	33,423,019	$33,423	(25,000)	$(134,196)	$137,480,467	$(45,338,714)	$(145,455)	$(6,679,462)	$85,216,063

Balance, December 31, 2020	—	$—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	$(62,365)	$(5,577,458)	$68,508,691
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	421,814	—	—	—	421,814
Net issuance to settle RSUs	—	—	20,718	21	—	—	(28,727)	—	—	—	(28,706)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,080,902	1,081	—	—	3,740,910	—	—	—	3,741,990
Other comprehensive income	—	—	—	—	—	—	—	—	—	36,875	36,875
Net loss	—	—	—	—	—	—	—	(1,847,292)	(1,796)	—	(1,849,088)
Balance, March 31, 2021	—	$—	35,291,280	$35,291	(25,000)	$(134,196)	$144,162,671	$(67,627,446)	$(64,161)	$(5,540,583)	$70,831,576

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2019	—	—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	794,191	—	—	—	794,191
Net issuance to settle RSUs	—	—	119,801	120	—	—	(65,599)	—	—	—	(65,479)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(540,995)	(540,995)
Net loss	—	—	—	—	—	—	—	(14,872,096)	(97,770)	—	(14,969,866)
Balance, March 31, 2020	—	$—	33,423,019	$33,423	(25,000)	$(134,196)	$137,480,467	$(45,338,714)	$(145,455)	$(6,679,462)	$85,216,063

Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	$—	—	—	1,303,439	—	—	—	$1,303,439
Net issuance to settle RSUs	—	—	253,199	$253	$—	$—	$(76,645)	—	—	—	$(76,392)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,580,220	$1,580	—	—	5,126,337	—	—	—	$5,127,917
Other comprehensive income	—	—	—	—	—	—	—	—	—	570,841	$570,841
Net income (loss)	—	—	—	—	—	—	—	(17,486,504)	56,298	—	$(17,430,206)
Balance, March 31, 2021	—	$—	35,291,280	$35,291	(25,000)	$(134,196)	$144,162,671	$(67,627,446)	$(64,161)	$(5,540,583)	$70,831,576

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,430,206)	$(14,969,866)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	1,303,439	794,191
Change in allowance for doubtful accounts	(234,270)	(126,449)
Inventory write-down	1,253,073	1,411,128
Depreciation and amortization	4,126,776	3,620,235
Gain on disposal of property, plant and equipment	(1,353,415)	(20,794)
Change in foreign exchange contracts	(94,123)	402,546
Change in contingent consideration obligation	(248,092)	—
Change in estimated value of assets held for sale	—	92,931
Loss on debt extinguishment	—	140,638
Amortization of debt discount	501,601	393,935
Changes in:
Accounts receivable	(3,934,992)	(3,375,709)
Inventories	(1,410,638)	3,562,145
Prepaid expenses and other current assets	475,607	(174,337)
Other non-current asset	53,924	(38,245)
Accounts payable	13,560,980	4,684,742
Deferred revenue	(4,425,381)	(634,962)
Accrued expenses and other current liabilities	(1,951,704)	430,788
Other non-current liabilities	(41,940)	(920,990)
Net cash used in operating activities	(9,849,361)	(4,728,073)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(772,531)	(1,760,905)
Proceeds from disposal of property, plant and equipment	643,194	27,855
Proceeds from sale of assets held for sale	2,229,352	1,757,069
Acquisition of germplasm	(8,499)	—
Acquisition of business, net of cash acquired	—	(7,497,645)
Acquisition of wheat assets	—	(2,633,000)
Net cash provided by (used in) investing activities	2,091,516	(10,106,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	5,127,917	—
Taxes paid related to net share settlements of stock-based compensation awards	(76,392)	(65,480)
Borrowings and repayments on lines of credit, net	5,744,377	19,553,150
Borrowings of long-term debt	152,200	3,684,597
Debt issuance costs	(93,670)	(970,461)
Repayments of long-term debt	(4,189,648)	(1,855,708)
Net cash provided by financing activities	6,664,784	20,346,098
EFFECT OF EXCHANGE RATE CHANGES ON CASH	334,478	(476,764)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(758,583)	5,034,635
CASH AND CASH EQUIVALENTS, beginning of the period	$4,123,094	3,431,802
CASH AND CASH EQUIVALENTS, end of period	$3,364,511	$8,466,437
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,160,742	$1,373,712
Income taxes	244,062	76,625

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

In April 2013, the Company, together with its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd, or S&W Holdings, consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation, or SGI, from SGI’s shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd, or S&W Australia.

In September 2018, the Company and AGT Foods Africa Proprietary Limited, or AGT, formed a venture based in South Africa named SeedVision Proprietary Limited, or SeedVision. SeedVision will leverage AGT's African-based production and processing facilities to produce S&W's hybrid sunflower, grain sorghum, and forage sorghum to be sold by SeedVision in the African continent, Middle East countries, and Europe.

As part of the Company’s 2018 acquisition of all the assets of Chromatin, Inc., the Company acquired 51.0% of Sorghum Solutions South Africa.

In February 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics Ltd., or Pasture Genetics, from Pasture Genetics’ sole shareholder.

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

The Company had a long-term distribution agreement with Pioneer Hi-Bred International, Inc., or Pioneer, now a subsidiary of Corteva Agriscience, Inc., which is jointly referred to as Corteva, regarding conventional (non-GMO) varieties, and a production agreement with Pioneer (relating to GMO-traited varieties). These agreements were terminated on May 20, 2019. See Note 4 for further discussion.

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

The Company’s operations span the world’s alfalfa seed production regions with operations in California (including the San Joaquin Valley and the Imperial Valley), Texas, five other U.S. states, Australia, and three provinces in Canada. The Company sells its seed products in more than 40 countries around the globe.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company's exercises control. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.5 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of March 31, 2021. We have recorded a combined $1.3 million of current assets (restricted) and $0.2 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2020.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2021. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report, as filed with the SEC.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 28% and 41% of its revenue for the three months ended March 31, 2021 and 2020, respectively. One customer accounted for 25% and 35% of its revenue for the nine months ended March 31, 2021 and 2020, respectively.

Two customers accounted for 16% of the Company’s accounts receivable at March 31, 2021. One customer accounted for 21% of the Company’s accounts receivable at June 30, 2020.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 52% and 38% of revenue during the three months ended March 31, 2021 and 2020, respectively. Sales to international markets represented 55% and 41% of revenue during the nine months ended March 31, 2021 and 2020, respectively. The net book value of fixed assets located outside the United States was 19% and 17% of total fixed assets at March 31, 2021 and June 30, 2020, respectively. Cash balances located outside of the United States may not be insured and totaled $605,267 and $1,690,748 at March 31, 2021 and June 30, 2020, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
United States	$15,672,861	48%	$17,971,919	62%	$27,773,152	45%	$31,606,370	59%
Australia	11,426,369	35%	6,657,668	23%	16,268,261	27%	7,720,707	14%
Saudi Arabia	324,000	1%	373,560	1%	2,383,192	4%	2,728,791	5%
Pakistan	444,353	1%	301,515	1%	2,041,548	3%	1,544,982	3%
South Africa	946,631	3%	482,414	2%	1,923,525	3%	1,101,243	2%
Mexico	70,000	0%	520,614	2%	1,858,856	3%	2,339,030	4%
China	1,366,381	4%	281,287	1%	1,847,007	3%	660,558	1%
Argentina	—	0%	220,372	1%	1,183,667	2%	357,777	1%
France	—	0%	863,511	3%	739,670	1%	898,885	2%
Libya	306,000	1%	152,980	1%	718,960	1%	782,940	1%
Other	1,820,102	7%	1,266,044	3%	4,545,576	8%	3,976,159	8%
Total	$32,376,697	100%	$29,091,884	100%	$61,283,414	100%	$53,717,442	100%

Covid-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including its results of operations and financial condition, and has implemented measures designed to protect the health and safety of its employees while continuing its operations.

The Company’s sales efforts historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures. As a result, the Company has shifted its sales activities to video conferencing and similar customer interaction models and continues to evaluate its sales approach, but the Company has found these alternative approaches to generally be less effective than in-person sales efforts. In particular, the Company’s sales cycle is highly seasonal, and the majority of its sales season activities for the United States and Australia are typically concentrated between March and June of each year.  If ongoing measures to protect against COVID-19 remain in effect throughout the 2021 sales season, the Company may experience similar negative impacts that it experienced during the 2020 sales season.

In addition, the Company’s product revenue is predicated on its ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in the Company’s distribution and supply channels. If the Company’s customers delay or decrease their orders due to potential disruptions in its distribution and supply channels, this would harm the Company’s product revenue.

During the three months ended March 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs. The Company expects these logistical challenges to persist for the remainder of fiscal 2021 and potentially into fiscal 2022.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its ongoing impact on the Company’s operations.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, contains various operating and financial covenants (See Note 9). The COVID-19 pandemic has increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the loan and security agreement with CIBC requires the Company to comply with a minimum fixed charge coverage ratio, tested on a trailing twelve month basis, and permits the Company to include capital raised, within 30 days after the end of any fiscal quarter, as a component of adjusted EBITDA (as defined in the agreement) for purposes of complying with this covenant. It also requires, in the event the Company’s forecasted liquidity is less than $4,000,000 in any 12-month forecast delivered to CIBC, that the Company raise equity in an amount equal to such deficiency at least 90 days prior to such forecasted liquidity shortfall. If the Company is unable to generate sufficient adjusted EBITDA or maintain sufficient liquidity to meet these covenants, the Company may need to raise additional equity.  Although the Company is currently in compliance with the CIBC loan agreement after giving effect to a May 12, 2021 amendment (See Note 9), there can be no assurance that the Company will be successful in raising additional capital or securing future amendments from CIBC. If the Company is unable to raise sufficient additional capital or secure future amendments, it may need to reduce the scope of its operations, repay amounts owing to CIBC or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $169,296 and $1,366,220 at March 31, 2021 and June 30, 2020, respectively.

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

Components of inventory are:

	March 31, 2021	June 30, 2020
Raw materials and supplies	$2,010,342	$1,227,185
Work in progress	14,423,980	4,395,503
Finished goods	49,554,982	58,260,250
	$65,989,304	$63,882,938

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 15 years for trade names, 15 years for license agreements and 18 years for other intangible assets.

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at March 31, 2021 and June 30, 2020, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months or nine months ended March 31, 2021 or March 31, 2020.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2021 and March 31, 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to S&W Seed Company	$(1,847,292)	$(3,281,749)	$(17,486,504)	$(14,872,096)
Numerator for basis EPS	(1,847,292)	(3,281,749)	(17,486,504)	(14,872,096)
Effect of dilutive securities:
Warrants	—	—	—	—
	—	—	—	—
Numerator for diluted EPS	$(1,847,292)	$(3,281,749)	$(17,486,504)	$(14,872,096)
Denominator:
Denominator for basic EPS-weighted- average shares	34,945,476	33,385,376	33,976,517	33,323,239
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	34,945,476	33,385,376	33,976,517	33,323,239
Basic EPS	$(0.05)	$(0.10)	$(0.51)	$(0.45)
Diluted EPS	$(0.05)	$(0.10)	$(0.51)	$(0.45)

The effects of employee stock options and stock units, and warrants are excluded because they would be anti-dilutive due to the Company’s net loss for the three and nine months ended March 31, 2021 and 2020.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$—	$75,281	$—
Contingent consideration obligations	$—	$—	$4,509,011
Total	$—	$75,281	$4,509,011

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$35,218	$—
Contingent consideration obligations	$—	$—	$4,263,503
Total	$—	$35,218	$4,263,503

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update, or ASU 2018-15 effective July 1, 2020. The Financial Accounting Standards Board, or FASB, issued authoritative guidance intended to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  The Company adopted the ASU prospectively for the annual period beginning July 1, 2020. The adoption of this ASU had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.

NOTE 3 - LEASES

S&W leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases.

Right-of-Use, or ROU, assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the net present value of the Company’s obligation to make payments arising from these leases. The lease liabilities are based on the present value of fixed lease payments over the lease term using the implicit lease interest rate or, when unknown, the Company's incremental borrowing rate on the lease commencement date or July 1, 2019 for leases that commenced prior to that date. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Operating lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less, or short-term leases, are not recorded on the accompanying consolidated balance sheet.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and nine months ended March 31, 2021. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	March 31, 2021
Assets:
Right of use assets - operating leases	Other assets	$3,562,681

Right of use assets - finance leases	Other assets	2,061,900
Accumulated amortization - finance leases	Other assets	(754,162)
Right of use assets - finance leases, net	Other assets	1,307,738
Total lease assets		$4,870,419

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	858,789
Current lease liabilities	Accrued expenses and other current liabilities	1,135,616
Long-term debt, net	Long-term debt, net	1,179,004
Long-term lease liabilities	Other long-term liabilities	2,576,166
Total lease liabilities		$5,749,575

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Operating lease cost	Cost of revenue	$76,694	$236,290
Operating lease cost	Selling, general and administrative expenses	189,950	600,855
Operating lease cost	Research and development expenses	49,274	153,949
Finance lease cost	Depreciation and amortization and interest	48,480	490,436
Total lease costs		$364,398	$1,481,530

Maturities of lease liabilities as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$322,924	$231,945
2022	1,274,799	935,974
2023	853,672	828,325
2024	774,730	239,280
2025	399,755	28,223
After 2025	508,940	—
Total lease payments	4,134,820	2,263,747
Less: Interest	(423,038)	(225,954)
Present value of lease liabilities	$3,711,782	$2,037,793

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2021:

Operating lease remaining lease term	4.3 years
Operating lease discount rate	4.39%
Finance lease remaining lease term	2.5 years
Finance lease discount rate	5.42%
Cash paid for operating leases	$780,260
Cash paid for finance leases	$851,653

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

On May 22, 2019, the Company and Pioneer terminated the production and distribution agreements.  As part of the termination, Pioneer’s parent company, Corteva, agreed to purchase from the Company certain quantities of seed held by the Company as of that date that Pioneer was not previously obligated to purchase.  Those quantities of seed were delivered to Corteva periodically through March 2021.

The Company does not expect to sell any other products to Pioneer or Corteva beyond those quantities of seed.

License Agreement with Corteva

Contemporaneously with the terminations discussed above, the Company entered into a license agreement with Corteva, or the Corteva license agreement, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties. The Company also assigned to Corteva grower production contract rights, and Corteva assumed grower production contract obligations, related to the licensed and certain other alfalfa varieties.  Corteva received no license to the Company's other commercial alfalfa varieties or pre-commercial alfalfa pipeline products and no rights to any future products developed by the Company.

Payments Due from Corteva and Pioneer

The Company received payments of $45.0 million in fiscal 2019, approximately $16.7 million in fiscal 2020 and $8.3 million in fiscal 2021 from Pioneer/Corteva, which totaled $70.0 million.  Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million was reported as licensing revenue in the consolidated statement of operations for the fiscal year ended June 30, 2019.

The remaining amounts were recognized as revenue as the seed was delivered to Corteva through March 2021. The amount of revenue allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments were allocated to the license using a residual method approach. The unbilled receivable is $0 as of March 31, 2021.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Pioneer product sales	$8,507,062	$11,203,883	$14,198,857	$17,611,005
Other product sales	22,987,351	16,857,379	45,267,007	34,368,929
Services	882,284	1,030,622	1,817,550	1,737,508
	$32,376,697	$29,091,884	$61,283,414	$53,717,442

Pioneer Product Sales

In the three and nine months ended March 31, 2021 and 2020, Pioneer product sales consisted of product shipments to Corteva under the termination agreement discussed in Note 4.

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

Revenue from research and development services is recognized over time as the services are performed. R&D services are generally paid for in advance. During the three and nine months ended March 31, 2021, R&D revenue relates to a single contract in which the customer may decide annually whether to continue the arrangement. Revenue is recognized straight-line over time, as services are expected to be provided roughly evenly throughout the year.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended March 31, 2021, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $202,090.  During the nine months ended March 31, 2021, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $234,270.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three and nine months ended March 31, 2021, the Company recognized $6.2 million of revenue that was included in the deferred balance as of June 30, 2020. During the year ended June 30, 2020, the Company recognized $9.1 million of revenue that was included in the deferred balance as of June 30, 2019.

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

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method and the multi-period excess earnings method. The contingent consideration requires the Company to pay up to an additional USD $5.3 million (AUD $8.0 million). The amount of any Earn-Out will be equal to the excess, if any, of (a) 7.5 multiplied by the average of an agreed-upon calculation of Pasture Genetics’ earnings over fiscal years 2021 and 2022, above (b) USD $7.5 million (AUD $12.0 million). The fair value of the contingent consideration arrangement at the acquisition date was $4,407,887. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. As of March 31, 2021, the estimated fair value of the contingent consideration is $4,509,011. The key assumptions in applying the Monte Carlo simulation as of March 31, 2021 were as follows: 8% present value discount factor and an underlying net income volatility of 30%. The values and useful lives of the acquired intangibles are as follows:

	Estimated Useful Life (Years)	Estimated Fair Value
Trade names	5	$402,215
Customer relationships	20	5,143,084
Total identifiable intangible assets		$5,545,299

The Company incurred acquisitions costs of $476,454  during the year ended June 30, 2020 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the PG acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2021.

The following unaudited pro forma financial information presents results as if the PG Acquisition occurred on July 1, 2019.

Nine Months Ended
March 31, 2020
Revenue	$62,912,342
Net loss	$(15,543,252)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended March 31, 2020 include the amortization of acquired intangibles of $245,780.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436, as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2020 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the nine months ended March 31, 2021 and the year ended June 30, 2020, respectively.

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at March 31, 2021
Goodwill	$1,508,675	$—	$—	$168,511	$1,677,186

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2020
Goodwill	$—	$1,452,436	$—	$56,239	$1,508,675

Intangible assets consist of the following:

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at March 31, 2021
Trade name	$1,479,278	$—	$—	$(154,217)	$42,440	$1,367,501
Customer relationships	6,187,086	—	—	(278,793)	575,520	6,483,813
Non-compete	21,312	—	—	(12,603)	—	8,709
GI customer list	57,310	—	—	(5,373)	—	51,937
Supply agreement	926,507	—	—	(56,725)	—	869,782
Grower relationships	1,542,393	—	—	(79,054)	—	1,463,339
Intellectual property	25,415,665	388,499	—	(1,029,591)	—	24,774,573
In process research and development	380,000	(380,000)	—	—	—	—
License agreement	2,300,059	—	—	(131,038)	252,576	2,421,597
Internal use software	474,448	—	—	(50,833)	—	423,615
	$38,784,058	$8,499	$—	$(1,798,227)	$870,536	$37,864,866

	Balance at July 1, 2019	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2020
Trade name	$1,205,346	$402,215	$—	$(139,999)	$11,716	$1,479,278
Customer relationships	1,055,747	5,143,084	—	(202,197)	190,452	6,187,086
Non-compete	30,267	—	—	(8,955)	—	21,312
GI customer list	64,475	—	—	(7,165)	—	57,310
Distribution agreement	1,002,154	—	—	(75,647)	—	926,507
Grower relationships	1,647,800	—	—	(105,407)	—	1,542,393
Intellectual property	26,786,468	—	—	(1,370,803)	—	25,415,665
In process research and development	380,000	—	—	—	—	380,000
License agreement	—	2,400,863	—	(135,295)	34,491	2,300,059
Internal use software	542,227	—	—	(67,779)	—	474,448
	$32,714,484	$7,946,162	$—	$(2,113,247)	$236,659	$38,784,058

Amortization expense totaled $604,439 and $497,588 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense totaled $1,798,227 and $1,509,259 for the nine months ended March 31, 2021 and 2020, respectively.

Estimated aggregate remaining amortization is as follows:

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$604,364	$2,464,356	$2,386,616	$2,364,081	$2,352,531	$27,692,918

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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31, 2021	June 30, 2020
Land and improvements	$2,303,698	$2,157,663
Buildings and improvements	8,060,576	10,014,879
Machinery and equipment	13,566,772	13,550,413
Vehicles	1,209,932	2,087,634
Leasehold improvements	552,810	552,810
Construction in progress	306,627	71,316
Total property, plant and equipment	26,000,415	28,434,715
Less: accumulated depreciation	(7,859,443)	(7,940,403)
Property, plant and equipment, net	$18,140,972	$20,494,312

Depreciation expense totaled $604,080 and $627,461 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense totaled $1,941,750 and $1,884,627 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	March 31, 2021	June 30, 2020
Working capital lines of credit
CIBC	$15,591,179	$11,205,664
National Australia Bank Limited	19,796,400	16,437,600
Debt issuance costs	(409,604)	(660,000)
Total working capital lines of credit, net	$34,977,975	$26,983,264
Current portion of long-term debt
Finance lease	$858,789	$809,632
Debt issuance costs	(5,861)	$(8,154)
Term loan - National Australia Bank Limited	380,700	342,450
Machinery & equipment loans - National Australia Bank Limited	134,019	272,997
Vehicle loans - Toyota Finance	—	200,779
Secured real estate note - Conterra	218,362	202,374
Debt issuance costs	(39,556)	(39,556)
Total current portion, net	1,546,453	1,780,522
Long-term debt, less current portion
Finance lease	1,179,004	1,642,975
Debt issuance costs	(2,818)	(6,923)
Term loan - National Australia Bank Limited	3,045,600	3,082,050
Machinery & equipment loans - National Australia Bank Limited	360,887	396,404
Vehicle loans - Toyota Finance	—	313,470
Secured real estate note - Conterra	7,031,678	8,956,885
Debt issuance costs	(26,370)	(56,038)
Total long-term portion, net	11,587,981	14,328,823
Total debt, net	$13,134,434	$16,109,345

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. The Loan Agreement was subsequently amended on September 22, 2020, December 30, 2020 and May 12, 2021.  As amended, the Loan Agreement provides for a $25.0 million revolving credit facility, with an inventory sublimit of $12.5 million and an availability reserve of $7.5 million, which will further increase by $500 thousand on the last day of each month commencing November 1, 2020 until the total availability reserve reaches $10 million:

The following is a summary of certain terms of the CIBC Credit Facility:

•	Advances under the CIBC Credit Facility are to be used: (i) to finance the Company’s ongoing working capital requirements; and (ii) for general corporate purposes.
•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
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

Pursuant to the May 2021 amendment to the Loan Agreement, CIBC modified the Company’s fixed charge ratio financial covenants to require the Company to maintain a fixed charge coverage ratio equal to or greater than (i) 1.10 to 1.00 for the fiscal quarters ended March 31, 2021 and June 30, 2021 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the May 2021 amendment, in the event that the Company’s forecasted liquidity is less than $4,000,000 in any 12-month forecast delivered to CIBC, the Company will be required to raise equity in an amount equal to such deficiency at least 90 days prior to such forecasted liquidity shortfall. After giving effect to the May 2021 amendment, the Company was in compliance with the Loan Agreement for the fiscal quarter ended March 31, 2021.

As of March 31, 2021, there was approximately $6.2 million of unused availability on the CIBC Credit Facility.

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

The secured real estate note was issued in the principal amount of $10.4 million, bears interest of 7.75 % per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Five Points, California and Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company signed an amendment to the Note that extended the maturity date to November 30, 2022, and revise the amounts payable under the note. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The Company will also make three consecutive semi-annual principal and interest payments of approximately $388,045, beginning on July 1, 2021; and (iii) a one-time final payment of approximately $7,184,109 on November 30, 2022.

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

•

The Company entered into a lease agreement with American AgCredit relating to the equipment. The lease agreement has a five-year term and provides for monthly lease payments of $40,023 (representing an annual interest rate of 5.6%). At the end of the lease term, the Company will repurchase the equipment for $1. During January 2021, the Company completed the sale of its

Five Points facility which triggered the Company making a one-time principal pay down of $294,163 on the finance lease agreement.

Australian Facilities

At March 31, 2021, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,421,000).

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $34,500,000 (USD $26,268,300) of credit as of March 31, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,522,800 at March 31, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $19,796,400 at March 31, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD $2,284,200) for a three month period and extended the maturity date of the seasonal credit facility to June 30, 2022. As of March 31, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.2% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of March 31, 2021, AUD $26,000,000 (USD $19,796,400) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4.5 million (USD $3,426,300 at March 31, 2021). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. The master asset finance facility has various maturity dates, beginning in August 2021 through March 2026 and have interest rates ranging from 2.86% to 5.31%. The credit limit under the facility is AUD $2,000,000 (USD $1,522,800) at March 31, 2021.  As of March 31, 2021, AUD $649,995 (USD $494,906) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia had a facility for the machinery and equipment used in the operations of the Keith building. The final repayment for this facility was made in February 2021. As of March 31, 2021, AUD $0 (USD $0) was outstanding under this facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at March 31, 2021.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2021	$237,883
2022	1,566,381
2023	8,280,642
2024	697,512
2025	2,363,961
Thereafter	62,660
Total	$13,209,039

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $6,051,403 at March 31, 2021, with maturities ranging from April to June 2021.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract assets totaled $75,281 at March 31, 2021 and foreign currency contract liabilities totaled $35,218 at June 30, 2020. The Company recorded a loss on foreign exchange contracts of $395,381 and $476,224, which is reflected in cost of revenue for the three months ended March 31, 2021 and 2020, respectively. The Company recorded a gain on foreign exchange contracts of $94,123 and a loss of $402,546, which is reflected in cost of revenue for the nine months ended March 31, 2021 and 2020, respectively.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	March 31,
	2021	2020
Risk free rate	0.2% - 0.3%	1.5% - 1.6%
Dividend yield	0%	0%
Volatility	55.2% - 58.1%	39.4% - 44.2%
Average forfeiture assumptions	2.3%	2.7%

During the nine months ended March 31, 2021, the Company granted options to purchase 976,924 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.41 - $2.48 per share. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2021 and the year ended June 30, 2020 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	1,122,752	$3.55	8.0	$34,135
Granted	1,899,934	2.36	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(146,792)	4.12	—	—
Outstanding at June 30, 2020	2,875,894	2.74	8.6	22,409
Granted	976,924	2.41	4.3	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at March 31, 2021	3,842,558	2.64	8.2	4,039,044
Options vested and exercisable at March 31, 2021	1,763,303	2.92	7.3	1,486,251
Options vested and expected to vest as of March 31, 2021	3,834,292	$2.64	8.2	$4,028,817

The weighted average grant date fair value of options granted and outstanding at March 31, 2021 was $1.00. At March 31, 2021, the Company had $1,617,259 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 2.0 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the nine months ended March 31, 2021, the Company issued 281,206 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the nine months ended March 31, 2021 and 2020 totaled $714,368 and $909,379, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $640,350 and $332,361 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2021 and 2020, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2019	157,204	$2.69	1.4
Granted	417,933	2.25	2.8
Vested	(177,010)	2.45	—
Forfeited	(1,324)	2.83	—
Nonvested restricted units outstanding at June 30, 2020	396,803	2.33	1.6
Granted	281,206	2.54	2.8
Vested	(285,917)	2.30	—
Forfeited	—	—	—
Nonvested restricted units outstanding at March 31, 2021	392,092	$2.51	1.4

At March 31, 2021, the Company had $768,348 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.4 years.

At March 31, 2021, there were 3,607,678 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2021 and 2020, totaled $421,814 and $325,587, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2021 and 2020, totaled $1,303,439 and $794,191, respectively.

NOTE 13 – EQUITY

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the 2020 ATM Agreement. For the nine months ended March 31, 2021, the Company received gross proceeds of approximately $5.5 million from the sale of 1,580,220 shares of its common stock pursuant to the ATM Agreement. As of March 31, 2021, the Company had $8.5 million remaining under the ATM Agreement.

In December 2020, the Company’s shareholders approved the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2021 and 2020, respectively.

	Nine Months Ended March 31,
	2021	2020
Purchases of equipment classified as finance lease	$(381,464)	$(396,680)

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

In April 2020, the Company received a loan of $1,958,600 under the PPP loan provided by CIBC. The loan bears interest at 1.0%, with principal and interest payments deferred for the first six months of the loan.  After that, the loan and interest would be paid back over a period of 18 months, if the loan is not forgiven under the terms of the PPP.

When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of the PPP, and therefore considered the loan to be substantively a conditional government grant.  The Company performed calculations for PPP loan forgiveness, and expected that the PPP loan would be forgiven in full because 1) the Company has, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

As such, the Company decided that the PPP loan should be accounted for as a government grant.  As US GAAP does not contain guidance on the accounting for government grants, the Company followed the guidance in International Accounting Standards, or IAS, 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” As discussed above, the Company believed there was reasonable assurance it would meet the terms of forgiveness.  Under IAS 20, government grants are recognized in income as required activities are undertaken.  As the Company believes that it completed the required activities by utilizing PPP proceeds for payroll and other qualified expenditures prior to June 30, 2020, it has recognized PPP grant income for the full amount of the PPP loan, $1,958,600, and no liability for the PPP loan is reflected in the consolidated balance sheet as of March 31, 2021 or June 30, 2020.

In December 2020 the Company submitted an application to have the PPP loan forgiven. In March 2021, the PPP loan was forgiven in full.

NOTE 16 - SUBSEQUENT EVENTS

From April 1, 2021 through May 12, 2021, the Company received gross proceeds of approximately $5.4 million from the sale of 1,427,795 shares of its common stock pursuant to the ATM Agreement.

On May 12, 2021, the Company entered into a Third Amendment to Loan and Security Agreement with CIBC, which amended the Loan Agreement. Pursuant to the amendment, among other things (i) CIBC modified the Company’s fixed charge coverage ratio financial covenants under the Loan Agreement to require that the Company maintain a fixed charge coverage ratio equal to or greater than (a) 1.10 to 1.00 for the fiscal quarters ended March 31, 2021 and June 30, 2021 and (b) 1.15 to 1.00 for each fiscal quarter thereafter; and (ii) in the event that the Company’s forecasted liquidity is less than $4,000,000 in any 12-month forecast delivered to CIBC, the Company will be required to raise equity in an amount equal to such deficiency at least 90 days prior to such forecasted liquidity shortfall. Except as modified by the foregoing amendment, all terms and conditions of the loan agreement with CIBC remain in full force and effect.

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

Executive Overview

We are a global multi-crop, middle-market agricultural seed company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

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

In 2019, we restructured our relationship with Corteva, under which, among other things:

•	We received $45.0 million in fiscal 2019, approximately $16.7 million in fiscal 2020 and approximately $8.3 million in fiscal 2021.

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

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva, and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2021 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $19.7 million and $37.6 million during the year ended June 30, 2020 and 2019) to a more diverse product mix. We have generated alfalfa seed revenue of $14.2 million from Corteva in fiscal 2021 through March 2021. We do not expect any other significant revenue from sales to Corteva in the future.

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

Our sales efforts historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in our target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, we have shifted our sales activities to video conferencing and similar customer interaction models and we continue to evaluate our sales approach, but we have found these alternative approaches to generally be less effective than in-person sales efforts. In particular, our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June each year. If ongoing measures designed to protect against COVID-19 remain in effect throughout the 2021 sales season, we may experience similar negative impacts that we experienced during the 2020 sales season.

In addition, our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, this would adversely affect our product revenue.  During the three months ended March 31, 2021, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs.  We expect these logistical challenges to persist for the remainder of fiscal 2021 and potentially into fiscal 2022.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics in 2020, Chromatin in 2018 and from SV Genetics in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-35 years for buildings, 2-20 years for machinery and equipment and 2-5 years for vehicles.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2021 was $32.4 million compared to $29.1 million for the three months ended March 31, 2020. The $3.3 million increase in revenue for the three months ended March 31, 2021 was primarily due to the Pasture Genetics business acquired in February 2020 and partially offset by a decrease in product revenue from Pioneer. During the three months ended March 31, 2021 we recorded sales of $8.5 million to Pioneer, which was a decrease of $2.7 million from recorded sales of $11.2 million for the three months ended March 31, 2020. As of March 31, 2021, we have fully recorded all revenue from Pioneer under its agreement announced in May 2019.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended March 31, 2021 was $23.9 million compared to Core Revenue for the three months ended March 31, 2020 of $17.9 million, representing an increase of $6.0 million or 33.5%.  Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the three months ended March 31, 2021 can be primarily attributed to $5.4 million from the recently acquired Pasture Genetics operations as well as growth in Asia and South Africa.

Sales into international markets represented 52% and 38% of our total revenue during the three months ended March 31, 2021 and 2020, respectively. Domestic revenue accounted for 48% and 62% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the Pasture Genetics operation which was acquired in February 2020.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,
	2021		2020
United States	$15,672,861	48%	$17,971,919	62%
Australia	11,426,369	35%	6,657,668	23%
Saudi Arabia	324,000	1%	373,560	1%
Pakistan	444,353	1%	301,515	1%
South Africa	946,631	3%	482,414	2%
Mexico	70,000	0%	520,614	2%
China	1,366,381	4%	281,287	1%
Argentina	—	0%	220,372	1%
France	—	0%	863,511	3%
Libya	306,000	1%	152,980	1%
Other	1,820,102	7%	1,266,044	3%
Total	$32,376,697	100%	$29,091,884	100%

Cost of revenue of $26.2 million for the three months ended March 31, 2021 was equal to 80.9% of total revenue for the three months ended March 31, 2021, while the cost of revenue of $22.7 million for the three months ended March 31, 2020 was equal to 77.9% of total revenue for the three months ended March 31, 2020. Cost of revenue for the three months ended March 31, 2021 and 2020 included inventory write-downs of $0.3 million and $0.6 million, respectively. The write-down of inventory during the three months ended March 31, 2021 and 2020 related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

Gross profit margin for the three months ended March 31, 2021 was 19.1% compared to 22.1% in the three months ended March 31, 2020. The decrease in gross margin for the three months ended March 31, 2021 is primarily driven by compressed gross margins in Australia due to sales mix as the quarter had a higher concentration of lower margin forage cereal products. During the three months ended March 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs.  The Company expects these logistical challenges to persist for the remainder of fiscal 2021 and potentially into fiscal 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended March 31, 2021 totaled $5.8 million compared to $5.9 million for the three months ended March 31, 2020. The $0.1 million decrease in SG&A expense versus the comparable period of the prior year was primarily due to various cost reductions partially offset by $0.7 million from our newly acquired Pasture Genetics operations which occurred in February 2020. As a percentage of revenue, SG&A expenses were 17.9% for the three months ended March 31, 2021, compared to 20.3% for the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 totaled $2.4 million compared to $2.0 million for the three months ended March 31, 2020. The $0.4 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred in due to our additional investment in wheat, hybrid sunflower and sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021 was $1.3 million compared to $1.2 million for the three months ended March 31, 2020. Included in these amounts was amortization expense for intangible assets, which totaled $0.5 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020. The $0.1 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.1 million of expense associated with our February 2020 acquisition of Pasture Genetics.

Foreign Currency Loss

We recorded a foreign currency loss of $0.1 million for the three months ended March 31, 2021 compared to a loss of $0.1 million for the three months ended March 31, 2020. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.7 million non-cash change in contingent consideration obligation for the quarter ended March 31, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2021 was $0.1 million compared to $0.1 million for the three months ended March 31, 2020. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment finance leases.

Interest Expense

Interest expense for the three months ended March 31, 2021 totaled $0.6 million compared to $0.4 million for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered in November 2017, and equipment finance leases. Interest expense for the three months ended March 31, 2020 primarily consisted of interest incurred on the working capital credit facilities with CIBC and NAB, the secured property loan entered in November 2017, and equipment finance leases. The $0.2 million increase in interest expense for the three months ended March 31, 2021 was primarily driven by higher interest resulting from increased levels of borrowing on the working capital credit facilities.

Provision for Income Taxes

Income tax benefit totaled $0.3 million for the three months ended March 31, 2021 compared to income tax expense of $7,296 for the three months ended March 31, 2020. Our effective tax rate expense was 11.8% for the three months ended March 31, 2021 compared to 0.2% for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was 11.8% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. Our effective tax rate for the quarter is driven by minor state taxes, as well as the benefit from the reduction in projected income from our South African operations over worldwide projected pre-tax book losses for the year. Additionally, the rate for the period is driven by the Australian return to provision booked during the quarter.  The change in estimated taxable income impacted the provision, as the deferred impact is eliminated due to the valuation allowance at Australia.

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2021 was $61.3 million compared to $53.7 million for the nine months ended March 31, 2020. The $7.6 million increase in revenue for the nine months ended March 31, 2021 was primarily due to the Pasture Genetics business acquired in February 2020 and partially offset by a decrease in revenue received from Pioneer. During the nine months ended March 31, 2021 we recorded sales of $14.2 million to Pioneer, which was a decrease of $3.4 million from recorded sales of $17.6 million for the nine months ended March 31, 2020.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the nine months ended March 31, 2021 was $47.1 million compared to Core Revenue for the nine months ended March 31, 2020 of $36.1 million, representing an increase of $11.0 million or 30.5%. Due to revised agreements with Pioneer in May 2019 we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods.  The increase in Core Revenue for the nine months ended March 31, 2021 can be attributed to $9.7 million from recently acquired Pasture Genetics operations as well as an increase in alfalfa revenues in Argentina, as well as Asia and South Africa.

Sales into international markets represented 55% and 41% of our total revenue during the nine months ended March 31, 2021 and 2020, respectively. Domestic revenue accounted for 45% and 59% of our total revenue for the nine months ended March 31, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to Pasture Genetics Acquisition in February 2020 that increased sales in Australia.

The following table shows revenue from external sources by destination country:

	Nine Months Ended March 31,
	2021		2020
United States	$27,773,152	45%	$31,606,370	59%
Australia	16,268,261	27%	7,720,707	14%
Saudi Arabia	2,383,192	4%	2,728,791	5%
Pakistan	2,041,548	3%	1,544,982	3%
South Africa	1,923,525	3%	1,101,243	2%
Mexico	1,858,856	3%	2,339,030	4%
China	1,847,007	3%	660,558	1%
Argentina	1,183,667	2%	357,777	1%
France	739,670	1%	898,885	2%
Libya	718,960	1%	782,940	1%
Other	4,545,576	8%	3,976,159	8%
Total	$61,283,414	100%	$53,717,442	100%

Cost of revenue of $51.3 million for the nine months ended March 31, 2021 was equal to 83.7% of total revenue for the nine months ended March 31, 2021, while the cost of revenue of $42.0 million for the nine months ended March 31, 2020 was equal to 78.2% of total revenue for the nine months ended March 31, 2020. Cost of revenue for the nine months ended March 31, 2021 and 2020 included inventory write-downs of $1.3 million and $1.4 million, respectively. The write-down of inventory during the nine months ended March 31, 2021 related to certain inventory lots that deteriorated in quality and germination rates during the period.

Total gross profit margin for the nine months ended March 31, 2021 was 16.3% compared to 21.8% in the nine months ended March 31, 2020. The decrease in gross profit margins was primarily due to strategic lower margin alfalfa sales completed earlier in the fiscal year to gain market share in certain regions and low margin sales to clear excess alfalfa seed. In addition, we experienced compressed gross margins in Australia due to sales mix as the period had a higher concentration of lower margin forage cereal products.

Additionally, we experienced logistical challenges during the third quarter including, but not limited to, higher freight / shipping costs in Australia. During the nine months ended March 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases in of shipping and transportation costs.  The Company expects these logistical challenges to persist for the remainder of fiscal 2021 and potentially into fiscal 2022.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2021 totaled $16.4 million compared to $15.7 million for the nine months ended March 31, 2020. The $0.7 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $1.6 million from our Pasture Genetics operations acquired in February 2020 partially offset by various other cost reductions. As a percentage of revenue, SG&A expenses were 26.8% for the nine months ended March 31, 2021, compared to 29.2% for the nine months ended March 31, 2020.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2021 totaled $6.5 million compared to $5.3 million for the nine months ended March 31, 2020. The $1.2 million increase in research and development expense versus the comparable period of the prior year was driven by additional research and development activities incurred due to our additional investment in wheat, hybrid sunflower and sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2021 was $4.1 million compared to $3.6 million for the nine months ended March 31, 2020. Included in these amounts was amortization expense for intangible assets, which totaled $1.7 million for the nine months ended March 31, 2021 and $1.5 million for the nine months ended March 31, 2020. The $0.5 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.5 million of expense associated with our February 2020 acquisition of Pasture Genetics and $0.1 million of additional expense following our August 2019 acquisition of a wheat breeding program in Australia from Dow AgroScience, or the Dow Wheat Acquisition, partially offset by the decrease of $0.2 million in depreciation due to sale of Five Points in January.

Foreign Currency Gain

We recorded a foreign currency gain of $16,704 for the nine months ended March 31, 2021 compared to a loss of $67,399 for the nine months ended March 31, 2020. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.2 million non-cash change in contingent consideration obligation for the nine months ended March 31, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics Acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2021 was $0.5 million compared to $0.4 million for the nine months ended March 31, 2020. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment finance leases.

Interest Expense

Interest expense for the nine months ended March 31, 2021 totaled $1.7 million compared to $1.4 million for the nine months ended March 31, 2020. Interest expense for the nine months ended March 31, 2021 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment finance leases. Interest expense for the nine months ended March 31, 2020 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment finance leases. The $0.3 million increase in interest expense for the nine months ended March 31, 2021 was primarily driven by higher interest resulting from increased levels of borrowings on the working capital credit facilities.

Provision for Income Taxes

Income tax benefit totaled $0.2 million for the nine months ended March 31, 2021 compared to income tax expense of $17,224 for the nine months ended March 31, 2020. Our effective tax rate was 1.2% for the nine months ended March 31, 2021 compared to (-0.1%) for the nine months ended March 31, 2020. Our effective tax rate for the nine months ended March 31, 2021 was 1.2% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  Our effective tax rate is driven by minimal state taxes, as well as the expense from the projected income from our South African operations over worldwide projected pre-tax book losses for the year. Additionally, the rate for the period is driven by the Australian return to provision booked during the quarter.  The change in estimated taxable income impacted the provision, as the deferred impact is eliminated due to the valuation allowance in Australia.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2021, we paid our North American growers approximately 50% of amounts due in the fall of 2020 and the balance will be paid in the spring of 2021. This payment cycle to our growers was similar in fiscal year 2020, and we expect it to be similar for fiscal year 2022. S&W Australia, our Australian-based subsidiary, has production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the extent and duration of future operating income;
•	the level and timing of future sales and expenditures;
•	working capital required to support our growth;
•	investment capital for plant and equipment;

•	our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	timing of repayment of our debt;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

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

Below is a summary of our material sources of capital in recent periods:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020, December 30, 2020 and May 12, 2021.  As amended, the Loan Agreement provides for a $25.0 million credit facility, or the CIBC Credit Facility.  The key terms of the amended Loan Agreement include the following:

•

Advances under the CIBC Credit Facility are to be used: (i) to finance our ongoing working capital requirements; and (ii) for general corporate purposes. We may also use a portion of the CIBC Credit Facility to finance permitted acquisitions and related costs.

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

Pursuant to the May 2021 amendment to the Loan Agreement, CIBC modified our fixed charge coverage ratio financial covenants to require that we maintain a fixed charge coverage ratio equal to or greater than (i) 1.10 to 1.00 for the fiscal quarters ended March 31, 2021 and June 30, 2021 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the May 2021 amendment, in the event that our forecasted liquidity is less than $4,000,000 in any 12-month forecast delivered to CIBC, we will be required to raise equity in an amount equal to such deficiency at least 90 days prior to such forecasted liquidity shortfall. After giving effect to the May 2021 amendment, we were in compliance with the Loan Agreement for the fiscal period ended March 31, 2021.

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

Australia Facilities

At March 31, 2021, S&W Australia has debt facilities with NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,421,000) and cross-guaranteed by S&W Australia.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $34,500,000 (USD $26,268,300) of credit as of March 31, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,522,800 at March 31, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $19,796,400 at March 31, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD $2,284,200) for a three-month period and extended the maturity data of the seasonal credit facility to June 30, 2022. As of March 31, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.2% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of March 31, 2021, AUD $26,000,000 (USD $19,796,400) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4.5 million (USD $3,426,300 at March 31, 2021). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2023 and have interest rates ranging from 2.86% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,522,800) at March 31, 2021.  As of March 31, 2021, AUD $649,995 (USD $494,906) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at March 31, 2021.

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

In March 2021, the PPP loan was forgiven in full.

Equity Issuances

On September 23, 2020, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $14.0 million through B. Riley as our sales agent.  For the nine months ended March 31, 2021, we received gross proceeds of approximately $5.5 million from the sale of 1,580,220 shares of its common stock pursuant to the ATM Agreement.

From April 1, 2021 through May 12, 2021, we received gross proceeds of approximately $5.4 million from the sale of 1,427,795 shares of our common stock pursuant to the ATM Agreement.

As of May 12, 2021, we have $3.1 million remaining available for sale under the ATM Agreement.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities	$(9,849,361)	$(4,728,073)
Cash flows from investing activities	2,091,516	(10,106,626)
Cash flows from financing activities	6,664,784	20,346,098
Effect of exchange rate changes on cash	334,478	(476,764)
Net increase (decrease) in cash and cash equivalents	(758,583)	5,034,635
Cash and cash equivalents, beginning of period	4,123,094	3,431,802
Cash and cash equivalents, end of period	$3,364,511	$8,466,437

Operating Activities

For the nine months ended March 31, 2021, operating activities used $9.8 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $12.2 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $2.3 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $13.6 million, partially offset by an increase in accounts receivable of $3.9 million, an increase in inventory of $1.4 million, a decrease in deferred revenue of $4.4 million and a decrease in accrued expenses and other current liabilities of $2.0 million.

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

Investing Activities

Investing activities during the nine months ended March 31, 2021 provided $2.1 million in cash. Proceeds from the sale of our Five Points processing facility and the disposal of other property, plant and equipment accounted for $2.9 million of the cash provided in investing activities. We also had additions to property, plant and equipment of $0.8 million.

Investing activities during the nine months ended March 31, 2020 used $10.1 million in cash. The Dow Wheat Acquisition accounted for $2.6 million of the cash used in investing activities and the PG Acquisition accounts for $7.5 million. We also had additions to property, plant and equipment of $1.8 million consisting primarily of equipment purchases for our facility in Keith, Australia and leasehold improvements to our new corporate headquarters in Longmont, Colorado, which were partially offset by $1.8 million of net proceeds from the sale of properties in Arlington, Wisconsin and Plainview, Texas.

Financing Activities

Financing activities during the nine months ended March 31, 2021 provided $6.7 million in cash. During the nine months ended March 31, 2021, we had net proceeds from the sale of common stock of $5.1 million, net borrowings on the working capital lines of credit and borrowings of long-term debt of $5.9 million, partially offset by net repayments of long-term debt of $4.2 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2021.

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

The goodwill balance at March 31, 2021 and June 30, 2020 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2020.

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

Our subsidiary, S&W Australia, does not fix the final price for seed payable to its growers until the completion of a given year’s sales cycle pursuant to its standard contract production agreement. We record an estimated unit price accordingly, inventory, cost of revenue and gross profits are based upon management’s best estimate of the final purchase price to our S&W Australia growers. To the extent the estimated purchase price varies from the final purchase price for seed, the adjustment to actual could materially impact the results in the period when the difference between estimates and actuals are identified. If the actual purchase price is in excess of our estimated purchase price, this would negatively impact our financial results including a reduction in gross profits and earnings

During the nine months ended March 31, 2021, we recognized a write-down of inventory in the amount of $1.3 million, which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the nine months ended March 31, 2021 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the period.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 12, 2021, we entered into a Third Amendment to Loan and Security Agreement with CIBC, which amended the Loan Agreement. Pursuant to the amendment, among other things, (i) CIBC modified our fixed charge coverage ratio financial covenants to require that we maintain a fixed charge coverage ratio equal to or greater than (a) 1.10 to 1.00 for the fiscal quarters ended March 31, 2021 and June 30, 2021 and (b) 1.15 to 1.00 for each fiscal quarter thereafter; and (ii) in the event that our forecasted liquidity is less than $4,000,000 in any 12-month forecast delivered to CIBC, we will be required to raise equity in an amount equal to such deficiency at least 90 days prior to such forecasted liquidity shortfall.

Except as modified by the foregoing amendment, all terms and conditions of the loan agreement with CIBC remain in full force and effect.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Common Stock Purchase Warrant.

10.1	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.

10.2	Third Amendment to Loan and Security Agreement, dated May 12, 2021, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 26, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2014 (File No. 001-34719).
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

S&W SEED COMPANY

Date: May 13, 2021	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)