Form 10-K
period 2021-06-30
S&W Seed Co
filed 2021-09-28
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,015,909.

The number of shares outstanding of common stock of the registrant as of September 27, 2021 was 36,777,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its next Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2021.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the potential effects of the COVID-19 pandemic on our business; any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

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
•

other risks that are described herein including but not limited to the items discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2021,” “fiscal 2020,” and “fiscal 2019” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2021, 2020 and 2019, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a growing commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the 2022-2023 fiscal years.

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

•

Our 2016 acquisition of the business and assets of SV Genetics Pty Ltd, a developer of proprietary hybrid sorghum and sunflower seed germplasm, which expanded our crop focus into two areas which we believe have global growth potential;

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

We believe our core strengths listed below position us to capitalize on this market opportunity:

•

Strong Germplasm Asset Base and Development Capabilities. We believe we have the largest and most diversified alfalfa and sorghum germplasm pool in the world.  Our germplasm pool offers traits sought by farmers who grow forage hay, forage sorghum and grain sorghum, including high yield, drought tolerance and disease tolerance. We continue to invest in research and development programs in the United States, Australia and South America with an emphasis on driving trait improvement across all of our crop categories.

•

Cost-Efficient Global Supply Chain.  We produce seed in the Western United States, Canada, Australia and South Africa under contract with select third-party growers. We currently maintain approximately 200 grower relationships, many of which are longstanding. Our global, but localized, production capabilities allow us to produce seed close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that customer’s region and produced at low cost. We condition and package seed primarily in our own facilities located in Idaho, Texas and Australia. We believe that direct ownership of our production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

•

Global Distribution Capabilities and Relationships.  We sell our seed through one of the industry’s largest networks of distributors and dealers, reaching more than 40 countries.  In the United States, we believe that our farmer-dealer network, unique among middle-market seed companies, provides a platform to support sales growth across crop categories. In Australia, we recently enhanced our sales and distribution capabilities through our acquisition of Pasture Genetics.

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

Our goal is to be a leading multi-crop, middle-market agricultural company; delivering value to our customers and strong financial returns to our shareholders.  To reach our goal, we have prioritized the following strategic initiatives:

•

Develop and Launch New Products that Address Unmet Market Needs.  We expect to introduce more than 20 new products during the 2022-2023 fiscal years across our current crop offerings. We also plan to continue development activities aimed to generate high-value, improved traits in our crops and to begin commercialization of seed products carrying those traits.  We completed a Spring 2021 pilot launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our DoubleTeam™ collaboration with ADAMA.   We are also evaluating commercialization options for alfalfa seed products developed through our collaboration with Calyxt, Inc., which applied apply next generation gene-editing technology to our elite alfalfa seed genetics.

•

Build Our Multi-Channel Distribution Network and Execute on International Cross-Selling Opportunities.  Our organization is aligned across geographic lines, as opposed to product lines. We believe that this structure allows us to make the best use of distribution assets like our United States farmer-dealer network and our Australian sales force (recently expanded by our acquisition of Pasture Genetics) and to unlock potential sales synergies through international cross-selling of products. We believe that a robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory and economic risks.

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

S&W’s Alfalfa Seed Portfolio.  Our current portfolio of over 200 commercialized alfalfa seed products spans both non-dormant varieties, which grow year-round, and dormant varieties, which have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments. Our alfalfa seed products include varieties that, depending upon the particular variety, exhibit the traits that forage hay farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

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

We plan to commercially launch approximately twenty new sorghum products during the fiscal years 2022-2023. We recently completed a Spring 2021 pilot launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our DoubleTeam™ collaboration with ADAMA.

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

S&W’s Sunflower Portfolio. We currently have approximately six high-yield sunflower hybrids in the market. Our research and development programs in Australia and Europe has focused on developing new elite sunflower seed hybrids that are disease resistant, have herbicide resistant characteristics, meet specific oil profiles, both polyunsaturated and linoleic, and maximize yield potential for different growing conditions around the world.

Australian Wheat

The Wheat Market in Australia. Wheat is Australia's largest grain crop.  Australia produces around 24.3 million tons of wheat annually, with approximately 70% exported to Southeast Asian countries and the Middle East and North Africa region.

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

S&W’s Wheat Portfolio.   In 2019, under an exclusive, prepaid license from Corteva Agriscience, S&W acquired rights to a group of commercialized and development wheat varieties which are the result of an estimated $17 million development program investment.   We currently have six wheat varieties commercially available in the Australian market.  Our breeding program is focused on new dual purpose varieties which we believe have the potential to offer a number of benefits to Australian wheat growers as compared to existing commercial varieties, including forage potential, superior disease resistance, superior yields and grain quality to suit the diverse Australian conditions.

Pasture Seeds

The Pasture Seed Market in Australia.   In addition to alfalfa, the pasture seed market in Australia includes medic, clovers, vetch, forage cereals, and certain grasses. Key customers include beef cattle, sheep and dairy farmers, silage, hay and chaff producers.  We estimate that annual pasture seed sales in Australia are approximately $100 million.

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

Our organization is structured across geographic lines, as opposed to product lines, which we believe allows us to make the best use of distribution assets (like our U.S. farmer-dealer network and our Australian sales force) and unlock potential sales synergies through international cross-selling of products.

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

Seed Production

We produce seed in the United States, Canada, Australia and South Africa under contract with select third-party contract growers. We currently maintain over 100 grower relationships. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

We condition and package seed primarily in our own facilities located in Idaho, Texas and Australia; although in some markets (for example, California) we use third-party processing services. We believe that direct ownership of production facility assets gives us more flexibility to respond to demand changes unique to each geography, greater control over product quality and a lower cost structure.

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

Competition

Competition in the seed industry both domestically and internationally is intense, and we believe it is intensifying with industry consolidation.  We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, which takes into account not simply the price of the seed but also performance in the field.

We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies.  Our principal competitors include:

•

Alfalfa.    In the U.S. market, our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), Pioneer and Alforex Seeds (subsidiaries of Corteva), and Pacific International Seed Company, Inc.   In the Australian market, competitors in the proprietary alfalfa seed market include the Barenbrug Group and PGG Wrightson Seeds Ltd. In Australia, we also face competition from smaller companies offering non-proprietary seed.

•	Sorghum. Our principal competitors in sorghum are Pioneer, DeKalb (a subsidiary of Bayer), Advanta, and Nuseed.
•	Sunflower. Our principal competitors in sunflower are Pioneer, Nuseed, Dyna-Gro Seed (a subsidiary of Nutrien Ag Solutions), Syngenta AG, Advanta and Limagrain.
•	Australian Wheat. Our principal competitors in the Australian wheat market are AGT, LongReach Plant Breeders Pty Ltd., and InterGrain.
•	Pasture Seed. Our principal competitors in the Australian pasture seed market are the Barenbrug Group, PGG Wrightson Seeds Ltd. And Seedforce, a subsidiary of RAGT.

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

Research and Development

Research & Development expenses for the year ended June 30, 2021 totaled $8.5 million compared to $7.3 million in the year ended June 30, 2020.

Employees

As of September 27, 2021, we had 195 total employees, of which 171 were full-time employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union.

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

Risks Relating to Our Business and Industry

The effects of health crises, including the COVID-19 pandemic, have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

As a result of the COVID-19 pandemic, we have and may in the future experience disruptions that have adversely impacted our business, including:

•

We rely on third-party dealers, distributors and sales agents as our primary customers and distribution channels. These dealers, distributors and sales agents are often small businesses or sole proprietorships. Any restriction of, or disruption in, their ability to operate would adversely impact our business.

•

Approximately 30% of our sales revenue depends on cross-border export of seed products from our primary production areas in the United States and Australia. We have experienced significant disruption in cross-border shipments resulting, from reduced capacity of the global shipping network and quarantine measures.

•

Approximately 70% of our sales revenue is from dealers and distributors in the United States and Australia. Disruption in shipments resulting from reduced capacity of the trucking and logistics network and quarantine measures have adversely impacted our business.

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

•

Our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June of each calendar year. Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, in part in response to the many stay-at-home, shelter-in-place and other quarantine measures implemented by national, state and local governments in our target markets, we shifted our sales activities to video conferencing and similar customer interaction models. We have found these alternative approaches to generally be less effective than in-person sales efforts, and this had contributed in certain instances to a decrease in sales revenue and a negative impact on our business and financial results.

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
•

We have historically relied upon occasional sales of our debt and equity securities and borrowing under credit facilities from financial institutions, both in the United States and South Australia, to fund our operations. The adverse effects on our business and financial condition due to the COVID-19 pandemic have negatively impacted our financing terms and our stock price.  This, in turn, has negatively affected our ability to raise capital on terms acceptable to us, and therefore our liquidity.

•

We are subject to various affirmative and negative covenants in our loan agreements with our lenders. The effects of COVID-19 on our business and financial condition have, in part, caused us to fall out of compliance with our fixed charge coverage ratio covenant under our CIBC facility as of June 30, 2021. On September 27, 2021, the CIBC loan agreement was amended, and, among other things, CIBC waived the fixed charge coverage ratio covenant as of June 30, 2021 and suspended its applicability prospectively until the quarter ending March 31, 2022. In the future, we may fall out of compliance with one or more other covenants. If we are unable to secure a future waiver or negotiate an amendment to such loan agreements on reasonable terms, or at all, an event of default could occur, which would allow our lenders to accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. If we are unable to access funds to repay our lenders, our lenders could take control of our pledged assets. Any of the foregoing events would negatively impact our financial condition and liquidity. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.

•

Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily allowing office and sales employees to work remotely. We have suspended non-essential travel worldwide for our employees and minimized employee attendance at in-person gatherings. Further measures may be taken as the COVID-19 outbreak continues. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

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

We need to raise additional capital in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We currently anticipate that our cash and cash equivalents may be sufficient to enable us to fund our operations for at least the next 12 months. However, we will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC Bank USA, or CIBC, and our secured promissory notes with Conterra Agriculture Capital, LLC contain various operating and financial covenants, and the COVID-19 pandemic has increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. For example, we were not in compliance with certain of these covenants as of June 30, 2021 and we were required to obtain waivers and/or amendments from CIBC and Conterra. We believe it is uncertain if we will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants. These factors raise substantial doubt regarding our ability to continue as a going concern. If we are unable to meet these covenants, we will need to raise additional capital in the future to enhance our working capital. This may include, for example, the need to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements. There can be no assurance that we will be successful in raising additional capital or securing future amendments from CIBC or our other lenders. If we are unable to raise sufficient additional capital or secure future amendments, we may need to reduce the scope of our operations, repay amounts owing to our lenders or sell certain assets.  If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

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

Because S&W Australia has relatively little net working capital, it is substantially dependent upon its credit arrangement with National Australia Bank Ltd, or NAB, to purchase its seed inventory. If S&W Australia breaches its credit arrangement in the future or other reasons cause this credit arrangement to become unavailable to S&W Australia, S&W Australia may become reliant on us to finance its operations or for financial guarantees. We currently are a guarantor on S&W Australia's NAB credit facility, and anticipate that we will need to make a capital infusion into S&W Australia in the near future. S&W Australia's financial dependency upon us could have a negative adverse effect upon our financial condition.

S&W Australia is dependent on a group of seed growers and a favorable pricing model for alfalfa seed production.

S&W Australia relies on a group of approximately 50 Australian contract growers to produce its proprietary alfalfa seeds. In this system, growers’ contract with S&W Australia to grow S&W Australia’s seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon a Production Fee for compliant seed. The Production Fee is advised each year at the time of crop harvest but no later than May 31 and is based on carryover stock, estimated size of harvest and prevailing and estimated market values. Following the grower’s delivery of uncleaned seed to a milling facility, S&W Australia typically pays 40% of the Production Fee to the grower based on pre-cleaning weight. Following this initial payment, S&W Australia makes two equal progress payments to the total of the Production Fee in September and December and, if applicable, a bonus payment for “first grade” alfalfa seed. The final amount payable to each grower is also subject to adjustment based upon the clean weight of the seed grown. Once the Production Fee has been advised each year S&W Australia is committed to payment amounts and timing exposing it to adverse changes in market values due to price and currency fluctuations.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a significant percentage of our sales outside the United States in fiscal year 2021 were principally to customers in the Middle East, Australia, North Africa and Mexico. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:  fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Our ability to launch and commercialize certain new products is subject to regulatory approval, which can be lengthy, costly, complex and in some markets unpredictable. Seed products incorporating biotechnology derived traits and crop protection products must be extensively tested for safety, efficacy, and environmental impact before they can be registered for production, use, sale or commercialization in a given market. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. If we are unable to receive the necessary approvals, we will be unable to produce and sell certain of our current and future products, which may have a material adverse effect on our business, financial condition and results of operations.

Unauthorized access to our information technology systems, infrastructure and data could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or other business partners may be exposed to unauthorized persons or to the public. Our business partners face similar risks, and any security breach of their systems could adversely affect our security posture.

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

Even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market products substantially similar to our proprietary seed varieties, which could significantly harm our business and our reputation.  Third parties may challenge the validity, enforceability and scope of our intellectual property rights.  Furthermore, we sell our products in more than 40 countries and the laws of some countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

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

Our loan agreement with CIBC requires us to comply with certain financial covenants, including a specified fixed charge coverage ratio. The loan agreement also requires us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions.

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

If we default under the credit facility, CIBC may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. For the quarter ended June 30, 2021, we were not in compliance with the fixed charge coverage ratio under our loan agreement with CIBC.  On September 27, 2021, we entered into an amendment with CIBC which, among other things, waived this non-compliance and suspended our quarterly fixed charge coverage ratio covenant until the quarter ending March 31, 2022.  This amendment also established a minimum EBITDA covenant for the quarters ending September 30, 2021 and December 31, 2021, and on ongoing minimum liquidity covenant requiring us to maintain minimum liquidity of not less than $3,000,000 as of the last day of each quarter beginning September 30, 2021. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.  If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, CIBC could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, CIBC could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, CIBC could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, CIBC’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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

We have received loan proceeds pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the loan, we are later determined to be in violation of any of the laws or governmental regulations that apply to us in connection with the loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the loan in its entirety. In addition, we could become subject to adverse publicity, review or audit by the SBA or other government entity or claims under the False Claims Act and could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our material properties:

Location	Size	Primary Use	Leased or Owned

Dumas (Moore County), Texas	9,021 sq. ft.	Warehouse storage	Owned by S&W

Kern County, California	584 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W
Keith, South Australia	8.2 acres	Processing facility	Owned by S&W Australia

Keith, South Australia	58 acres	Research farm	Leased by S&W Australia
Longmont (Boulder County), Colorado	8,948 sq. ft.	Corporate Headquarters for S&W	Leased by S&W

Lubbock (Lubbock County), Texas	41,380 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Lubbock (Lubbock County), Texas	1,972 sq. ft.	Laboratory and general office	Leased by S&W
Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	16 acres	Milling facilities	Owned by S&W

Nampa (Canyon County), Idaho	8,000 sq. ft.	Production warehouse storage	Leased by S&W
Nampa (Canyon County), Idaho	7,500 sq. ft.	Production warehouse storage	Leased by S&W
New Deal (Lubbock County), Texas	111,062 sq. ft.	Processing facility and production warehouse storage	Owned by S&W
Penfield, South Australia	43,000 sq. ft.	Warehousing and production storage and research and development	Leased by S&W Australia
Stirling, South Australia	1,690 sq. ft.	Corporate headquarters for S&W Australia	Leased by S&W Australia
Szeged, Hungary	4,191 sq. ft.	Corporate headquarters for S&W Hungary	Leased by S&W Hungary
Szeged, Hungary	13 acres	Research farm	Leased by S&W Hungary
Tamworth, New South Wales	15,392 sq. ft.	Research and development and warehousing and production storage	Leased by S&W Australia
Tifton (Tift County), Georgia	3,000 sq. ft.	Research facilities	Leased by S&W
Toowoomba, Queensland	12,110 sq. ft.	Research and development and warehousing and production storage	Leased by S&W Australia
Tulia (Swisher County), Texas	12,000 sq. ft.	Warehouse storage	Leased by S&W
Victoria (Victoria County), Texas	2,400 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Wingfield, South Australia	17,200 sq. ft.	Warehousing and production storage	Leased by S&W Australia

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

Market Information Regarding Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SANW.” The following table sets forth the range of high and low sales prices per share of common stock as reported on Nasdaq for the periods indicated. The closing price of our common stock on September 24, 2021 was $3.03.

	High	Low
Year Ended June 30, 2020
First Quarter	$3.13	$2.21
Second Quarter	2.57	1.92
Third Quarter	3.00	1.75
Fourth Quarter	2.50	1.67

Year Ended June 30, 2021
First Quarter	$3.98	$2.21
Second Quarter	3.54	2.15
Third Quarter	4.36	2.85
Fourth Quarter	4.12	3.33

Holders

As of September 27, 2021, we had 36,777,094 shares of common stock outstanding held by 32 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no unregistered sales of equity securities in 2021 fiscal year that have not been previously reported on a Current Report on Form 8-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2021 fiscal year that have not been previously reported on a Current Report on Form 8-K.

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

•

Our 2016 acquisition of the business and assets of SV Genetics Pty Ltd, a developer of proprietary hybrid sorghum and sunflower seed germplasm, which expanded our crop focus into two areas which we believe have global growth potential;

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

In 2019, we restructured our relationship with Corteva (parent company of Pioneer), under which, among other things:

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

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2022 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $14.2 million and $19.7 million during the years ended June 30, 2021 and 2020, respectively) to a more diverse product mix. We do not expect any other significant revenue from sales to Corteva in the future.

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

As the COVID-19 pandemic continues to affect the areas in which we operate, we believe the outbreak has and will continue to have a negative impact on our sales, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted.

Our sales efforts historically involved significant in-person interaction with potential customers and distributors.  Throughout the COVID-19 pandemic, many national, state and local governments in our target markets implemented various stat-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic.  As a result, we have shifted our sales activities to video conferencing and similar customer interaction models. We continue to evaluate our sales approach, but we have found these alternative approaches to generally be less effective than in-person sales efforts.  In particular, our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June each year. If ongoing measures designed to protect against COVID-19 remain in effect throughout the 2022 sales season, we may experience similar negative impacts that we experienced during the 2020 and 2021 sales seasons.

In addition, our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, this will adversely affect our product revenue.  During the twelve months ended June 30, 2021, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs.  We expect these logistical challenges to persist throughout fiscal 2022.

Given these uncertainties, at this time we cannot reasonably estimate the overall impact of the COVID-19 pandemic on our business, operating results and financial condition.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Product and Other Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of alfalfa, sorghum and pasture seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops.

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

Results of Operations

Fiscal Year Ended June 30, 2021 Compared to the Fiscal Year Ended June 30, 2020

Revenue and Cost of Revenue

Revenue for the year ended June 30, 2021 was $84.0 million compared to $79.6 million for the year ended June 30, 2020. The $4.4 million increase in revenue for the year ended June 30, 2021 was primarily due to a $9.9 million increase in core product revenue offset by a $5.5 million decrease in product revenue received from Pioneer (subsidiary of Corteva).  In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva. As of June 30, 2021, we have fully recorded all revenue from Pioneer under its agreement announced in May 2019.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the year ended June 30, 2021 was $69.8 million compared to Core Revenue for the year ended June 30, 2020 of $59.9 million, representing an increase of $9.9 million or 16.6%. Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the year ended June 30, 2021 can be primarily attributed to our Pasture Genetics operation, which was acquired in February 2020. Excluding contributions from Pasture Genetics, Core Revenue was flat year over year.

Sales into international markets represented 56% and 54% of our total revenue during the year ended June 30, 2021 and 2020, respectively. Domestic revenue accounted for 44% and 46% of our total revenue for the year ended June 30, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above and our Pasture Genetics acquisition in February 2020.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2021		2020
United States	$37,124,047	44%	$36,724,591	46%
Australia	21,470,810	26%	15,079,996	19%
Saudi Arabia	5,911,498	7%	9,189,291	12%
South Africa	2,456,216	3%	2,182,553	3%
China	2,042,585	2%	817,867	1%
Pakistan	2,041,548	2%	2,124,038	3%
Mexico	1,928,856	2%	2,454,504	3%
Argentina	1,838,648	2%	681,183	1%
Libya	1,249,554	1%	1,142,920	1%
Sudan	1,218,168	1%	1,308,874	1%
Other	6,767,106	8%	7,876,381	10%
Total	$84,049,036	100%	$79,582,198	100%

Cost of revenue of $70.4 million for the year ended June 30, 2021 was equal to 83.7% of total revenue for the year ended June 30, 2021, while the cost of revenue of $64.6 million for the year ended June 30, 2020 was equal to

81.2% of total revenue for the year ended June 30, 2020. Cost of revenue for the years ended June 30, 2021 and 2020 included inventory write-downs of $1.4 million and $2.3 million, respectively. The write-down of inventory during the years ended June 30, 2021 and 2020 related to certain inventory lots that deteriorated in quality and germination rates during the year.

Gross profit margin for the year ended June 30, 2021 was 16.3% compared to 18.8% in the prior year. The decrease in gross profit margin was primarily driven by compressed gross margins in Australia due to sales mix as we had a higher concentration of lower margin forage cereal products. During the year ended June 30, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs.  The Company expects these logistical challenges to persist throughout fiscal 2022.

Excluding the $1.4 million of inventory write-downs, gross margin would have been 18.0% for the year ended June 30, 2021. Excluding the $2.3 million of inventory write-downs in the prior year, gross margin would have been 21.7% for the year ended June 30, 2020. We believe it’s useful to exclude inventory write-downs in calculating adjusted gross margins in order to provide investors with a method to compare our operating results to prior periods and to peer companies.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A expense for the year ended June 30, 2021 totaled $21.9 million compared to $21.3 million for the year ended June 30, 2020. The $0.6 million increase in SG&A expense versus the prior year was primarily due to $2.4 million from our Pasture Genetics operations acquired in February 2020 partially offset by various other cost reductions. As a percentage of revenue, SG&A expenses were 26.0% for the year ended June 30, 2021, compared to 26.8% for the year ended June 30, 2020.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2021 totaled $8.5 million compared to $7.3 million for the year ended June 30, 2020. The $1.2 million increase in research and development expense versus the prior year is driven by additional investment in wheat, hybrid sunflower and our hybrid sorghum programs.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2021 was $5.5 million compared to $5.0 million for the year ended June 30, 2020. Included in the amount was amortization expense for intangible assets, which totaled $2.4 million for the year ended June 30, 2021 and $2.1 million for the year ended June 30, 2020. The $0.5 million increase in depreciation and amortization expense over the comparable period of the prior year was primarily driven by $0.5 million of expense associated with our February 2020 acquisition of Pasture Genetics and $0.2 million of additional expense following our August 2019 acquisition of a wheat breeding program in Australia from Dow AgroScience, or the Dow Wheat Acquisition, partially offset by the decrease of $0.1 million in depreciation due to sale of Five Points in January 2021.

Gain on disposal of property, plant and equipment

We recorded a gain on disposal of property, plant and equipment during the year ended June 30, 2021.  This gain is primarily related to the sale of our Five Points facility and other assets located in California.

Change in contingent consideration obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $4.0 million benefit to non-cash change in contingent consideration for the year ended

June 30, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2021 was $0.7 million compared to $0.6 million for the year ended June 30, 2020. The expense in both years represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note and our equipment finance leases.

Interest Expense

Interest expense for the year ended June 30, 2021 totaled $2.3 million compared to $2.0 million for the year ended June 30, 2020. Interest expense for the year ended June 30, 2021 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment finance leases. Interest expense for the year ended June 30, 2020 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment finance leases. The $0.3 million increase in interest expense for the year ended June 30, 2021 was primarily driven by higher interest resulting from increased levels of borrowing on the working capital credit facilities.

Provision for Income Taxes

Our income tax benefit totaled $(24,358) for the year ended June 30, 2021 compared to an income tax expense of $0.4 million for the year ended June 30, 2020. Our effective tax rate was 0.1% for the year ended June 30, 2021 compared to (2.0%) for the year ended June 30, 2020. Our effective tax rate was relatively consistent year over year. The slight increase in our effective tax rate for the year ended June 30, 2021 was primarily attributable to a decrease in our non-US income tax expense for the year ended June 30, 2021 compared to the year ended June 30, 2020.  Our tax expense is substantially driven by our full valuation allowance. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, we do record certain tax expenses and benefits related to some of our activity in our non-US locations.  For example, we recorded income tax benefit related to the current year activity and prior year tax return filings of our subsidiary located in Australia.  We also recorded minor tax expense related to current year activity and prior tax return filings of our subsidiaries in South Africa and Hungary, as well as related to our state tax return liabilities.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2021, we paid our North American growers approximately 50% of amounts due in the fall of 2020 and the balance was paid in the spring of 2021. This payment cycle to our growers was similar in fiscal year 2020, and we expect it to be similar for fiscal year 2022.  S&W Australia and Pasture Genetics, our Australian-based subsidiaries, have production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

In addition to funding our business with cash from operations, we have historically relied upon sales of our debt and equity securities and credit facilities from financial institutions, both in the United States and Australia.

Capital Resources and Funding Requirements

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We currently anticipate that our cash and cash equivalents may be sufficient to enable us to fund our operations for at least the next 12 months. However, we will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC Bank USA, or CIBC, and our secured promissory notes with Conterra Agriculture Capital, LLC contain various operating and financial covenants, and the COVID-19 pandemic has increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. For example, we were not in compliance with certain of these covenants as of June 30, 2021 and we were required to obtain waivers and/or amendments from CIBC and Conterra. We believe it is uncertain the Company will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants. These factors raise substantial doubt regarding our ability to continue as a going concern. If we are unable to meet these covenants, we will need to raise additional capital in the future to enhance our working capital. This may include, for example, the need to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements.

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

There can be no assurance that we will be successful in raising additional capital or securing future waivers and/or amendments from CIBC or our other lenders. If we are unable to raise sufficient additional capital or secure future waivers and/or amendments, we may need to reduce the scope of our operations, repay amounts owing to our lenders or sell certain assets.  If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

Below is a summary of our material sources of capital in recent periods:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020, December 30, 2020, May 12, 2021 and September 27, 2021. As amended, the Loan Agreement provides for a $25.0 million credit facility, or the CIBC Credit Facility.  The key terms of the amended Loan Agreement include the following:

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

•

Loans may be based on (i) a Base Rate plus 1.0% per annum or (ii) LIBOR Rate plus 3.0% per annum (both as defined in the Loan Agreement), generally at our option. Pursuant to the September 27, 2021 amendment, the Loans will now be based on Prime plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with our fixed charge coverage ratio as of June 30, 2021, and suspended our fixed charge coverage ratio financial covenants for the fiscal quarters ended September 30, 2021 and December 31, 2021 and replaced that financial covenant with the minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021.  Pursuant to the September 2021 amendment, we revert back to our previous financial covenant to require that we maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00, beginning with the fiscal quarters ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter.  In addition, pursuant to the September 2021 amendment, we are required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. After giving effect to the September 2021 amendment, we were in compliance with the Loan Agreement for the year ended June 30, 2021.

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

Australian Facilities

At June 30, 2021, S&W Australia has debt facilities with NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,247,000 at June 30, 2021) and cross-guaranteed by S&W Australia.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB. The documentation became effective in July 2020.  The consolidated debt facilities with NAB provide up to an aggregate of AUD $35,500,000 (USD $26,617,900) of credit as of June 30, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD $3,000,000 (USD $2,249,400 at June 30, 2021) and (ii) a borrowing base line having a credit limit of AUD $26,000,000 (USD $19,494,800 at June 30, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD 2,249,400) for a three-month period and extended the maturity date of the seasonal credit facility to June 30, 2022. As of June 30, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of June 30, 2021, AUD $26,823,515 (USD $20,112,272) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,374,100) at June 30, 2021. Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through June 2026 and have interest rates ranging from 2.86% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,499,600) at June 30, 2021.  As of June 30, 2021, AUD $892,602 (USD $669,273) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2021.

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

Equity Issuances

On September 23, 2020, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $14.0 million through B. Riley as our sales agent.  For the year ended June 30, 2021, we received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement.

As of September 27, 2021, we have $3.1 million remaining available for sale under the ATM Agreement.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021	2020
Cash flows from operating activities	$(14,221,042)	$(5,763,627)
Cash flows from investing activities	2,465,746	(10,286,370)
Cash flows from financing activities	10,892,685	17,049,699
Effect of exchange rate changes on cash	267,454	(308,410)
Net increase (decrease) in cash and cash equivalents	(595,157)	691,292
Cash and cash equivalents, beginning of period	4,123,094	3,431,802
Cash and cash equivalents, end of period	$3,527,937	$4,123,094

Operating Activities

For the year ended June 30, 2021, operating activities used $14.2 million in cash.  Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $15.8 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $1.6 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $7.3 million, partially offset by a decrease in deferred revenue of $5.8 million and a decrease in accrued expenses and other current liabilities of $1.0 million.

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

Investing Activities

Investing activities during the year ended June 30, 2021 provided $2.5 million in cash. Proceeds from the disposal of property, plant and equipment of $0.8 million and net proceeds from the sale of properties in California provided $2.8 million. Net proceeds were partially offset by additions to property, plant and equipment of $1.1 million consisting primarily of equipment purchases for our distribution facility in Keith, Australia, and research and development facilities in Tamworth, Australia.

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

Financing Activities

Financing activities during the year ended June 30, 2021 provided $10.9 million in cash. During the year ended June 30, 2021, we had net proceeds from the sale of our common stock of $10.2 million, net borrowings on the working capital lines of credit of $5.0 million, borrowings of long-term debt of $0.4 million and repayments of long-term debt of $4.4 million and debt issuance costs of $0.2 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the year ended June 30, 2021.

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

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  We adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, effective July 1, 2018. This standard eliminates Step 2 from the goodwill impairment test. Instead, we perform our annual or interim goodwill impairment test by comparing the fair value of our one reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The goodwill balance at June 30, 2021 and 2020 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2021.

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

During the year ended June 30, 2021, we recognized a write-down of inventory in the amount of $1.4 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the year ended June 30, 2021 was primarily related to certain inventory lots that deteriorated in quality and germination rates during the year.

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

We are a smaller reporting company; we are not required to provide information typically disclosed under this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Longmont, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company believes it is uncertain it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet future covenants associated with its credit agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

September 27, 2021

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2021	June 30, 2020
CURRENT ASSETS
Cash and cash equivalents	$3,527,937	$4,123,094
Accounts receivable, net	19,389,213	19,023,098
Inventories, net	63,395,256	63,882,938
Prepaid expenses and other current assets	1,555,530	1,374,677
TOTAL CURRENT ASSETS	87,867,936	88,403,807
Property, plant and equipment, net	17,740,974	20,494,312
Intangibles, net	37,130,942	38,784,058
Goodwill	1,651,634	1,508,675
Other assets	7,079,490	6,764,781
TOTAL ASSETS	$151,470,976	$155,955,633
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,947,918	$8,045,694
Deferred revenue	385,328	6,171,904
Accrued expenses and other current liabilities	9,134,869	9,618,892
Lines of credit, net	33,946,565	26,983,264
Current portion of long-term debt, net	1,681,166	1,780,522
TOTAL CURRENT LIABILITIES	61,095,846	52,600,276
Long-term debt, net, less current portion	11,590,500	14,328,823
Contingent consideration obligation	741,552	4,263,503
Other non-current liabilities	3,649,885	3,427,054
TOTAL LIABILITIES	77,077,783	74,619,656
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,772,983 issued and 36,747,983 outstanding at June 30, 2021; 33,457,861 issued and 33,432,861 outstanding at June 30, 2020;	36,773	33,458
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	149,684,357	137,809,540
Accumulated deficit	(69,311,909)	(50,140,942)
Accumulated other comprehensive loss	(5,850,826)	(6,111,424)
Noncontrolling interests	(31,006)	(120,459)
TOTAL STOCKHOLDERS' EQUITY	74,393,193	81,335,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,470,976	$155,955,633

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2021	2020
Revenue	$84,049,036	$79,582,198
Cost of revenue	70,372,139	64,647,936
Gross profit	13,676,897	14,934,262
Operating expenses
Selling, general and administrative expenses	21,867,529	21,348,092
Research and development expenses	8,515,786	7,336,754
Depreciation and amortization	5,469,581	5,036,464
Gain on disposal of property, plant and equipment	(1,906,738)	(23,299)
Total operating expenses	33,946,158	33,698,011
Loss from operations	(20,269,261)	(18,763,749)
Other (income) expense
Foreign currency (gain) loss	(94,214)	98,620
Change in estimated value of assets held for sale	—	92,931
Change in contingent consideration obligation	(4,016,904)	(302,139)
Government grant income	—	(1,958,600)
Loss on extinguishment of debt	—	140,638
Interest expense - amortization of debt discount	689,514	555,049
Interest expense	2,283,215	1,970,882
Loss before income taxes	(19,130,872)	(19,361,130)
Provision for income taxes	(24,358)	385,968
Net loss	$(19,106,514)	$(19,747,098)
Net income (loss) attributed to noncontrolling interests	64,453	(72,774)
Net loss attributable to S&W Seed Company	$(19,170,967)	$(19,674,324)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.55)	$(0.59)
Diluted	$(0.55)	$(0.59)
Weighted average number of common shares outstanding:
Basic	34,590,883	33,348,263
Diluted	34,590,883	33,348,263

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2021	2020
Net loss	$(19,106,514)	$(19,747,098)
Foreign currency translation adjustment, net of income taxes	260,598	27,043
Comprehensive loss	$(18,845,916)	$(19,720,055)
Comprehensive income (loss) attributable to noncontrolling interests	64,453	(72,774)
Comprehensive loss attributable to S&W Seed Company	$(18,910,369)	$(19,647,281)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2019	—	$—	33,303,218	$33,303	(25,000)	$(134,196)	$136,751,875	$(30,466,618)	$(47,685)	$(6,138,467)	$99,998,212
Stock-based compensation - options, restricted stock, and Restricted Stock Units, or RSUs	—	—	—	—	—	—	1,167,951	—	—	—	1,167,951
Net issuance to settle RSUs	—	—	154,643	155	—	—	(110,286)	—	—	—	(110,131)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	27,043	27,043
Net loss	—	—	—	—	—	—	—	(19,674,324)	(72,774)	—	(19,747,098)
Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,766,353	—	—	—	1,766,353
Net issuance to settle RSUs	—	—	307,107	307	—	—	(111,839)	—	—	—	(111,532)
Proceeds from sale of common stock, net of fees and expenses	—	—	3,008,015	3,008	—	—	10,220,303	—	—	—	10,223,311
Capital contribution from minority shareholder of subsidiary	—	—	—	—	—	—	—	—	25,000	—	25,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	260,598	260,598
Net loss	—	—	—	—	—	—	—	(19,170,967)	64,453	—	(19,106,514)
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,106,514)	$(19,747,098)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	1,766,353	1,167,951
Change in allowance for doubtful accounts	(235,201)	(255,000)
Inventory write-down	1,416,029	2,344,800
Depreciation and amortization	5,469,581	5,036,464
Gain on disposal of property, plant and equipment	(1,906,738)	(23,299)
Change in foreign exchange contracts	79,403	(7,615)
Change in contingent consideration obligation	(4,016,904)	(302,139)
Change in estimated value of assets held for sale	—	92,931
Amortization of debt discount	689,514	555,049
Loss on debt extinguishment	—	140,638
Changes in:
Accounts receivable	504,021	(1,819,625)
Inventories	648,448	11,083,296
Prepaid expenses and other current assets	(120,030)	412,526
Other non-current asset	54,259	(96,398)
Accounts payable	7,265,195	(2,879,541)
Deferred revenue	(5,786,697)	(2,882,359)
Accrued expenses and other current liabilities	(964,282)	2,125,503
Other non-current liabilities	22,521	(709,711)
Net cash used in operating activities	(14,221,042)	(5,763,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,079,880)	(1,972,231)
Proceeds from disposal of property, plant and equipment	782,645	34,410
Proceeds from sale of assets held for sale	2,771,480	1,757,069
Acquisition of germplasm	(8,499)	—
Acquisition of business, net of cash acquired	—	(7,472,618)
Acquisition of wheat assets	—	(2,633,000)
Net cash provided by (used in) investing activities	2,465,746	(10,286,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	10,223,311	—
Taxes paid related to net share settlements of stock-based compensation awards	(111,532)	(110,132)
Borrowings and repayments on lines of credit, net	4,954,687	16,819,564
Borrowings of long-term debt	385,636	3,865,780
Capital contribution from minority shareholder of subsidiary	25,000	—
Debt issuance costs	(196,952)	(907,392)
Repayments of long-term debt	(4,387,465)	(2,618,121)
Net cash provided by financing activities	10,892,685	17,049,699
EFFECT OF EXCHANGE RATE CHANGES ON CASH	267,454	(308,410)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(595,157)	691,292
CASH AND CASH EQUIVALENTS, beginning of the period	$4,123,094	$3,431,802
CASH AND CASH EQUIVALENTS, end of period	$3,527,937	$4,123,094
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$2,244,478	$1,984,703
Income taxes	366,502	272,027

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

On April 1, 2013, the Company, together with its wholly-owned subsidiary, S&W Holdings Australia Pty Ltd, an Australia corporation (f/k/a S&W Seed Australia Pty Ltd), or S&W Holdings, consummated an acquisition of all of the issued and outstanding shares of Seed Genetics International Pty Ltd, an Australia corporation, or SGI, from SGI’s shareholders. In April 2018, SGI changed its name to S&W Seed Company Australia Pty Ltd, or S&W Australia.

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

As part of the Company’s 2018 acquisition of all assets of Chromatin, Inc., the Company acquired 51.0% of Sorghum Solutions South Africa.

In February 2020, S&W Australia acquired all of the issued and outstanding shares of Pasture Genetics Ltd., or Pasture Genetics, from Pasture Genetics’ sole shareholder.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company owns seed cleaning and processing facilities, which are located in Nampa, Idaho, Dumas, Texas, New Deal, Texas Keith, South Australia and Penfield, South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic initiatives.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company's exercises control. Outside stockholders' interests in subsidiaries are shown on the consolidated financial statements as Noncontrolling interests.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements. We have recorded a combined $0.6 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2021.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. One customer accounted for 19% of its revenue for the year ended June 30, 2021. One customer accounted for 26% of its revenue for the year ended June 30, 2020.

One customer accounted for 11% of the Company’s accounts receivable at June 30, 2021. One customer accounted for 21% of the Company’s accounts receivable at June 30, 2020.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 56% and 54% of revenue during the years ended June 30, 2021 and 2020, respectively. The net book value of fixed assets located outside the United States was 19% and 17% of total fixed assets at June 30, 2021 and June 30, 2020, respectively. Cash balances located outside of the United States may not be insured and totaled $204,813 and $1,690,748 at June 30, 2021 and June 30, 2020, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2021		2020
United States	$37,124,047	44%	$36,724,591	46%
Australia	21,470,810	26%	15,079,996	19%
Saudi Arabia	5,911,498	7%	9,189,291	12%
South Africa	2,456,216	3%	2,182,553	3%
China	2,042,585	2%	817,867	1%
Pakistan	2,041,548	2%	2,124,038	3%
Mexico	1,928,856	2%	2,454,504	3%
Argentina	1,838,648	2%	681,183	1%
Libya	1,249,554	1%	1,142,920	1%
Sudan	1,218,168	1%	1,308,874	1%
Other	6,767,106	8%	7,876,381	10%
Total	$84,049,036	100%	$79,582,198	100%

Liquidity and Covid-19 Pandemic

The Company is monitoring the impact of the COVID-19 pandemic on its business, including its results of operations and financial condition, and has implement measures designed to protect the health and safety of its employees while continuing its operations.

The Company’s sales efforts historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures. As a result, the Company shifted its sales activities to video conferencing and similar customer interaction models and continues to evaluate its sales approach, but the Company has found these alternative approaches to generally be less effective than in-person sales efforts. In particular, the Company’s sales cycle is highly seasonal, and the majority of its sales season activities for the United States and Australia are typically concentrated between March and June of each year. If ongoing measures to protect against COVID-19 remain in effect throughout the 2022 sales season, the Company may experience similar negative impacts that it experienced during the 2020 and 2021 sales seasons.

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

During the year ended June 30, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs.  The Company expects these logistical challenges to persist well into fiscal 2022.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, and the Company’s secured promissory notes with Conterra Agriculture Capital, LLC contains various operating and financial covenants (See Note 9). The COVID-19 pandemic has increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the loan and security agreement with CIBC requires the Company to comply with a minimum EBITDA covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021 and a fixed charge coverage ratio, tested on a trailing twelve-month basis beginning with the quarter ending March 31, 2022. It also requires the Company to maintain minimum liquidity of no less than $3,000,000 at all times. The Company was not in compliance with certain covenants as of June 30, 2021 and has obtained waivers and/or amendments from CIBC and Conterra (Note 9). The Company believes it is uncertain it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to meet these covenants, the Company will need to raise additional capital or secure future waivers and/or amendments from its lenders. There can be no assurance the Company will be successful in raising additional capital or securing future waivers and/or amendments from its lenders. If the Company is unable to raise sufficient additional capital or secure future waivers and/or amendments, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $57,582 and $1,366,220 at June 30, 2021 and June 30, 2020, respectively.

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

Components of inventory are:

	June 30, 2021	June 30, 2020
Raw materials and supplies	$2,722,832	$1,227,185
Work in progress	6,662,006	4,395,503
Finished goods	54,010,418	58,260,250
	$63,395,256	$63,882,938

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 15 years for trade names and 18 years for other intangible assets.

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

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2021 and June 30, 2020 on its one reporting unit and determined that goodwill was not impaired. See Note 7 for further information.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at June 30, 2021 and 2020, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made in fiscal years 2021 or 2020.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2021 and 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Years Ended June 30,
	2021	2020
Numerator:
Net loss attributable to S&W Seed Company	$(19,170,967)	$(19,674,324)
Numerator for basis EPS	(19,170,967)	(19,674,324)
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(19,170,967)	$(19,674,324)
Denominator:
Denominator for basic EPS-weighted- average shares	34,590,883	33,348,263
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	34,590,883	33,348,263
Basic EPS	$(0.55)	$(0.59)
Diluted EPS	$(0.55)	$(0.59)

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$96,466	$—
Contingent consideration obligations	$—	$—	$741,552
Total	$—	$96,466	$741,552

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$35,218	$—
Contingent	$—	$—	$4,263,503
Total	$—	$35,218	$4,263,503

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

Recently Issued, but Not Yet Adopted, Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company has not yet adopted this ASU. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the year ended June 30, 2021. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	June 30, 2021
Assets:
Right of use assets - operating leases	Other assets	$4,314,802

Right of use assets - finance leases	Other assets	$2,241,739
Accumulated amortization - finance leases	Other assets	(894,200)
Right of use assets - finance leases, net	Other assets	1,347,539
Total lease assets		$5,662,341

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	$909,413
Current lease liabilities	Accrued expenses and other current liabilities	1,204,944
Long-term debt, net	Long-term debt, net	1,108,709
Long-term lease liabilities	Other non-current liabilities	3,298,160
Total lease liabilities		$6,521,226

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Year Ended June 30, 2021
Operating lease cost	Cost of revenue	$404,884
Operating lease cost	Selling, general and administrative expenses	677,862
Operating lease cost	Research and development expenses	260,621
Finance lease cost	Depreciation and amortization and Interest expense	656,981
Total lease costs		$2,000,348

Maturities of lease liabilities as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases
2022	$1,387,530	$975,090
2023	1,057,064	841,807
2024	964,599	269,876
2025	626,158	38,105
2026	547,674	7,960
After 2026	339,240	$—
Total lease payments	4,922,265	2,132,838
Less: Interest	$(419,161)	$(114,716)
Present value of lease liabilities	$4,503,104	$2,018,122

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of June 30, 2021:

Operating lease remaining lease term	4.6 years
Operating lease discount rate	4.21%
Finance lease remaining lease term	2.34 years
Finance lease discount rate	5.17%
Cash paid for operating leases	$1,023,841
Cash paid for finance leases	$1,403,749

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

Payments Due from Corteva and Pioneer

The Company received a payment of $45.0 million in fiscal 2019, $16.7 million in fiscal 2020, $8.3 million in fiscal 2021 from Pioneer/Corteva, which totaled $70.0 million. Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million is reported as licensing revenue in the consolidated statement of operations for the year ended June 30, 2019.

The remaining amounts were recognized as revenue as the seed was delivered to Corteva through March 2021.  The amount allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach. The unbilled receivable is $0 as of June 30, 2021.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services, 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company's revenue by type of contract:

	Years Ended June 30,
	2021	2020
Pioneer product sales	$14,198,857	$19,681,450
Other product sales	67,234,359	57,896,346
Services	2,615,820	2,004,402
	$84,049,036	$79,582,198

Pioneer Product Sales

For the years ended June 30, 2021 and 2020, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Services

Revenue from milling services, conditioning, treating and packaging services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the year ended June 30, 2021, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $235,201.  During the period ended June 30, 2020, the Company recognized bad debt expense of $255,000 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.  During the year ended June 30, 2021, the Company recognized $6.2 million of revenue that was included in the deferred balance as of June 30, 2020. During the year ended June 30, 2020, the Company recognized $9.1 million of revenue that was included in the deferred balance as of June 30, 2019.

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

The Company incurred acquisitions costs of $476,454 during the year ended June 30, 2020 that have been recorded in selling, general and administrative expenses on the consolidated statement of operations. The results of the Pasture Genetics acquisition are included in our consolidated financial statements from the date of acquisition through June 30, 2021.

The following unaudited pro forma financial information presents results as if the Acquisition occurred on July 1, 2019.

Year Ended June 30, 2020
Revenue	$88,664,131
Net loss	$(20,299,845)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended June 30, 2020 include the elimination of acquisition charges of $476,454 and amortization of acquired intangibles of $327,707.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the years ended June 30, 2021 and 2020, respectively.

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2021
Goodwill	$1,508,675	$—	$—	$142,959	$1,651,634

	Balance at July 1, 2019	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2020
Goodwill	$—	$1,452,436	$—	$56,239	$1,508,675

For the years ended June 30, 2021 and 2020, the Company determined there was no impairment on its intangible assets. Refer to Note 4 for further information.

Intangible assets consist of the following:

	Balance at July 1, 2020	Additions	Amortization	Currency Translation Adjustment	Balance at June 30, 2021
Trade name	$1,479,278	$—	$(206,311)	$37,522	$1,310,489
Customer relationships	6,187,086	—	(376,431)	491,936	6,302,591
Non-compete	21,312	—	(16,254)	—	5,058
GI customer list	57,310	—	(7,164)	—	50,146
Supply agreement	926,507	—	(75,633)	—	850,874
Grower relationships	1,542,393	—	(105,405)	—	1,436,988
Intellectual property	25,415,665	388,499	(1,376,307)	—	24,427,857
In process research and development	380,000	(380,000)	—	—	—
License agreement	2,300,059	—	(176,646)	216,856	2,340,269
Internal use software	474,448	—	(67,778)	—	406,670
	$38,784,058	$8,499	$(2,407,929)	$746,314	$37,130,942

	Balance at July 1, 2019	Additions	Amortization	Currency Translation Adjustment	Balance at June 30, 2020
Trade name	$1,205,346	$402,215	$(139,999)	$11,716	$1,479,278
Customer relationships	1,055,747	5,143,084	(202,197)	190,452	6,187,086
Non-compete	30,267	—	(8,955)	—	21,312
GI customer list	64,475	—	(7,165)	—	57,310
Supply agreement	1,002,154	—	(75,647)	—	926,507
Grower relationships	1,647,800	—	(105,407)	—	1,542,393
Intellectual property	26,786,468	—	(1,370,803)	—	25,415,665
In process research and development	380,000	—	—	—	380,000
License agreement	—	2,400,863	(135,295)	34,491	2,300,059
Internal use software	542,227	—	(67,779)	—	474,448
	$32,714,484	$7,946,162	$(2,113,247)	$236,659	$38,784,058

Amortization expense totaled $2,407,929 and $2,113,247 for the years ended June 30, 2021 and 2020, respectively. Estimated aggregate remaining amortization is as follows:

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$2,474,218	$2,396,478	$2,373,943	$2,362,393	$2,275,976	$25,247,934

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

The acquired assets did not meet the definition of a business in the Accounting Standards Codification.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30, 2021	June 30, 2020
Land and improvements	$2,297,529	$2,157,663
Buildings and improvements	8,196,593	10,014,879
Machinery and equipment	13,935,053	13,550,413
Vehicles	1,046,937	2,087,634
Leasehold Improvements	552,810	552,810
Construction in progress	48,480	71,316
Total property, plant and equipment	26,077,402	28,434,715
Less: accumulated depreciation	(8,336,428)	(7,940,403)
Property, plant and equipment, net	$17,740,974	$20,494,312

Depreciation expense totaled $2,518,356 and $2,580,234 for the years ended June 30, 2021 and 2020, respectively.

NOTE 9 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	June 30, 2021	June 30, 2020
Working capital lines of credit
CIBC	14,500,000	11,205,664
National Australia Bank Limited	19,494,800	16,437,600
National Australia Bank Limited Overdraft Facility	617,471	—
Debt issuance costs	(665,706)	(660,000)
Total working capital lines of credit, net	$33,946,565	$26,983,264
Current portion of long-term debt
Finance leases	$909,413	$809,632
Debt issuance costs	(5,077)	$(8,154)
Term Loan - National Australia Bank Limited	374,900	342,450
Machinery & equipment loans - National Australia Bank Limited	165,802	272,997
Vehicle loans - Toyota Finance	—	200,779
Secured real estate note - Conterra	275,684	202,374
Debt issuance costs	(39,556)	(39,556)
Total current portion, net	1,681,166	1,780,522
Long-term debt, less current portion
Finance leases	1,108,709	1,642,975
Debt issuance costs	(1,847)	(6,923)
Term loan - National Australia Bank Limited	2,999,200	3,082,050
Machinery & equipment loans - National Australia Bank Limited	526,564	396,404
Vehicle loans - Toyota Finance	—	313,470
Secured real estate note - Conterra	6,974,356	8,956,885
Debt issuance costs	(16,482)	(56,038)
Total long-term portion, net	11,590,500	14,328,823
Total debt, net	$13,271,666	$16,109,345

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020 December 30, 2020, May 12, 2021 and September 27, 2021. As amended, the Loan Agreement provides for a $25.0 million credit facility. The following is a summary of certain terms of the CIBC Credit Facility:

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

•

Loans may be based on (i) a Base Rate plus 1.0% per annum or (ii) LIBOR Rate plus 3.0% per annum (both as defined in the Loan Agreement), generally at the Company’s option. Pursuant to the September 27, 2021 amendment, the Loans will be based on Prime plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.
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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with the Company’s fixed charge coverage ratio as of June 30, 2021 and suspended the Company’s fixed charge coverage ratio financial covenants for the fiscal quarters ending September 30, 2021 and December 31, 2021 and replaced that financial covenant with a minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021.  Pursuant to the September 2021 amendment, the Company reverts back to its previous financial covenant to require that it maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00 for the fiscal quarters ended March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the September 2021 amendment, the Company is required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. After giving effect to the September 2021 amendment, the Company was in compliance with the Loan Agreement for the year ended June 30, 2021.

As of June 30, 2021, there was approximately $6.7 million of unused availability on the CIBC Credit Facility

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued two secured promissory notes, or the Notes, to Conterra as follows:

The secured real estate note was issued in the principal amount of $10.4 million, bears interest at 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures, or the Real Estate Collateral, located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company signed an amendment to extend the maturity date to November 30, 2022, and revise the amount payable under the note. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The Company will also make three consecutive semi-annual principal and interest payments of approximately $388,045, beginning on July 1, 2021; and a one-time final payment of approximately $7,184,109 on November 30, 2022. The Company was not in compliance with certain financial covenants as of June 30, 2021.  The Company has obtained a waiver for the year ended June 30, 2021.

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

Australian Facilities

At June 30, 2021, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,247,000).

In June 2020, S&W Australia executed documentation to consolidate Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020.  The consolidated debt facilities with NAB provide for up to an aggregate of AUD $35,500,000 (USD $26,617,900) of credit as of June 30, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $3,000,000 (USD $2,249,400 at June 30, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $19,494,800 at June 30, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD 2,249,400) for a three-month period and extended the maturity date of the seasonal credit facility to June 30, 2022.  As of June 30, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of June 30, 2021, AUD $26,823,515 (USD $20,112,272) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,374,100 at June 30, 2021). Required annual principal payments of AUD $500,000 on the Term Loan will commence on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates, beginning in August 2021 through June 2026 and have interest rates ranging from 2.86% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,499,600) at June 30, 2021.  As of June 30, 2021, AUD $892,602 (USD $669,273) was outstanding under S&W Australia’s master asset finance facility.

•

S&W Australia had a facility for the machinery and equipment used in the operations of the Keith building. The final repayment for this facility was made in February 2021. As of June 30, 2021, AUD $0 (USD $0) was outstanding under this facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2021.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2022	$1,709,832
2023	8,310,934
2024	785,979
2025	2,367,693
2026	160,190
Thereafter	—
Total	$13,334,628

NOTE 10 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2021	2020
United States	$(22,519,842)	$(18,778,030)
Foreign	3,388,970	(583,100)
Loss before income taxes	$(19,130,872)	$(19,361,130)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2021	2020
Current:
Federal	$—	$—
State	(5,385)	15,972
Foreign	(197,163)	369,996
Total current provision	(202,548)	385,968
Deferred:
Federal	—	—
State	—	—
Foreign	178,190	—
Total deferred provision (benefit)	178,190	—
Provision (Benefit) for income taxes	$(24,358)	$385,968

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2021	2020
Tax benefit at statutory tax rate	$(4,018,362)	$(4,065,839)
State benefit, net of federal benefit	(417,868)	(387,398)
Estimated GILTIO Inclusion	5,428	—
Other permanent differences	(86,691)	134,141
Federal and state research credits - current year	(675,527)	(239,373)
Foreign rate differential	431,265	170,693
Shortfall on restricted stock vest	(29,156)	10,526
Change in unrecognized tax benefit	—	11,778
Valuation allowance	5,178,300	4,540,563
Tax law changes	(411,306)
Other	(441)	210,877
	$(24,358)	$385,968

Significant components of the Company's deferred tax assets are shown below.

	June 30,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$15,623,619	$10,681,884
Compensation accruals	312,496	478,696
Allowance for bad debts	1,378,422	1,338,083
Stock compensation	550,471	444,725
Tax credit carry forwards	1,169,978	901,656
Intangible assets	660,103	1,628,858
Lease liability	1,209,560	1,126,905
163(j) limitation interest	723,740	349,003
Other, net	968,138	693,637
Total deferred tax assets	22,596,527	17,643,447
Valuation allowance for deferred tax assets	(19,892,644)	(14,656,843)
Deferred tax assets, net of valuation allowance	2,703,883	2,986,604
Deferred tax liabilities
ROU lease asset	(1,293,365)	(1,253,577)
Fixed assets	(1,588,708)	(1,733,027)
Total deferred tax liabilities	(2,882,073)	(2,986,604)
Net deferred tax asset / (liability)	$(178,190)	$—

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

The Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance was recorded as of June 30, 2017.  The Company’s valuation allowance position has not changed for the years ended June 30, 2021 and June 30, 2020, respectively, as the Company does not believe that it is more likely than not that it will realize its deferred tax assets.  The valuation allowance increased by approximately $5.2 million for the year ended June 30, 2021, related primarily to net operating losses generated in the current year.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers, or NOLs, if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code.  Any unused annual limitation may be carried over to later years.  The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future.  If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.  To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.  As of June 30, 2021, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

As of June 30, 2021, the Company had federal and state net operating loss carryovers of approximately $66.2 million and $23.5 million, respectively, which will begin to expire June 30, 2030, unless previously utilized. A portion of the federal net operating losses generated after June 30, 2018 can be carried forward indefinitely, which total $41.7 million. The Company has federal research credits of $1,115,804 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $157,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire. The Company also has $0 Australian net operating loss carryover as of the year ended June 30, 2021. In addition, the Company has $3.2 million of Section 163(j) interest limitation carryovers as of June 30, 2021 which do not expire.

As of June 30, 2021, the Company has not provided for foreign withholding taxes on approximately $6.0 million of undistributed earnings of its foreign subsidiaries, as these earnings are considered indefinitely reinvested outside of the United States. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2021.

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

The Company has approximately $79,341 of unrecognized tax benefits related to current year tax positions as of June 30, 2021. Included in the unrecognized tax benefits was approximately $62,679 of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position. However, as the Company is in a full valuation allowance position, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2021 and 2020. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

CARES Act

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act.  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. Some of the more significant changes include the ability to carryback net operating losses, the acceleration of AMT credit receivables, and the ability to take 100% bonus on qualified improvement property, or QIP. Of these highlighted provisions, the Company has only recognized the provisional impact of the 100% bonus on QIP in fiscal 2020. With respect to the 163(j) limitation implemented as part of the Tax Cuts and Jobs Act, companies were previously limited to deducting interest to thirty percent of adjusted taxable income per year.  However, with the passage of the CARES Act, companies may elect to use fifty percent of adjusted taxable income in order to calculate the allowable interest deduction for years 2019 and 2020.  These CARES Act provisions did not impact the Company’s tax expense calculations or related income tax account balances for the years ended June 30, 2021 or June 30, 2020.

Consolidated Appropriations Act

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021, or CAA.  The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief tax and health extenders.  The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in fiscal 2021 and beyond.  However, the Company does not anticipate that the provisions of the CAA will impact the Company’s tax expense calculations or related income tax account balances for the year ended June 30, 2021.

NOTE 11 - EQUITY

On September 23, 2020, the entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the 2020 ATM Agreement. For the year ended June 30, 2021, the Company received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement. As of June 30, 2021, the Company had $3.1 million remaining under the ATM Agreement.

In December 2020, the Company’s shareholders approved the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares.

NOTE 12 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $9,114,857 at June 30, 2021 and their maturities range from July 2021 to April 2022.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $96,466 at June 30, 2021 and foreign currency contract liabilities totaled $35,218 at June 30, 2020. The Company recorded a loss on foreign exchange contracts of $79,403 for the year ended June 30, 2021 and a gain on foreign exchange contracts of $7,615 for the year ended June 30, 2020, which are reflected in cost of revenue for the years ended June 30, 2021 and 2020, respectively.

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

NOTE 14 - EQUITY-BASED COMPENSATION

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30,
	2021	2020
Risk free rate	0.24%-0.33%	0.3%-1.66%
Dividend yield	0%	0%
Volatility	52.1%-53.0%	39.4%-48.9%
Average forfeiture assumptions	2.3%	1.1%

During the year ended June 30, 2021, the Company granted 976,924 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $2.41 - $2.48. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2021 and 2020 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2019	1,122,752	$3.55	8.0	$34,135
Granted	1,899,934	2.36	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(146,792)	4.12	—	—
Outstanding at June 30, 2020	2,875,894	2.74	8.6	22,409
Granted	976,924	2.41	—	—
Exercised	(65,990)	2.48	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at June 30, 2021	3,776,568	2.65	8.0	3,962,766
Options vested and exercisable at June 30, 2021	1,965,712	2.87	7.4	1,728,490
Options vested and expected to vest as of June 30, 2021	3,770,648	$2.65	8.0	$3,955,427

The weighted average grant date fair value of options granted and outstanding at June 30, 2021 was $1.00. At June 30, 2021, the Company had $1,381,775 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.77 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the years ended June 30, 2021 and 2020, the Company issued 291,206 and 417,933 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards during the years ended June 30, 2021 and 2020 totaled $1,965,712 and $940,700, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $866,017 and $700,724 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2021 and 2020, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2019	157,204	$2.69	1.4
Granted	417,933	2.25	2.8
Vested	(177,010)	2.45	—
Forfeited	(1,324)	2.83	—
Nonvested restricted units outstanding at June 30, 2020	396,803	2.33	1.6
Granted	291,206	2.59	1.9
Vested	(326,439)	2.36	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2021	361,570	$2.51	1.3

At June 30, 2021, the Company had $585,081 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.29 years.

At June 30, 2021, there were 3,651,594 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2021 and 2020, totaled $1,766,353 and $1,167,951, respectively.

NOTE 15 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2021 and 2020, respectively.

	Years Ended June 30,
	2021	2020
Purchases of equipment classified as finance lease	(696,303)	(468,390)
Contingent consideration issued	—	(4,407,887)

NOTE 16 – PAYCHECK PROTECTION PROGRAM

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

When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of PPP, and therefore considered the loan to be substantively a conditional government grant.  The Company has performed initial calculations for PPP loan forgiveness and expects that the PPP loan will be forgiven in full because 1) the Company has, prior to June 30, 2020, utilized all of the proceeds for payroll and other qualified expenses and 2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

As such, the Company has decided that the PPP loan should be accounted for as a government grant.  As US GAAP does not contain guidance on the accounting for government grants, the Company is following the guidance in International Accounting Standards, or IAS, 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” As discussed above, the Company believes there is reasonable assurance it will meet the terms of forgiveness.  Under IAS 20, government grants are recognized in income as required activities are undertaken.  As the Company believes that it completed the required activities by utilizing PPP proceeds for payroll and other qualified expenditures prior to June 30, 2020, it has recognized PPP grant income for the full amount of the PPP loan, $1,958,600, and no liability for the PPP loan is reflected in the consolidated balance sheet as of June 30, 2021 or 2020.

In December 2020 the Company submitted an application to have the PPP loan forgiven.  In March 2021, the PPP loan was forgiven in full.

NOTE 17 - SUBSEQUENT EVENTS

S&W Australia is currently in the process of modifying its seasonal credit facility with NAB. This agreement is expected to increase the credit limit of the Company’s seasonal credit facility by $6,000,000 AUD ($4,498,800 USD), reduce the overdraft facility by $1,000,000 AUD ($749,800 USD) and extend the maturity date of the existing facilities until September 30, 2023.

During the month of September 2021, NAB provided a temporary increase in the seasonal credit facility of $3,700,000 AUD ($2,774,260 USD) while the Company works to complete its new long-term credit agreement with NAB. The Company expects this new credit agreement to be completed by mid-October 2021.

On September 27, 2021, the Company entered into a Fourth Amendment to the Loan and Security Agreement with CIBC, which amended the Loan Agreement. Pursuant to the amendment, among other things (i) CIBC waived noncompliance with the Company’s fixed charge coverage ratio as of June 30, 2021, (ii) CIBC suspended the Company’s fixed charge coverage ratio financial covenants under the Loan Agreement for the fiscal quarters ending September 30, 2021 and December 30, 2021 and replaced that financial covenant with a minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021; (iii) the Company is required to maintain liquidity no less than $3,000,000 for the remainder of the term of the Loan Agreement; and (iv) CIBC modified the interest rate on the Loan to Prime plus 2.0% per annum. Pursuant to the September 2021 amendment, the Company reverts back to its previous financial covenant to require that it maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00, beginning with the fiscal quarter ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter.  Except as modified by the foregoing amendment, all terms and conditions of the loan agreement with CIBC remain in full force and effect.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, or the Evaluation Date. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 27, 2021, the Company entered into a Fourth Amendment to the Loan and Security Agreement with CIBC, which amended the Loan Agreement. Pursuant to the amendment, among other things (i) CIBC waived noncompliance with the Company’s fixed charge coverage ratio as of June 30, 2021, (ii) CIBC suspended the Company’s fixed charge coverage ratio financial covenants under the Loan Agreement for the fiscal quarters ending September 30, 2021 and December 30, 2021 and replaced that financial covenant with a minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021; (iii) the Company is required to maintain liquidity no less than $3,000,000 for the remainder of the term of the Loan Agreement; and (iv) modified the interest rate on the Loan to Prime plus 2.0% per annum. Pursuant to the September 2021 amendment, the Company reverts back to its previous financial covenant to require that it maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00, beginning with the fiscal quarter ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter.  Except as modified by the foregoing amendment, all terms and conditions of the loan agreement with CIBC remain in full force and effect.

On September 27, 2021, the Company entered into revised employment agreements with each of Mark W. Wong, President and Chief Executive Officer, Matthew K. Szot, the Company's Executive Vice President of Finance and Administration and Chief Financial Officer, and Donald M. Panter, Executive Vice President, Americas.

CEO Employment Agreement

Pursuant to Mr. Wong's employment agreement, Mr. Wong is entitled to continue to receive an annual base salary of $525,000, and he continues to be eligible to receive an annual performance bonus, comprised of three parts: (i) a cash bonus with an initial target amount of $393,750 (up to a maximum of $525,000); (ii) an RSU award with an initial target value of $210,000 (up to a maximum of $315,000); and (iii) a stock option award with an initial target value of $600,000 (up to a maximum of $1,000,000).

Mr. Wong is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to our other executive or key management employees.

The employment agreement also provides for certain severance benefits, each subject to a requirement that Mr. Wong provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•

In the event Mr. Wong’s employment is terminated without cause or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive (i) continuation of his base salary for twelve (12) months, (ii) a lump sum payment equal to 100% of his target cash bonus, (iii) full acceleration of the vesting of all of his outstanding equity grants and awards, and any outstanding stock option will remain exercisable for the remainder of the full term of the option, and (iv) payment or reimbursement of COBRA premiums for twelve (12) months.

•

If Mr. Wong’s employment is terminated without cause or he resigns for good reason during the three (3) months before or twelve (12) months after the effective date of a change of control (as defined in the employment agreement), he will be eligible to receive full acceleration of the vesting of all of his outstanding equity grants and awards, and any outstanding stock option will remain exercisable for the remainder of the full term of the option, and payment or reimbursement of COBRA premiums for twenty-four (24) months (or thirty-six (36) months in the event the Transaction Price (as defined below) is at least $10).  In addition, Mr. Wong will be eligible to receive a lump sum cash payment equal to: (i) twenty-four (24) months of his base salary, plus (ii) 200% of his target cash bonus, plus (iii) contingent and depending upon the value of the per share consideration payable in connection with the change of control (the “Transaction Price”), a percentage of the combined target dollar value of the RSU award and stock option award included in Mr. Wong’s annual performance bonus, as follows:

Transaction Price	% of Combined Target Value
$6.00 to $9.00	200%
$9.01 to $12.00	250%
>$12.00	300%

CFO Employment Agreement

Pursuant to Mr. Szot's employment agreement, Mr. Szot is entitled to continue to receive an annual base salary of $325,000, and he continues to be eligible to receive an annual performance bonus, comprised of three parts: (i) a cash bonus with an initial target amount of $243,750 (up to a maximum of $325,000); (ii) an RSU award with an initial target value of $65,000 (up to a maximum of $130,000); and (iii) a stock option award with an initial target value of $200,000 (up to a maximum of $300,000).

Mr. Szot is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to our other executive officers.  In addition, the Company is obligated to maintain a term life insurance policy for the benefit of Mr. Szot's beneficiaries.

The employment agreement also provides for certain severance benefits, each subject to a requirement that Mr. Szot provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•

In the event Mr. Szot’s employment is terminated without cause or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive (i) continuation of his base salary for twelve (12) months, (ii) a lump sum payment equal to 100% of his target cash bonus, (iii) full acceleration of the vesting of all of his outstanding equity grants and awards, and any outstanding stock options will remain exercisable for up to twelve (12) months following termination, and (iv) payment or reimbursement of COBRA premiums for twelve (12) months.

•

If Mr. Szot’s employment is terminated without cause or he resigns for good reason during the three (3) months before or twelve (12) months after the effective date of a change of control (as defined in the employment agreement), he will be eligible to receive full acceleration of the vesting of all of his outstanding equity grants and awards, and any outstanding stock options will remain exercisable for up to twelve (12) months following termination, and payment or reimbursement of COBRA premiums for eighteen (18) months (or twenty-four (24) months in the event the Transaction Price is at least $10).  In addition, Mr. Szot will be eligible to receive a lump sum cash payment equal to: (i) eighteen (18) months of his base salary, plus (ii) 150% of his target cash bonus, plus (iii) contingent and depending upon the Transaction Price, a percentage of the combined target dollar value of the RSU award and stock option award included in Mr. Szot’s annual performance bonus, as follows:

Transaction Price	% of Combined Target Value
$6.00 to $9.00	125%
$9.01 to $12.00	150%
>$12.00	200%

EVP, Americas Employment Agreement

Pursuant to Mr. Panter’s employment agreement, Mr. Panter is entitled to continue to receive an annual base salary of $300,000, and he continues to be eligible to receive an annual performance bonus, comprised of three parts: (i) a cash bonus with an initial target amount of $150,000 (up to a maximum of $225,000); (ii) an RSU award with an initial target value of $60,000 (up to a maximum of $120,000); and (iii) a stock option award with an initial target value of $125,000 (up to a maximum of $250,000).

Mr. Panter is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to our other executive officers.

The employment agreement also provides for certain severance benefits, each subject to a requirement that Mr. Panter provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•

In the event Mr. Panter’s employment is terminated without cause or he resigns for good reason (each as defined in the employment agreement), he will be entitled to receive (i) continuation of his base salary for twelve (12) months, (ii) a lump sum payment equal to 100% of his target cash bonus, (iii) acceleration of vesting of 1/3 of the then-unvested portion of his equity grants and awards, and any outstanding stock options will remain exercisable for up to twelve (12) months following termination, and (iv) payment or reimbursement of COBRA premiums for twelve (12) months.

•

If Mr. Panter’s employment is terminated without cause or he resigns for good reason during the three (3) months before or twelve (12) months after the effective date of a change of control (as defined in the employment agreement), he will be eligible to receive full acceleration of the vesting of all of his outstanding equity grants and awards, and any outstanding stock options will remain exercisable for up to twelve (12) months following termination, and payment or reimbursement of COBRA premiums for eighteen (18) months.  In addition, Mr. Panter will be eligible to receive a lump sum cash payment equal to: (i) eighteen (18) months of his base salary, plus (ii) 150% of his target cash bonus.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

(b) Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. (“IVS”), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	001-34719	2.1	10/2/12

2.2†	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. (“Pioneer”), dated December 19, 2014	8-K	001-34719	2.1	12/29/14

2.3†	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	2.1	1/7/15

2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	2.6	9/28/15

2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	2.7	9/28/15

2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 4, 2017	10-Q	001-34719	2.1	2/8/18

2.7	Asset Acquisition Agreement between the Registrant, SV Genetics Pty Ltd, Seed Genetics International Pty Ltd, David John Holman, Alan Irvine Scott, Trevor Bailie, Bottrell Precision Ventures, LLC and James R. Bennett, dated May 27, 2016	8-K	001-34719	2.1	5/31/16

2.8	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	001-34719	2.8	9/20/18

2.9	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

2.10	Share Sale Agreement by and among S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020	10-Q	001-34719	10.1	5/14/20

3.1	Registrant’s Articles of Incorporation	8-K	001-34719	3.1	12/19/11

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-34719	3.1	10/25/18

3.3	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto	10-Q	001-34719	3.3	5/14/20

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock	10-K	001-34719	4.3	9/23/20

10.1†	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.4	1/7/15

10.2†	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.6	1/7/15

10.3	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.11	1/7/15

10.4	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.12	1/7/15

10.5	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.13	1/7/15

10.6	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.14	1/7/15

10.7	Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated December 31, 2014	8-K	001-34719	10.15	1/7/15

10.8	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated April 23, 2015	10-K	001-34719	10.25	9/28/15

10.9	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.16	1/7/15

10.10	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.11*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.12*	S&W Seed Company 2019 Equity Incentive Plan, as amended (the “Plan”)	8-K	001-34719	10.1	12/18/20

10.13*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.14*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.15*	Employment Agreement between the Registrant and Matthew K. Szot, dated September 27, 2021					X

10.16*	Employment Agreement between the Registrant and Mark W. Wong, dated September 27, 2021					X

10.17*	Employment Agreement between the Company and Donald Panter, dated September 27, 2021					X

10.18*	Employment Agreement between the Company and David Callachor, dated September 27, 2021					X

10.19†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.20	Registration Rights Agreement between the Registrant and the investors named therein, dated July 19, 2017	8-K	001-34719	99.2	7/20/17

10.21	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.2	10/12/17

10.22	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.23	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18

10.24	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 9, 2018	10-K	001-34719	10.73	9/20/18

10.25	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP Partners, L.P.	8-K	001-34719	10.3	9/6/18

10.26††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.27	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020	10-K	001-34719	10.27	9/23/20

10.28	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.29	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020	10-K	001-34719	10.29	9/23/20

10.30	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Ptd Ltd, dated February 17, 2020	10-K	001-34719	10.30	9/23/20

10.31††	Termination Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019	10-K	001-34719	10.31	9/23/20

10.32††	Alfalfa License Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019	10-K	001-34719	10.32	9/23/20

10.33	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020	10-Q	001-34719	10.2	11/12/20

10.34	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	2/11/21

10.35	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.	10-Q	001-34719	10.1	5/13/21

10.36	Third Amendment to Loan and Security Agreement, dated May 12, 2021, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	5/13/21

10.37	Fourth Amendment to Loan and Security Agreement, dated September 27, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)					X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X
101.SCH	XBRL Shema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

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

Date:  September 28, 2021

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

Signature	Title	Date

/s/ Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2021
Mark W. Wong

/s/ Matthew K. Szot	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2021
Matthew K. Szot

/s/ Mark J. Harvey	Chairman of the Board	September 28, 2021
Mark J. Harvey

/s/ David A. Fischhoff	Director	September 28, 2021
David A. Fischhoff

/s/ Consuelo E. Madere	Director	September 28, 2021
Consuelo E. Madere

/s/ Alexander C. Matina	Director	September 28, 2021
Alexander C. Matina

/s/ Charles B. Seidler	Director	September 28, 2021
Charles B. Seidler

/s/ Robert D. Straus	Director	September 28, 2021
Robert D. Straus

/s/ Alan D. Willits	Director	September 28, 2021
Alan Willits