Form 10-Q
period 2021-09-30
S&W Seed Co
filed 2021-11-12
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended September 30, 2021

or

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

The number of shares outstanding of common stock of the registrant as of November 11, 2021 was 38,715,137.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the potential effects of the COVID-19 pandemic on our business; any statements concerning projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or they prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•

the duration of the COVID-19 pandemic and the extent to which it continues to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

•	changes in demand for our seed products and stevia development program;
•

our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through transactions) and our ability to successfully integrate acquisitions into our operations;

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
•

other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2022,” “fiscal 2021,” and “fiscal 2020” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2022, 2021 and 2020, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2021	June 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$1,894,727	$3,527,937
Accounts receivable, net	22,247,866	19,389,213
Inventories, net	63,270,451	63,395,256
Prepaid expenses and other current assets	1,550,732	1,555,530
TOTAL CURRENT ASSETS	88,963,776	87,867,936
Property, plant and equipment, net	17,500,733	17,740,974
Intangibles, net	36,207,261	37,130,942
Goodwill	1,586,212	1,651,634
Other assets	7,129,149	7,079,490
TOTAL ASSETS	$151,387,131	$151,470,976
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,460,233	$15,947,918
Deferred revenue	706,285	385,328
Accrued expenses and other current liabilities	9,726,059	9,134,869
Lines of credit, net	38,463,464	33,946,565
Current portion of long-term debt, net	8,420,259	1,681,166
TOTAL CURRENT LIABILITIES	74,776,300	61,095,846
Long-term debt, net, less current portion	4,407,195	11,590,500
Contingent consideration obligation	650,970	741,552
Other non-current liabilities	3,678,763	3,649,885
TOTAL LIABILITIES	83,513,228	77,077,783
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 36,802,094 issued and 36,777,094 outstanding at September 30, 2021; 36,772,983 issued and 36,747,983 outstanding at June 30, 2021;	36,802	36,773
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	150,040,406	149,684,357
Accumulated deficit	(75,711,884)	(69,311,909)
Accumulated other comprehensive loss	(6,311,953)	(5,850,826)
Noncontrolling interests	(45,272)	(31,006)
TOTAL STOCKHOLDERS' EQUITY	67,873,903	74,393,193
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,387,131	$151,470,976

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
Revenue	$15,531,682	$13,855,386
Cost of revenue	12,405,012	12,074,454
Gross profit	3,126,670	1,780,932
Operating expenses
Selling, general and administrative expenses	5,587,635	4,684,744
Research and development expenses	1,995,128	2,016,686
Depreciation and amortization	1,331,045	1,378,088
Gain on disposal of property, plant and equipment	(18,067)	(1,000)
Total operating expenses	8,895,741	8,078,518
Loss from operations	(5,769,071)	(6,297,586)
Other expense
Foreign currency loss	162,545	99,217
Change in contingent consideration obligation	(62,254)	104,821
Interest expense - amortization of debt discount	192,195	110,136
Interest expense	518,486	572,283
Loss before income taxes	(6,580,043)	(7,184,043)
Provision for income taxes	(165,802)	1,833
Net loss	$(6,414,241)	$(7,185,876)
Net loss attributed to noncontrolling interests	(14,266)	(13,116)
Net loss attributable to S&W Seed Company	$(6,399,975)	$(7,172,760)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.17)	$(0.21)
Diluted	$(0.17)	$(0.21)
Weighted average number of common shares outstanding:
Basic	36,773,864	33,450,569
Diluted	36,773,864	33,450,569

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
Net loss	$(6,414,241)	$(7,185,876)
Foreign currency translation adjustment, net of income taxes	(461,127)	276,838
Comprehensive loss	$(6,875,368)	$(6,909,038)
Comprehensive loss attributable to noncontrolling interests	(14,266)	(13,116)
Comprehensive loss attributable to S&W Seed Company	$(6,861,102)	$(6,895,922)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2020	—	—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	320,409	—	—	—	320,409
Net issuance to settle RSUs	—	—	17,708	18	—	—	(17,285)	—	—	—	(17,267)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	276,838	276,838
Net loss	—	—	—	—	—	—	—	(7,172,760)	(13,116)	—	(7,185,876)
Balance, September 30, 2020	—	$—	33,475,569	$33,476	(25,000)	$(134,196)	$138,112,664	$(57,313,702)	$(133,575)	$(5,834,586)	$74,730,081

Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	394,312	—	—	—	394,312
Proceeds from sale of common stock, net of fees and expenses	—	—	848	1	—	—	2,480	—	—	—	2,481
Net issuance to settle RSUs	—	—	28,263	28	—	—	(40,743)	—	—	—	(40,715)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(461,127)	(461,127)
Net loss	—	—	—	—	—	—	—	(6,399,975)	(14,266)	—	(6,414,241)
Balance, September 30, 2021	—	$—	36,802,094	$36,802	(25,000)	$(134,196)	$150,040,406	$(75,711,884)	$(45,272)	$(6,311,953)	$67,873,903

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,414,241)	$(7,185,876)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	394,312	320,409
Change in allowance for doubtful accounts	97,028	35,435
Inventory write-down	307,000	908,497
Depreciation and amortization	1,331,045	1,378,088
Gain on disposal of property, plant and equipment	(18,067)	(1,000)
Change in foreign exchange contracts	235,912	(7,615)
Change in contingent consideration obligation	(62,254)	104,821
Amortization of debt discount	192,195	110,136
Changes in:
Accounts receivable	(3,247,001)	(957,486)
Inventories	(1,040,417)	(3,103,060)
Prepaid expenses and other current assets	(17,504)	69,035
Other non-current asset	(17,800)	53,916
Accounts payable	1,949,750	4,046,160
Deferred revenue	324,688	2,099,161
Accrued expenses and other current liabilities	566,298	(1,262,195)
Other non-current liabilities	(65,426)	(80,409)
Net cash used in operating activities	(5,484,482)	(3,471,983)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(470,960)	(121,525)
Proceeds from disposal of property, plant and equipment	18,313	2,000
Net cash used in investing activities	(452,647)	(119,525)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	2,481	—
Taxes paid related to net share settlements of stock-based compensation awards	(40,715)	(17,267)
Borrowings and repayments on lines of credit, net	5,274,959	3,208,863
Borrowings of long-term debt	150,768	—
Debt issuance costs	(103,261)	(54,956)
Repayments of long-term debt	(452,544)	(439,027)
Net cash provided by financing activities	4,831,688	2,697,613
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(527,769)	300,795
NET DECREASE IN CASH & CASH EQUIVALENTS	(1,633,210)	(593,100)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,527,937	$4,123,094
CASH AND CASH EQUIVALENTS, end of period	$1,894,727	$3,529,994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$702,477	$768,530
Income taxes	50,942	55,463

See notes to consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The Company began as S&W Seed Company, a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. The Company incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company’s initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership’s original business. Seed Holding, LLC remains a consolidated subsidiary of the Company.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  We have recorded a combined $0.6 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of September 30, 2021. We have recorded a combined $0.6 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2021.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2022. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report, as filed with the SEC.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Four customers accounted for 26% of its revenue for the three months ended September 30, 2021. Two customers accounted for 23% of its revenue for the three months ended September 30, 2020.

One customer accounted for 13% of the Company’s accounts receivable at September 30, 2021. One customer accounted for 11% of the Company’s accounts receivable at June 30, 2021.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 76% and 61% of revenue during the three months ended September 30, 2021 and 2020, respectively. The net book value of fixed assets located outside the United States was 20% and 19% of total fixed assets at September 30, 2021 and June 30, 2021, respectively. Cash balances located outside of the United States may not be insured and totaled $382,290 and $204,813 at September 30, 2021 and June 30, 2021, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2021		2020
United States	$3,665,328	24%	$5,361,777	39%
Saudi Arabia	3,467,210	22%	1,198,909	9%
Australia	3,434,005	22%	2,782,464	20%
Libya	1,044,000	7%	225,000	2%
Sudan	819,618	5%	484,700	3%
China	473,125	3%	—	0%
South Africa	464,229	3%	664,075	5%
Egypt	402,300	3%	394,200	3%
Argentina	350,839	2%	85	0%
Mexico	228,420	1%	1,136,090	8%
Other	1,182,608	8%	1,608,086	11%
Total	$15,531,682	100%	$13,855,386	100%

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

Further, vaccine mandates may be enforced in jurisdictions in which our business operates. Although it is not possible to predict with certainty the impact of these measures on our business and workforce, these requirements may result in attrition, difficulty securing future labor needs, and may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

During the year ended June 30, 2021 and the three months ended September 30, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs.  The Company expects these logistical challenges to persist throughout fiscal 2022.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, and the Company’s secured promissory notes with Conterra Agriculture Capital, LLC contains various operating and financial covenants (See Note 8). The COVID-19 pandemic has increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the loan and security agreement with CIBC requires the Company to comply with a minimum EBITDA covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021 and a fixed charge coverage ratio, tested on a trailing twelve-month basis beginning with the quarter ending March 31, 2022. It also requires the Company to maintain minimum liquidity of no less than $3,000,000 at all times. The Company believes it is uncertain it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to meet these covenants, the Company will need to raise additional capital or secure future waivers and/or amendments from its lenders. There can be no assurance the Company will be successful in raising additional capital or securing future waivers and/or amendments from its lenders. If the Company is unable to raise sufficient additional capital or secure future waivers and/or amendments, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $155,657 and $57,582 at September 30, 2021 and June 30, 2021, respectively.

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

Components of inventory are:

	September 30, 2021	June 30, 2021
Raw materials and supplies	$1,749,836	$2,722,832
Work in progress	11,316,519	6,662,006
Finished goods	50,204,096	54,010,418
	$63,270,451	$63,395,256

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 15 years for trade names, 17 years for license agreements and 18 years for other intangible assets.

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

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired. See Note 6 for further information.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at September 30, 2021 and June 30, 2021, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months ended September 30, 2021 or the year ended June 30, 2021.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2021 and September 30, 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or EPS, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net income (loss)) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including options and restricted stock awards.

The treasury stock method is used for stock options and restricted stock awards. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with net number of shares assumed to be issued added to the denominator.

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended September 30,
	2021	2020
Numerator:
Net loss attributable to S&W Seed Company	$(6,399,975)	$(7,172,760)
Numerator for basis EPS	(6,399,975)	(7,172,760)
Effect of dilutive securities:
Warrants	—	—
	—	—
Numerator for diluted EPS	$(6,399,975)	$(7,172,760)
Denominator:
Denominator for basic EPS-weighted- average shares	36,773,864	33,450,569
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	36,773,864	33,450,569
Basic EPS	$(0.17)	$(0.21)
Diluted EPS	$(0.17)	$(0.21)

The effects of employee stock options and restricted stock units are excluded because they would be anti-dilutive due to the Company’s net loss for the three months ended September 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 4 and Note 6 for impairment discussion.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$324,595	$—
Contingent consideration obligations	$—	$—	$650,970
Total	$—	$324,595	$650,970

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$96,466	$—
Contingent consideration obligations	$—	$—	$741,552
Total	$—	$96,466	$741,552

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes effective July 1, 2021. This ASU is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three months ended September 30, 2021. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	September 30, 2021
Assets:
Right of use assets - operating leases	Other assets	$4,455,308

Right of use assets - finance leases	Other assets	2,280,077
Accumulated amortization - finance leases	Other assets	(1,038,206)
Right of use assets - finance leases, net	Other assets	1,241,871
Total lease assets		$5,697,179

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	893,753
Current lease liabilities	Accrued expenses and other current liabilities	1,280,322
Long-term debt, net	Long-term debt, net	925,005
Long-term lease liabilities	Other long-term liabilities	3,472,734
Total lease liabilities		$6,571,814

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended September 30, 2021
Operating lease cost	Cost of revenue	$172,582
Operating lease cost	Selling, general and administrative expenses	82,043
Operating lease cost	Research and development expenses	122,280
Finance lease cost	Depreciation and amortization and interest	183,261
Total lease costs		$560,166

Maturities of lease liabilities as of September 30, 2021 are as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$1,190,320	$707,929
2023	1,162,910	861,026
2024	1,063,293	282,194
2025	727,353	50,734
2026	644,553	19,845
After 2026	401,534	—
Total lease payments	5,189,963	1,921,728
Less: Interest	(436,907)	(102,970)
Present value of lease liabilities	$4,753,056	$1,818,758

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of and for the three months ended September 30, 2021:

Operating lease remaining lease term	4.5 years
Operating lease discount rate	4.10%
Finance lease remaining lease term	2.2 years
Finance lease discount rate	5.10%
Cash paid for operating leases	$293,400
Cash paid for finance leases	$379,503

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

License Agreement with Corteva

Contemporaneously with the terminations discussed above, the Company entered into a license agreement with Corteva, under which Corteva received a fully pre-paid, exclusive license to produce and distribute certain of the Company's alfalfa seed varieties world-wide (except South America). The licensed seed varieties include certain of the Company's existing commercial conventional (non-GMO) alfalfa varieties and six pre-commercial dormant alfalfa varieties. The Company also assigned to Corteva grower production contract rights, and Corteva assumed grower production contract obligations, related to the licensed and certain other alfalfa varieties.  Corteva received no license to the Company's other commercial alfalfa varieties or pre-commercial alfalfa pipeline products and no rights to any future products developed by the Company.

Payments Due from Corteva and Pioneer

The Company received payments of $45.0 million in fiscal 2019, $16.7 million in fiscal 2020, and $8.3 million in fiscal 2021, which totaled $70.0 million. Approximately $34.2 million of these amounts referenced above has been allocated to the license to the Company’s alfalfa varieties. The $34.2 million was reported as licensing revenue in the consolidated statement of operations for the fiscal year ended June 30, 2019.

The remaining amounts were recognized as revenue as the seed was delivered to Corteva through March 2021.  The amount allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach.  The unbilled receivable is $0 as of September 30, 2021 and June 30, 2021.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended September 30,
	2021	2020
Pioneer product sales	$—	$1,622,363
Other product sales	14,905,402	11,870,912
Services	626,280	362,111
	$15,531,682	$13,855,386

Pioneer Product Sales

For the three months ended September 30, 2020, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2021, the Company recognized bad debt expense of $97,028 associated with impaired accounts receivable. During the three months ended September 30, 2020, the Company recognized bad debt expense of $35,435 associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three months ended September 30, 2021, the Company recognized $0.2 million of revenue that was included in the deferred balance as of June 30, 2021. During the three months ended September 30, 2020, the Company recognized $6.1 million of revenue that was included in the deferred balance as of June 30, 2020.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.  The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the three months ended September 30, 2021 and the year ended June 30, 2021, respectively.

	Balance at July 1, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at September 30, 2021
Goodwill	$1,651,634	$—	$—	$(65,422)	$1,586,212

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2021
Goodwill	$1,508,675	$—	$—	$142,959	$1,651,634

Intangible assets consist of the following:

	Balance at July 1, 2021	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at September 30, 2021
Trade name	$1,310,489	$—	$—	$(51,038)	$(12,778)	$1,246,673
Customer relationships	6,302,591	—	—	(94,264)	(214,597)	5,993,730
Non-compete	5,058	—	—	(2,701)	—	2,357
GI customer list	50,146	—	—	(1,791)	—	48,355
Supply agreement	850,874	—	—	(18,908)	—	831,966
Grower relationships	1,436,988	—	—	(26,351)	—	1,410,637
Intellectual property	24,427,857	—	—	(348,933)	—	24,078,924
License agreement	2,340,269	—	—	(43,558)	(91,817)	2,204,894
Internal use software	406,670	—	—	(16,945)	—	389,725
	$37,130,942	$—	$—	$(604,489)	$(319,192)	$36,207,261

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2021
Trade name	$1,479,278	$—	$—	$(206,311)	$37,522	$1,310,489
Customer relationships	6,187,086	—	—	(376,431)	491,936	6,302,591
Non-compete	21,312	—	—	(16,254)	—	5,058
GI customer list	57,310	—	—	(7,164)	—	50,146
Supply agreement	926,507	—	—	(75,633)	—	850,874
Grower relationships	1,542,393	—	—	(105,405)	—	1,436,988
Intellectual property	25,415,665	388,499	—	(1,376,307)	—	24,427,857
In process research and development	380,000	(380,000)	—	—	—	—
License agreement	2,300,059	—	—	(176,646)	216,856	2,340,269
Internal use software	474,448	—	—	(67,778)	—	406,670
	$38,784,058	$8,499	$—	$(2,407,929)	$746,314	$37,130,942

Amortization expense totaled $604,489 and $594,720 for the three months ended September 30, 2021 and 2020, respectively. Estimated aggregate remaining amortization is as follows:

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$1,805,435	$2,354,830	$2,332,295	$2,320,745	$2,234,328	$25,159,628

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30, 2021	June 30, 2021
Land and improvements	$2,281,733	$2,297,529
Buildings and improvements	8,154,956	8,196,593
Machinery and equipment	13,921,828	13,935,053
Vehicles	1,016,775	1,046,937
Leasehold Improvements	552,810	552,810
Construction in progress	373,007	48,480
Total property, plant and equipment	26,301,109	26,077,402
Less: accumulated depreciation	(8,800,376)	(8,336,428)
Property, plant and equipment, net	$17,500,733	$17,740,974

Depreciation expense totaled $570,510 and $691,483 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	September 30, 2021	June 30, 2021
Working capital lines of credit
CIBC	$15,898,798	$14,500,000
National Australia Bank Limited	21,386,970	19,494,800
National Australia Bank Limited Overdraft Facility	1,726,226	617,471
Debt issuance costs	(548,530)	(665,706)
Total working capital lines of credit, net	$38,463,464	$33,946,565
Current portion of long-term debt
Finance lease	$893,753	$909,413
Debt issuance costs	(4,281)	$(5,077)
Term Loan - National Australia Bank Limited	360,050	374,900
Machinery & equipment loans - National Australia Bank Limited	182,606	165,802
Secured real estate note - Conterra	7,085,613	275,684
Debt issuance costs	(97,482)	(39,556)
Total current portion, net	8,420,259	1,681,166
Long-term debt, less current portion
Finance lease	925,005	1,108,709
Debt issuance costs	(1,080)	(1,847)
Term Loan - National Australia Bank Limited	2,880,400	2,999,200
Machinery & equipment loans - National Australia Bank Limited	602,870	526,564
Secured real estate note - Conterra	—	6,974,356
Debt issuance costs	—	(16,482)
Total long-term portion, net	4,407,195	11,590,500
Total debt, net	$12,827,454	$13,271,666

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020, December 30, 2020, May 12, 2021 and September 27, 2021.  As amended, the Loan Agreement provides for a $25.0 million revolving credit facility.

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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with the Company’s fixed charge coverage ratio as of June 30, 2021 and suspended the Company’s fixed charge coverage ratio financial covenants for the fiscal quarters ending September 30, 2021 and December 31, 2021 and replaced that financial covenant with a minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021.  Pursuant to the September 2021 amendment, the Company reverts back to its previous financial covenant to require that it maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00 for the quarters ended March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the September 2021 amendment, the Company is required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. As of September 30, 2021, the Company was in compliance with all CIBC debt covenants.

As of September 30, 2021, there was approximately $1.5 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest at 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company entered into an amendment to extend the note’s maturity date to November 30, 2022, and revise the amounts payable under the note.  Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The Company will also make three consecutive semi-annual principal and interest payments of approximately $388,045, beginning on July 1, 2021; and a one-time final payment of approximately $7,184,109 on November 30, 2022. The Company was in compliance with all debt covenants as of September 30, 2021.

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

Australian Facilities

At September 30, 2021, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,801,500) and cross-guaranteed by S&W Australia and Pasture Genetics.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020. The consolidated debt facilities with NAB provide for up to an aggregate of AUD $35,500,000 (USD $25,563,550) of credit as of September 30, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $3,000,000 (USD $2,160,300 at September 30, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $26,000,000 (USD $18,722,600 at September 30, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD $2,160,300) for a three-month period and extended the maturity date of the seasonal credit facility to June 30, 2022. During the three months ended September 30, 2021, NAB temporarily increased the credit limit of the Borrowing Base Line to AUD $29,700,000 (USD $21,386,970). As of September 30, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of September 30, 2021, AUD $32,097,203 (USD $23,113,196) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 million (USD $3,240,450 at September 30, 2021). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2026 and have interest rates ranging from 2.86% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,440,200 at September 30, 2021).  As of September 30, 2021, AUD $731,109 (USD $526,472) was outstanding under S&W Australia’s master asset finance facility.

•	S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at September 30, 2021.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2022	$1,262,508
2023	8,322,235
2024	802,225
2025	2,316,599
2026	183,936
Thereafter	42,794
Total	$12,930,297

NOTE 9 – EQUITY

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement. For the year ended June 30, 2021, the Company received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement.

On September 27, 2021, the Company entered into an amendment to the At Market Issuance Sales Agreement, under which the aggregate offering price was increased from $14 million to $17.1 million. For the three months ended September 30, 2021, the Company received gross proceeds of approximately $2,586 from the sale of 848 shares of its common stock pursuant to the ATM Agreement.

As of September 30, 2021, the Company had $6.2 million remaining under the ATM Agreement.

In December 2020, the Company’s shareholders approved the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $5,483,354 at September 30, 2021, and their maturities range from October 2021 to April 2022.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $324,595 at September 30, 2021 and foreign currency contract liabilities totaled $96,466 at June 30, 2021. The Company recorded a loss on foreign exchange contracts of $238,803 for the three months ended September 30, 2021 and a gain on foreign exchange contracts of $4,746 for the three months ended September 30, 2020, which are both reflected in cost of revenue.

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

In December 2018 and January 2019, the Company's Board of Directors and stockholders, respectively approved the 2019 Equity Incentive Plan, or the 2019 Plan, as a successor to and continuation of the 2009 Plan. In October 2020 and December 2020, the Company’s Board of Directors and stockholders approved, respectively, the amendment to the 2019 Plan to increase the number of shares available for issues as grants and awards by 4,000,000 shares. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan, as amended, will not exceed 8,243,790 shares, which is the sum of (i) 4,000,000 new shares, plus (ii) 2,750,000 additional shares that were reserved as of the effective date of the 2019 Plan, plus (iii) 350,343 shares (the number of unallocated shares that were available for grant under the 2009 Plan as of January 16, 2019, the effective date of the 2019 Plan), plus (iv) 1,143,447 shares, which is the number of shares subject to outstanding stock awards granted under the 2009 Plan that on or after the effective date of the 2019 Plan may expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to us, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

September 30,
	2021	2020
Risk free rate	N/A	N/A
Dividend yield	N/A	N/A
Volatility	N/A	N/A
Average forfeiture assumptions	N/A	N/A

During the three months ended September 30, 2021 and 2020, the Company did not grant options to its directors, certain members of the executive management team and other employees.

A summary of stock option activity for the three months ended September 30, 2021 and the year ended June 30, 2021 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	2,875,894	$2.74	8.6	$22,409
Granted	976,924	2.41	—	—
Exercised	(65,990)	2.48	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at June 30, 2021	3,776,568	2.65	8.0	3,962,766
Granted	—	—	—	—
Exercised	(38,774)	2.33	—	—
Canceled/forfeited/expired	(31,669)	2.35	—	—
Outstanding at September 30, 2021	3,706,125	2.65	7.7	600,620
Options vested and exercisable at September 30, 2021	2,195,366	2.83	7.2	304,247
Options vested and expected to vest as of September 30, 2021	3,701,852	$2.65	7.7	$599,796

There were no options granted for the three months ended September 30, 2021. At September 30, 2021, the Company had $1,137,377 of unrecognized stock compensation expense, net of estimated forfeitures, which will be recognized over the weighted average remaining service period of 1.6 years. The Company settles employee stock option exercises with newly issued shares of common stock.

There were no restricted stock units granted during the three months ended September 30, 2021 and 2020.

The Company recorded $171,524 and $160,882 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2021 and 2020, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2020	396,803	$2.33	1.6
Granted	291,206	2.59	1.9
Vested	(326,439)	2.36	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2021	361,570	2.51	1.3
Granted	—	—	—
Vested	(30,531)	2.51	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at September 30, 2021	324,003	$2.51	1.2

At September 30, 2021, the Company had $402,915 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.2 years.

At September 30, 2021, there were 3,731,341 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2021 and 2020, totaled $394,312 and $320,409, respectively.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,
	2021	2020
Purchases of equipment classified as finance lease	$(81,209)	$(20,834)

NOTE 14 – SUBSEQUENT EVENTS

On October 14, 2021, the Company entered into a Securities Purchase Agreement with MFP Partners, L.P., the Company’s largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, the Company’s Chief Executive Officer and a member of its board of directors, and Alan D. Willits, Charles B. Seidler and Robert Straus, each a member of its board of directors, pursuant to which the Company sold and issued an aggregate of 1,847,343 shares of its common stock at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million. Alexander C. Matina, a member of the Company’s board of directors, is Vice President of Investments of the general partner of MFP.

On November 11, 2021, S&W Australia amended its seasonal credit and master asset finance facility with NAB pursuant to which:

•

The borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600) at September 30, 2021, to AUD 32,000,000 (USD $23,043,200 at September 30, 2021);

•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD 2,000,000 (USD $1,440,200 at September 30, 2021) and will decrease to AUD 0on June 30, 2022;

•	the credit limit under the master asset finance facility increased to AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,160,300 at September 30, 2021); and
•	the month in which annual principal repayments are required on the Term Loan was adjusted from November to May of each fiscal year.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to on page 2 of this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, particularly in Part I, Item 1A, “Risk Factors”.

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

In 2019, we restructured our relationship with Corteva, under which, among other things:

o	We received $45.0 million in fiscal 2019, $16.7 million in fiscal 2020, and approximately $8.3 million in fiscal 2021

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

As a result of the 2018 Chromatin acquisition, the 2019 restructuring of our relationship with Corteva, and our February 2020 acquisition of Pasture Genetics, we expect that our results of operations for fiscal 2022 and future periods will differ significantly from prior periods as the mix of our product portfolio rebalances away from a reliance on alfalfa sales (sales of alfalfa seed to Corteva totaled $14.2 million and $19.7 million during the year ended June 30, 2021 and 2020) to a more diverse product mix. We do not expect any other significant revenue from sales to Corteva in the future.

COVID-19 Update

We are monitoring the impact of the COVID-19 global pandemic on our business and have implemented measures designed to protect the health and safety of our workforce, including a voluntary work-from-home policy for employees who can perform their jobs offsite. We are continuing our activities and are taking precautionary measures to protect our employees working in our facilities.

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

Our sales efforts historically involved significant in-person interaction with potential customers and distributors.  Throughout the COVID-19 pandemic, many national, state and local governments in our target markets implemented various stat-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic.  As a result, we have shifted certain of our sales activities to video conferencing and similar customer interaction models. We continue to evaluate our sales approach, but we have found these alternative approaches to generally be less effective than in-person sales efforts.  In particular, our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June each year. If ongoing measures designed to protect against COVID-19 remain in effect throughout the 2022 sales season, we may experience similar negative impacts that we experienced during the 2020 and 2021 sales seasons.

Further, vaccine mandates may be enforced in jurisdictions in which our business operates. Although it is not possible to predict with certainty the impact of these measures on our business and workforce, these requirements may result in attrition, difficulty securing future labor needs, and may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, this will adversely affect our product revenue. During the year ended June 30, 2021 and three months ended September 30, 2021, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs.  We expect these logistical challenges to persist throughout fiscal 2022.

Given these uncertainties, at this time we cannot reasonably estimate the overall impact of the COVID-19 pandemic on our business, operating results and financial condition.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Product and Other Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of alfalfa, sorghum, and pasture seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into other, higher margin crops.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2021 was $15.5 million compared to $13.9 million for the three months ended September 30, 2020. The $1.6 million increase in revenue for the three months ended September 30, 2021 was primarily due to $3.0 million increase in core product revenue in alfalfa and pasture products, partially offset by a $1.6 million decrease in product revenue received from Pioneer (subsidiary of Corteva). In May 2019, we terminated the production and distribution agreements with Pioneer, and entered into a new license agreement with Corteva. As of June 30, 2021, we have fully recorded all revenue from Pioneer under its agreement announced in May 2019. During the three months ended September 30, 2021 we recorded no sales to Pioneer, compared to $1.6 million for the three months ended September 30, 2020.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended September 30, 2021 was $15.5 million compared to Core Revenue for the three months ended September 30, 2020 of $12.2 million, representing an increase of $3.3 million or 27%.  Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the three months ended September 30, 2021 can be attributed to an increase in alfalfa revenues in the Middle East and North Africa region and pasture products in Australia.

.

Sales into international markets represented 76% and 61% of our total revenue during the three months ended September 30, 2021 and 2020, respectively. Domestic revenue accounted for 24% and 39% of our total revenue for the three months ended September 30, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Three Months Ended September
	2021		2020
United States	$3,665,328	24%	$5,361,777	39%
Saudi Arabia	3,467,210	22%	1,198,909	9%
Australia	3,434,005	22%	2,782,464	20%
Libya	1,044,000	7%	225,000	2%
Sudan	819,618	5%	484,700	3%
China	473,125	3%	—	0%
South Africa	464,229	3%	664,075	5%
Egypt	402,300	3%	394,200	3%
Argentina	350,839	2%	85	0%
Mexico	228,420	1%	1,136,090	8%
Other	1,182,608	8%	1,608,086	11%
Total	$15,531,682	100%	$13,855,386	100%

Cost of revenue of $12.4 million for the three months ended September 30, 2021 was equal to 79.9% of total revenue for the three months ended September 30, 2021, while the cost of revenue of $12.1 million for the three months ended September 30, 2020 was equal to 87.1% of total revenue for the three months ended September 30, 2020. Cost of revenue for the three months ended September 30, 2021 and 2020 included inventory write-downs of $0.3 million and $0.9 million, respectively. The write-down of inventory during the three months ended September 30, 2021 related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

Gross profit margin for the three months ended September 30, 2021 was 20.1% compared to 12.9% in the three months ended September 30, 2020. The increase in gross margin for the three months ended September 30, 2021 is primarily driven by the decrease in inventory write-downs, coupled with higher margin alfalfa seed and pasture product sales.  During the three months ended September 30, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs.  The Company expects these logistical challenges to persist throughout the remainder of fiscal 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended September 30, 2021 totaled $5.6 million compared to $4.7 million for the three months ended September 30, 2020. The $0.9 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.2 million of increases in sales and marketing expenditures as well as a $0.7 million change in our incentive compensation accruals. As a percentage of revenue, SG&A expenses were 36.0% for the three months ended September 30, 2021, compared to 33.8% for the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses for each of the three months ended September 30, 2021 and September 30, 2020 totaled $2.0 million. We expect that research and development costs will total approximately $8.0 million for the year ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2021 was $1.3 million compared to $1.4 million for the three months ended September 30, 2020. Included in these amounts was amortization expense for intangible assets, which totaled $0.6 million for the three months ended September 30, 2021 and $0.6 million for the three months ended September 30, 2020.

Foreign Currency Loss

We recorded a foreign currency loss of $0.2 million for the three months ended September 30, 2021 compared to a loss of $0.1 million for the three months ended September 30, 2020. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.1 million benefit to non-cash change in contingent consideration obligation for the three-months ended September 30, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2021 was $0.2 million compared to $0.1 million for the three months ended September 30, 2020. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for each of the three months ended September 30, 2021 and September 30, 2020 totaled $0.6 million. Interest expense for the three months ended September 30, 2021 and 2020 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases.

Provision for Income Taxes

Income tax benefit totaled $165,802 for the three months ended September 30, 2021 compared to income tax expense of $1,833 for the three months ended September 30, 2020. Our effective tax rate was 2.5% for the three months ended September 30, 2021 compared to an effective tax rate of 0.0% for the three months ended September 30, 2020. Our effective tax rate was relatively consistent period over period.  Our effective tax rate for the three months ended September 30, 2020 was 0.0% due to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. As of June 30, 2021, we converted to a net deferred tax liability position in Australia, as our GAAP basis currently exceeds our tax basis in certain intangible assets in that jurisdiction. Therefore, we are recording a tax benefit related to losses incurred in the quarter by our Australian subsidiaries.  Our effective tax rate for the current quarter is driven by this Australian tax benefit and minor state taxes.

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

Capital Resources and Requirements

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We currently expect that our cash and cash equivalents may be sufficient to enable us to fund our operations for at least the next 12 months. However, we will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC Bank USA, or CIBC, and our secured promissory notes with Conterra contain various operating and financial covenants, and the COVID-19 pandemic has increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. For example, we were not in compliance with certain of these covenants as of June 30, 2021 and we were required to obtain waivers and/or amendments from CIBC and Conterra. We believe it is uncertain we will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in future periods. These factors raise substantial doubt regarding our ability to continue as a going concern. If we are unable to meet these covenants, we will need to raise additional capital in the future to enhance our working capital. This may include, for example, the need to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements.

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the timing of repayment of our debt;
•	the extent and duration of future operating income;
•	the level and timing of future sales and expenditures;
•	working capital required to support our growth;

•	investment capital for plant and equipment;
•	our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

We cannot assure you that we will be successful in raising additional capital or securing future waivers and/or amendments from CIBC or our other lenders. If we are unable to raise sufficient additional capital or secure future waivers and/or amendments, we may need to reduce the scope of our operations, repay amounts owing to our lenders or sell certain assets.  If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with our fixed charge coverage ratio as of June 30, 2021 and suspended our fixed charge coverage ratio financial covenants for the fiscal quarters ended September 30, 2021 and December 31, 2021 and replaced that financial covenant with the minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021.  Pursuant to the September 2021 amendment, we revert back to our previous financial covenant to require that we maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00, beginning with the fiscal quarters ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter.  In addition, pursuant to the September 2021 amendment, we are required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. As of September 30, 2021, we were in compliance with the Loan Agreement.

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

Australian Facilities

At September 30, 2021, S&W Australia has debt facilities with NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,801,500 at September 30, 2021) and cross-guaranteed by S&W Australia.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB. The documentation became effective in July 2020.  The consolidated debt facilities with NAB provide up to an aggregate of AUD $35,500,000 (USD $25,563,550) of credit as of September 30, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft line having a credit limit of AUD $3,000,000 (USD $2,160,300 at September 30, 2021) and (ii) a borrowing base line having a credit limit of AUD $26,000,000 (USD $18,722,600 at September 30, 2021). In March 2021, S&W Australia entered into an amendment with NAB which temporarily increased the Overdraft Facility to AUD $3,000,000 (USD 2,160,300) for a three-month period and extended the maturity date of the seasonal credit facility to June 30, 2022. As of September 30, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of September 30, 2021, AUD $32,097,203 (USD $23,113,196) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,240,450) at September 30, 2021. Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through June 2026 and have interest rates ranging from 2.86% to 5.31%.  The credit limit under the facility is AUD $2,000,000 (USD $1,440,200) at September 30, 2021.  As of September 30, 2021, AUD $731,109 (USD $526,472) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at September 30, 2021.

Equity Issuances

On September 23, 2020 and as amended on September 27, 2021, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $17.1 million through B. Riley as our sales agent.

For the year ended June 30, 2021, we received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of our common stock pursuant to the ATM Agreement.  For the three months ended September 30, 2021, we received gross proceeds of approximately $2,586 from the sale of 848 shares of our common stock pursuant to the ATM Agreement.

As of September 30, 2021, the Company had $6.2 million remaining under the ATM Agreement.

On October 14, 2021, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 1,847,343 shares of our common stock, or the Shares, at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million.

The Purchasers included MFP Partners, L.P., our largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, our Chief Executive Officer and a member of our board of directors, and Alan D. Willits, Charles B. Seidler and Robert Straus, each a member of our board of directors. Alexander C. Matina, a member of our board of directors, is Vice President of Investments of the general partner of MFP.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities	$(5,484,482)	$(3,471,983)
Cash flows from investing activities	(452,647)	(119,525)
Cash flows from financing activities	4,831,688	2,697,613
Effect of exchange rate changes on cash	(527,769)	300,795
Net increase (decrease) in cash and cash equivalents	(1,633,210)	(593,100)
Cash and cash equivalents, beginning of period	3,527,937	4,123,094
Cash and cash equivalents, end of period	$1,894,727	$3,529,994

Operating Activities

For the three months ended September 30, 2021, operating activities used $5.5 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $3.9 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $1.5 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in inventory of $1.0 million and accounts receivable of $3.2 million, partially offset by increases in accounts payable of $1.9 million and accrued expenses and other current liabilities of $0.5 million.

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

Investing Activities

Investing activities during the three months ended September 30, 2021 used $0.5 million in cash. We had additions to property, plant and equipment of $0.5 million consisting primarily of machinery and equipment purchases for Penfield and Keith facilities in Australia.

Investing activities during the three months ended September 30, 2020 used $0.1 million in cash. We had additions to property, plant and equipment of $0.1 million consisting primarily of machinery and equipment purchases for our facility in New Deal, Texas and additions to our global IT infrastructure project.

Financing Activities

Financing activities during the three months ended September 30, 2021 provided $4.9 million in cash. During the three months ended September 30, 2021, we had net borrowings on the working capital lines of credit of $5.3 million and net repayments of long-term debt of $0.4 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2021.

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

The goodwill balance at September 30, 2021 and June 30, 2021 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2021.

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

During the three months ended September 30, 2021, we recognized a write-down of inventory in the amount of $0.3 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the three months ended September 30, 2021 was primarily related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On November 11, 2021, S&W Australia amended its seasonal credit and master asset finance facilities with National Australia Bank Ltd, or NAB, pursuant to which:

•

the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021) to AUD $32,000,000 (USD $23,043,200 at September 30, 2021);

•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD 2,000,000 (USD $1,440,200 at September 30, 2021) and will decrease to AUD $0 on June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,160,300 at September 30, 2021);.
•	the month in which annual principal repayments are required on the Term Loan was adjusted from November to May to each fiscal year.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

10.1(5)	Securities Purchase Agreement, dated October 14, 2021, by and among the Company and the Purchasers.

10.2(6)	Registration Rights Agreement, dated October 14, 2021, by and among the Company and the Purchasers.

10.3(7)+	Employment Agreement between the Registrant and Matthew K. Szot, dated September 27, 2021.

10.4(8)+	Employment Agreement between the Registrant and Mark W. Wong, dated September 27, 2021.

10.5(9)+	Employment Agreement between the Company and Donald Panter, dated September 27, 2021.

10.6(10)+	Employment Agreement between the Company and David Callachor, dated September 27, 2021.

10.7(11)	Fourth Amendment to Loan and Security Agreement, dated September 27, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 25, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2021 (File No. 001-34719).
(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 18, 2021 (File No. 001-34719).
(7)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2021 (File No. 001-34719).
(8)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2021 (File No. 001-34719).
(9)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2021 (File No. 001-34719).
(10)	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2021 (File No. 001-34719).
(11)	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2021 (File No. 001-34719).

+       Management contract or compensatory plan or arrangement

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

S&W SEED COMPANY

Date: November 12, 2021	By:	/s/ Matthew K. Szot
Matthew K. Szot
Executive Vice President of Finance and Administration and Chief Financial Officer (On behalf of the registrant in his capacity as Principal Financial and Accounting Officer)