Form 10-Q
period 2021-12-31
S&W Seed Co
filed 2022-02-10
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended December 31, 2021

or

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

(Registrants Telephone Number, Including Area Code)

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

The number of shares outstanding of common stock of the registrant as of February 10, 2022 was 38,907,716.

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

•	changes in demand for our seed products, including DoubleTeamTM, our non-GMO herbicide tolerant sorghum solution;
•	whether we are able to develop and successfully launch additional trait technology products;
•	whether we are successful in commercializing our current and future trait technology products, including DoubleTeamTM;
•

our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through acquisitions) and our ability to successfully integrate acquisitions into our operations;

•	whether we continue to invest in research and development and whether such investment results in trait improvement across our crop categories;
•	the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•	whether we are able to maintain compliance with our current loan agreements or secure replacement loan financing;
•	market trends and other factors affecting our financial condition or results of operations from period to period;
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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2021	June 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$2,722,066	$3,527,937
Accounts receivable, net	16,421,053	19,389,213
Inventories, net	67,700,645	63,395,256
Prepaid expenses and other current assets	1,361,838	1,555,530
TOTAL CURRENT ASSETS	88,205,602	87,867,936
Property, plant and equipment, net	17,677,729	17,740,974
Intangibles, net	35,671,019	37,130,942
Goodwill	1,599,649	1,651,634
Other assets	7,096,984	7,079,490
TOTAL ASSETS	$150,250,983	$151,470,976
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,727,229	$15,947,918
Deferred revenue	5,888,138	385,328
Accrued expenses and other current liabilities	8,691,302	9,134,869
Current portion of working capital lines of credit, net	15,153,160	33,946,565
Current portion of long-term debt, net	8,508,018	1,681,166
TOTAL CURRENT LIABILITIES	54,967,847	61,095,846
Long-term working capital lines of credit, less current portion	22,344,308	—
Long-term debt, net, less current portion	4,854,778	11,590,500
Contingent consideration obligation	183,002	741,552
Other non-current liabilities	3,740,519	3,649,885
TOTAL LIABILITIES	86,090,454	77,077,783
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 38,914,660 issued and 38,889,660 outstanding at December 31, 2021; 36,772,983 issued and 36,747,983 outstanding at June 30, 2021;	38,915	36,773
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	155,853,135	149,684,357
Accumulated deficit	(85,506,986)	(69,311,909)
Accumulated other comprehensive loss	(6,058,604)	(5,850,826)
Noncontrolling interests	(31,735)	(31,006)
TOTAL STOCKHOLDERS' EQUITY	64,160,529	74,393,193
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,250,983	$151,470,976

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenue	$12,631,409	$15,051,331	$28,163,090	$28,906,717
Cost of revenue	10,971,045	13,013,171	23,376,057	25,087,625
Gross profit	1,660,364	2,038,160	4,787,033	3,819,092
Operating expenses
Selling, general and administrative expenses	7,091,093	5,920,286	12,678,727	10,605,030
Research and development expenses	2,110,413	2,109,303	4,105,541	4,125,989
Depreciation and amortization	1,373,653	1,411,890	2,704,698	2,789,978
Gain on disposal of property, plant and equipment	(17,773)	(41,068)	(35,840)	(42,068)
Total operating expenses	10,557,386	9,400,411	19,453,126	17,478,929
Loss from operations	(8,897,022)	(7,362,251)	(14,666,093)	(13,659,837)
Other expense
Foreign currency loss (gain)	258,482	(203,770)	421,028	(104,553)
Change in contingent consideration obligation	(466,376)	330,699	(528,630)	435,519
Interest expense - amortization of debt discount	221,196	257,523	413,391	367,660
Interest expense	613,465	606,059	1,131,950	1,178,342
Loss before income taxes	(9,523,789)	(8,352,762)	(16,103,832)	(15,536,805)
Provision for income taxes	257,776	42,480	91,974	44,312
Net loss	$(9,781,565)	$(8,395,242)	$(16,195,806)	$(15,581,117)
Net income (loss) attributed to noncontrolling interests	13,537	71,210	(729)	58,095
Net loss attributable to S&W Seed Company	$(9,795,102)	$(8,466,452)	$(16,195,077)	$(15,639,212)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.25)	$(0.25)	$(0.43)	$(0.47)
Diluted	$(0.25)	$(0.25)	$(0.43)	$(0.47)
Weighted average number of common shares outstanding:
Basic	38,461,049	33,547,868	37,617,457	33,498,952
Diluted	38,461,049	33,547,868	37,617,457	33,498,952

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(9,781,565)	$(8,395,242)	$(16,195,806)	$(15,581,117)
Foreign currency translation adjustment, net of income taxes	253,349	257,128	(207,778)	533,966
Comprehensive loss	$(9,528,216)	$(8,138,114)	$(16,403,584)	$(15,047,151)
Comprehensive income (loss) attributable to noncontrolling interests	13,537	71,210	(729)	58,095
Comprehensive loss attributable to S&W Seed Company	$(9,541,753)	$(8,209,324)	$(16,402,855)	$(15,105,246)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2020	—	—	33,475,569	$33,476	(25,000)	$(134,196)	$138,112,664	$(57,313,702)	(133,575)	$(5,834,586)	$74,730,081
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	561,216	—	—	—	561,216
Net issuance to settle RSUs	—	—	214,773	215	—	—	(30,633)	—	—	—	(30,418)
Proceeds from sale of common stock, net of fees and expenses	—	—	499,318	499	—	—	1,385,427	—	—	—	1,385,926
Other comprehensive income	—	—	—	—	—	—	—	—	—	257,128	257,128
Net income (loss)	—	—	—	—	—	—	—	(8,466,452)	71,210	—	(8,395,242)
Balance, December 31, 2020	—	$—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	$(62,365)	$(5,577,458)	$68,508,691

Balance, September 30, 2021	—	$—	36,802,094	$36,802	(25,000)	$(134,196)	$150,040,406	$(75,711,884)	$(45,272)	$(6,311,953)	$67,873,903
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,014,203	—	—	—	1,014,203
Net issuance to settle RSUs	—	—	265,223	265	—	—	(117,838)	—	—	—	(117,573)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,847,343	1,848	—	—	4,916,364	—	—	—	4,918,212
Other comprehensive income	—	—	—	—	—	—	—	—	—	253,349	253,349
Net income (loss)	—	—	—	—	—	—	—	(9,795,102)	13,537	—	(9,781,565)
Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2020	—	—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	881,625	—	—	—	881,625
Net issuance to settle RSUs	—	—	232,481	232	—	—	(47,918)	—	—	—	(47,686)
Proceeds from sale of common stock, net of fees and expenses	—	—	499,318	499	—	—	1,385,427	—	—	—	1,385,926
Other comprehensive income	—	—	—	—	—	—	—	—	—	533,966	533,966
Net income (loss)	—	—	—	—	—	—	—	(15,639,212)	58,095	—	(15,581,117)
Balance, December 31, 2020	—	$—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	$(62,365)	$(5,577,458)	$68,508,691

Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,408,515	—	—	—	1,408,515
Net issuance to settle RSUs	—	—	293,486	293	—	—	(158,581)	—	—	—	(158,288)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,848,191	1,849	—	—	4,918,844	—	—	—	4,920,693
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(207,778)	(207,778)
Net income (loss)	—	—	—	—	—	—	—	(16,195,077)	(729)	—	(16,195,806)
Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,195,806)	$(15,581,117)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	1,408,515	881,625
Change in allowance for doubtful accounts	221,163	(32,180)
Inventory write-down	742,035	945,748
Depreciation and amortization	2,704,698	2,789,978
Gain on disposal of property, plant and equipment	(35,840)	(42,068)
Change in foreign exchange contracts	239,713	(489,504)
Change in contingent consideration obligation	(528,630)	435,519
Amortization of debt discount	413,391	367,660
Changes in:
Accounts receivable	2,513,639	6,774,943
Inventories	(5,741,778)	(6,939,539)
Prepaid expenses and other current assets	170,844	(28,889)
Other non-current asset	(95,186)	53,188
Accounts payable	1,131,032	5,004,596
Deferred revenue	5,504,147	721,595
Accrued expenses and other current liabilities	(505,240)	(2,507,353)
Other non-current liabilities	(12,521)	(241,281)
Net cash used in operating activities	(8,065,824)	(7,887,079)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,227,368)	(346,980)
Proceeds from disposal of property, plant and equipment	21,113	629,449
Net cash (used in) provided by investing activities	(1,206,255)	282,469
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,920,693	1,385,926
Taxes paid related to net share settlements of stock-based compensation awards	(158,288)	(47,686)
Borrowings and repayments on lines of credit, net	3,911,452	6,045,840
Borrowings of long-term debt	875,683	—
Debt issuance costs	(112,084)	(92,727)
Repayments of long-term debt	(737,843)	(1,462,798)
Net cash provided by financing activities	8,699,613	5,828,555
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(233,405)	579,040
NET DECREASE IN CASH & CASH EQUIVALENTS	(805,871)	(1,197,015)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,527,937	$4,123,094
CASH AND CASH EQUIVALENTS, end of period	$2,722,066	$2,926,079
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,133,113	$1,328,818
Income taxes	50,942	105,699

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. Outside stockholders' interests in subsidiaries are shown on the condensed consolidated financial statements as Noncontrolling interests.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  The Company recorded a combined $0.5 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in its consolidated balance sheet as of December 31, 2021. The Company recorded a combined $0.6 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in its consolidated balance sheet as of June 30, 2021.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. Four customers accounted for 23% of its revenue for the three months ended December 31, 2021 and one customer accounted for 29% of its revenue for the three months ended December 31, 2020. Five customers accounted for 24% of its revenue for the six months ended December 31, 2021 and one customer accounted for 21% of its revenue for the six months ended December 31, 2020.

Two customers accounted for 22% of the Company’s accounts receivable at December 31, 2021. One customer accounted for 11% of the Company’s accounts receivable at June 30, 2021.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 81% and 55% of revenue during the three months ended December 31, 2021 and 2020, respectively. Sales to international markets represented 78% and 58% of revenue during the six months ended December 31, 2021 and 2020, respectively. The net book value of fixed assets located outside the United States was 23% and 19% of total fixed assets at December 31, 2021 and June 30, 2021, respectively. Cash balances located outside of the United States may not be insured and totaled $216,555 and $204,813 at December 31, 2021 and June 30, 2021, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
United States	$2,404,078	19%	$6,738,493	45%	$6,069,406	22%	$12,100,270	42%
Australia	2,245,847	18%	2,059,429	14%	5,679,852	20%	4,841,892	17%
Saudi Arabia	1,680,546	13%	860,282	6%	5,147,756	18%	2,059,192	7%
Pakistan	2,067,507	16%	1,183,752	8%	2,231,561	8%	1,183,667	4%
Argentina	1,058,308	8%	312,819	2%	1,409,147	5%	976,894	3%
South Africa	914,552	7%	187,960	1%	1,378,781	5%	412,960	1%
Libya	44,000	0%	—	0%	1,088,000	4%	484,645	2%
Sudan	—	0%	480,626	3%	819,618	3%	480,626	2%
China	265,584	2%	652,766	4%	738,709	3%	1,788,856	6%
Canada	79,200	1%	1,120	0%	482,020	2%	393,080	1%
Other	1,871,787	16%	2,574,084	17%	3,118,240	10%	4,184,635	15%
Total	$12,631,409	100%	$15,051,331	100%	$28,163,090	100%	$28,906,717	100%

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

In addition, the Company’s product revenue is predicated on its ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in the Company’s distribution and supply channels. If the Company’s customers delay or decrease their orders due to potential disruptions in its distribution and supply channels, or if the Company is unable to timely fulfill their orders, this would adversely affect the Company’s product revenue.

During the year ended June 30, 2021 and the three and six months ended December 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs.  The Company expects these logistical challenges to persist throughout fiscal 2022, which may, among other things, delay or reduce its ability to recognize revenue within a particular fiscal period and harm its results of operations.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, and the Company’s secured promissory note with Conterra Agriculture Capital, LLC, or Conterra, which mature on December 23, 2022 and November 30, 2022, respectively, contain various operating and financial covenants (See Note 8). The COVID-19 pandemic has increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain of these covenants as of June 30, 2021 and was required to obtain waivers and/or amendments from CIBC and Conterra. As of December 31, 2021, the Company obtained a covenant waiver from CIBC, due to its CFO transition costs, to continue to be in compliance with the financial covenants under our loan agreement with CIBC. The CIBC loan agreement also requires the Company to maintain minimum liquidity of no less than $3,000,000 at all times. The Company believes it is uncertain it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in future periods. Additionally, there can be no assurance that existing lenders will agree to refinance the CIBC and Conterra loan facilities, either through its existing lenders or potential new lenders. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company will need to raise additional capital or secure future waivers and/or amendments from its lenders or obtain financing from new lenders. There can be no assurance the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, or renewing or refinancing its existing debt or obtaining financing from new lenders. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $288,831 and $57,582 at December 31, 2021 and June 30, 2021, respectively.

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

Components of inventory are:

	December 31, 2021	June 30, 2021
Raw materials and supplies	$2,258,083	$2,722,832
Work in progress	14,496,925	6,662,006
Finished goods	50,945,637	54,010,418
	$67,700,645	$63,395,256

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 16 years for trade names, 18 years for license agreements and 18 years for other intangible assets.

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $1.3 million at December 31, 2021 and June 30, 2021, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

No adjustments for impairment or observable transactions were made for the three months or six months ended December 31, 2021 or December 31, 2020.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2021 and December 31, 2020 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to S&W Seed Company	$(9,795,102)	$(8,466,452)	$(16,195,077)	$(15,639,212)
Numerator for basic and diluted EPS	(9,795,102)	(8,466,452)	(16,195,077)	(15,639,212)
Denominator:
Denominator for basic EPS-weighted- average shares	38,461,049	33,547,868	37,617,457	33,498,952
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	38,461,049	33,547,868	37,617,457	33,498,952
Basic EPS	$(0.25)	$(0.25)	$(0.43)	$(0.47)
Diluted EPS	$(0.25)	$(0.25)	$(0.43)	$(0.47)

The effects of employee stock options and restricted stock units are excluded because they would be anti-dilutive due to the Company’s net loss for the three and six months ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 6 for impairment discussion.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$—	$336,796	$—
Contingent consideration obligations	$—	$—	$183,002
Total	$—	$336,796	$183,002

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$96,466	$—
Contingent consideration obligations	$—	$—	$741,552
Total	$—	$96,466	$741,552

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes effective July 1, 2020. This ASU is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and six months ended December 31, 2021. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	December 31, 2021
Assets:
Right of use assets - operating leases	Other assets	$4,460,066

Right of use assets - finance leases	Other assets	2,323,133
Accumulated amortization - finance leases	Other assets	(1,194,418)
Right of use assets - finance leases, net	Other assets	1,128,715
Total lease assets		$5,588,781

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	865,143
Current lease liabilities	Accrued expenses and other current liabilities	1,338,791
Long-term debt, net	Long-term debt, net	783,665
Long-term lease liabilities	Other long-term liabilities	3,524,463
Total lease liabilities		$6,512,062

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Operating lease cost	Cost of revenue	$172,759	$345,341
Operating lease cost	Selling, general and administrative expenses	81,481	163,524
Operating lease cost	Research and development expenses	108,158	230,438
Finance lease cost	Depreciation and amortization	163,815	347,077
Total lease costs		$526,213	$1,086,380

Maturities of lease liabilities as of December 31, 2021 are as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$908,679	$475,062
2023	1,250,404	874,196
2024	1,147,436	295,238
2025	807,304	62,881
2026	720,727	23,577
After 2026	447,434	—
Total lease payments	5,281,984	1,730,954
Less: Interest	(418,730)	(82,146)
Present value of lease liabilities	$4,863,254	$1,648,808

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2021:

Operating lease remaining lease term	4.4 years
Operating lease discount rate	4.16%
Finance lease remaining lease term	1.9 years
Finance lease discount rate	5.11%
Cash paid for operating leases	$558,284
Cash paid for finance leases	$719,092

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

The remaining amounts were recognized as revenue as the seed was delivered to Corteva through March 2021.  The amount allocated to the seed represented the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach. The unbilled receivable is $0 as of December 31, 2021 and June 30, 2021.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Pioneer product sales	$—	$4,069,433	$—	$5,699,955
Other product sales	11,818,392	10,408,743	26,723,793	22,271,496
Services	813,017	573,155	1,439,297	935,266
	$12,631,409	$15,051,331	$28,163,090	$28,906,717

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

Services

Revenue from milling, conditioning, and treating and packaging services, which are performed on the customer's product, is recognized as services are completed and the milled product is delivered to the customer.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended December 31, 2021, the Company recognized a net loss on amounts written off to bad debt expense of $124,135.  During the six months ended December 31, 2021, the Company recognized a net loss on amounts written off to bad debt expense of $221,163.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the six months ended December 31, 2021, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2021. During the six months ended December 31, 2020, the Company recognized $5.7 million of revenue that was included in the deferred balance as of June 30, 2020.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436, as part of this transaction. The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the six months ended December 31, 2021 and the year ended June 30, 2021, respectively.

	Balance at July 1, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at December 31, 2021
Goodwill	$1,651,634	$—	$—	$(51,985)	$1,599,649

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2021
Goodwill	$1,508,675	$—	$—	$142,959	$1,651,634

Intangible assets consist of the following:

	Balance at July 1, 2021	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at December 31, 2021
Trade name	$1,310,489	$—	$—	$(101,876)	$(10,178)	$1,198,435
Customer relationships	6,302,591	—	—	(187,888)	(170,599)	5,944,104
Non-compete	5,058	—	—	(5,058)	—	—
GI customer list	50,146	—	—	(3,582)	—	46,564
Supply agreement	850,874	—	—	(37,817)	—	813,057
Grower relationships	1,436,988	—	—	(52,702)	—	1,384,286
Intellectual property	24,427,857	—	—	(696,600)	—	23,731,257
License agreement	2,340,269	—	—	(86,725)	(73,008)	2,180,536
Internal use software	406,670	—	—	(33,890)	—	372,780
	$37,130,942	$—	$—	$(1,206,138)	$(253,785)	$35,671,019

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2021
Trade name	$1,479,278	$—	$—	$(206,311)	$37,522	$1,310,489
Customer relationships	6,187,086	—	—	(376,431)	491,936	6,302,591
Non-compete	21,312	—	—	(16,254)	—	5,058
GI customer list	57,310	—	—	(7,164)	—	50,146
Supply agreement	926,507	—		(75,633)	—	850,874
Grower relationships	1,542,393	—	—	(105,405)	—	1,436,988
Intellectual property	25,415,665	388,499	—	(1,376,307)	—	24,427,857
In process research and development	380,000	(380,000)	—	—	—	—
License agreement	2,300,059	—	—	(176,646)	216,856	2,340,269
Internal use software	474,448	—	—	(67,778)	—	406,670
	$38,784,058	$8,499	$—	$(2,407,929)	$746,314	$37,130,942

Amortization expense totaled $601,649 and $599,068 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense totaled $1,206,138 and $1,193,788 for the six months ended December 31, 2021 and 2020, respectively.

Estimated aggregate remaining amortization is as follows:

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$1,170,033	$2,359,400	$2,336,865	$2,325,315	$2,238,898	$25,240,508

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31, 2021	June 30, 2021
Land and improvements	$2,284,977	$2,297,529
Buildings and improvements	8,171,925	8,196,593
Machinery and equipment	14,864,323	13,935,053
Vehicles	1,051,938	1,046,937
Leasehold improvements	552,810	552,810
Construction in progress	139,265	48,480
Total property, plant and equipment	27,065,238	26,077,402
Less: accumulated depreciation	(9,387,509)	(8,336,428)
Property, plant and equipment, net	$17,677,729	$17,740,974

Depreciation expense totaled $614,078 and $646,187 for the three months ended December 31, 2021 and 2020, respectively. Depreciation expense totaled $1,184,588 and $1,337,670 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	December 31, 2021	June 30, 2021
Current portion of working capital lines of credit
CIBC	$13,784,913	$14,500,000
National Australia Bank Limited	894,092	19,494,800
National Australia Bank Limited Overdraft Facility	886,281	617,471
Debt issuance costs	(412,126)	(665,706)
Total current portion of working capital lines of credit, net	15,153,160	33,946,565
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	22,344,308	—
Total long-term portion of working capital lines of credit	22,344,308	—
Total working capital lines of credit, net	$37,497,468	$33,946,565
Current portion of long-term debt
Finance lease	$865,143	$909,413
Debt issuance costs	(3,473)	$(5,077)
Term loan - National Australia Bank Limited	363,100	374,900
Machinery & equipment loans - National Australia Bank Limited	274,229	165,802
Secured real estate note - Conterra	7,085,612	275,684
Debt issuance costs	(76,593)	(39,556)
Total current portion, net	8,508,018	1,681,166
Long-term debt, less current portion
Finance lease	783,665	1,108,709
Debt issuance costs	(518)	(1,847)
Term loan - National Australia Bank Limited	2,904,800	2,999,200
Machinery & equipment loans - National Australia Bank Limited	1,166,831	526,564
Secured real estate note - Conterra	—	6,974,356
Debt issuance costs	—	(16,482)
Total long-term portion, net	4,854,778	11,590,500
Total debt, net	$13,362,796	$13,271,666

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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with the Company’s fixed charge coverage ratio as of June 30, 2021 and suspended the Company’s fixed charge coverage ratio financial covenants for the fiscal quarters ending September 30, 2021 and December 31, 2021 and replaced that financial covenant with a minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021. Pursuant to the September 2021 amendment, the Company reverts back to its previous financial covenant to require that it maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00 for the quarter ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the September 2021 amendment, the Company is required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. As of December 31, 2021, the Company obtained a covenant waiver from CIBC, due to our CFO transition costs, to continue to be in compliance with the financial covenants under the loan agreement with CIBC.

As of December 31, 2021, there was approximately $2.2 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company entered into an amendment to extend the note’s maturity date to November 30, 2022 and revise the amounts payable under the note. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The Company will also make three consecutive semi-annual principal and interest payments of approximately $388,045, beginning on July 1, 2021; and a one-time final payment of approximately $7,184,109 on November 30, 2022. The Company was in compliance with all debt covenants as of December 31, 2021.

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

Australian Facilities

At December 31, 2021, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,983,000).

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB.  The documentation became effective in July 2020.

On November 11, 2021, S&W Australia amended its debt facilities with NAB pursuant to which:

•

the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021), to AUD $32,000,000 (USD $23,238,400 at December 31, 2021);

•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD $2,000,000 (USD $1,452,400 at December 31, 2021) and will decrease to zero on June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,178,600 at December 31, 2021); and
•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide for up to an aggregate of AUD $41,500,000 (USD $30,137,300) of credit as of December 31, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,452,400 at December 31, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $23,238,400 at December 31, 2021).  As of December 31, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of December 31, 2021, AUD $33,220,437 (USD $24,124,681) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,267,900 at December 31, 2021). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022, with the remaining repayments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 4.29%.  The credit limit under the facility is AUD $3,000,000 (USD $2,178,600 at December 31, 2021). As of December 31, 2021, AUD $1,917,200 (USD $1,392,271) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at December 31, 2021.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2022	$1,057,780
2023	8,439,509
2024	924,159
2025	2,451,485
2026	291,907
Thereafter	278,540
Total	$13,443,380

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $13,810,450 at December 31, 2021, with maturities ranging from January to August 2022.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $336,796 at December 31, 2021 and foreign currency contract liabilities totaled $96,466 at June 30, 2021. The Company recorded a loss on foreign exchange contracts of $13,256 and a gain on foreign exchange contracts of $484,758, which is reflected in cost of revenue for the three months ended December 31, 2021 and 2020, respectively. The Company recorded a loss on foreign exchange contracts of $252,059 and a gain on foreign exchange contracts of $489,504, which is reflected in cost of revenue for the six months ended December 31, 2021 and 2020, respectively.

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

NOTE 11 - EQUITY-BASED COMPENSATION

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

In December 2018 and January 2019, the Company's Board of Directors and stockholders, respectively, approved the 2019 Equity Incentive Plan, or the 2019 Plan, as a successor to and continuation of the 2009 Plan. In October 2020 and December 2020, the Company’s Board of Directors and stockholders approved, respectively, the amendment to the 2019 Plan to increase the number of shares available for issues as grants and awards by 4,000,000 shares. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan, as amended, will not exceed 8,243,790 shares, which is the sum of (i) 4,000,000 new shares, (ii) 2,750,000 additional shares that were reserved as of the effective date of the 2019 Plan, (iii) 350,343 shares (the number of unallocated shares that were available for grant under the 2009 Plan as of January 16, 2019, the effective date of the 2019 Plan), and (iv) 1,143,447 shares, which is the number of shares subject to outstanding stock awards granted under the 2009 Plan that on or after the effective date of the 2019 Plan may expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to us, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	December 31,
	2021	2020
Risk free rate	0.8% - 1.1%	0.2% - 0.3%
Dividend yield	0%	0%
Volatility	61.8% - 62.4%	52.1%
Average forfeiture assumptions	2.8%	2.3%

During the six months ended December 31, 2021, the Company granted options to purchase 944,725 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.64 - $3.39 per share. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2021 and the year ended June 30, 2021 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	2,875,894	$2.74	8.6	$22,409
Granted	976,924	2.41	—	—
Exercised	(65,990)	2.48	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at June 30, 2021	3,776,568	2.65	8.0	3,962,766
Granted	944,725	2.69	—	—
Exercised	(38,774)	2.33	—	—
Canceled/forfeited/expired	(67,919)	2.86	—	—
Outstanding at December 31, 2021	4,614,600	2.65	7.1	1,068,461
Options vested and exercisable at December 31, 2021	2,694,607	2.75	5.7	646,060
Options vested and expected to vest as of December 31, 2021	4,607,611	$2.65	7.1	$1,067,301

The weighted average grant date fair value of options granted and outstanding at December 31, 2021 was $1.13. At December 31, 2021, the Company had $1,666,520 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 2.1 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the six months ended December 31, 2021, the Company issued 294,421 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the six months ended December 31, 2021 and 2020 totaled $829,780 and $714,368, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $648,232 and $454,904 of stock-based compensation expense associated with grants of restricted stock units during the six months ended December 31, 2021 and 2020, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2020	396,803	$2.33	1.6
Granted	291,206	2.59	1.9
Vested	(326,439)	2.36	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2021	361,570	2.51	1.3
Granted	294,421	2.82	2.9
Vested	(335,695)	2.63	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at December 31, 2021	313,260	$2.67	1.6

At December 31, 2021, the Company had $752,646 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.5 years.

At December 31, 2021, there were 2,568,386 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2021 and 2020, totaled $1,014,203 and $561,216, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2021 and 2020, totaled $1,408,515 and $881,625, respectively.

NOTE 12 – EQUITY

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

On September 27, 2021, the Company entered into an amendment to the At Market Issuance Sales Agreement, under which the aggregate offering price was increased from $14 million to $17.1 million. For the six months ended December 31, 2021, the Company received gross proceeds of approximately $2,586 from the sale of 848 shares of its common stock pursuant to the ATM Agreement.

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

As of December 31, 2021, the Company had $6.2 million remaining under the ATM Agreement.

In December 2020, the Company’s shareholders approved the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares.

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2021 and 2020, respectively.

	Six Months Ended December 31,
	2021	2020
Purchases of equipment classified as finance lease	$(122,863)	$(454,146)

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

In 2019, we restructured our relationship with Corteva, under which, among other things:

•	We received $45.0 million in fiscal 2019, $16.7 million in fiscal 2020, and approximately $8.3 million in fiscal 2021.

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

In addition, our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels, or concerns about our ability to timely fulfill their orders. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, this will adversely affect our product revenue.

During the year ended June 30, 2021 and the three and six months ended December 31, 2021, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs.  We expect these logistical challenges to persist throughout fiscal 2022, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Other Expense

Other expense consists primarily of foreign currency gains and losses, change in contingent consideration obligation and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Conterra Agricultural Capital, LLC, or Conterra.

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

Results of Operations

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2021 was $12.6 million compared to $15.1 million for the three months ended December 31, 2020. The $2.5 million decrease in revenue for the three months ended December 31, 2021 was primarily due to the decrease in product revenue from Pioneer of $4.1 million offset by a $1.6 million increase in product revenue from an increase in alfalfa revenue in the Middle East, Argentina and South Africa and pasture products in Australia. During the three months ended December 31, 2021 we recorded no sales to Pioneer, compared to $4.1 million for the three months ended December 31, 2020.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended December 31, 2021 was $12.6 million compared to Core Revenue for the three months ended December 31, 2020 of $11.0 million, representing an increase of $1.6 million or 15%. Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the three months ended December 31, 2021 can be attributed to $1.6 million from an increase in alfalfa revenue in the Middle East, Argentina and South Africa and pasture products in Australia.

Sales into international markets represented 81% and 55% of our total revenue during the three months ended December 31, 2021 and 2020, respectively. Domestic revenue accounted for 19% and 45% of our total revenue for the three months ended December 31, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Three Months Ended December 31,
	2021		2020
United States	$2,404,078	19%	$6,738,493	45%
Australia	2,245,847	18%	2,059,429	14%
Saudi Arabia	1,680,546	13%	860,282	6%
Pakistan	2,067,507	16%	1,183,752	8%
Argentina	1,058,308	8%	312,819	2%
South Africa	914,552	7%	187,960	1%
Libya	44,000	0%	—	0%
Sudan	—	0%	480,626	3%
China	265,584	2%	652,766	4%
Canada	79,200	1%	1,120	0%
Other	1,871,787	16%	2,574,084	17%
Total	$12,631,409	100%	$15,051,331	100%

Cost of revenue of $11.0 million for the three months ended December 31, 2021 was equal to 86.9% of total revenue for the three months ended December 31, 2021, while the cost of revenue of $13.0 million for the three months ended December 31, 2020 was equal to 86.5% of total revenue for the three months ended December 31, 2020. Cost of revenue for the three months ended December 31, 2021 and 2020 included inventory write-downs of $0.4 million and $37,251, respectively. The write-down of inventory during the three months ended December 31, 2021 and 2020 related to certain inventory lots that deteriorated in quality and germination rates during the quarter.

Gross profit margin for the three months ended December 31, 2021 was 13.1% compared to 13.5% for the three months ended December 31, 2020. The decrease in gross margin for the three months ended December 31, 2021 is primarily driven by the increase in inventory write-downs, offset with higher margin alfalfa seed and pasture product sales. During the three months ended December 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs. The Company expects these logistical challenges to persist throughout the remainder of fiscal 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended December 31, 2021 totaled $7.1 million compared to $5.9 million for the three months ended December 31, 2020. The $1.2 million increase in SG&A expense versus the comparable period of the prior year was primarily due to $0.7 million of non-recurring severance and other costs associated with the change in our Chief Financial Officer as well as a $0.5 million increase in our stock-based compensation. As a percentage of revenue, SG&A expenses were 56.1% for the three months ended December 31, 2021, compared to 39.3% for the three months ended December 31, 2020.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2021 totaled $2.1 million compared to $2.1 million for the three months ended December 31, 2020. We expect that research and development costs will total approximately $8.0 million for the year ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2021 was $1.4 million compared to $1.4 million for the three months ended December 31, 2020. Included in these amounts was amortization expense for intangible assets, which totaled $0.6 million for the three months ended December 31, 2021 and $0.6 million for the three months ended December 31, 2020.

Foreign Currency Loss

We recorded a foreign currency loss of $0.3 million for the three months ended December 31, 2021 compared to a gain of $0.2 million for the three months ended December 31, 2020. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.5 million gain to non-cash change in contingent consideration obligation for the quarter ended December 31, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended December 31, 2021 was $0.2 million compared to $0.3 million for the three months ended December 31, 2020. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended December 31, 2021 totaled $0.6 million compared to $0.6 million for the three months ended December 31, 2020. Interest expense for the three months ended December 31, 2021 and 2020 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases.

Provision for Income Taxes

Income tax expense totaled $0.3 million for the three months ended December 31, 2021 compared to income tax expense of $42,480 for the three months ended December 31, 2020. Our effective tax rate was (2.7)% for the three months ended December 31, 2021 compared to an effective tax rate of (0.5)% for the three months ended December 31, 2020. Our effective tax rate was relatively consistent period over period. Our effective tax rate for the three months ended December 31, 2021 was (2.7)% due to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to this Australian tax expense and minor state taxes.

Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2021 was $28.2 million compared to $28.9 million for the six months ended December 31, 2020. The $0.7 million decrease in revenue for the six months ended December 31, 2021 was primarily due to the $5.7 million decrease in product revenue received from Pioneer (subsidiary of Corteva), offset by a $5.0 million increase in core product revenue in alfalfa and pasture products. During the six months ended December 31, 2021 we recorded no sales to Pioneer, compared to $5.7 million for the six months ended December 31, 2020.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the six months ended December 31, 2021 was $28.2 million compared to Core Revenue for the six months ended December 31, 2020 of $23.2 million, representing an increase of $5.0 million or 21.4%. Due to revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the six months ended December 31, 2021 can be attributed to an increase in alfalfa revenues in the Middle East, Argentina and the North and South Africa regions and pasture products in Australia.

Sales into international markets represented 78% and 58% of our total revenue during the six months ended December 31, 2021 and 2020, respectively. Domestic revenue accounted for 22% and 42% of our total revenue for the six months ended December 31, 2021 and 2020, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Six Months Ended December 31,
	2021		2020
United States	$6,069,406	22%	$12,100,270	42%
Australia	5,679,852	20%	4,841,892	17%
Saudi Arabia	5,147,756	18%	2,059,192	7%
Pakistan	2,231,561	8%	1,183,667	4%
Argentina	1,409,147	5%	976,894	3%
South Africa	1,378,781	5%	412,960	1%
Libya	1,088,000	4%	484,645	2%
Sudan	819,618	3%	480,626	2%
China	738,709	3%	1,788,856	6%
Canada	482,020	2%	393,080	1%
Other	3,118,240	10%	4,184,635	15%
Total	$28,163,090	100%	$28,906,717	100%

Cost of revenue of $23.4 million for the six months ended December 31, 2021 was equal to 83.0% of total revenue for the six months ended December 31, 2021, while the cost of revenue of $25.1 million for the six months ended December 31, 2020 was equal to 86.8% of total revenue for the six months ended December 31, 2020. Cost of revenue for the six months ended December 31, 2021 and 2020 included inventory write-downs of $0.7 million and $0.9 million, respectively. The write-down of inventory during the six months ended December 31, 2021 and 2020, respectively, related to certain inventory lots that deteriorated in quality and germination rates during the period.

Total gross profit margin for the six months ended December 31, 2021 was 17.0% compared to 13.2% in the six months ended December 31, 2020. The increase in gross margin for the six months ended December 31, 2021 is primarily driven by the decrease in inventory write-downs, coupled with higher margin alfalfa seed and pasture product sales. During the six months ended December 31, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs. The Company expects these logistical challenges to persist throughout the remainder of fiscal 2022.

Selling, General and Administrative Expenses

SG&A expense for the six months ended December 31, 2021 totaled $12.7 million compared to $10.6 million for the six months ended December 31, 2020. The $2.1 million increase in SG&A expense versus the comparable period of the prior year was primarily due to a $0.6 million change in our incentive compensation accruals, $0.7 million incurred for the change in CFO during November 2021, $0.5 million increase in our stock-based compensation and a $0.3 million increase in other expenses including professional fees, travel, rent and salaries and wages. As a percentage of revenue, SG&A expenses were 45.0% for the six months ended December 31, 2021, compared to 36.7% for the six months ended December 31, 2020.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2021 totaled $4.1 million compared to $4.1 million for the six months ended December 31, 2020. We expect that research and development costs will total approximately $8.0 million for the year ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended December 31, 2021 was $2.7 million compared to $2.8 million for the six months ended December 31, 2020. Included in these amounts was amortization expense for intangible assets, which totaled $1.2 million for the six months ended December 31, 2021 and $1.2 million for the six months ended December 31, 2020.

Foreign Currency Loss

We recorded a foreign currency loss of $0.4 million for the six months ended December 31, 2021 compared to a gain of $0.1 million for the six months ended December 31, 2020. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.5 million benefit to non-cash change in contingent consideration obligation for the six months ended December 31, 2021 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the six months ended December 31, 2021 was $0.4 million compared to $0.4 million for the six months ended December 31, 2020. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the six months ended December 31, 2021 totaled $1.1 million compared to $1.2 million for the six months ended December 31, 2020. Interest expense for the six months ended December 31, 2021 and 2020 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases.

Provision for Income Taxes

Income tax expense totaled $0.1 million for the six months ended December 31, 2021 compared to income tax expense of $44,312 for the six months ended December 31, 2020. Our effective tax rate was (0.6)% for the six months ended December 31, 2021 compared to (0.3)% for the six months ended December 31, 2020. Our effective tax rate for the six months ended December 31, 2021 was (0.6)% due to the full valuation allowance established against our deferred tax assets which was recorded during the fourth quarter of fiscal year 2017. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to this Australian tax expense and minor state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2021, we paid our North American growers approximately 50% of amounts due in the fall of 2020 and the balance was paid in the spring of 2021. This payment cycle to our growers was similar in fiscal year 2020, and we expect it to be similar for fiscal year 2022.  S&W Australia and Pasture Genetics, our Australia-based subsidiaries, have production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

Capital Resources and Requirements

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have relied on equity and debt financings, and we will need to obtain additional funding to finance our operations in the future. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

Our loan and security agreement with CIBC and our secured promissory note with Conterra contain various operating and financial covenants, and the COVID-19 pandemic has increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or Conterra to invoke default remedies. As of June 30, 2021, we were not in compliance with certain of these covenants and we were required to obtain waivers and/or amendments from CIBC and Conterra. As of December 31, 2021, we obtained a covenant waiver from CIBC, due to our CFO transition costs, to continue to be in compliance with the financial covenants under our loan agreement with CIBC. We believe it is uncertain we will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in future periods. These factors raise substantial doubt regarding our ability to continue as a going concern. If we are unable to meet these covenants, we will need to raise additional capital or secure future waivers and/or amendments from our lenders. This may include, for example, the need to finance our cash needs through a combination of equity and debt financings, as well as potentially entering into collaborations, strategic alliances and licensing arrangements, selling certain assets or divesting certain operations.

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the maturity and repayment of our debt;
•	the extent and sustainability of future operating income;
•	the level and timing of future sales and expenditures;
•	timing for when we are able to recognize revenue;
•	working capital required to support our growth;

•	investment capital for plant and equipment;
•	investment in our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

We cannot assure you that we will be successful in refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, Conterra or our other lenders, or renewing or refinancing our existing debt. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders or sell certain assets.

If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets, and may be on terms less favorable than our existing loans. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

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
•

The Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves. As of December 31, 2021, our available borrowing base was $2.2 million and $13,784,913 principal amount was outstanding under the Credit Facility. As of January 31, 2022, our available borrowing base was $1.3 million and $15,557,437 principal amount was outstanding under the Credit Facility.

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

Pursuant to the September 2021 amendment to the Loan Agreement, CIBC waived noncompliance with our fixed charge coverage ratio as of June 30, 2021 and suspended our fixed charge coverage ratio financial covenants for the fiscal quarters ended September 30, 2021 and December 31, 2021 and replaced that financial covenant with the minimum EBITDA threshold tested quarterly for the quarters ending September 30, 2021 and December 31, 2021.  Pursuant to the September 2021 amendment, we revert back to our previous financial covenant to require that we maintain a fixed charge coverage ratio equal to or greater than (i) 1.00 to 1.00, beginning with the fiscal quarter ending March 31, 2022 and (ii) 1.15 to 1.00 for each fiscal quarter thereafter. In addition, pursuant to the September 2021 amendment, we are required to maintain liquidity of no less than $3,000,000 at all times for the remainder of the term of the Loan Agreement. As of December 31, 2021, we obtained a covenant waiver from CIBC, due to our CFO transition costs, to continue to be in compliance with the financial covenants under the loan agreement with CIBC.

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

We are actively engaging with potential lenders to refinance the Loan Agreement prior to its maturity on December 23, 2022. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Loan Agreement. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or see additional waivers from, CIBC, including on terms that may be significantly less favorable to us, before we are able to refinance the Loan Agreement, if ever.

Debt Facilities with National Australia Bank

At December 31, 2021, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,983,000) and cross-guaranteed by S&W Australia.

In June 2020, S&W Australia executed documentation to consolidate the Pasture Genetics debt facility with NAB into its debt facilities with NAB. The documentation became effective in July 2020.

On November 11, 2021, S&W Australia amended its debt facility with NAB pursuant to which:

•

the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021), to AUD $32,000,000 (USD $23,238,400 at December 31, 2021);

•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD $2,000,000 (USD $1,452,400 at December 31, 2021) and will decrease to zero on June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,178,600 at December 31, 2021); and
•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide for up to an aggregate of AUD $41,500,000 (USD $30,137,300) of credit as of December 31, 2020, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,452,400 at December 31, 2021) and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $23,238,400 at December 31, 2021). The seasonal credit facility expires on March 31, 2022. As of December 31, 2021, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.5% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2021, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of December 31, 2021, AUD $33,220,437 (USD $24,124,681) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,267,900 at December 31, 2021). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022, with the remaining repayments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 4.29%.  The credit limit under the facility is AUD $3,000,000 (USD $2,178,600 at December 31, 2021). As of December 31, 2021, AUD $1,917,200 (USD $1,392,271) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at December 31, 2021.

Secured Note with Conterra

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. Pursuant to this transaction, we issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at our Nampa, Idaho production facilities and our Nampa, Idaho research facilities. We may prepay the secured note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. We are required to make our last semi-annual principal and interest payment of approximately $388,045, on July 1, 2022 and a one-time final payment of approximately $7,184,109 on November 30, 2022. We were in compliance with all debt covenants as of December 31, 2021. We are actively engaging with Conterra and potential lenders to refinance the Conterra note prior to the final payment under the Conterra note coming due. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Conterra note. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or see additional waivers from, Conterra, including on terms that may be significantly less favorable to us, before we are able to refinance the Conterra note, if ever.

Equity Issuances

On September 23, 2020 and as amended on September 27, 2021, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $17.1 million through B. Riley as our sales agent.

For the year ended June 30, 2021, we received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of our common stock pursuant to the ATM Agreement.  For the six months ended December 31, 2021, we received gross proceeds of approximately $2,586 from the sale of 848 shares of our common stock pursuant to the ATM Agreement.

As of December 31, 2021, the Company had $6.2 million remaining under the ATM Agreement.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities	$(8,065,824)	$(7,887,079)
Cash flows from investing activities	(1,206,255)	282,469
Cash flows from financing activities	8,699,613	5,828,555
Effect of exchange rate changes on cash	(233,405)	579,040
Net increase (decrease) in cash and cash equivalents	(805,871)	(1,197,015)
Cash and cash equivalents, beginning of period	3,527,937	4,123,094
Cash and cash equivalents, end of period	$2,722,066	$2,926,079

Operating Activities

For the six months ended December 31, 2021, operating activities used $8.1 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $11.0 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.0 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $1.1 million, a decrease in accounts receivable of $2.5 million, and an increase in deferred revenue from prepayment on end of season revenue of $5.5 million, partially offset by an increase in inventory of $5.7 million.

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

Investing Activities

Investing activities during the six months ended December 31, 2021 used $1.2 million in cash. Additions to property, plant and equipment accounted for $1.2 million of the cash used in investing activities.

Investing activities during the six months ended December 31, 2020 provided $0.3 million in cash. Proceeds from the disposal of property, plant and equipment accounted for $0.6 million of the cash provided in investing activities. We also had additions to property, plant and equipment of $0.3 million.

Financing Activities

Financing activities during the six months ended December 31, 2021 provided $8.7 million in cash. During the six months ended December 31, 2021, we had net borrowings on the working capital lines of credit of $3.9 million, net proceeds from sale of common stock of $4.9 million, borrowings of long-term debt of $0.9 million and net repayments of long-term debt of $0.7 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and six months ended December 31, 2021.

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

The goodwill balance at December 31, 2021 and June 30, 2021 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2021.

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

During the six months ended December 31, 2021, we recognized a write-down of inventory in the amount of $0.7 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the six months ended December 31, 2021 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the quarter.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.3(3)	Registrant's Second Amended and Restated Bylaws, together with Amendment One, Two and Three thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

10.1	Finance Agreement by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated October 14, 2021

10.2*	Employment Agreement by and between the Registrant and Elizabeth Horton, dated November 13, 2021.

10.3*	Separation and Consulting Agreement by and between the Registrant and Matthew Szot, dated November 14, 2021.

10.4(5)	Securities Purchase Agreement, dated October 14, 2021, by and among the Company and the Purchasers.

10.5(6)	Registration Rights Agreement, dated October 14, 2021, by and among the Company and the Purchasers.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 26, 2018 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Statement on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on November 12, 2021 (File No. 001-34719).
(6)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 12, 2021 (File No. 001-34719).
*	Management contract or compensatory plan or arrangement.

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

S&W SEED COMPANY

Date: February 10, 2022	By:	/s/ Elizabeth Horton
Elizabeth Horton
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)