Form 10-Q
period 2022-03-31
S&W Seed Co
filed 2022-05-16
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2022

or

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

The number of shares outstanding of common stock of the registrant as of May 16, 2022 was 41,559,732.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning: our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or they prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•	whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•	whether we are able to maintain compliance with our current loan agreements or secure replacement loan financing;
•

the COVID-19 pandemic, global inflation and the ongoing military conflict between Russia and Ukraine and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

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
•

our preliminary, nonbinding discussions for a joint venture in wheat with Trigall Genetics may not result in a consummated transaction, the joint venture may not be created in the manner or on the terms expected, or at all, and the joint venture may not provide the anticipated benefits; and

•

other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2022	June 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$3,141,919	$3,527,937
Accounts receivable, net	23,559,952	19,389,213
Inventories, net	71,917,710	63,395,256
Prepaid expenses and other current assets	1,181,307	1,555,530
TOTAL CURRENT ASSETS	99,800,888	87,867,936
Property, plant and equipment, net	17,466,927	17,740,974
Intangibles, net	35,303,431	37,130,942
Goodwill	1,649,211	1,651,634
Other assets	5,936,816	7,079,490
TOTAL ASSETS	$160,157,273	$151,470,976
LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,004,563	$15,947,918
Deferred revenue	3,056,588	385,328
Accrued expenses and other current liabilities	9,497,053	9,134,869
Current portion of working capital lines of credit, net	13,678,143	33,946,565
Current portion of long-term debt, net	8,424,681	1,681,166
TOTAL CURRENT LIABILITIES	59,661,028	61,095,846
Long-term working capital lines of credit, less current portion	23,590,666	—
Long-term debt, net, less current portion	4,966,090	11,590,500
Contingent consideration obligation	—	741,552
Other non-current liabilities	3,430,750	3,649,885
TOTAL LIABILITIES	91,648,534	77,077,783
SERIES B CONVERTIBLE PREFERRED STOCK
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 shares issued and outstanding	4,691,716	—
TOTAL SERIES B CONVERTIBLE PREFERRED STOCK	4,691,716	—
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,565,768 issued and 41,540,768 outstanding at March 31, 2022; 36,772,983 issued and 36,747,983 outstanding at June 30, 2021;	41,566	36,773
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	162,342,148	149,684,357
Accumulated deficit	(92,865,104)	(69,311,909)
Accumulated other comprehensive loss	(5,578,324)	(5,850,826)
Noncontrolling interests	10,933	(31,006)
TOTAL STOCKHOLDERS' EQUITY	63,817,023	74,393,193
TOTAL LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$160,157,273	$151,470,976

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenue	$23,186,877	$32,376,697	$51,349,967	$61,283,414
Cost of revenue	20,481,463	26,206,066	43,857,520	51,293,692
Gross profit	2,705,414	6,170,631	7,492,447	9,989,722
Operating expenses
Selling, general and administrative expenses	5,582,060	5,797,322	18,260,785	16,402,352
Research and development expenses	1,904,631	2,357,905	6,010,172	6,483,894
Depreciation and amortization	1,379,856	1,336,798	4,084,554	4,126,776
Loss (gain) on disposal of property, plant and equipment	49,796	(1,311,346)	13,957	(1,353,415)
Total operating expenses	8,916,343	8,180,679	28,369,468	25,659,607
Loss from operations	(6,210,929)	(2,010,048)	(20,877,021)	(15,669,885)
Other expense
Foreign currency loss (gain)	146,935	87,849	567,963	(16,704)
Change in contingent consideration obligation	(185,800)	(683,611)	(714,429)	(248,092)
Interest expense - amortization of debt discount	246,801	133,941	660,191	501,601
Interest expense	589,696	558,494	1,721,646	1,736,836
Gain on sale of marketable security	(68,967)	—	(68,967)	—
Loss before income taxes	(6,939,594)	(2,106,721)	(23,043,425)	(17,643,526)
Provision (benefit) for income taxes	322,661	(257,633)	414,636	(213,320)
Net loss	$(7,262,255)	$(1,849,088)	$(23,458,061)	$(17,430,206)
Net income (loss) attributed to noncontrolling interests	42,668	(1,796)	41,939	56,298
Net loss attributable to S&W Seed Company	$(7,304,923)	$(1,847,292)	$(23,500,000)	$(17,486,504)

Calculation of net loss for earning (loss) per share:
Net loss attributable to S&W Seed Company	$(7,304,923)	$—	$(23,500,000)	$—
Dividends accrued for participating securities and accretion	$(53,195)	$—	$(53,195)	$—
Net loss attributed to common shareholders	$(7,358,118)	$—	$(23,553,195)	$—

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.19)	$(0.05)	$(0.62)	$(0.51)
Diluted	$(0.19)	$(0.05)	$(0.62)	$(0.51)
Weighted average number of common shares outstanding:
Basic	39,515,547	34,945,476	38,240,917	33,976,517
Diluted	39,515,547	34,945,476	38,240,917	33,976,517

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(7,262,255)	$(1,849,088)	$(23,458,061)	$(17,430,206)
Foreign currency translation adjustment, net of income taxes	480,280	36,875	272,502	570,841
Comprehensive loss	$(6,781,975)	$(1,812,213)	$(23,185,559)	$(16,859,365)
Comprehensive income (loss) attributable to noncontrolling interests	42,668	(1,796)	41,939	56,298
Comprehensive loss attributable to S&W Seed Company	$(6,824,643)	$(1,810,417)	$(23,227,498)	$(16,915,663)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2020	—	—	34,189,660	$34,190	(25,000)	$(134,196)	$140,028,674	$(65,780,154)	(62,365)	$(5,577,458)	$68,508,691
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	421,814	—	—	—	421,814
Net issuance to settle RSUs	—	—	20,718	21	—	—	(28,727)	—	—	—	(28,706)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,080,902	1,081	—	—	3,740,910	—	—	—	3,741,991
Other comprehensive income	—	—	—	—	—	—	—	—	—	36,875	36,875
Net loss	—	—	—	—	—	—	—	(1,847,292)	(1,796)	—	(1,849,088)
Balance, March 31, 2021	—	$—	35,291,280	$35,291	(25,000)	$(134,196)	$144,162,671	$(67,627,446)	$(64,161)	$(5,540,583)	$70,831,576

Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	413,293	—	—	—	413,293
Series B Detachable Warrant	—	—	—	—	—	—	361,729	(12,919)	—	—	348,810
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	—	(40,276)	—	—	(40,276)
Net issuance to settle RSUs	—	—	18,056	18	—	—	(20,458)	—	—	—	(20,440)
Proceeds from sale of common stock, net of fees and expenses	—	—	2,633,052	2,633	—	—	5,734,449	—	—	—	5,737,082
Other comprehensive income	—	—	—	—	—	—	—	—	—	480,280	480,280
Net loss	—	—	—	—	—	—	—	(7,304,923)	42,668	—	(7,262,255)
Balance, March 31, 2022	—	$—	41,565,768	$41,566	(25,000)	$(134,196)	$162,342,148	$(92,865,104)	$10,933	$(5,578,324)	$63,817,023

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2020	—	—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,303,439	—	—	—	1,303,439
Net issuance to settle RSUs	—	—	253,199	253	—	—	(76,645)	—	—	—	(76,392)
Proceeds from sale of common stock, net of fees and expenses	—	—	1,580,220	1,580	—	—	5,126,337	—	—	—	5,127,917
Other comprehensive income	—	—	—	—	—	—	—	—	—	570,841	570,841
Net income (loss)	—	—	—	—	—	—	—	(17,486,504)	56,298	—	(17,430,206)
Balance, March 31, 2021	—	$—	35,291,280	$35,291	(25,000)	$(134,196)	$144,162,671	$(67,627,446)	$(64,161)	$(5,540,583)	$70,831,576

Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,821,808	—	—	—	1,821,808
Series B Detachable Warrant	—	—	—	—	—	—	361,729	(12,919)	—	—	348,810
Accrued dividends on Series B Convertible Preferred Stock	—	—	—	—	—	—	—	(40,276)	—	—	(40,276)
Net issuance to settle RSUs	—	—	311,542	312	—	—	(179,039)	—	—	—	(178,727)
Proceeds from sale of common stock, net of fees and expenses	—	—	4,481,243	4,481	—	—	10,653,293	—	—	—	10,657,774
Other comprehensive income	—	—	—	—	—	—	—	—	—	272,502	272,502
Net loss	—	—	—	—	—	—	—	(23,500,000)	41,939	—	(23,458,061)
Balance, March 31, 2022	—	$—	41,565,768	$41,566	(25,000)	$(134,196)	$162,342,148	$(92,865,104)	$10,933	$(5,578,324)	$63,817,023

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,458,061)	$(17,430,206)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities
Stock-based compensation	1,821,808	1,303,439
Change in allowance for doubtful accounts	200,458	(234,270)
Inventory write-down	1,877,229	1,253,073
Depreciation and amortization	4,084,554	4,126,776
Loss (gain) on disposal of property, plant and equipment	13,957	(1,353,415)
Change in foreign exchange contracts	46,157	(94,123)
Change in contingent consideration obligation	(714,429)	(248,092)
Amortization of debt discount	660,191	501,601
Changes in:
Accounts receivable	(4,272,470)	(3,934,992)
Inventories	(10,256,441)	(1,410,638)
Prepaid expenses and other current assets	363,963	475,607
Other non-current asset	(152,621)	53,924
Accounts payable	8,866,376	13,560,980
Deferred revenue	2,670,287	(4,425,381)
Accrued expenses and other current liabilities	360,147	(1,951,704)
Other non-current liabilities	(117,524)	(41,940)
Net cash used in operating activities	(18,006,419)	(9,849,361)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,637,547)	(772,531)
Proceeds from disposal of property, plant and equipment	79,862	643,194
Net proceeds from sale of marketable securities	988,504	—
Proceeds from sale of assets held for sale	—	2,229,352
Acquisition of germplasm	—	(8,499)
Net cash (used in) provided by investing activities	(569,181)	2,091,516
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	10,657,775	5,127,917
Net proceeds from sale of preferred stock	5,000,250	—
Taxes paid related to net share settlements of stock-based compensation awards	(178,727)	(76,392)
Borrowings and repayments on lines of credit, net	2,757,274	5,744,377
Borrowings of long-term debt	860,801	152,200
Debt issuance costs	(169,901)	(93,670)
Repayments of long-term debt	(1,027,959)	(4,189,648)
Net cash provided by financing activities	17,899,513	6,664,784
EFFECT OF EXCHANGE RATE CHANGES ON CASH	290,069	334,478
NET DECREASE IN CASH & CASH EQUIVALENTS	(386,018)	(758,583)
CASH AND CASH EQUIVALENTS, beginning of the period	$3,527,937	$4,123,094
CASH AND CASH EQUIVALENTS, end of period	$3,141,919	$3,364,511
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,916,894	$2,160,742
Income taxes	278,095	244,062

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements.  The Company recorded a combined $0.5 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in its consolidated balance sheet as of March 31, 2022. The Company recorded a combined $0.6 million of current assets (restricted) and $0.1 million of current liabilities (nonrecourse) for these entities in its consolidated balance sheet as of June 30, 2021.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. Five customer accounted for 15% of its revenue for the three months ended March 31, 2022 and one customer accounted for 28% of its revenue for the three months ended March 31, 2021. Five customers accounted for 14% of its revenue for the nine months ended March 31, 2022 and one customer accounted for 25% of its revenue for the nine months ended March 31, 2021.

Two customers accounted for 13% of the Company’s accounts receivable at March 31, 2022. One customer accounted for 11% of the Company’s accounts receivable at June 30, 2021.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 60% and 52% of revenue during the three months ended March 31, 2022 and 2021, respectively. Sales to international markets represented 70% and 55% of revenue during the nine months ended March 31, 2022 and 2021, respectively. The net book value of fixed assets located outside the United States was 23% and 19% of total fixed assets at March 31, 2022 and June 30, 2021, respectively. Cash balances located outside of the United States may not be insured and totaled $363,694 and $204,813 at March 31, 2022 and June 30, 2021, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
United States	$9,270,851	40%	$15,672,861	48%	$15,340,257	30%	$27,773,152	45%
Australia	8,846,660	38%	11,426,369	35%	14,526,512	28%	16,268,261	27%
Saudi Arabia	1,168,502	5%	324,000	1%	6,316,258	12%	2,383,192	4%
Pakistan	602,060	3%	444,353	1%	2,833,622	6%	2,041,548	3%
China	929,335	4%	1,366,381	4%	1,668,044	3%	1,847,007	3%
South Africa	265,292	1%	946,631	3%	1,644,073	3%	1,923,525	3%
Argentina	—	0%	—	0%	1,409,147	3%	1,183,667	2%
Libya	—	0%	306,000	1%	1,088,000	2%	718,960	1%
Egypt	557,510	2%	79,890	0%	959,810	2%	472,970	1%
Sudan	—	0%	—	0%	819,618	2%	484,645	1%
Other	1,546,667	7%	1,810,212	6%	4,744,626	9%	6,186,487	10%
Total	$23,186,877	100%	$32,376,697	100%	$51,349,967	100%	$61,283,414	100%

Liquidity and Capital Resources

The Company is monitoring the impact of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine on its business, including its results of operations and financial condition, and has implemented measures designed to protect the health and safety of its employees while continuing its operations.

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

During the year ended June 30, 2021 and the three and nine months ended March 31, 2022, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs.  The Company expects these logistical challenges to persist throughout fiscal 2022, which may, among other things, delay or reduce its ability to recognize revenue within a particular fiscal period and harm its results of operations.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

For the nine months ended March 31, 2022, we reported a net loss of $23.5 million and net cash used in operations of $18.0 million.  At March 31, 2022, we had cash on hand of $3.1 million.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, and the Company’s secured promissory note with Conterra Agriculture Capital, LLC, or Conterra, which mature on December 23, 2022 and November 30, 2022, respectively, contain various operating and financial covenants (See Note 8). The COVID-19 pandemic and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain of these covenants as of June 30, 2021, December 31, 2021, and March 31, 2022, and was required to obtain waivers and/or amendments from CIBC and Conterra. In particular, the CIBC loan agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1,000,000 through and including June 29, 2022 and $2,500,000 thereafter. The Company does not currently expect it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in certain periods prior to maturity. The Company will need to either raise additional capital, secure future waivers and/or amendments from its lenders, obtain financing from new lenders, and/or accomplish some combination of these items to maintain sufficient liquidity. The Company is actively pursuing refinancing of the CIBC debt facility. There can be no assurance the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $264,892 and $57,582 at March 31, 2022 and June 30, 2021, respectively.

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

Components of inventory are:

	March 31, 2022	June 30, 2021
Raw materials and supplies	$2,676,366	$2,722,832
Work in progress	20,398,537	6,662,006
Finished goods	48,842,807	54,010,418
	$71,917,710	$63,395,256

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

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $0.4 million at March 31, 2022 and $1.3 million at June 30, 2021, and the investment is included in Other Assets on the Consolidated Balance Sheet.

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

During the three months ended March 31, 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $988,504, which included a gain on the sale of marketable securities of $68,967.  No adjustments for impairment were made for the three months or nine months ended March 31, 2022 or March 31, 2021.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2022 and March 31, 2021 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Preferred Stock and warrant are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders. During the three and nine months ended March 31, 2022, there were $40,276 in accrued dividends subtracted from net income attributable to common shareholders; there were no undistributed earnings to allocate to the participating securities.   Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation. During the three and nine months ended March 31, 2022, $12,919 was accreted to the redemption value of the Series B Preferred Stock and subtracted from net income attributable to common shareholders.

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to S&W Seed Company	$(7,304,923)	$(1,847,292)	$(23,500,000)	$(17,486,504)
Dividends accrued for participating securities and accretion	(53,195)	—	(53,195)	—
Numerator for basic and diluted EPS	(7,358,118)	(1,847,292)	(23,553,195)	(17,486,504)
Denominator:
Denominator for basic EPS-weighted- average shares	39,515,547	34,945,476	38,240,917	33,976,517
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	39,515,547	34,945,476	38,240,917	33,976,517
Basic EPS	$(0.19)	$(0.05)	$(0.62)	$(0.51)
Diluted EPS	$(0.19)	$(0.05)	$(0.62)	$(0.51)

The effects of employee stock options and restricted stock units are excluded because they would be anti-dilutive due to the Company’s net loss for the three and nine months ended March 31, 2022 and 2021.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract asset	$—	$93,800	$—
Contingent consideration obligations	$—	$—	$—
Total	$—	$93,800	$—

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$96,466	$—
Contingent consideration obligations	$—	$—	$741,552
Total	$—	$96,466	$741,552

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective July 1, 2021. This ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. At the time of adoption, we had no outstanding convertible instruments and no adjustments were recognized to our July 1, 2021 accumulated deficit. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three and nine months ended March 31, 2022. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification	March 31, 2022
Assets:
Right of use assets - operating leases	Other assets	$4,257,123

Right of use assets - finance leases	Other assets	2,301,350
Accumulated amortization - finance leases	Other assets	(1,120,890)
Right of use assets - finance leases, net	Other assets	1,180,460
Total lease assets		$5,437,583

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	883,251
Current lease liabilities	Accrued expenses and other current liabilities	1,314,027
Long-term debt, net	Long-term debt, net	735,257
Long-term lease liabilities	Other long-term liabilities	3,189,188
Total lease liabilities		$6,121,723

The components of lease cost are as follows:

Leases	Income Statement Classification	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Operating lease cost	Cost of revenue	$172,582	$527,354
Operating lease cost	Selling, general and administrative expenses	82,043	235,868
Operating lease cost	Research and development expenses	122,280	312,341
Finance lease cost	Depreciation and amortization	183,261	533,877
Total lease costs		$560,166	$1,609,440

Maturities of lease liabilities as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$429,195	$271,001
2023	1,254,993	956,902
2024	1,153,370	375,811
2025	811,971	109,016
2026	726,553	23,816
After 2026	505,569	—
Total lease payments	4,881,651	1,736,546
Less: Interest	(378,436)	(118,038)
Present value of lease liabilities	$4,503,215	$1,618,508

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2022:

Operating lease remaining lease term	4.3 years
Operating lease discount rate	4.09%
Finance lease remaining lease term	1.8 years
Finance lease discount rate	5.09%
Cash paid for operating leases	$859,713
Cash paid for finance leases	$1,244,746

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

The remaining amounts were recognized as revenue as the seed was delivered to Corteva through March 2021.  The amount allocated to the seed represented the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.  The Company allocated approximately $1.8 million to an unbilled receivable related to revenue recognition at contract termination and the remainder of the payments was allocated to the license using a residual method approach. The unbilled receivable is $0 as of March 31, 2022 and June 30, 2021.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Pioneer product sales	$—	$8,507,062	$—	$14,198,857
Other product sales	22,791,148	22,987,351	49,946,635	45,267,007
Services	395,729	882,284	1,403,332	1,817,550
	$23,186,877	$32,376,697	$51,349,967	$61,283,414

Pioneer Product Sales

In the three and nine months ended March 31, 2021, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Payment Terms and Related Balance Sheet Accounts

Accounts receivable represent amounts that are payable to the Company by its customers subject only to the passage of time. Payment terms on invoices are generally 30 to 180 days for export customers and end of sales season (September 30th) for branded products sold within the United States. As the period between the transfer of goods and/or services to the customer and receipt of payment is less than one year, the Company does not separately account for a financing component in its contracts with customers.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended March 31, 2022, the Company recognized a gain on amounts previously written off to bad debt expense of $(20,705).  During the nine months ended March 31, 2022, the Company recognized a net loss on amounts written off to bad debt expense of $200,458.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the nine months ended March 31, 2022, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2021. During the nine months ended March 31, 2021, the Company recognized $6.2 million of revenue that was included in the deferred balance as of June 30, 2020.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436, as part of this transaction. The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired.

The following table summarizes the activity of goodwill for the nine months ended March 31, 2022 and the year ended June 30, 2021, respectively.

	Balance at July 1, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at March 31, 2022
Goodwill	$1,651,634	$—	$—	$(2,423)	$1,649,211

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2021
Goodwill	$1,508,675	$—	$—	$142,959	$1,651,634

Intangible assets consist of the following:

	Balance at July 1, 2021	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at March 31, 2022
Trade name	$1,310,489	$—	$—	$(152,569)	$(2,289)	$1,155,631
Customer relationships	6,302,591	—	—	(281,047)	(13,754)	6,007,790
Non-compete	5,058	—	—	(5,058)	—	—
GI customer list	50,146	—	—	(5,373)	—	44,773
Supply agreement	850,874	—	—	(56,725)	—	794,149
Grower relationships	1,436,988	—	—	(79,055)	—	1,357,933
Intellectual property	24,427,857	—	—	(1,044,266)	—	23,383,591
License agreement	2,340,269	—	—	(129,612)	(6,930)	2,203,727
Internal use software	406,670	—	—	(50,833)	—	355,837
	$37,130,942	$—	$—	$(1,804,538)	$(22,973)	$35,303,431

	Balance at July 1, 2020	Additions	Impairment	Amortization	Currency Translation Adjustment	Balance at June 30, 2021
Trade name	$1,479,278	$—	$—	$(206,311)	$37,522	$1,310,489
Customer relationships	6,187,086	—	—	(376,431)	491,936	6,302,591
Non-compete	21,312	—	—	(16,254)	—	5,058
GI customer list	57,310	—	—	(7,164)	—	50,146
Supply agreement	926,507	—		(75,633)	—	850,874
Grower relationships	1,542,393	—	—	(105,405)	—	1,436,988
Intellectual property	25,415,665	388,499	—	(1,376,307)	—	24,427,857
In process research and development	380,000	(380,000)	—	—	—	—
License agreement	2,300,059	—	—	(176,646)	216,856	2,340,269
Internal use software	474,448	—	—	(67,778)	—	406,670
	$38,784,058	$8,499	$—	$(2,407,929)	$746,314	$37,130,942

Amortization expense totaled $598,399 and $604,439 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense totaled $1,804,538 and $1,798,227 for the nine months ended March 31, 2022 and 2021, respectively.

Estimated aggregate remaining amortization is as follows:

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$609,303	$2,502,920	$2,480,385	$2,319,707	$2,233,290	$25,157,826

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31, 2022	June 30, 2021
Land and improvements	$2,296,944	$2,297,529
Buildings and improvements	8,201,738	8,196,593
Machinery and equipment	14,975,940	13,935,053
Vehicles	1,191,797	1,046,937
Leasehold improvements	552,810	552,810
Construction in progress	141,093	48,480
Total property, plant and equipment	27,360,322	26,077,402
Less: accumulated depreciation	(9,893,395)	(8,336,428)
Property, plant and equipment, net	$17,466,927	$17,740,974

Depreciation expense totaled $625,327 and $604,080 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense totaled $1,809,915 and $1,941,750 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	March 31, 2022	June 30, 2021
Current portion of working capital lines of credit
CIBC	$13,000,000	$14,500,000
National Australia Bank Limited	367,734	19,494,800
National Australia Bank Limited Overdraft Facility	611,014	617,471
Debt issuance costs	(300,605)	(665,706)
Total current portion of working capital lines of credit, net	13,678,143	33,946,565
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	23,590,666	—
Total long-term portion of working capital lines of credit	23,590,666	—
Total working capital lines of credit, net	$37,268,809	$33,946,565
Current portion of long-term debt
Finance lease	$883,251	$909,413
Debt issuance costs	(2,656)	$(5,077)
Term loan - National Australia Bank Limited	374,350	374,900
Machinery & equipment loans - National Australia Bank Limited	266,385	160,632
Machinery & equipment loans - Hyster	12,720	5,170
Vehicle loans - Ford Credit	40,341	—
Secured real estate note - Conterra	6,905,995	275,684
Debt issuance costs	(55,705)	(39,556)
Total current portion, net	8,424,681	1,681,166
Long-term debt, less current portion
Finance lease	735,257	1,108,709
Debt issuance costs	(163)	(1,847)
Term loan - National Australia Bank Limited	2,994,800	2,999,200
Machinery & equipment loans - National Australia Bank Limited	1,101,381	508,641
Machinery & equipment loans - Hyster	34,489	17,923
Vehicle loans - Ford Credit	100,326	—
Secured real estate note - Conterra	—	6,974,356
Debt issuance costs	—	(16,482)
Total long-term portion, net	4,966,090	11,590,500
Total debt, net	$13,390,771	$13,271,666

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. The Loan Agreement was subsequently amended on September 22, 2020, December 30, 2020, May 13, 2021, September 27, 2021 and May 13, 2022. As amended, the Loan Agreement provides for a $20.0 million revolving credit facility.

The following is a summary of certain terms of the amended loan agreement:

•	Advances under the CIBC Credit Facility are to be used: (i) to finance the Company’s ongoing working capital requirements; and (ii) for general corporate purposes.
•	All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
•

The CIBC Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves.

•

Loans are based on a Base Rate plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

•	The CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of the Borrowers’ assets (subject to certain exceptions), including intellectual property.
•

The Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate the Company’s outstanding obligations under the CIBC Credit Facility, all as set forth in the Loan Agreement and related documents. The CIBC Credit Facility also contains customary and usual financial covenants imposed by CIBC.

Pursuant to the May 13, 2022 amendment, among other things, (i) the total revolving commitment provided under the Loan Agreement has been reduced to $20,000,000 from $25,000,000; (ii) CIBC waived noncompliance with the Company’s fixed charge coverage ratio financial covenant as of March 31, 2022; (iii) the fixed charge coverage ratio financial covenant has been eliminated for periods after March 31, 2022; (iv) the minimum liquidity financial covenant has been adjusted to require maintenance of no less than $1,000,000 of Liquidity (as defined in the Loan Agreement) (reduced from $3,000,000) through June 29, 2022 and , thereafter, no less than $2,500,000 for the remainder of the Loan Agreement, in each case tested weekly. The Company was not in compliance with the fixed charge coverage ratio financial covenant as of March 31, 2022, however, pursuant to the May 2022 amendment, the Company obtained a waiver from CIBC to continue to be in compliance with the financial covenants under the Loan Agreement.

As of March 31, 2022, there was approximately $2.3 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. On December 24, 2019, the Company entered into an amendment to extend the note’s maturity date to November 30, 2022 and revise the amounts payable under the note. Pursuant to the December 2019 amendment, the Company agreed to make (i) a principal and interest payment of approximately $515,711 on January 1, 2020; (ii) five consecutive semi-annual principal and interest payments of approximately $454,185, beginning on July 1, 2020; and (iii) a one-time final payment of approximately $8,957,095 on November 30, 2022. The Company may prepay the Secured Real Estate Note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The Company will also make three consecutive semi-annual principal and interest payments of approximately $388,045, beginning on July 1, 2021; and a one-time final payment of approximately $7,184,109 on November 30, 2022. The Company was in compliance with all debt covenants as of March 31, 2022.

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

Australian Facilities

At March 31, 2022, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,230,500).

On November 11, 2021, S&W Australia amended its debt facilities with NAB pursuant to which:

•	the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021), to AUD $32,000,000 (USD $23,958,400 at March 31, 2022);
•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD $2,000,000 (USD $1,497,400 at March 31, 2022). It then further decreased to AUD $1,000,000 (USD $748,700 on April 1, 2022) and will decrease to zero on July 1, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,246,100 at March 31, 2022); and

•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide for up to an aggregate of AUD $41,500,000 (USD $31,071,050) of credit as of March 31, 2022, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,497,400 at March 31, 2022) and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $23,958,400 at March 31, 2022).  As of March 31, 2022, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.61% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2022, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of March 31, 2022, AUD $32,816,100 (USD $24,569,414) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,369,150 at March 31, 2022). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022, with the remaining repayments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 4.29%.  The credit limit under the facility is AUD $3,000,000 (USD $2,246,100 at March 31, 2022). As of March 31, 2022, AUD $1,826,855 (USD $1,367,766) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under the debt facilities with NAB at March 31, 2022.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
Remaining in 2022	$685,513
2023	8,502,505
2024	1,076,166
2025	2,596,971
2026	300,969
Thereafter	287,171
Total	$13,449,295

NOTE 9 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $14,423,111 at March 31, 2022, with maturities ranging from January to October 2022.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $143,195 at March 31, 2022 and foreign currency contract liabilities totaled $96,466 at June 30, 2021. The Company recorded a gain on foreign exchange contracts of $(201,188) and a gain on foreign exchange contracts of $(476,224), which is reflected in cost of revenue for the three months ended March 31, 2022 and 2021, respectively. The Company recorded a loss on foreign exchange contracts of $46,157 and a gain on foreign exchange contracts of $(94,123), which is reflected in cost of revenue for the nine months ended March 31, 2022 and 2021, respectively.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	March 31,
	2022	2021
Risk free rate	0.8% - 1.1%	0.2% - 0.3%
Dividend yield	0%	0%
Volatility	61.8% - 62.4%	55.2% - 58.1%
Average forfeiture assumptions	2.8%	2.3%

During the nine months ended March 31, 2022, the Company granted options to purchase 944,725 shares of its common stock to certain of its Directors, members of the executive management team and other employees at exercise prices ranging from $2.64 - $3.39 per share. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2022 and the year ended June 30, 2021 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	2,875,894	$2.74	8.6	$22,409
Granted	976,924	2.41	—	—
Exercised	(65,990)	2.48	—	—
Canceled/forfeited/expired	(10,260)	2.94	—	—
Outstanding at June 30, 2021	3,776,568	2.65	8.0	3,962,766
Granted	944,725	2.69	—	—
Exercised	(38,774)	2.33	—	—
Canceled/forfeited/expired	(67,919)	2.86	—	—
Outstanding at March 31, 2022	4,614,600	2.65	6.8	—
Options vested and exercisable at March 31, 2022	2,966,330	2.72	5.7	—
Options vested and expected to vest as of March 31, 2022	4,609,186	$2.65	6.8	$—

The weighted average grant date fair value of options granted and outstanding at March 31, 2022 was $1.13. At March 31, 2022, the Company had $1,414,086 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 and 2019 Plans, which will be recognized over the weighted average remaining service period of 1.9 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the nine months ended March 31, 2022, the Company issued 294,421 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the nine months ended March 31, 2022 and 2021 totaled $829,780 and $714,368, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $807,587 and $640,350 of stock-based compensation expense associated with grants of restricted stock units during the nine months ended March 31, 2022 and 2021, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2020	396,803	$2.33	1.6
Granted	291,206	2.59	1.9
Vested	(326,439)	2.36	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2021	361,570	2.51	1.3
Granted	294,421	2.82	2.9
Vested	(361,245)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at March 31, 2022	287,710	$2.69	1.3

At March 31, 2022, the Company had $595,014 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.3 years.

At March 31, 2022, there were 2,575,880 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2022 and 2021, totaled $413,293 and $421,814, respectively. Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2022 and 2021, totaled $1,821,808 and $1,303,439, respectively.

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

On February 18, 2022, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with MFP, pursuant to which the Company sold and issued to MFP, in a private placement, 1,695 shares of its Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, and an accompanying warrant, or the Warrant, to purchase up to 559,350 shares of the Company’s common stock, or the Common Stock, par value $0.001 per share, at a combined unit price of $2,950 per share, or the Stated Value, for aggregate gross proceeds of approximately $5.0 million.

The Warrant first becomes exercisable on the date that is six months after the date of issuance, at an exercise price of $5.00 per share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to Common Stock and certain fundamental transactions as described in the Warrant) and will expire five years from the date it first becomes exercisable.

The Series B Preferred Stock is initially convertible into shares of Common Stock at the rate of 1,000 shares of Common Stock per share of Series B Preferred Stock, at any time at the option of the holder of such shares, subject to the following limitations: (i) unless a holder was a stockholder of the Company as of February 18, 2022 (in which case such limitation shall not apply), the Company shall not affect any conversion of Series B Preferred Stock to the extent that, after giving effect to an attempted conversion, such holder, together with its affiliates, would beneficially own a number of shares of Common Stock in excess of 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares, which limit may be decreased or increased (not to exceed 19.99%) upon written notice to the Company, with any increase not becoming effective until at least 61 days after such notice; (ii) a holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock if such conversion would result in the total number of shares of Common Stock issued or issuable upon conversion or exercise of the securities issued pursuant to the Purchase Agreement to exceed 7,777,652 shares, or 19.99% of the outstanding shares of Common Stock as of the date of the Purchase Agreement; and (iii) to the extent Nasdaq Listing Rule 5635(c) is applicable or deemed applicable to a holder, such holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock that would exceed the maximum number of all shares of Common Stock that could be issued by the Company to such holder without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c). Upon receiving shareholder approval of a proposal to be submitted to the shareholders of the Company for the purpose of approving the transactions contemplated by the Purchase Agreement, pursuant to Nasdaq Listing Rules 5635(a), (c) and (d), the foregoing limitations in (ii) and (iii) above shall no longer have any force or effect.

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to solicit the approval of its shareholders for the issuance of all shares of Common Stock otherwise issuable upon the conversion of the Series B Preferred Stock, or the Requisite Approval, at the next annual meeting of the Company’s shareholders, and at each annual meeting of shareholders thereafter, if necessary, until the Requisite Approval is obtained.

A holder of Series B Preferred Stock is entitled to receive cumulative cash dividends of 5% per annum, payable semi-annually in arrears on the last day of March and September of each calendar year. In lieu of paying such cash dividends, the Company may elect to add an amount to the Stated Value, provided that the dividend rate shall be 7% per annum, calculated semi-annually in arrears on the last day of March and September of each calendar year. A holder of Series B Preferred Stock is also entitled to receive any dividend declared and paid to holders of the Common Stock as if such Series B Preferred Stock had been converted into Common Stock. In addition, a holder of Series B Preferred Stock is entitled to a liquidation preference equal to the greater of (i) the Stated Value, plus any cash dividends accrued but unpaid thereon, and (ii) the payment such holder would have received had the Series B Preferred Stock been converted into shares of Common Stock immediately prior to such liquidation event.

Unless prohibited by Nevada law governing distributions to stockholders, the Series B Preferred Stock is redeemable, at any time after August 18, 2025, upon written request from the holders of a majority of the outstanding shares of Series B Preferred Stock, at a price equal to the Stated Value, plus any cash dividends accrued but unpaid thereon.

The Series B Preferred Stock is non-voting except with respect to certain matters affecting the Series B Preferred Stock. In addition, the approval of a majority of the outstanding shares of Series B Preferred Stock is required if after February 18, 2022 the Company seeks to issue Common Stock, pursuant to the Sales Agreement, dated September 27, 2021, between the Company and B. Riley Securities, for cumulative gross proceeds in excess of $6.1 million.

Since the holder has the option to redeem their shares of Series B Preferred Stock at any time after August 18, 2025, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity, net of the relative fair value assigned to the warrant of $361,709 recorded in the Statement of Equity, on the Consolidated Balance Sheet as of March 31, 2022. Over the initial 42-month term the $4,638,521 relative fair value of the Series B Preferred Stock will be accreted to its redemption value of $5,000,250. Dividends will be accrued and recognized through retained earnings.

The following summarizes changes to our Series B Preferred Stock:

Balance at June 30, 2021	$—
Issuance of preferred stock	$4,638,521
Dividends accrued	$40,276
Accretion of discount for warrants	12,919
Balance at March 31, 2022	$4,691,716

NOTE 13 – EQUITY

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14.0 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement. For the year ended June 30, 2021, the Company received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement.

On September 27, 2021, the Company entered into an amendment to the ATM Agreement, under which the aggregate offering price was increased from $14.0 million to $17.1 million. For the nine months ended March 31, 2022, the Company received gross proceeds of approximately $6.2 million from the sale of 2,633,900 shares of its common stock pursuant to the ATM Agreement. As of March 31, 2022, the Company had $0 million remaining under the ATM Agreement.

On October 14, 2021, the Company entered into a Securities Purchase Agreement with MFP Partners, L.P., or MFP, the Company’s largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, the Company’s Chief Executive Officer and a member of its board of directors, and Alan D. Willits, Charles B. Seidler and Robert Straus, each a member of its board of directors, pursuant to which the Company sold and issued an aggregate of 1,847,343 shares of its common stock at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million. Alexander C. Matina, a member of the Company’s board of directors, is Vice President of Investments of the general partner of MFP.

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2022 and 2021, respectively.

	Nine Months Ended March 31,
	2022	2021
Purchases of equipment classified as finance lease	$(271,524)	$(381,464)
Dividends accrued for participating securities and accretion	$(53,195)	$—

NOTE 15 – SUBSEQUENT EVENTS

On May 13, 2022, the Company entered into a Fifth Amendment to Loan and Security Agreement with CIBC, which amended the Loan Agreement.  Pursuant to the amendment, among other things (i) the total revolving commitment provided under the Loan Agreement has been reduced to $20,000,000, from $25,000,000; (ii) CIBC waived noncompliance with the Company’s fixed charge coverage ratio financial covenant as of March 31, 2022; (iii) the fixed charge coverage ratio financial covenant has been eliminated for future periods after March 31, 2022; and (iv) the minimum liquidity financial covenant has been adjusted to require maintenance of no less than $1,000,000 in Liquidity (as defined in the Loan Agreement) through June 29, 2022 and, thereafter, no less than $2,500,000 for the remainder of the Loan Agreement, in each case tested weekly. Except as modified by the foregoing amendment, all terms and condition of the Loan Agreement remain in full force and effect.

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

Executive Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

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

Strategic Review

We recently undertook a strategic review of our operations and future growth opportunities to determine areas we believe are key centers of value, including our U.S. sorghum, international forage, specialty crop and U.S. alfalfa businesses.

With respect to specialty crops, we intend to initially focus on stevia and camelina.  We believe that an opportunity exists to bring to market new stevia varieties that can both meet consumer taste requirements and have yield quality that would enable farmers to profitably grow stevia in North and South America. We plan to leverage our proprietary stevia germplasm to form collaborations and commercial agreements with supply chain partners to create a U.S.-based stevia production industry for high-quality stevia sweetener with superior taste profiles that would supply major customers in the U.S. market, including pursuant to our previously announced U.S. stevia pilot production supply agreement with Ingredion. We also believe we have an opportunity to enter the camelina market as a seed and technology provider, where we plan to work with large oil companies for biofuel production leveraging our capabilities in producing, processing, and packaging camelina.

We have also begun working to align our cost structure to support these centers of value while assessing other potential value-generating transactions and means to strengthen our balance sheet. On May 11, 2022, we and Trigall Genetics, a leader in transgenic wheat, announced that we have entered into preliminary, nonbinding discussion to potentially combine our respective wheat operations through a joint venture in Australia. While we believe this joint venture could be beneficial in a number of respects, there can be no assurance that these preliminary, nonbinding discussions will result in a consummated transaction.

In addition, we intend to reduce annual operating expenses by approximately $5.0 million, including through efforts to streamline our European sunflower operations by closing our facilities in Hungary, which we estimate could result in operating expense reductions of approximately $700,000.

Global Economic Conditions

The COVID-19 pandemic, military conflicts and other global events have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic continues to rapidly evolve and cause disruptions in the various markets in which we operate. In addition, although we have not been materially impacted to date, the military conflict in Russia and Ukraine, and related sanctions imposed against Russia, could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.

The COVID-19 pandemic has negatively impacted our operations and financial results. Beginning in 2021 and continuing into 2022, ongoing strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. We continue to work closely with our business units, 3rd party contractors and suppliers and other external business partners to minimize the potential impact on our business.

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

During the year ended June 30, 2021 and the three and nine months ended March 31, 2022, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2022, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, including broad-based supply chain disruptions, rising levels of inflation, the spread of COVID-19 variance or resurgences, as well as the economic recovery and actions taken in response to local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and consolidated financial statements.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Product and Other Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of alfalfa, sorghum, and pasture seed, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into higher margin crops.

The mix of our product offerings will continue to change over time with the introduction of new seed varieties and hybrids resulting from our robust research and development efforts, including our potential expansion of novel, non-GMO product lines, potential entry into gene-edited product markets, potential entry into specialty crop markets, including stevia and biofuels, and additional strategic transactions.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries, including, among other things, the COVID-19 pandemic, the conflict between Russia and Ukraine, and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from the COVID-19 pandemic, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of the COVID-19 pandemic.

Our specialty crops, including our stevia breeding program and biofuels program, have yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various opportunities to monetize the results of our research and development efforts. Such potential opportunities include possible collaborations, licensing agreements and royalty-based agreements.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2022 was $23.2 million compared to $32.4 million for the three months ended March 31, 2021. The $9.2 million decrease in revenue for the three months ended March 31, 2022 was primarily due to the decrease in product revenue from Pioneer of $8.5 million and a $0.7 million decrease in product revenue from a decrease in alfalfa revenue in the Middle East, Argentina and South Africa and pasture products in Australia. During the three months ended March 31, 2022 we recorded no sales to Pioneer, compared to $8.5 million for the three months ended March 31, 2021.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the three months ended March 31, 2022 was $23.2 million compared to Core Revenue for the three months ended March 31, 2021 of $23.9 million, representing a decrease of $0.7 million or (-3)%. Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The decrease in Core Revenue for the three months ended March 31, 2022 can be attributed to primarily to the decrease in pasture products in Australia of $2.6 million, partially offset by an increase in sorghum product revenue in the United States by $2.1 million.

Sales into international markets represented 60% and 52% of our total revenue during the three months ended March 31, 2022 and 2021, respectively. Domestic revenue accounted for 40% and 48% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Three Months Ended March 31,
	2022		2021
United States	$9,270,851	40%	$15,672,861	48%
Australia	8,846,660	38%	11,426,369	35%
Saudi Arabia	1,168,502	5%	324,000	1%
Pakistan	602,060	3%	444,353	1%
China	929,335	4%	1,366,381	4%
South Africa	265,292	1%	946,631	3%
Argentina	—	0%	—	0%
Libya	—	0%	306,000	1%
Egypt	557,510	2%	79,890	0%
Sudan	—	0%	—	0%
Other	1,546,667	7%	1,810,212	7%
Total	$23,186,877	100%	$32,376,697	100%

Cost of revenue of $20.5 million for the three months ended March 31, 2022 was equal to 88.3% of total revenue for the three months ended March 31, 2022, while the cost of revenue of $26.2 million for the three months ended March 31, 2021 was equal to 80.9% of total revenue for the three months ended March 31, 2021. Cost of revenue for the three months ended March 31, 2022 and 2021 included inventory write-downs of $1.1 million and $0.3 million, respectively. The write-down of inventory during the three months ended March 31, 2022 and 2021 related to certain inventory lots that deteriorated in quality and germination rates during the quarter has been reserved for as an estimated amount that is expected to deteriorate in quality and germination before being saleable.

Gross profit margin for the three months ended March 31, 2022 was 11.7% compared to 19.1% for the three months ended March 31, 2021. The decrease in gross margin for the three months ended March 31, 2022 is primarily driven by the increase in inventory reserves, coupled with higher production costs, offset by pasture product sales and higher margins on DoubleTeam™ grain sorghum sales. During the three months ended March 31, 2022, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs. The Company expects these logistical challenges to persist throughout the remainder of fiscal 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended March 31, 2022 totaled $5.6 million compared to $5.8 million for the three months ended March 31, 2021. As a percentage of revenue, SG&A expenses were 24.1% for the three months ended March 31, 2022, compared to 17.9% for the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 totaled $1.9 million compared to $2.4 million for the three months ended March 31, 2021. We expect that research and development costs will total approximately $8.0 million for the year ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022 was $1.4 million compared to $1.3 million for the three months ended March 31, 2021. Included in these amounts was amortization expense for intangible assets, which totaled $0.6 million for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021.

Foreign Currency Gain

We recorded a foreign currency loss of $(0.1) million for the three months ended March 31, 2022 compared to a loss of $(0.1) million for the three months ended March 31, 2021. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.2 million gain to non-cash change in contingent consideration obligation for the quarter ended March 31, 2022 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended March 31, 2022 was $0.2 million compared to $0.1 million for the three months ended March 31, 2021. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the three months ended March 31, 2022 totaled $0.6 million compared to $0.6 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 and 2021 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases.

Provision for Income Taxes

Income tax expense totaled $0.3 million for the three months ended March 31, 2022 compared to income tax benefit of $0.3 million for the three months ended March 31, 2021. Our effective tax rate was (4.65)% for the three months ended March 31, 2022 compared to an effective tax rate of 11.8% for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was (4.65)% due to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to income tax expense related to our foreign operations and minor state taxes.

Nine months ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2022 was $51.3 million compared to $61.3 million for the nine months ended March 31, 2021. The $10.0 million decrease in revenue for the nine months ended March 31, 2022 was primarily due to the $14.2 million decrease in product revenue received from Pioneer (subsidiary of Corteva), offset by a $4.2 million increase in core product revenue in alfalfa and pasture products. During the nine months ended March 31, 2022 we recorded no sales to Pioneer, compared to $14.2 million for the nine months ended March 31, 2021.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the nine months ended March 31, 2022 was $51.3 million compared to Core Revenue for the nine months ended March 31, 2021 of $47.1 million, representing an increase of $4.2 million or 8.9%. Due to revised agreements with Pioneer in May 2019, S&W plans to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the nine months ended March 31, 2022 can be attributed to an increase in sorghum products in the United States, alfalfa revenues in the Middle East, Argentina and the North and South Africa regions and pasture products in Australia.

Sales into international markets represented 70% and 55% of our total revenue during the nine months ended March 31, 2022 and 2021, respectively. Domestic revenue accounted for 30% and 45% of our total revenue for the nine months ended March 31, 2022 and 2021, respectively. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Nine Months Ended March 31,
	2022		2021
United States	$15,340,257	30%	$27,773,152	45%
Australia	14,526,512	28%	16,268,261	27%
Saudi Arabia	6,316,258	12%	2,383,192	4%
Pakistan	2,833,622	6%	2,041,548	3%
China	1,668,044	3%	1,847,007	3%
South Africa	1,644,073	3%	1,923,525	3%
Argentina	1,409,147	3%	1,183,667	2%
Libya	1,088,000	2%	718,960	1%
Egypt	959,810	2%	472,970	1%
Sudan	819,618	2%	484,645	1%
Other	4,744,626	9%	6,186,487	10%
Total	$51,349,967	100%	$61,283,414	100%

Cost of revenue of $43.9 million for the nine months ended March 31, 2022 was equal to 85.4% of total revenue for the nine months ended March 31, 2022, while the cost of revenue of $51.3 million for the nine months ended March 31, 2021 was equal to 83.7% of total revenue for the nine months ended March 31, 2021. Cost of revenue for the nine months ended March 31, 2022 and 2021 included inventory write-downs of $1.9 million and $1.3 million, respectively. The write-down of inventory during the nine months ended March 31, 2022 and 2021, respectively, related to certain inventory lots that deteriorated in quality and germination rates during the period or has been reserved for as an estimated amount that is expected to deteriorate in quality and germination before being saleable.

Total gross profit margin for the nine months ended March 31, 2022 was 14.6% compared to 16.3% in the nine months ended March 31, 2021. The decrease in gross margin for the nine months ended March 31, 2022 is primarily driven by the increase in inventory reserves, coupled with higher production costs, offset by higher margin alfalfa seed, DoubleTeam™ grain sorghum and pasture product sales. During the nine months ended March 31, 2022, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs increases of shipping and transportation costs. The Company expects these logistical challenges to persist throughout the remainder of fiscal 2022.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended March 31, 2022 totaled $18.3 million compared to $16.4 million for the nine months ended March 31, 2021. The $1.9 million increase in SG&A expense versus the comparable period of the prior year was primarily due to a $0.6 million change in our incentive compensation accruals, $0.7 million incurred for the change in CFO during November 2021, $0.5 million increase in our stock-based compensation and a $0.3 million increase in other expenses including professional fees, travel, rent and salaries and wages. As a percentage of revenue, SG&A expenses were 35.6% for the nine months ended March 31, 2022, compared to 26.8% for the nine months ended March 31, 2021.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2022 totaled $6.0 million compared to $6.5 million for the nine months ended March 31, 2021. We expect that research and development costs will total approximately $8.0 million for the year ended June 30, 2022.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended March 31, 2022 was $4.1 million compared to $4.1 million for the nine months ended March 31, 2021. Included in these amounts was amortization expense for intangible assets, which totaled $1.8 million for the nine months ended March 31, 2022 and $1.7 million for the nine months ended March 31, 2021.

Foreign Currency Loss

We recorded a foreign currency loss of $0.6 million for the nine months ended March 31, 2022 compared to no gain or loss for the nine months ended March 31, 2021. The foreign currency gains and losses are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The contingent consideration obligation is considered a level 3 fair value financial instrument and will be measured at each reporting period. The $0.7 million benefit to non-cash change in contingent consideration obligation for the nine months ended March 31, 2022 represents the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the nine months ended March 31, 2022 was $0.7 million compared to $0.5 million for the nine months ended March 31, 2021. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note, and our equipment capital leases.

Interest Expense

Interest expense for the nine months ended March 31, 2022 totaled $1.7 million compared to $1.7 million for the nine months ended March 31, 2021. Interest expense for the nine months ended March 31, 2022 and 2021 primarily consisted of interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases.

Provision for Income Taxes

Income tax expense totaled $0.4 million for the nine months ended March 31, 2022 compared to income tax benefit of $0.2 million for the nine months ended March 31, 2021. Our effective tax rate was (1.8)% for the nine months ended March 31, 2022 compared to 1.2% for the nine months ended March 31, 2021. Our effective tax rate for the nine months ended March 31, 2022 was (1.8)% due to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to income tax expense related to our foreign operations and minor state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2022, we paid our North American growers approximately 50% of amounts due in the fall of 2021 and the balance was paid in the spring of 2022. This payment cycle to our growers was similar in fiscal year 2021, and we expect it to be similar for fiscal year 2023.  S&W Australia and Pasture Genetics, our Australia-based subsidiaries, have production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

Our loan and security agreement with CIBC and our secured promissory note with Conterra, which mature on December 23, 2022 and November 30, 2022, respectively, contain various operating and financial covenants. The COVID-19 pandemic and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or Conterra to invoke default remedies. We were not in compliance with certain of these covenants as of June 30, 2021, December 31, 2021, and March 31, 2022, and were required to obtain waivers and/or amendments from CIBC and Conterra. In particular, the CIBC Loan Agreement requires us to maintain minimum liquidity of no less than $1,000,000 through June 29, 2022 and $2,500,000 thereafter, in each case tested weekly. We do not currently expect we will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in certain periods prior to maturity. We will need to either raise additional capital, secure future waivers and/or amendments from our lenders, obtain financing from new lenders, and/or accomplish some combination of these items to maintain sufficient liquidity. We are actively pursuing refinancing of the CIBC loan facility.

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the maturity and repayment of our debt;
•	the extent and sustainability of future operating income;
•	the level and timing of future sales and expenditures;
•	timing for when we are able to recognize revenue;
•	working capital required to support our growth;
•	investment capital for plant and equipment;
•	investment in our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	our ability to raise equity financing, in order to secure refinancing as well as support our operations, among other things;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

We cannot assure you that we will be successful in refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, Conterra or our other lenders, renewing or refinancing our existing debt, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

If we are required or desire to raise additional capital in the future, whether as a condition to loan refinancing or separately, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest would be diluted and the terms of these securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets, and may be on terms less favorable than our existing loans. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, and other factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Below is a summary of our material sources of capital in recent periods:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020, December 30, 2020, May 12, 2021, September 27, 2021 and May 13, 2022. As amended, the Loan Agreement provides for a $20.0 million credit facility, or the CIBC Credit Facility. As of March 31, 2022, there was approximately $2.3 million of unused availability on the CIBC Credit Facility. As of May 13, 2022, we had a combined aggregate of $1.5 million of cash on hand and availability under the CIBC Credit Facility.

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
•

The CIBC Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves.

•

Loans are based on a Base Rate plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

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

Pursuant to the May 13, 2022 amendment, among other things, (i) the total revolving commitment provided under the Loan Agreement has been reduced to $20,000,000 from $25,000,000; (ii) CIBC waived noncompliance with the Company’s fixed charge coverage ratio financial covenant as of March 31, 2022; (iii) the fixed charge coverage ratio financial covenant has been eliminated for periods after March 31, 2022; (iv) the minimum liquidity financial covenant has been adjusted to require maintenance of no less than $1,000,000 of Liquidity (as defined in the Loan Agreement) (reduced from $3,000,000) through June 29, 2022 and, thereafter, no less than $2,500,000 for the remainder of the Loan Agreement, in each case tested weekly. We were not in compliance with the fixed charge coverage ratio financial covenant as of March 31, 2022; however, pursuant to the May 2022 amendment, we obtained a waiver from CIBC to continue to be in compliance with the financial covenants under the Loan Agreement.

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

We are actively engaging with potential lenders to refinance the Loan Agreement prior to its maturity on December 23, 2022. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Loan Agreement. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from, CIBC, including on terms that may be significantly less favorable to us, before we are able to refinance the Loan Agreement, if ever. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

Debt Facilities with National Australia Bank

At March 31, 2022, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $11,230,500) and cross-guaranteed by S&W Australia.

On November 11, 2021, S&W Australia amended its debt facility with NAB pursuant to which:

•	the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021), to AUD $32,000,000 (USD $23,958,400 at March 31, 2022);
•

the overdraft credit limit under the seasonal credit facility decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD $2,000,000 (USD $1,497,400 at March 31, 2022). It then further decreased to AUD $1,000,000 (USD $748,700) on April 1, 2022 and will decrease to zero on June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,246,100 at March 31, 2022); and
•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide for up to an aggregate of AUD $41,500,000 (USD $31,071,050) of credit as of March 31, 2021, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $2,000,000 (USD $1,497,400 at March 31, 2022) and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $23,958,400 at March 31, 2022). The seasonal credit facility expires on March 31, 2022. As of March 31, 2022, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 3.61% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2022, the Overdraft Facility accrued interest at approximately 5.47% per annum calculated daily. As of March 31, 2022, AUD $32,816,100 (USD $24,569,414) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,500,000 (USD $3,369,150 at March 31, 2022). Required annual principal payments of AUD $500,000 (USD $374,350 at March 31, 2022) on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022, with the remaining repayments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 4.29%.  The credit limit under the facility is AUD $3,000,000 (USD $2,246,100 at March 31, 2022). As of March 31, 2022, AUD $1,826,855 (USD $1,367,766) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at March 31, 2022.

Secured Note with Conterra

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. Pursuant to this transaction, we issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of

7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at our Nampa, Idaho production facilities and our Nampa, Idaho research facilities. We may prepay the secured note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. We are required to make our last semi-annual principal and interest payment of approximately $388,045, on July 1, 2022 and a one-time final payment of approximately $7,184,109 on November 30, 2022. We were in compliance with all debt covenants as of March 31, 2022. We are actively engaging with Conterra and potential lenders to refinance the Conterra note prior to the final payment under the Conterra note coming due. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Conterra note. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or see additional waivers from, Conterra, including on terms that may be significantly less favorable to us, before we are able to refinance the Conterra note, if ever.

Equity Issuances

On September 23, 2020 and as amended on September 27, 2021, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $17.1 million through B. Riley as our sales agent.

For the nine months ended March 31, 2022, we received gross proceeds of approximately $6.2 million from the sale of 2,633,900 shares of our common stock pursuant to the ATM Agreement. For the year ended June 30, 2021, we received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of our common stock pursuant to the ATM Agreement. As of March 31, 2022, we had no availability remaining under the ATM Agreement.

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

On February 18, 2022, we entered into a Securities Purchase Agreement with MFP, pursuant to which we sold and issued to MFP, in a private placement, 1,695 shares of our Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, an accompanying warrant to purchase up to 559,350 shares of our common stock, at a combined unit price of $2,950 per share, for aggregate gross proceeds of approximately $5.0 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities	$(18,006,419)	$(9,849,361)
Cash flows from investing activities	(569,181)	2,091,516
Cash flows from financing activities	17,899,513	6,664,784
Effect of exchange rate changes on cash	290,069	334,478
Net increase (decrease) in cash and cash equivalents	(386,018)	(758,583)
Cash and cash equivalents, beginning of period	3,527,937	4,123,094
Cash and cash equivalents, end of period	$3,141,919	$3,364,511

Operating Activities

For the nine months ended March 31, 2022, operating activities used $18.0 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $15.5 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $2.5 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in inventory of $10.2 million and accounts receivable of $4.3 million, offset by an increase in accounts payable of $8.9 million and an increase in deferred revenue from prepayment on end of season revenue of $2.7 million.

For the nine months ended March 31, 2021, operating activities used $9.8 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $12.2 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $2.3 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts payable of $13.6 million, partially offset by a increase in accounts receivable of $3.9 million, an increase in inventory of $1.4 million, a decrease in deferred revenue of $4.4 million and a decrease in accrued expenses and other current liabilities of $2.0 million.

Investing Activities

Investing activities during the nine months ended March 31, 2022 used $0.6 million in cash. Additions to property, plant and equipment accounted for $1.6 million of the cash used offset by an increase in net proceeds from the sale of marketable securities of $1.0 million in investing activities.

Investing activities during the nine months ended March 31, 2021 provided $2.1 million in cash. Proceeds from the sale of our Five Points processing facility and the disposal of other property, plant and equipment accounted for $2.9 million of the cash provided in investing activities. We also had additions to property, plant and equipment of $0.8 million.

Financing Activities

Financing activities during the nine months ended March 31, 2022 provided $17.9 million in cash. During the nine months ended March 31, 2022, we had net proceeds from the sale of common stock of $10.7 million, net proceeds from the sale of preferred stock of $5.0 million, and net borrowings on the working capital lines of credit and borrowings of long-term debt of $3.6 million, partially offset by net repayments of long-term debt of $1.0 million.

Financing activities during the nine months ended March 31, 2021 provided $6.7 million in cash. During the nine months ended March 31, 2021, we had net proceeds from the sale of common stock of $5.1 million, net borrowings on the working capital lines of credit and borrowings of long-term debt of $5.9 million, partially offset by net repayments of long-term debt of $4.2 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended March 31, 2022, and we expect this to continue throughout the remainder of 2022.  We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three and nine months ended March 31, 2022.

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

The goodwill balance at March 31, 2022 and June 30, 2021 relates to our February 2020 acquisition of Pasture Genetics. Upon completing the impairment test on our one reporting unit, there was no impairment for the year ended June 30, 2021.

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

During the nine months ended March 31, 2022, we recognized a write-down of inventory in the amount of $1.9 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the nine months ended March 31, 2022 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the period or has been reserved for as an estimated amount that is expected to deteriorate in quality and germination before being saleable.

During the nine months ended March 31, 2021, we recognized a write-down of inventory in the amount of $1.3 million which is included in Cost of Revenue in the Consolidated Statement of Operations.  The write-down of inventory during the nine months ended March 31, 2021 was primarily related to certain inventory lots that deteriorated in quality / germination rates during the period.

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

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 13, 2022, we entered into a Fifth Amendment to Loan and Security Agreement with CIBC, which amended the Loan Agreement.  Pursuant to the amendment, among other things (i) the total revolving commitment provided under the Loan Agreement has been reduced to $20,000,000 from $25,000,000; (ii) CIBC waived noncompliance with our fixed charge coverage ratio financial covenant as of March 31, 2022; (iii) the fixed charge coverage ratio financial covenant has been eliminated for future periods after March 31, 2022; and (iv) the minimum liquidity financial covenant has been adjusted to require maintenance of no less than $1,000,000 in Liquidity (as defined in the Loan Agreement) through June 29, 2022 and, thereafter, no less than $2,500,000 for the remainder of the Loan Agreement, in each case tested weekly. Except as modified by the foregoing amendment, all terms and condition of the Loan Agreement remain in full force and effect.

Item 6.	Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

10.1(6)	Securities Purchase Agreement, dated February 18, 2022, by and among the Registrant and MFP Partners, L.P. (“MFP”).

10.2(7)	Registration Rights Agreement, dated February 18, 2022, by and among the Registrant and MFP.

10.3	Fifth Amendment to Loan and Security Agreement, dated May 13, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(3)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Statement on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(4)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719)

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

S&W SEED COMPANY

Date: May 16, 2022	By:	/s/ Elizabeth Horton
Elizabeth Horton
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)