Form 10-K
period 2022-06-30
S&W Seed Co
filed 2022-09-28
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $42,407,124.

The number of shares outstanding of common stock of the registrant as of September 21, 2022 was 42,607,585.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its next Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2022.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning the potential effects of the COVID-19 pandemic on our business; any projections of revenue, margins, expenses, tax provisions, earnings, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding our ability to raise capital in the future; any statements concerning expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; any statements regarding future economic conditions or performance; any statements of expectation or belief; any statements regarding our ability to retain key employees; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•	whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•	whether we are able to maintain compliance with our current loan agreements or secure replacement loan financing, including to provide access to sufficient liquidity to pay our growers and suppliers;
•

the COVID-19 pandemic, global inflation and the ongoing military conflict between Russia and Ukraine and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;

•	changes in demand for our seed products, including Double TeamTM, our non-GMO herbicide tolerant sorghum solution;
•	whether we are able to develop and successfully launch additional trait technology products;
•	whether we are successful in commercializing our current and future trait technology products, including Double TeamTM;
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

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2022,” “fiscal 2021,” and “fiscal 2020” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2022, 2021 and 2020, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1.	Business

Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the fiscal year 2023.

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

•

Our 2018 acquisition of the assets of Chromatin, Inc. and related companies, which positioned us to become a global leader in the hybrid sorghum seed market and enhanced our distribution channels both internationally and within a U.S.-based dealer and distributor network;

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

•

Our 2020 collaboration with ADAMA Ltd., or ADAMA, a subsidiary of China National Chemical Engineering Co Ltd., or ChemChina, to bring to the U.S. sorghum market the Double Team™ post emerge weed management system, consisting of ADAMA’s proprietary herbicides and our non-GMO, herbicide tolerant sorghum hybrids; and

•

Our 2020 licensing agreement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, IN, to develop and commercialize worldwide a non-GMO, dhurrin-

free trait in sorghum species, which aims to eliminate the risk of grazing livestock illness and death from prussic acid that develops naturally in traditional sorghum varieties under certain conditions.

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

•

Global Distribution Capabilities and Relationships. We sell our seed through one of the industry’s largest networks of distributors and dealers, reaching more than 40 countries.  In the United States, we believe that our dealer and distributor network, unique among middle-market seed companies, provides a platform to support sales growth across crop categories. In Australia, we recently enhanced our sales and distribution capabilities through our acquisition of Pasture Genetics.

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

Our goal is to be a leading multi-crop, middle-market agricultural company; delivering value to our customers and strong financial returns to our shareholders.  To reach our goal, we have prioritized the following strategic initiatives:

•

Focus on Key Products that Address Unmet Market Needs. We expect to introduce more than 20 new products during the fiscal year 2023 across our current crop offerings. We also plan to continue development activities aimed to generate high-value, improved traits in our crops and to begin commercialization of seed products carrying those traits. We completed a Spring 2022 commercial launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our Double Team™ collaboration with ADAMA. We are also developing and testing new sorghum products absent of dhurrin, a precursor to prussic acid, a known toxin which can negatively impact animal health when sorghum plants are grazed.

•

Build Our Multi-Channel Distribution Network and Execute on International Cross-Selling Opportunities.  Our organization is aligned across geographic lines, as opposed to product lines. We believe that this structure allows us to make the best use of distribution assets like our United States dealer and distributor network and our Australian sales force (recently expanded by our acquisition of Pasture Genetics) and to unlock potential sales synergies through international cross-selling of products. We believe that a robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory and economic risks.

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

•

Enter the Camelina Market. We are an integrated global seed company with specific expertise in breeding, production, sales and distribution of small seeded and specialty crops, including camelina, which we believe are highly desirable for biofuel production. We expect to plant 300 acres of camelina in calendar year 2022 for seed harvest in 2023. It is our goal to enter the camelina market as a seed and technology provider; the industry has seen multiple transactions that we believe provide a potential future roadmap for S&W.

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

S&W’s Alfalfa Seed Portfolio. Our current portfolio of over 200 commercialized alfalfa seed products spans both non-dormant varieties, which grow year-round, and dormant varieties, which have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments. Our alfalfa seed products include varieties that exhibit the traits that farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

Over the past several years dormant alfalfa replant acreage in North America has trended downward, resulting in lower market size and corresponding seed sales for all companies in the sector. As a result, we have reduced our R&D expenditures in support of the dormant alfalfa market and have diverted those R&D assets towards bioenergy/cover crop development.

Sorghum

The Sorghum Market. Sorghum comes in two types, forage and grain. Forage sorghum utilizes the whole plant fed to livestock through grazing, dried hay or sileage. Grain sorghum is bred and managed to maximize production of the seed or grain. While grain from sorghum has been traditionally used for livestock feed and in ethanol production, sorghum is gaining popularity as a substitute for wheat and other grains in food products due to its gluten-free characteristics, as well as its antioxidant, high protein, low fat, high fiber and non-GMO properties. Additionally, the pet food industry has been increasing its use of grain sorghum due to its nutritional benefits and enhanced digestibility. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. S&W’s primary markets are currently in the Americas, Europe and Australia where sorghum is grown commercially and requires high quality hybrid seed.

Global sorghum crop production is estimated to be 60 million metric tons per year.  Approximately half of this production is in Africa and South Asia using farmer-saved seed and the remainder produced in the Americas, Europe and Australia using commercial hybrid seed. We estimate that global annual sorghum seed sales are approximately $500 million.

S&W’s Sorghum Portfolio. Our current portfolio of approximately 40 commercialized sorghum seed products includes both forage and grain sorghum. We believe that many of our sorghum hybrids are unmatched and consistently out-yield competitor products in select markets.

We plan to launch two new conventional grain sorghum hybrids in fiscal year 2023 to replace aging products in our portfolio. For our technology trait product lines, we plan to launch in fiscal year 2023 at least one new dhurrin-free hybrid in collaboration with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. We plan to offer four Double Team™ grain sorghum hybrids with sufficient supply to address the potential significant growth in the herbicide trait sector.

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

The USDA projects global sunflower seed production for 2022/2023 at 50 million metric tons per year. We estimate that global annual sunflower seed sales are approximately $750 million to $1 billion.

S&W’s Sunflower Portfolio. We currently have approximately six high-yield sunflower hybrids in the market. As part of our strategic review of our operations announced in May 2022, during fiscal year 2022 we ceased our sunflower research and development program in Europe and scaled back our program in Australia.

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

In May 2022, we entered into preliminary, nonbinding discussions with Trigall Genetics, a leader in transgenic wheat, to potentially combine our wheat operations through the creation of a joint venture in Australia. While we believe this joint venture could be beneficial in a number of respects, there can be no assurance that these preliminary, nonbinding discussions will result in a consummated transaction.

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

In September 2021, we entered into a Pilot Program Supply Agreement with Ingredion Incorporated to develop a U.S.-based production and supply chain for stevia leaf using S&W’s propriety stevia genetics. The first plantings in the southeastern United States to support that agreement began in October 2021 and will continue to expand over the next several years. Additionally, we house and maintain under a services agreement the stevia genetics program of Heartland Food Products Group at our field breeding station in Tifton, Georgia.

Camelina

The Camelina Market in the U.S. Camelina is a short-season crop that can be produced during fallow periods in many row crop rotations. It is a feed stock that can be used to generate biofuel and biodegradable bioplastic, with its oil having one of the lowest carbon intensity scores of diesel feedstock crop alternatives.

S&W’s Camelina Program. We expect to plant 300 acres of camelina in calendar year 2022 for seed harvest in 2023. It is our goal to enter the camelina market as a seed and technology provider; the industry has seen multiple transactions that we believe provide a potential future roadmap for S&W.

Product Development

We believe a successful seed business in the modern era should deliver a combination of two types of products: (i) traditional products of high quality seed with genetics for high yield and end-use quality, appropriate disease and insect tolerance, and other agronomic characteristics; and (ii) differentiated products with high value proprietary traits that offer unique value for farmers or consumers and thus capture both market share and higher prices.

We develop the first product type, which is based on good agronomic performance, in our breeding programs at multiple locations in the United States and Australia and through collaborations in South America and Europe. These programs utilize state of the art equipment and experimental design and data analysis for field evaluation and track important agronomic traits using molecular genetic markers. Developing improved genetics for agronomic performance can take 5 to 15 years, depending on the species and specific genetic improvement targets. By maintaining a full R&D pipeline of genotypes in all stages of development, we believe we can deliver new varieties each year with incremental improvements over previous varieties.

We develop the second product type, which emphasizes valuable and unique traits, both in-house and through exclusive collaborations. The recently launched Double Team™ product was developed entirely in-house through our DNA and Tissue Culture Lab in Texas. We also developed an improved forage quality alfalfa product through our exclusive arrangement with Calyxt. Our dhurrin-free trait, expected to launch in fiscal 2023 was developed through an exclusive arrangement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. Our lab and technology personnel are focused on maintaining a continuous pipeline of traits that can be used to build value and market share in both company and private label brands and through out-licensing to other seed companies on a royalty basis. For example, we completed our first out-license of Double Team™ technology to in June 2022.

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

Our organization is structured across geographic lines, as opposed to product lines, which we believe allows us to make the best use of distribution assets (like our U.S. dealer and distributor network and our Australian sales force) and unlock potential sales synergies through international cross-selling of products.

Today we primarily sell our seed products under the S&W brand or other brands we own, such as Alfalfa Partners ™ and Sorghum Partners®. Private-label and licensing is an important part of our distribution strategy going forward.

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

Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. In March 2020, at the beginning of what is typically our most active selling period, many national, state and local governments in our target markets implemented various stay-at-home, shelter-in-place and other quarantine measures in response to the COVID-19 pandemic. As a result, we immediately attempted to shift our sales activities to video conferencing and similar customer interaction models but found these alternative approaches to generally be less effective than in-person sales efforts, and we believe this has contributed to decreased sales and a negative impact on our business and financial results in prior periods. We have since resumed in-person marketing but may be unable to achieve the quality of interactions prior to the start of the pandemic due to the ongoing nature of the pandemic and adjustments in customer and distributor interactions.

Seed Production

We produce seed in the United States, Canada, Australia and South Africa under contract with select third-party contract growers. We currently maintain approximately 200 grower relationships. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

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

We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies. Our principal competitors include:

•

Alfalfa. In the U.S. market, our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), Pioneer and Alforex Seeds (subsidiaries of Corteva), and Pacific International Seed Company, Inc. In the Australian market, competitors in the proprietary alfalfa seed market include the Barenbrug Group and DLF Australia. In Australia, we also face competition from smaller companies offering non-proprietary seed.

•	Sorghum. Our principal competitors in sorghum are Pioneer, DeKalb (a subsidiary of Bayer), Pacific Seeds (a division of Advanta), and Nuseed.
•	Sunflower. Our principal competitors in sunflower are Pioneer, Nuseed, Dyna-Gro Seed (a subsidiary of Nutrien Ag Solutions), Syngenta AG, Advanta and Limagrain.
•	Australian Wheat. Our principal competitors in the Australian wheat market are AGT, LongReach Plant Breeders Pty Ltd., and InterGrain.
•	Pasture Seed. Our principal competitors in the Australian pasture seed market are the Barenbrug Group, DLF Australia and Seedforce, a subsidiary of RAGT.

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

Research and Development

Research & Development expenses for the year ended June 30, 2022 totaled $7.7 million compared to $8.5 million in the year ended June 30, 2021.

Employees

As of September 21, 2022, we had 180 total employees, of which 148 were full-time employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. In October 2009 we incorporated in Delaware, and in December 2011 we reincorporated in Nevada.

Contact Information

Our principal business office is located at 2101 Ken Pratt Blvd., Suite 201, Longmont, Colorado 80501, and our telephone number is (720) 506-9191. Our website address is www.swseedco.com. Information contained on our website or any other website does not constitute part of this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only.

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

•

Approximately 40% of our sales revenue depends on cross-border export of seed products from our primary production areas in the United States and Australia. We have experienced significant disruption in cross-border shipments due to reduced capacity of the global shipping network and quarantine measures.

•

Approximately 60% of our sales revenue is from dealers and distributors in the United States and Australia. Disruption in shipments resulting from reduced capacity of the trucking and logistics network and quarantine measures have negatively impacted our business.

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

•

Our sales cycle is highly seasonal, and the majority of our sales season activities for the United States and Australia are typically concentrated between March and June of each calendar year. Our sales efforts have historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, in part in response to the many stay-at-home, shelter-in-place and other quarantine measures implemented by national, state and local governments in our target markets, we shifted our sales activities to video conferencing and similar customer interaction models. We found these alternative approaches to generally be less effective than in-person sales efforts, we believe this has contributed to decreased sales and a negative impact on our business and financial results in prior periods. We have since resumed in-person marketing but may be unable to achieve the quality of interactions prior to the start of the pandemic due to the ongoing nature of the pandemic and adjustments in customer and distributor interactions.

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

•

We have historically relied upon occasional sales of our debt and equity securities and borrowing under credit facilities from financial institutions, both in the United States and South Australia, to fund our operations. The adverse effects on our business and financial condition due to the COVID-19 pandemic have negatively impacted our financing terms and our stock price.  This, in turn, has negatively affected our ability to raise capital on terms acceptable to us, and therefore our liquidity. Negative impacts on our liquidity can restrict our ability to pay our obligations as they come due, including under our contracts with our growers. If we are unable to pay our growers in compliance with our contractual arrangements, we could suffer reputational harm, impaired relationships with our growers and a lack of future supply of our product. In addition, our failure to pay our growers, including as a result of our growers taking adverse action against us, could result in an event of default under our loan agreements.

•

We are subject to various affirmative and negative covenants in our loan agreements with our lenders. The effects of COVID-19 on our business and financial condition have, in part, caused us to fall out of compliance with our financial covenants under our CIBC Bank USA, or CIBC, facility. As of June 15, 2022, we were out of compliance with a minimum liquidity requirement, which was waived by CIBC in September 2022. As of June 30, 2022 we were out of compliance with the total debt coverage ratio (calculated as the ratio of EBITDA to total debt payments) under our Conterra Agriculture Capital, LLC, or Conterra, loan which was waived by Conterra. In the future, we may fall out of compliance with one or more other covenants. If we are unable to secure a future waiver or negotiate an amendment to such loan agreements on reasonable terms, or at all, an event of default could occur, which would allow our lenders to accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. If we are unable to access funds to repay our lenders, our lenders could take control of our pledged assets. Any of the foregoing events would negatively impact our financial condition and liquidity. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.

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

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC, and our secured promissory notes with Conterra, both of which mature on December 23, 2022, contain various operating and financial covenants, and the COVID-19 pandemic and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or Conterra to invoke default remedies. We were not in compliance with certain of these covenants as of June 30, 2021, December 31, 2021, and March 31, 2022, and June 30, 2022, and were required to obtain waivers and/or amendments from CIBC and Conterra. As of June 15, 2022 we were not in compliance with a minimum liquidity requirement, which was waived by CIBC. In addition, we were not in compliance with certain covenants under the Conterra note as of June 30, 2022 and we were required to obtain a waiver from Conterra. The CIBC loan agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1,000,000 at all times. We are actively pursuing refinancing of the CIBC loan facility and the Conterra loan, but we cannot assure you that we will be successful in refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, Conterra or our other lenders, renewing or refinancing our existing debt, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to our growers, sell certain assets or divest certain operations.

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

In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, and other factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

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

Future increase in costs, such as the costs of growing seed and shipping seed, could cause our margins and earnings to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our margins and earnings in the future.

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

Our seed crops are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, seed crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. In addition, climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. Unfavorable growing conditions can reduce both crop size and quality. Although we no longer grow any of our seed directly, these factors can still impact us by potentially decreasing the quality and yields of our seed and reducing our available inventory. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

We do not directly grow any of the seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of up to seven years in duration, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenue. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. In addition, if we are unable to maintain sufficient liquidity to pay our growers as payments come due, this could also damage our relationships with our growers and industry reputation, which could reduce the number of growers willing to contract with us, which could further harm our ability to supply the quantity of seed necessary to meet customer demand.

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

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to farmers who grow crops from the seed. Due to the nature of the seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. It may be difficult for us to dispose of all of our inventory on commercially reasonable terms, or at all. Also, retention of excess inventory over extended periods of time increases the risk that certain inventory lots may deteriorate in quality and germination rates. If we determine that the value of our inventories exceeds the market value of product that we reasonably believe we can sell, we may need to record an impairment charge for a portion of our inventory in one or more fiscal periods.  For example, our cost of revenue for the years ended June 30, 2022 and 2021 included inventory write-downs of $6.4 million and $1.4 million, respectively, related to certain inventory lots that deteriorated or were expected to deteriorate in quality and germination rates. Any such impairment charge or any failure to sell inventory on commercially reasonable terms could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

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

We extend credit to our international customers, which exposes us to the difficulties of collecting our receivables in foreign jurisdictions if those customers fail to pay us.

Although our payment terms for export seed sales often are prepaid, documentary collections or secured by a letter of credit, we do extend credit of up to 180 days to some of our international customers. Sales of our seed to international customers represented a material portion of our revenue in historical periods and we expect that we will continue to extend credit in connection with future sales. Because these customers are located in foreign countries, collection efforts, were they to become necessary, could be much more difficult and expensive than pursuing similar claims in the United States. Moreover, future political and/or economic factors, as well as future unanticipated trade regulations, could negatively impact our ability to timely collect outstanding receivables from these important customers. The extension of credit to our international customers exposes us to the risk that our seed will be delivered but that we may not receive all or a portion of the payment therefor. If these customers are unable or unwilling to fully pay for the seed they purchase on credit, our results of operations and financial condition could be materially negatively impacted. Moreover, our internal forecasts on which we make business decisions throughout the year could be severely compromised, which could, in turn, mean that we spend capital for operations, investment or otherwise that we would not have spent had we been aware that the customer would not honor its credit extension obligation.

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

In addition, there can be no assurance that we will achieve the revenues, growth prospects and synergies expected from our prior acquisitions or any future acquisitions, or that we will achieve such revenue, growth prospects and synergies in a manner consistent with our expectations. For example, Pasture Genetics has not met certain earnings thresholds and therefore we are not obligated to pay the $5.4 million earn-out otherwise payable on September 30, 2022. Our failure to realize the anticipated benefits of our strategic transactions could adversely affect our business, operating results and financial condition.

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

S&W Australia's alfalfa seed grower base is dependent on a limited number of milling facilities to process its seed.

Only five milling facilities are regularly used by S&W Australia’s grower base to clean and process S&W Australia alfalfa seed. Should one or more of these facilities become unusable, there could be a significant effect on S&W Australia’s ability to get its Australian alfalfa seed to market in a timely manner or at all. S&W Australia’s growers use Tatiara Seeds to process approximately 70% of the alfalfa seed grown for S&W Australia.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a significant percentage of our sales outside the United States in fiscal year 2022 were principally to customers in the Australia and the Middle East. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:  fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Risks Related to our Financial Position and Investment in Our Securities

The terms of our loan and security agreement with CIBC and MFP place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our revolving credit facility with CIBC is secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions. In addition, we recently entered into a Subordinate Loan and Security Agreement with MFP Partners, L.P., or MFP, pursuant to which we may become obligated to repay deemed term loan advances.

Our loan agreement with CIBC requires us to comply with certain financial covenants. The loan agreements with CIBC and MFP also require us to comply with a number of other covenants (affirmative and negative), including restrictive covenants that limit our ability to, among other things, incur additional indebtedness; merge or consolidate with or into any other organization or otherwise suffer a change in control; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; and transfer a material portion of our assets, in each case subject to exceptions.

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

If we default under the credit facility, CIBC may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. As of June 15, 2022 we were not in compliance with a minimum liquidity requirement, which was waived by CIBC. On September 22, 2022 we entered into an amendment with CIBC which, among other things, established a minimum liquidity covenant requiring us to maintain minimum liquidity of not less than $1,000,000, tested weekly. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required.  If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, CIBC could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. Although we have secured a lending commitment from MFP to address certain of these risks, we cannot assure you that we will be able to comply with the terms of the loan agreement with MFP, and we would still need to seek refinancing of the MFP loan agreement if any amounts became payable under the MFP loan agreement. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms or at all.

We are actively engaging with potential lenders to refinance the CIBC loan agreement prior to its maturity on December 23, 2022. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the loan agreement. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from, CIBC, including on terms that may be significantly less favorable to us, before we are able to refinance the loan agreement, if ever. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline. If we are unable to access funds to meet those obligations or to renegotiate our agreement, CIBC could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, CIBC could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, CIBC’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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

Our future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make expenditures in order to expand production, sales, marketing and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following is a description of our material properties:

Location	Size	Primary Use	Leased or Owned

Dumas (Moore County), Texas	9,021 sq. ft.	Warehouse storage	Owned by S&W

Kern County, California	584 acres	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W
Keith, South Australia	8.2 acres	Processing facility	Owned by S&W Australia

Keith, South Australia	58 acres	Research farm	Leased by S&W Australia
Longmont (Boulder County), Colorado	8,948 sq. ft.	Corporate Headquarters for S&W	Leased by S&W

Lubbock (Lubbock County), Texas	7,200 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Lubbock (Lubbock County), Texas	15,000 sq. ft.	Research greenhouse	Leased by S&W
Lubbock (Lubbock County), Texas	1,972 sq. ft.	Laboratory and general office	Leased by S&W
Nampa (Canyon County), Idaho	80 acres (approx.)	Alfalfa research and development facilities	Owned by S&W

Nampa (Canyon County), Idaho	16 acres	Milling facilities	Owned by S&W
New Deal (Lubbock County), Texas	111,062 sq. ft.	Processing facility and production warehouse storage	Owned by S&W
Penfield, South Australia	43,000 sq. ft.	Warehousing and production storage and research and development	Leased by S&W Australia
Deniliquin, New South Wales	100 acres	Processing Facility	Leased by S&W Australia
Breeza, New South Wales	159 acres	Research farm	Leased by S&W Australia
Tamworth, New South Wales	15,392 sq. ft.	Research and development and warehousing and production storage	Leased by S&W Australia
Tifton (Tift County), Georgia	11,508 sq. ft.	Research and shop facilities	Leased by S&W
Tifton (Tift County), Georgia	2 acres	Stevia/sorghum/camelina R&D field plots	Leased by S&W
Toowoomba, Queensland	12,110 sq. ft.	Research and development and warehousing and production storage	Leased by S&W Australia
Tulia (Swisher County), Texas	12,000 sq. ft.	Warehouse storage	Leased by S&W
Victoria (Victoria County), Texas	2,400 sq. ft.	Research facilities and warehouse storage	Leased by S&W
Wingfield, South Australia	17,200 sq. ft.	Warehousing and production storage	Leased by S&W Australia

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

Holders

As of September 21, 2022, we had 43 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In addition, our loan agreement with CIBC Bank USA contains restrictions on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in 2022 fiscal year that have not been previously reported on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the fiscal year 2023.

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

In addition, we have begun implementing our plan to reduce annual operating expenses by approximately $5.0 million, including through efforts to streamline our European sunflower operations by closing our facilities in Hungary, which we estimate could result in operating expense reductions of approximately $700,000.

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

During the years ended June 30, 2022 and June 30, 2021, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2023, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Other (Income) Expense

Other expense consists primarily of foreign currency gains and losses, change in contingent consideration obligation and interest expense in connection with amortization of debt discount. Interest expense primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Conterra Agricultural Capital, LLC, and its affiliates, or Conterra.

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. generally accepted accounting principles, or GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. In the fourth quarter of fiscal year 2017, we recorded a valuation allowance against all of our deferred tax assets. The full valuation allowance was recorded during the fiscal year 2017 as a result of changes to our operating results and future projections, resulting from a decline in export sales to Saudi Arabia. As a result, we do not believe that it is more likely than not that our deferred tax assets will be realized.

Results of Operations

Fiscal Year Ended June 30, 2022 Compared to the Fiscal Year Ended June 30, 2021

Revenue and Cost of Revenue

Revenue for the year ended June 30, 2022 was $71.4 million compared to $84.0 million for the year ended June 30, 2021. The $12.7 million decrease in revenue for the year ended June 30, 2022 was primarily due to a $14.2 million decrease in product revenue received from Pioneer (subsidiary of Corteva) offset by a $1.5 million increase in product revenue in alfalfa, partially offset by pasture products. During the year ended June 30, 2022 we recorded no sales to Pioneer, compared to $14.2 million for the year ended June 30, 2021.

Core Revenue (which we define as total revenue, excluding product revenue attributable to Pioneer) for the year ended June 30, 2022 was $71.4 million compared to Core Revenue for the year ended June 30, 2021 of $69.9 million, representing an increase of $1.5 million or 2.1%. Due to the revised agreements with Pioneer in May 2019, we plan to provide Core Revenue as a metric to track performance of our business until product revenue attributable to our revised agreements with Pioneer is no longer reflected in comparisons between fiscal periods. The increase in Core Revenue for the year ended June 30, 2022 can be attributed to an increase in alfalfa revenues in the Middle East, partially offset by decreased sales of pasture products in Australia and a slight decline in service revenue for treating and packaging services.

Sales into international markets represented 70% and 56% of our total revenue during the year ended June 30, 2022 and 2021, respectively. Domestic revenue accounted for 30% and 44% of our total revenue for the year ended June 30, 2022 and 2021, respectively. The increase in international revenue as a percentage of total revenue was primarily due to increased sales in the Middle East. The decrease in domestic revenue as a percentage of total revenue was primarily attributable to the termination of the Pioneer and Corteva agreement mentioned above.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2022		2021
Australia	$21,721,727	30%	$21,470,810	26%
United States	21,053,335	30%	37,124,047	44%
Saudi Arabia	9,510,809	13%	5,911,498	7%
Pakistan	3,309,800	5%	2,041,548	2%
China	2,565,668	4%	2,042,585	2%
South Africa	1,946,153	3%	2,456,216	3%
Libya	1,739,105	2%	1,249,554	2%
Argentina	1,543,474	2%	1,838,648	2%
Sudan	1,443,748	2%	1,218,168	1%
Egypt	960,114	1%	818,101	1%
Other	5,560,365	8%	7,877,861	10%
Total revenue	$71,354,298	100%	$84,049,036	100%

Cost of revenue of $65.0 million for the year ended June 30, 2022 was equal to 91.1% of total revenue for the year ended June 30, 2022, while the cost of revenue of $70.4 million for the year ended June 30, 2021 was equal to 83.7% of total revenue for the year ended June 30, 2021. Cost of revenue for the years ended June 30, 2022 and 2021 included inventory write-downs of $6.4 million and $1.4 million, respectively. The write-down of inventory during the years ended June 30, 2022 and 2021 related to certain inventory lots that deteriorated in quality and germination rates during the year. During the year ended June 30, 2022 the write-down of inventory also included reserves for an estimated amount that is expected to deteriorate in quality and germination during the product life cycle and adjusting specific products to market value.

Gross profit margin for the year ended June 30, 2022 was 8.9% compared to 16.3% in the prior year. The decrease in gross margin for the year ended June 30, 2022 is primarily driven by the increase in inventory write-downs and reserves, coupled with higher production costs, offset in part by higher margin Double Team™ grain sorghum sales. During the years ended June 30, 2022 and June 30, 2021, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising cost increases of shipping and transportation costs.  The Company expects these logistical challenges to persist throughout fiscal 2023.

Excluding the $6.4 million of inventory write-downs, gross margin would have been 17.8% for the year ended June 30, 2022. Excluding the $1.4 million of inventory write-downs in the prior year, gross margin would have been 18.0% for the year ended June 30, 2021. We believe it is useful to exclude inventory write-downs in calculating adjusted gross margins in order to provide investors with a method to compare our operating results to prior periods and to peer companies.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the year ended June 30, 2022 totaled $24.5 million compared to $21.9 million for the year ended June 30, 2021. The $2.6 million increase in SG&A expense versus the prior year was primarily due to $1.6 million incurred for changes in executive leadership and other severance in fiscal year 2022, $0.5 million increase in our stock-based compensation, $0.4 million change in our incentive compensation accruals and a $0.2 million increase in other expenses including professional fees, travel, rent and salaries and wages. As a percentage of revenue, SG&A expenses were 34.3% for the year ended June 30, 2022, compared to 26.0% for the year ended June 30, 2021.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2022 totaled $7.7 million compared to $8.5 million for the year ended June 30, 2021. The $0.8 million decrease in research and development expense versus the prior year is primarily driven by reduced investment in our sunflower programs.

Depreciation and Amortization

Depreciation and amortization expense for the year ended June 30, 2022 was $5.5 million compared to $5.5 million for the year ended June 30, 2021. For the year ended June 30, 2022 the expense was $2.4 million of depreciation expense of fixed assets, $2.4 million of amortization expense of intangible assets and $0.7 million of amortization expense of finance leases. For the year ended June 30, 2021 the expense was $2.5 million of depreciation expense of fixed assets used in the business, $2.4 million of amortization expense of intangible assets and $0.6 million of amortization expense of finance leases. For the year ended June 30, 2022 depreciation expense was $0.1 million lower due to the fixed assets sold with our Five Points facility sale in January 2021, partially offset by $0.1 million increase in amortization expense for finance lease additions in Australia.

Gain on Disposal of Property, Plant and Equipment

The gain on disposal of property, plant and equipment for the year ended June 30, 2022 was $31,088 compared to $1.9 million for the year ended June 30, 2021. The recorded gain on disposal of property, plant and equipment during the year ended June 30, 2021 was primarily related to the sale of our Five Points facility and other assets located in California.

Goodwill Impairment Charges

Goodwill impairment charges for the year ended June 30, 2022 was $1.5 million compared to none for the year ended June 30, 2021. The impairment charge related to the full impairment of our goodwill as a result of a sustained decline in the market capitalization of our common stock during the fourth quarter of the fiscal year ended June 30, 2022.

The sustained decline in market capitalization of our common stock during the fourth quarter of the fiscal year ended June 30, 2022 was a potential indicator of impairment. As a result, we initiated an impairment test for the year ended June 30, 2022 and concluded that the entire goodwill balance was impaired.

Foreign Currency Loss (Gain)

Foreign currency loss for the year ended June 30, 2022 was $0.8 million compared to a $0.1 million foreign currency gain for the year ended June 30, 2021. The foreign currency losses and gains are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in contingent consideration obligation

The change in contingent consideration obligation for the year ended June 30, 2022 was a $0.7 million benefit compared to $4.0 million benefit for the year ended June 30, 2021. The contingent consideration obligation is considered a level 3 fair value financial instrument and is measured at each reporting period. The $3.3 million decrease in benefit to non-cash change in contingent consideration versus the prior year was driven by the decrease in the estimated fair value of the contingent consideration obligation associated with the February 2020 Pasture Genetics acquisition.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the year ended June 30, 2022 was $0.9 million compared to $0.7 million for the year ended June 30, 2021. The expense in both years represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note and our equipment capital leases.

Interest Expense

Interest expense for the year ended June 30, 2022 totaled $2.2 million compared to $2.3 million for the year ended June 30, 2021. The expense in both years consists of the interest incurred on the working capital credit facilities, the secured property loan entered into in November 2017, and equipment capital leases. The $0.1 million decrease in interest expense for the year ended June 30, 2022 was primarily driven by decreases in average borrowings on the working capital credit facilities partially offset by year over year increased interest rates.

Provision for Income Taxes

Our income tax expense totaled $0.4 million for the year ended June 30, 2022 compared to an income tax benefit of $(24,358) for the year ended June 30, 2021. Our effective tax rate was (1.2%) for the year ended June 30, 2022 compared to 0.1% for the year ended June 30, 2021. Our effective tax rate was relatively consistent year over year. The slight decrease in our effective tax rate for the year ended June 30, 2022 was primarily attributable to an increase in our non-US income tax expense for the year ended June 30, 2022 compared to the year ended June 30, 2021.  Our tax expense is substantially driven by our full valuation allowance. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it.  However, we do record certain tax expenses and benefits related to some of our activity in our non-US locations, as well as related to our state tax return liabilities.  For example, we recorded income tax expense related to the current year activity and prior year tax return filings of our subsidiary located in Australia.  We also recorded minor tax benefit and expense related to current year activity and prior tax return filings of our subsidiaries in South Africa and Hungary, respectively.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2022, we paid our North American growers approximately 50% of amounts due in the fall of 2021 and the balance was paid in the spring of 2022. This payment cycle to our growers was similar in fiscal year 2021. We expect it to be similar for fiscal year 2023, provided, that we would be unable to pay our growers timely if we are unable to secure sufficient financing before October 2023.  S&W Australia and Pasture Genetics, our Australian-based subsidiaries, have production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

Capital Resources and Requirements

We are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings, and we will need to obtain additional funding to finance our operations both for the next twelve months and thereafter. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

Our loan and security agreement with CIBC Bank USA, or CIBC, and our secured promissory note with Conterra, which mature on December 23, 2022, contain various operating and financial covenants. The COVID-19 pandemic and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or Conterra to invoke default remedies. We were not in compliance with certain of these covenants as of June 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022 and were required to obtain waivers and/or amendments from CIBC and Conterra. As of June 15, 2022 we were out of compliance with a minimum liquidity requirement, which was waived by CIBC. The CIBC loan agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1,000,000 at all times. We do not currently expect we will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in certain periods prior to maturity. We will need to raise additional capital, secure future waivers and/or amendments from our lenders, obtain financing from new lenders, and/or accomplish some combination of these items to maintain sufficient liquidity. We are actively pursuing refinancing of the CIBC facility and Conterra loan.

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•	the maturity and repayment of our debt;
•	the extent and duration of future operating income;
•	the level and timing of future sales and expenditures;
•	timing for when we are able to recognize revenue;
•	working capital required to support our growth;
•	our ability to timely pay our growers;
•	investment capital for plant and equipment;
•	investment in our sales and marketing programs;
•	investment capital for potential acquisitions;
•	our ability to renew and/or refinance our debt on acceptable terms;
•	our ability to raise equity financing, in order to secure refinancing as well as support our operations, among other things;
•	competition;
•	market developments; and
•	developments related to the COVID-19 pandemic.

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, Conterra or our other lenders, renewing or refinancing our existing debt, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

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

Below is a summary of our material sources of capital in recent periods:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the Loan Agreement, which we amended on September 22, 2020, December 30, 2020, May 12, 2021, September 27, 2021, May 13, 2022 and September 22, 2022. As amended, the Loan Agreement provides for an $18.0 million credit facility, or the CIBC Credit Facility. As of June 30, 2022, we had a combined aggregate of $3.1 million of cash on hand and availability under the CIBC Credit Facility.

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
•

The Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate our outstanding obligations under the CIBC Credit Facility, all as set forth in the Loan Agreement and related documents. The CIBC Credit Facility also contains customary and usual financial covenants imposed by CIBC.

Pursuant to the September 22, 2022 amendment, among other things, (i) the total revolving commitment provided under the Loan Agreement has been reduced to $18,000,000 from $20,000,000; (ii) the minimum liquidity financial covenant has been adjusted to require maintenance of no less than $1,000,000 for the remainder of the Loan Agreement, in each case tested weekly. We were not in compliance with the minimum liquidity requirement as of June 15, 2022; however, pursuant to the September 2022 amendment, we obtained waiver from CIBC to continue to be in compliance with the financial covenants under the Loan Agreement.

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

Debt Facilities with National Australia Bank

At June 30, 2022, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,332,000) and cross-guaranteed by S&W Australia.

On November 11, 2021, S&W Australia amended its debt facility with NAB pursuant to which:

•	the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600) at September 30, 2021 to AUD $32,000,000 (USD $22,041,600) at June 30, 2022;
•

the overdraft credit limit under the seasonal credit facility, or Overdraft Facility, decreased from AUD $3,000,000 (USD $2,160,300) at September 30, 2021 to AUD $2,000,000 (USD $1,497,400) at March 31, 2022. It then further decreased to AUD $1,000,000 (USD $748,700) at April 1, 2022. According to the agreement, the overdraft credit limit was to decrease to zero at June 30, 2022, but with NAB’s approval of the temporary extension of the Overdraft Facility, the credit limit remains AUD $1,000,000 (USD $688,800) at June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200) at September 30, 2021 to AUD $3,000,000 (USD $2,066,400) at June 30, 2022; and
•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide up to an aggregate of AUD $40,000,000 (USD $27,552,000) of credit as of June 30, 2022, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having credit limit of AUD $1,000,000 (USD $688,800) at June 30, 2022 and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $22,041,600 at June 30, 2022). As of June 30, 2022, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 4.90% per annum calculated daily. The Overdraft Facility permitted S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2022, the Overdraft Facility accrued interest at approximately 5.72% per annum calculated daily. As of June 30, 2022, AUD $32,000,000 (USD $22,041,600) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,000,000 (USD $2,775,200) at June 30, 2022. Required annual principal payments of AUD $500,000 (USD $344,400) at June 30, 2022 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022 with AUD $500,000 (USD $344,400) being paid and the remaining repayments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 5.03%.  The credit limit under the facility is AUD $3,000,000 (USD $2,066,400) at June 30, 2022.  As of June 30, 2022, AUD $1,757,085 (USD $1,210,280) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2022.

Secured Note with Conterra

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. Pursuant to this transaction, we issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at our Nampa, Idaho production facilities and our Nampa, Idaho research facilities. We may prepay the secured note, in whole or in part, at any time. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The final semi-annual principal and interest payment of $454,185 was made on July 1, 2022. On September 22, 2022, we entered into an amendment to extend the note’s maturity date to December 23, 2022. We are required to make a one-time final payment of approximately $6,969,668 on December 23, 2022. We were not in compliance with our total debt coverage ratio as of June 30, 2022, however we received a waiver from Conterra. We are actively engaging with Conterra and potential lenders to refinance the Conterra note prior to the final payment under the Conterra note coming due. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Conterra note. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or see additional waivers from, Conterra, including on terms that may be significantly less favorable to us, before we are able to refinance the Conterra note, if ever.

Equity Issuances

On September 23, 2020, we entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B. Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $17.1 million through B. Riley as our sales agent. On May 17, 2022, we amended the ATM Agreement to having an aggregate offering price of $24.6 million.

For the year ended June 30, 2022, we received gross proceeds of approximately $7.4 million from the sale of 3,655,136 shares of our common stock pursuant to the ATM Agreement. For the year ended June 30, 2021, we received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement. As of June 30, 2022, we had $6.3 million remaining under the ATM Agreement.

On October 14, 2021, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 1,847,343 shares of our common stock, or the Shares, at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million.

The Purchasers included MFP Partners, L.P., or MFP, our largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, our Chief Executive Officer and a member of our board of directors, and Alan D. Willits, Charles B. Seidler and Robert Straus, each a member of our board of directors. Alexander C. Matina, a member of our board of directors, is Vice President of Investments of the general partner of MFP.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022	2021
Cash flows from operating activities	$(18,373,139)	$(14,221,042)
Cash flows from investing activities	(909,426)	2,465,746
Cash flows from financing activities	17,138,674	10,892,685
Effect of exchange rate changes on cash	672,462	267,454
Net decrease in cash and cash equivalents	(1,471,429)	(595,157)
Cash and cash equivalents, beginning of period	3,527,937	4,123,094
Cash and cash equivalents, end of period	$2,056,508	$3,527,937

Operating Activities

For the year ended June 30, 2022, operating activities used $18.4 million in cash.  Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $20.8 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $2.4 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in accrued expenses and other current liabilities of $1.2 million, accounts payable of $1.0 million and inventories of $0.7 million, partially offset by a decrease in accounts receivable of $0.4 million.

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

Investing Activities

Investing activities during the year ended June 30, 2022 used $0.9 million in cash. The purchase of property, plant and equipment used $2.1 million. The use of cash was partially offset by net proceeds from the sale of Bioceres stock that provided $1.0 million.

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

Financing Activities

Financing activities during the year ended June 30, 2022 provided $17.1 million in cash. During the year ended June 30, 2022, we had net proceeds from the sale of our common stock of $11.8 million, net proceeds from the sale of our preferred stock of $5.0 million, net borrowings on the working capital lines of credit of $1.8 million and borrowings of long-term debt of $0.9 million. Net proceeds were partially offset by repayments of long-term debt of $1.4 million and debt issuance costs of $0.7 million.

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

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended June 30, 2022, and we expect this to continue throughout fiscal year 2023.

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

Critical Accounting Estimates

In preparing our financial statements, we must select and apply various accounting policies in accordance with GAAP. Our most significant policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. In order to apply our accounting policies, we often need to make estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Goodwill

Goodwill is assessed annually for impairment or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.  These events could include a significant change in business climate, legal factors, a decline in operating performance or market capitalization or our common stock, competition, sale or disposition of a significant portion of a business, or other factors. We perform our annual or interim goodwill impairment test by comparing the estimated fair value of our one reporting unit with its carrying amount. If the estimated fair value of our reporting unit is less than the carrying amount, an impairment is indicated, requiring recognition of a goodwill impairment charge for the differential, not to exceed the total amount of goodwill allocated to the reporting unit.

We had a sustained decline in the market capitalization of our common stock during the fourth quarter of the fiscal year ended June 30, 2022, thereby triggering a potential indicator of goodwill impairment. As a result, we initiated a goodwill impairment test for the year ended June 30, 2022.

We compared the carrying value of our invested capital to estimated fair values at June 30, 2022. We estimated the fair value using the market approach and a control premium (based on management’s best estimate) was added.

Upon completing the impairment test, we determined that the estimated fair value of invested capital was less than the carrying value by approximately 11%, thus indicating an impairment. We recognized a goodwill impairment charge of $1.5 million for the year ended June 30, 2022, which represented the entire goodwill balance prior to the impairment charge.

Our impairment assessment is sensitive to changes in control premium. For the June 30, 2022 assessment of our one reporting unit, if we assumed our selected control premium of 20% was increased to 24%, our goodwill impairment would have been approximately $1.4 million less.

Intangible Assets

All amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is compared to its fair value, with an impairment loss recognized if the estimated fair value is below carrying value. Fair values are typically estimated using discounted cash flow techniques. Significant changes in key assumptions about the business, market conditions and prospects for which the intangible asset is currently utilized or expected to be utilized could result in an impairment charge.

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

Inventories

All inventories are accounted for on a lower of cost or net realizable value. Inventories consist of raw materials and finished goods. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory and this may require us in some cases to make significant judgements. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by product line on a quarterly basis.

During the year ended June 30, 2022, we recognized a write-down of inventory in the amount of $6.4 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the year ended June 30, 2022 was related to certain inventory lots that deteriorated in quality and germination rates during the year, reserves for an estimated amount that is expected to deteriorate in quality and germination during the product life cycle and adjusting specific products to market value.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company; we are not required to provide information typically disclosed under this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Longmont, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Sacramento, California

September 28, 2022

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2022	June 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$2,056,508	$3,527,937
Accounts receivable, net	19,051,236	19,389,213
Inventories, net	54,515,894	63,395,256
Prepaid expenses and other current assets	1,605,987	1,555,530
TOTAL CURRENT ASSETS	77,229,625	87,867,936
Property, plant and equipment, net	16,871,669	17,740,974
Intangibles, net	34,095,827	37,130,942
Goodwill	—	1,651,634
Other assets	5,590,730	7,079,490
TOTAL ASSETS	$133,787,851	$151,470,976
LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,901,116	$15,947,918
Deferred revenue	605,960	385,328
Accrued expenses and other current liabilities	10,788,740	9,134,869
Current portion of working capital lines of credit, net	12,678,897	33,946,565
Current portion of long-term debt, net	8,316,783	1,681,166
TOTAL CURRENT LIABILITIES	48,291,496	61,095,846
Long-term working capital lines of credit, less current portion	21,703,286	—
Long-term debt, net, less current portion	3,992,540	11,590,500
Contingent consideration obligation	—	741,552
Other non-current liabilities	3,587,041	3,649,885
TOTAL LIABILITIES	77,574,363	77,077,783
SERIES B CONVERTIBLE PREFERRED STOCK
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 shares issued and outstanding at June 30, 2022; none issued and outstanding at June 30, 2021	4,804,819	—
TOTAL SERIES B CONVERTIBLE PREFERRED STOCK	4,804,819	—
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,608,758 issued and 42,583,758 outstanding at June 30, 2022; 36,772,983 issued and 36,747,983 outstanding at June 30, 2021	42,609	36,773
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	163,892,575	149,684,357
Accumulated deficit	(105,873,557)	(69,311,909)
Accumulated other comprehensive loss	(6,560,600)	(5,850,826)
Noncontrolling interests	41,838	(31,006)
TOTAL STOCKHOLDERS' EQUITY	51,408,669	74,393,193
TOTAL LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$133,787,851	$151,470,976

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021
Revenue	$71,354,298	$84,049,036
Cost of revenue	64,999,136	70,372,139
Gross profit	6,355,162	13,676,897
Operating expenses
Selling, general and administrative expenses	24,470,730	21,867,529
Research and development expenses	7,710,642	8,515,786
Depreciation and amortization	5,460,321	5,469,581
Gain on disposal of property, plant and equipment	(31,088)	(1,906,738)
Goodwill impairment charges	1,548,324	—
Total operating expenses	39,158,929	33,946,158
Loss from operations	(32,803,767)	(20,269,261)
Other (income) expense
Foreign currency loss (gain)	777,913	(94,214)
Change in contingent consideration obligation	(714,429)	(4,016,904)
Interest expense - amortization of debt discount	898,497	689,514
Interest expense	2,212,302	2,283,215
Gain on sale of marketable security	(68,967)	—
Loss before income taxes	(35,909,083)	(19,130,872)
Provision for (benefit from) income taxes	413,423	(24,358)
Net loss	$(36,322,506)	$(19,106,514)
Net income attributable to noncontrolling interests	72,844	64,453
Net loss attributable to S&W Seed Company	$(36,395,350)	$(19,170,967)

Calucation of net loss for loss per share:
Net loss attributable to S&W Seed Company	$(36,395,350)	$(19,170,967)
Dividends accrued for participating securities and accretion	(166,298)	—
Net loss attributable to common shareholders	$(36,561,648)	$(19,170,967)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.93)	$(0.55)
Diluted	$(0.93)	$(0.55)
Weighted average number of common shares outstanding:
Basic	39,133,681	34,590,883
Diluted	39,133,681	34,590,883

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2022	2021
Net loss	$(36,322,506)	$(19,106,514)
Foreign currency translation adjustment, net of income taxes	(709,774)	260,598
Comprehensive loss	(37,032,280)	(18,845,916)
Comprehensive income attributable to noncontrolling interests	72,844	64,453
Comprehensive loss attributable to S&W Seed Company	$(37,105,124)	$(18,910,369)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2020	—	$—	33,457,861	$33,458	(25,000)	$(134,196)	$137,809,540	$(50,140,942)	$(120,459)	$(6,111,424)	$81,335,977
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	1,766,353	—	—	—	1,766,353
Net issuance to settle RSUs	—	—	307,107	307	—	—	(111,839)	—	—	—	(111,532)
Proceeds from sale of common stock, net of fees and expenses	—	—	3,008,015	3,008	—	—	10,220,303	—	—	—	10,223,311
Capital contribution from minority shareholder of subsidiary	—	—	—	—	—	—	—	—	25,000	—	25,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	260,598	260,598
Net (loss) income	—	—	—	—	—	—	—	(19,170,967)	64,453	—	(19,106,514)
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	2,267,180	—	—	—	2,267,180
Series B detachable warrant	—	—	—	—	—	—	361,729	(38,757)	—	—	322,972
Accrued dividends on Series B convertible preferred stock	—	—	—	—	—	—	—	(127,541)	—	—	(127,541)
Net issuance to settle RSUs	—	—	333,296	333	—	—	(192,878)	—	—	—	(192,545)
Proceeds from sale of common stock, net of fees and expenses	—	—	5,502,479	5,503	—	—	11,772,187	—	—	—	11,777,690
Capital contribution from minority shareholder of subsidiary	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(709,774)	(709,774)
Net (loss) income	—	—	—	—	—	—	—	(36,395,350)	72,844	—	(36,322,506)
Balance, June 30, 2022	—	$—	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,322,506)	$(19,106,514)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities:
Stock-based compensation	2,267,180	1,766,353
Change in allowance for doubtful accounts	216,466	(235,201)
Inventory write-down	6,365,542	1,416,029
Depreciation and amortization	5,460,321	5,469,581
Gain on disposal of property, plant and equipment	(31,088)	(1,906,738)
Change in deferred tax provision	78,954	—
Change in foreign exchange contracts	971,386	79,403
Change in contingent consideration obligation	(714,429)	(4,016,904)
Amortization of debt discount	898,497	689,514
Changes in:
Accounts receivable	(422,335)	504,021
Inventories	688,903	648,448
Prepaid expenses and other current assets	(104,442)	(120,030)
Other non-current asset	(137,320)	54,259
Accounts payable	977,036	7,265,195
Deferred revenue	223,586	(5,786,697)
Accrued expenses and other current liabilities	1,226,353	(964,282)
Other non-current liabilities	(15,243)	22,521
Net cash used in operating activities	(18,373,139)	(14,221,042)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,098,535)	(1,079,880)
Proceeds from disposal of property, plant and equipment	200,605	782,645
Net proceeds from sale of marketable securities	988,504	—
Proceeds from sale of assets held for sale	—	2,771,480
Acquisition of germplasm	—	(8,499)
Net cash (used in) provided by investing activities	(909,426)	2,465,746
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	11,777,690	10,223,311
Net proceeds from sale of Series B convertible preferred stock	5,000,250	—
Taxes paid related to net share settlements of stock-based compensation awards	(192,545)	(111,532)
Borrowings and repayments on lines of credit, net	1,770,219	4,954,687
Borrowings of long-term debt	868,372	385,636
Capital contribution from minority shareholder of subsidiary	—	25,000
Debt issuance costs	(692,779)	(196,952)
Repayments of long-term debt	(1,392,533)	(4,387,465)
Net cash provided by financing activities	17,138,674	10,892,685
EFFECT OF EXCHANGE RATE CHANGES ON CASH	672,462	267,454
NET DECREASE IN CASH & CASH EQUIVALENTS	(1,471,429)	(595,157)
CASH AND CASH EQUIVALENTS, beginning of the period	3,527,937	4,123,094
CASH AND CASH EQUIVALENTS, end of period	$2,056,508	$3,527,937
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,357,445	$2,244,478
Income taxes	276,503	366,502

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

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities, which are located in Idaho, Texas, New South Wales and South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company began its stevia initiative in fiscal year 2010 and is currently focused on breeding improved varieties of stevia and developing marketing and distribution programs for its stevia products.

The Company has also been actively engaged in expansion initiatives through a combination of organic growth and strategic acquisitions.

The Company had a long-term distribution agreement with Pioneer Hi-Bred International, Inc., or Pioneer (now a subsidiary of Corteva Agriscience, Inc., or Corteva), regarding conventional (non-GMO) varieties, and a production agreement with Pioneer (relating to GMO-traited varieties). These agreements were terminated on May 20, 2019. See Note 4 for further discussion.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements. The Company recorded a combined $0.5 million of current assets (restricted) and $31,307 of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of June 30, 2022.

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

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. No single customer accounted for more than 10% of revenue for the year ended June 30, 2022. One customer accounted for 19% of its revenue for the year ended June 30, 2021.

No customer accounted for more than 10% of the Company’s accounts receivable at June 30, 2022. One customer accounted for 11% of the Company’s accounts receivable at June 30, 2021.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 70% and 56% of revenue during the years ended June 30, 2022 and 2021, respectively. The net book value of fixed assets located outside the United States was 22% and 19% of total fixed assets at June 30, 2022 and June 30, 2021, respectively. Cash balances located outside of the United States may not be insured and totaled $811,551 and $204,813 at June 30, 2022 and June 30, 2021, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2022		2021
Australia	$21,721,727	30%	$21,470,810	26%
United States	21,053,335	30%	37,124,047	44%
Saudi Arabia	9,510,809	13%	5,911,498	7%
Pakistan	3,309,800	5%	2,041,548	2%
China	2,565,668	4%	2,042,585	2%
South Africa	1,946,153	3%	2,456,216	3%
Libya	1,739,105	2%	1,249,554	2%
Argentina	1,543,474	2%	1,838,648	2%
Sudan	1,443,748	2%	1,218,168	1%
Egypt	960,114	1%	818,101	1%
Other	5,560,365	8%	7,877,861	10%
Total revenue	$71,354,298	100%	$84,049,036	100%

Liquidity and COVID-19 Pandemic

The Company is monitoring the impact of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine on its business, including its results of operations and financial condition, and has implemented measures designed to protect the health and safety of its employees while continuing its operations.

The Company’s sales efforts historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures. As a result, the Company shifted its sales activities to video conferencing and similar customer interaction models and continues to evaluate its sales approach, but the Company found these alternative approaches to generally be less effective than in-person sales efforts. In particular, regular in-person customer interactions did not resume until February 2022 in some locations where the Company operates. If ongoing measures to protect against COVID-19 remain in effect throughout the

2023 sales season, the Company may experience similar negative impacts that it experienced during the 2021 and 2022 sales seasons.

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

During the year ended June 30, 2022, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs.  The Company expects these logistical challenges to persist well into fiscal 2023, which may, among other things, delay or reduce its ability to recognize revenue within a particular fiscal period and harm its results of operations.

Given the level of uncertainty regarding the duration and broader impact of the COVID-19 pandemic, the Company is unable to fully assess the extent of its impact on the Company’s operations.

For the year ended June 30, 2022, we reported a net loss of $36.3 million and net cash used in operations of $18.4 million. At June 30, 2022, we had cash on hand of $2.1 million.

The Company’s loan and security agreement with CIBC Bank USA, or CIBC, and the Company’s secured promissory note with Conterra Agriculture Capital, LLC, or Conterra, which mature on December 23, 2022, contain various operating and financial covenants (See Note 8). The COVID-19 pandemic and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain of these covenants as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022 and June 30, 2022, and was required to obtain waivers and/or amendments from CIBC and Conterra. In particular, the CIBC loan agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1,000,000. The Company does not currently expect it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet these covenants in certain periods prior to maturity. The Company will need to either raise additional capital, secure future waivers and/or amendments from its lenders, obtain financing from new lenders, and/or accomplish some combination of these items to maintain sufficient liquidity. The Company is actively pursuing refinancing of the CIBC debt facility. There can be no assurance the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $233,927 and $57,782 at June 30, 2022 and June 30, 2021, respectively.

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

Components of inventory are:

	June 30, 2022	June 30, 2021
Raw materials and supplies	$2,645,764	$2,722,832
Work in progress	6,677,980	6,662,006
Finished goods	45,192,150	54,010,418
Inventories, net	$54,515,894	$63,395,256

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5-35 years for buildings, 2-20 years for machinery and equipment, and 2-5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 for other intangible assets. The weighted average estimated useful lives are 26 years for technology/IP/germplasm, 20 years for customer relationships, 16 years for trade names, 18 years for license agreements and 19 years for other intangible assets.

Goodwill

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.

Goodwill is assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance or market capitalization of our common stock, competition, sale or disposition of a significant portion of the business, or other factors. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value is less than its carrying amount, management conducts a quantitative goodwill impairment test. The goodwill impairment test is used to identify potential impairment by comparing the fair value with its carrying amount, including goodwill. The Company uses market capitalization and an estimate of a control premium to estimate the fair value. If the estimated fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill.

The Company performed a quantitative assessment of goodwill at June 30, 2022 on its one reporting unit and determined that goodwill was fully impaired. See Note 6 for further information.

The Company performed a quantitative assessment of goodwill at June 30, 2021 on its one reporting unit and determined that goodwill was not impaired.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina.  The carrying value of the investment is $0.4 million at June 30, 2022 and $1.3 million at June 30, 2021, and the investment is included in Other Assets on the Consolidated Balance Sheet.

The Company adopted Accounting Standards Update, or ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities beginning July 1, 2018.  As such, this investment is accounted for in accordance with ASC 321, Investments – Equity Securities. As the stock is not publicly traded, the Company has elected to account for its investment at cost, with adjustments to fair value when there are observable transactions that provide an indicator of fair value.  In addition, if qualitative factors indicate a potential impairment, fair value must be estimated and the investment written down to that fair value if it is lower than the carrying value.

During the year ended June 30, 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $988,504, which included a gain on sale of marketable securities of $68,967.

No adjustments for impairment were made in fiscal years 2022 or 2021.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2022 and 2021 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, and warrant are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders. During the year ended June 30, 2022, there were $127,541 in accrued dividends subtracted from net income attributable to common shareholders; there were no undistributed earnings to allocate to the participating securities. Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation. During the year ended June 30, 2022, $38,757 was accreted to the redemption value of the Series B Preferred Stock and subtracted from net income attributable to common shareholders.

The calculation of Basic and Diluted EPS is shown in the table below.

	Years Ended June 30,
	2022	2021
Numerator:
Net loss attributable to S&W Seed Company	$(36,395,350)	$(19,170,967)
Dividends accrued for participating securities and accretion	(166,298)	—
Numerator for basic and diluted EPS	$(36,561,648)	$(19,170,967)
Denominator:
Denominator for basic EPS - weighted average shares	39,133,681	34,590,883
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	39,133,681	34,590,883
Basic EPS	$(0.93)	$(0.55)
Diluted EPS	$(0.93)	$(0.55)

The effects of employee stock options and restricted stock units are excluded because they would be anti-dilutive due to the Company’s net loss for the years ended June 30, 2022 and 2021.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$996,106	$—
Contingent consideration obligations	—	—	—
Total	$—	$996,106	$—

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$96,466	$—
Contingent consideration obligations	—	—	741,552
Total	$—	$96,466	$741,552

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

The Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective July 1, 2021. This ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt–Debt with Conversion and other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. At the time of adoption, we had no outstanding convertible instruments and no adjustments were recognized to our July 1, 2021 accumulated deficit. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component under the practical expedient provisions of the standard. The Company has lease agreements with terms less than one year. For the qualifying short-term leases, the Company elected the short-term lease recognition exemption in which the Company will not recognize ROU assets or lease liabilities, including the ROU assets or lease liabilities for existing short-term leases of those assets upon adoption.

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities.  Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the year ended June 30, 2022. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

Leases	Balance Sheet Classification:	June 30, 2022
Assets:
Right of use assets - operating leases	Other assets	$4,094,253

Right of use assets - finance leases	Other assets	2,071,609
Accumulated amortization - finance leases	Other assets	(1,131,842)
Right of use assets - finance leases, net	Other assets	939,767
Total lease assets		$5,034,020

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	$804,309
Current lease liabilities	Accrued expenses and other current liabilities	1,341,198
Long-term debt, net, less current portion	Long-term debt, net, less current portion	500,723
Long-term lease liabilities	Other non-current liabilities	3,042,311
Total lease liabilities		$5,688,541

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Year Ended June 30, 2022
Operating lease cost	Cost of revenue	$692,210
Operating lease cost	Selling, general and administrative expenses	307,368
Operating lease cost	Research and development expenses	375,905
Finance lease cost	Depreciation and amortization and Interest expense	715,202
Total lease costs		$2,090,685

Maturities of lease liabilities as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases
2023	$1,478,640	$636,178
2024	1,243,871	472,039
2025	861,779	305,293
2026	687,202	58,721
2027	402,439	7,312
After 2027	77,558	—
Total lease payments	4,751,489	1,479,543
Less: Interest	(367,980)	(174,512)
Present value of lease liabilities	$4,383,509	$1,305,031

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of June 30, 2022:

Operating lease remaining lease term	4.0 years
Operating lease discount rate	4.29%
Finance lease remaining lease term	1.3 years
Finance lease discount rate	5.50%
Cash paid for operating leases	$1,481,024
Cash paid for finance leases	1,088,090

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

Payments Due from Corteva and Pioneer

The Company received a payment of approximately $8.3 million in fiscal 2021 from Pioneer/Corteva.

This amount was recognized as revenue as the seed was delivered to Corteva through March 2021.  The amount allocated to the seed represents the estimated standalone selling price of those quantities of seed, determined based on the Company’s normal profit margin on the quantities and varieties of seed that Corteva agreed to purchase.

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services, 3) research and development services and 4) product licensing agreements.

The following table disaggregates the Company's revenue by type of contract:

	Years Ended June 30,
	2022	2021
Pioneer product sales	$—	$14,198,857
Other product sales	69,425,407	67,234,359
Services	1,928,891	2,615,820
Total revenue	$71,354,298	$84,049,036

Pioneer Product Sales

For the year ended June 30, 2021, Pioneer product sales consisted of product shipments to Pioneer under the termination agreement discussed in Note 4.

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

Payment Terms and Related Balance Sheet Accounts

Accounts receivable represent amounts that are payable to the Company by its customers subject only to the passage of time. Payment terms on invoices are generally 30 to 180 days for export customers and end of sales season (October 31st) for branded products sold within the United States. As the period between the transfer of goods and/or services to the customer and receipt of payment is less than one year, the Company does not separately account for a financing component in its contracts with customers.

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the period ended June 30, 2022, the Company recognized bad debt expense of $216,466 associated with impaired accounts receivable.  During the year ended June 30, 2021, the Company recognized a net gain from collections on amounts previously written off to bad debt expense of $235,201.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation.  During the year ended June 30, 2022, the Company recognized $0.3 million of revenue that was included in the deferred balance as of June 30, 2021. During the year ended June 30, 2021, the Company recognized $6.2 million of revenue that was included in the deferred balance as of June 30, 2020.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired Pasture Genetics in February 2020, and recorded goodwill of $1,452,436 as part of this transaction.

During the fourth quarter of the fiscal year ended June 30, 2022, the Company had a sustained decline in market valuation of its common stock, thereby triggering a potential indicator of goodwill impairment. As a result, the Company initiated a goodwill impairment test for the year ended June 30, 2022.

The Company compared the carrying value of its invested capital to estimated fair values at June 30, 2022. The Company estimated the fair value using the market approach and a control premium (based on management’s best estimate) was added.

Upon completing the impairment test, the Company determined that the estimated fair value of invested capital was less than the carrying value by approximately 3%, thus indicating an impairment. The Company recognized a goodwill impairment charge of $1.5 million for the year ended June 30, 2022, which represented the entire goodwill balance prior to the impairment charge.

The following table summarizes the activity of goodwill for the years ended June 30, 2022 and 2021, respectively:

	Balance at July 1, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2022
Goodwill	$1,651,634	$—	$(1,548,324)	$(103,310)	$—

	Balance at July 1, 2020	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2021
Goodwill	$1,508,675	$—	$—	$142,959	$1,651,634

For the years ended June 30, 2022 and 2021, the Company determined there was no impairment on its intangible assets.

Intangible assets consist of the following:

	Balance at July 1, 2021	Additions	Amortization	Currency Translation Adjustment	Balance at June 30, 2022
Trade name	$1,310,489	$—	$(203,009)	$(22,689)	$1,084,791
Customer relationships	6,302,591	—	(373,393)	(429,383)	5,499,815
Non-compete	5,058	—	(5,058)	—	—
GI customer list	50,146	—	(7,163)	—	42,983
Supply agreement	850,874	—	(75,633)	—	775,241
Grower relationships	1,436,988	—	(105,407)	—	1,331,581
Intellectual property	24,427,857	—	(1,391,932)	—	23,035,925
In process research and development	—	—	—	—	—
License agreement	2,340,269	—	(172,004)	(181,667)	1,986,598
Internal use software	406,670	—	(67,777)	—	338,893
	$37,130,942	$—	$(2,401,376)	$(633,739)	$34,095,827

	Balance at July 1, 2020	Additions	Amortization	Currency Translation Adjustment	Balance at June 30, 2021
Trade name	$1,479,278	$—	$(206,311)	$37,522	$1,310,489
Customer relationships	6,187,086	—	(376,431)	491,936	6,302,591
Non-compete	21,312	—	(16,254)	—	5,058
GI customer list	57,310	—	(7,164)	—	50,146
Supply agreement	926,507	—	(75,633)	—	850,874
Grower relationships	1,542,393	—	(105,405)	—	1,436,988
Intellectual property	25,415,665	388,499	(1,376,307)	—	24,427,857
In process research and development	380,000	(380,000)	—	—	—
License agreement	2,300,059	—	(176,646)	216,856	2,340,269
Internal use software	474,448	—	(67,778)	—	406,670
	$38,784,058	$8,499	$(2,407,929)	$746,314	$37,130,942

Amortization expense totaled $2,401,376 and $2,407,929 for the years ended June 30, 2022 and 2021, respectively.

Estimated aggregate remaining amortization is as follows:

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$2,395,678	$2,372,718	$2,338,707	$2,252,740	$2,201,856	$22,534,128

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30, 2022	June 30, 2021
Land and improvements	$2,265,087	$2,297,529
Buildings and improvements	8,119,960	8,196,593
Machinery and equipment	14,972,462	13,935,053
Vehicles	1,085,342	1,046,937
Leasehold improvements	552,810	552,810
Construction in progress	110,107	48,480
Total property, plant and equipment	27,105,768	26,077,402
Less: accumulated depreciation	(10,234,099)	(8,336,428)
Property, plant and equipment, net	$16,871,669	$17,740,974

Depreciation expense totaled $2,433,319 and $2,518,356 for the years ended June 30, 2022 and 2021, respectively.

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	June 30, 2022	June 30, 2021
Current portion of working capital lines of credit
CIBC	$12,804,611	$14,500,000
National Australia Bank Limited	338,314	19,494,800
National Australia Bank Limited Overdraft Facility	—	617,471
Debt issuance costs	(464,028)	(665,706)
Total current portion of working capital lines of credit, net	12,678,897	33,946,565
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	21,703,286	—
Total long-term portion of working capital lines of credit	21,703,286	—
Total working capital lines of credit, net	$34,382,183	$33,946,565
Current portion of long-term debt
Finance leases	$804,309	$909,413
Debt issuance costs	(1,828)	(5,077)
Term Loan - National Australia Bank Limited	344,400	374,900
Machinery & equipment loans - National Australia Bank Limited	246,547	160,632
Machinery & equipment loans - Hyster	11,834	5,170
Vehicle loans - Ford Credit	40,341	—
Secured real estate note - Conterra	6,905,995	275,684
Debt issuance costs	(34,815)	(39,556)
Total current portion, net	8,316,783	1,681,166
Long-term debt, less current portion
Finance leases	500,723	1,108,709
Debt issuance costs	(21)	(1,847)
Term loan - National Australia Bank Limited	2,410,800	2,999,200
Machinery & equipment loans - National Australia Bank Limited	963,733	508,641
Machinery & equipment loans - Hyster	28,722	17,923
Vehicle loans - Ford Credit	88,583	—
Secured real estate note - Conterra	—	6,974,356
Debt issuance costs	—	(16,482)
Total long-term portion, net	3,992,540	11,590,500
Total debt, net	$12,309,323	$13,271,666

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC Bank USA, or CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility.  The Loan Agreement was subsequently amended on September 22, 2020 December 30, 2020, May 12, 2021, September 27, 2021, May 13, 2022 and September 22, 2022. As amended, the Loan Agreement provides for a $18.0 million credit facility. The following is a summary of certain terms of the CIBC Credit Facility:

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

•

Loans are based on (i) a Base Rate plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.

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

Pursuant to the September 22, 2022 amendment, among other things, (i) the total revolving commitment provided under the Loan Agreement has been reduced to $18.0 million from $20.0 million; (ii) CIBC waived noncompliance with the Company’s minimum liquidity requirements as of June 15, 2022; (iii) the minimum liquidity financial covenant has been adjusted to require weekly testing that the Company maintain no less than $1.0 million of Liquidity (as defined in the Loan Agreement). After giving effect to the May 2022 amendment, the Company was not in compliance with the Loan Agreement for the year ended June 30, 2022 and obtained a waiver from CIBC to continue to be in compliance with the financial covenants under the Loan Agreement.

As of June 30, 2022, there was approximately $1.9 million of unused availability on the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest at 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The final semi-annual principal and interest payment of $454,185 was made on July 1, 2022. On September 22, 2022, the Company entered into an amendment to extend the note’s maturity date to December 23, 2022. The Company is required to make a one-time final payment of approximately $6,969,668 on December 23, 2022. The Company was not in compliance with the total debt coverage ratio as of June 30, 2022; Conterra provided a waiver.

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

Australian Facilities

At June 30, 2022, S&W Australia has debt facilities with National Australia Bank, or NAB, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $10,332,000).

On November 11, 2021, S&W Australia amended its debt facilities with NAB pursuant to which:

•	the borrowing base line credit limit under the seasonal credit facility increased from AUD $26,000,000 (USD $18,722,600 at September 30, 2021), to AUD $32,000,000 (USD $22,041,600 at June 30, 2022);
•

the overdraft credit limit under the seasonal credit facility, or Overdraft Facility, decreased from AUD $3,000,000 (USD $2,160,300 at September 30, 2021) to AUD $2,000,000 (USD $1,497,400 at March 31, 2022). It then further decreased to AUD $1,000,000 (USD $748,700 on April 1, 2022). According to the agreement, the overdraft credit limit was to decrease to zero at June 30, 2022; but with NAB’s approval of the temporary extension of the Overdraft Facility, the credit limit remains AUD $1,000,000 (USD $688,800) at June 30, 2022;

•	the credit limit under the master asset finance facility increased from AUD $2,000,000 (USD $1,440,200 at September 30, 2021) to AUD $3,000,000 (USD $2,066,400 at June 30, 2022); and
•	the month in which annual principal repayments are required on the flexible rate loan was adjusted from November to May of each fiscal year.

After the amendment, the consolidated debt facilities with NAB provide for up to an aggregate of AUD $40,000,000 (USD $27,552,000) of credit as of June 30, 2022, and include the following:

•

S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an Overdraft Facility having a credit limit of AUD $1,000,000 (USD $688,800 at June 30, 2022) and (ii) a Borrowing Base Line having a credit limit of AUD $32,000,000 (USD $22,041,600 at June 30, 2022). As of June 30, 2022, the Borrowing Base Line accrued interest on Australian dollar drawings at approximately 4.90% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2022, the Overdraft Facility accrued interest at approximately 5.72% per annum calculated daily. As of June 30, 2022, AUD $32,000,000 (USD $22,041,600) was outstanding under S&W Australia’s seasonal credit facility with NAB.  The seasonal credit facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.

•

S&W Australia has a flexible rate loan, or the Term Loan, in the amount of AUD $4,000,000 (USD $2,755,200 at June 30, 2022). Required annual principal payments of AUD $500,000 on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on March 31, 2025. As part of the amendment, the November 2021 repayment was deferred to May 2022, with AUD $500,000 (USD $344,400) being paid and the remaining payments due in May of each year. Monthly interest amounts outstanding under the Term Loan will be payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%.  The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.

•

S&W Australia finances certain equipment purchases under a master asset finance facility with NAB.  The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 5.03%.  The credit limit under the facility is AUD $3,000,000 (USD $2,066,400) at June 30, 2022.  As of June 30, 2022, AUD $1,757,085 (USD $1,210,280) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its debt facilities with NAB at June 30, 2022.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2023	$8,353,426
2024	1,050,062
2025	2,399,706
2026	278,595
2027	264,198
Thereafter	—
Total	$12,345,987

NOTE 9 - INCOME TAXES

Loss before income taxes consists of the following:

	Years Ended June 30,
	2022	2021
United States	$(37,346,576)	$(22,519,842)
Foreign	1,437,493	3,388,970
Loss before income taxes	$(35,909,083)	$(19,130,872)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2022	2021
Current:
Federal	$—	$—
State	301	(5,385)
Foreign	266,129	(197,163)
Total current provision	266,430	(202,548)
Deferred:
Federal	(1)	—
State	—	—
Foreign	146,994	178,190
Total deferred provision	146,993	178,190
Provision for (benefit from) income taxes	$413,423	$(24,358)

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2022	2021
Tax benefit at statutory tax rate	$(7,540,908)	$(4,018,362)
State benefit, net of federal benefit	(493,262)	(417,868)
Federal and state research credits - current year	(390,235)	(675,527)
Other permanent differences	184,725	(110,860)
Foreign rate differential	420,829	431,265
Goodwill impairment	549,577	—
Valuation allowance	7,573,300	5,178,300
Tax law changes	—	(411,306)
Other	109,397	—
Provision for (benefit from) income taxes	$413,423	$(24,358)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Net operating loss carry forwards	$22,815,372	$15,623,619
Tax credit carry forwards	1,388,106	1,169,978
Allowance for bad debts	1,216,187	1,378,422
Lease liability	1,187,090	1,209,560
Other, net	3,116,913	3,214,948
Total deferred tax assets	29,723,668	22,596,527
Valuation allowance for deferred tax assets	(27,437,845)	(19,892,644)
Deferred tax assets, net of valuation allowance	2,285,823	2,703,883
Deferred tax liabilities:
ROU lease asset	(1,226,879)	(1,293,365)
Fixed assets	(1,382,821)	(1,588,708)
Total deferred tax liabilities	(2,609,700)	(2,882,073)
Net deferred tax asset (liability)	$(323,877)	$(178,190)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance was recorded as of June 30, 2017.  The Company’s valuation allowance position has not changed for the years ended June 30, 2022 and June 30, 2021, respectively, as the Company does not believe that it is more likely than not that it will realize its deferred tax assets.  The valuation allowance increased by approximately $7.5 million for the year ended June 30, 2022, related primarily to losses generated in the current year.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers, or NOLs, if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code.  Any unused annual limitation may be carried over to later years.  The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future.  If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.  To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.  Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.  As of June 30, 2022, the Company is not aware of any applicable Section 382 limitations that may exist on its net operating losses.

As of June 30, 2022, the Company had federal and state net operating loss carryovers of approximately $98.7 million and $32.9 million, respectively, which will begin to expire June 30, 2031, unless previously utilized. A portion of the federal net operating losses generated after June 30, 2018 can be carried forward indefinitely, which total $74.2 million. The Company has federal research credits of $1,275,701 which will expire June 30, 2031, unless previously utilized. The Company also has foreign tax credits of $322,859 which will begin to expire June 30, 2023, unless previously utilized. The Company has state research credits of $25,089 that do not expire. The Company also has $0 Australian net operating loss carryovers as of the year ended June 30, 2022. In addition, the Company has $5.2 million of Section 163(j) interest limitation carryovers as of June 30, 2022 which do not expire.

As of June 30, 2022, the Company has not provided for foreign withholding taxes on approximately $7.4 million of undistributed earnings of its foreign subsidiaries, as these earnings are considered indefinitely reinvested outside of the United States. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2022.

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

The Company has approximately $77,350 of unrecognized tax benefits related to current year tax positions as of June 30, 2022. Included in the unrecognized tax benefits was approximately $61,106 of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position. However, as the Company is in a full valuation allowance position, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2022 and 2021. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the years ended June 30, 2022 and 2021.

On March 11, 2021, the American Rescue Act, or ARPA, was signed into law. The ARPA strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on the Company’s consolidated financial statements for the years ended June 30, 2022 and 2021.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $14,775,693 at June 30, 2022 and their maturities range from July 2022 to January 2023.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $996,106 and $96,466 at June 30, 2022 and 2021, respectively. The Company recorded a loss on foreign exchange contracts of $958,373 and $79,403 for the years ended June 30, 2022 and 2021, respectively, which are reflected in cost of revenue.

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

NOTE 12 - EQUITY

On September 23, 2020, the entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B. Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14.0 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement. For the year ended June 30, 2021, the Company received gross proceeds of approximately $10.9 million from the sale of 3,008,015 shares of its common stock pursuant to the ATM Agreement.

On September 27, 2021, the Company entered into an amendment to the ATM Agreement, under which the aggregate offering price was increased from $14.0 million to $17.1 million. For the year ended June 30, 2022, the Company received gross proceeds of approximately $6.2 million from the sale of 2,633,900 shares of its common stock pursuant to the ATM Agreement. As of June 30, 2021, the Company had $0 million remaining under the ATM Agreement.

On May 17, 2022, the Company amended the ATM Agreement to having an aggregate offering price of $24.6 million. As of June 30, 2022, the Company had $6.3 million remaining under the ATM Agreement.

On October 14, 2021, the Company entered into a Securities Purchase Agreement with MFP Partners, L.P., or MFP, the Company’s largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, the Company’s Chief Executive Officer and a member of its board of directors, and Alan D. Willits, Charles B. Seidler and Robert Straus, each a member of its board of directors, pursuant to which the Company sold and issued an aggregate of 1,847,343 shares of its common stock at a purchase price of $2.73 per share for aggregate gross proceeds of approximately $5.0 million. Alexander C. Matina, a member of the Company’s board of directors, is Vice President of Investments of the general partner of MFP.

NOTE 13 - EQUITY-BASED COMPENSATION

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

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee option grants.

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30, 2022	June 30, 2021
Risk free rate	0.82%-2.81%	0.24%-0.33%
Dividend yield	0%	0%
Volatility	61.7%-64.7%	52.1%-53.0%
Average forfeiture assumptions	3.2%	2.3%

During the year ended June 30, 2022, the Company granted 994,725 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $2.64 - $3.39. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2022 and 2021 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	2,875,894	$2.74	8.6	$22,409
Granted	976,924	2.41
Exercised	(65,990)	2.48
Canceled/forfeited/expired	(10,260)	2.94
Outstanding at June 30, 2021	3,776,568	2.65	8.0	3,962,766
Granted	994,725	2.63
Exercised	(38,774)	2.33
Canceled/forfeited/expired	(95,419)	2.82
Outstanding at June 30, 2022	4,637,100	2.64	6.6	—

Options vested and exercisable at June 30, 2022	3,229,891	$2.70	5.7	$—
Options vested and expected to vest as of June 30, 2022	4,629,560	2.64	6.6	—

The weighted average grant date fair value of options granted and outstanding at June 30, 2022 was $2.64. At June 30, 2022, the Company had $1,183,831 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.81 years. The Company settles employee stock option exercises with newly issued shares of common stock.

During the years ended June 30, 2022 and 2021, the Company issued 304,421 and 291,206 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards during the years ended June 30, 2022 and 2021 totaled $846,080 and $1,965,712, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $982,422 and $866,017 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2022 and 2021, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2020	396,803	$2.33	1.6
Granted	291,206	2.59	1.9
Vested	(326,439)	2.36	—
Forfeited	—	—	—
Nonvested restricted units outstanding at June 30, 2021	361,570	2.51	1.3
Granted	304,421	2.78	2.4
Vested	(391,036)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at June 30, 2022	267,919	2.66	1.2

At June 30, 2022, the Company had $439,089 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.18 years.

At June 30, 2022, there were 2,549,966 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2022 and 2021, totaled $2,267,186 and $1,766,353, respectively.

NOTE – 14 SERIES B CONVERTIBLE PREFERRED STOCK

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

Since the holder has the option to redeem their shares of Series B Preferred Stock at any time after August 18, 2025, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity, net of the relative fair value assigned to the warrant of $361,709 recorded in the Statement of Equity, on the Consolidated Balance Sheet as of June 30, 2022. Over the initial 42-month term the $4,638,521 relative fair value of the Series B Preferred Stock will be accreted to its redemption value of $5,000,250. Dividends will be accrued and recognized through retained earnings.

The following summarizes changes to our Series B Preferred Stock:

Balance at June 30, 2021	$—
Issuance of preferred stock	4,638,521
Dividends accrued	127,541
Accretion of discount for warrants	38,757
Balance at June 30, 2022	$4,804,819

NOTE 15 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2022 and 2021, respectively.

	Years Ended June 30,
	2022	2021
Purchases of equipment classified as finance lease	$(369,574)	$(696,303)
Dividends accrued for participating securities and accretion	(166,298)	—

NOTE 16 - SUBSEQUENT EVENTS

MFP Loan Agreement

On September 22, 2022, in support of S&W Seed Company’s ongoing efforts to solidify and stabilize its financial position and balance sheet, MFP provided a letter of credit, issued by JPMorgan Chase Bank, N.A. for the account of MFP, with a face amount of $9,000,000, or Specified LC, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC loan agreement. The Specified LC matures on January 23, 2023, one month after the maturity date of the CIBC loan agreement.

Concurrently, on September 22, 2022 the Company entered into a Subordinate Loan and Security Agreement, or MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the Specified LC, or Bank Draw, will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, the Company will pay to MFP a cash fee through the maturity date of the Specified LC equal to 3.50% per annum on all amounts remaining undrawn under the Specified LC. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, half of which will be payable in cash on the last day of each fiscal quarter and half of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash.

The MFP Loan Agreement includes customary affirmative and negative covenants and events of default. The MFP Loan Agreement is secured by substantially all of the assets of the Company and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, is a Portfolio Manager of MFP Investors LLC, the general partner of MFP.

6th Amendment to CIBC Loan Agreement

On September 22, 2022, the Company entered into a Sixth Amendment to Loan and Security Agreement, or CIBC Amendment, with CIBC, amending the CIBC loan agreement. The CIBC Amendment, among other things, (i) reduces the maximum loan amount available to the Company to $18,000,000 from $20,000,000, (ii) sets the Company’s borrowing base eligible inventory sublimit at $9,000,000, (iii) specifies that the inventory sublimit cannot be reduced below the proceeds available to be drawn under the Specified LC, and (iv) waives the Company’s non-compliance with certain financial covenants under the CIBC loan agreement.

MFP Warrants

Pursuant to the terms and conditions of the MFP Loan agreement, on September 22, 2022, the Company issued to MFP a warrant, or Initial Warrant, to purchase up to 500,000 shares of the Company’s Common Stock, or Initial Warrant Shares, which number of shares may be reduced by up to one half in connection with any Bank Draws, pursuant to the following formula: (x) $9,000,000 minus the aggregate amount of any Bank Draws as of any exercise date, divided by (y) $9,000,000, multiplied by (z) 250,000. In addition, upon each Bank Draw, the Company will issue to MFP additional warrants, or Additional Warrants (and together with the Initial Warrant, the Warrants), to purchase such number of shares of the Company’s Common Stock as is equal to the quotient of (A) the product of (x) the amount of each Bank Draw multiplied by (y) 40%, divided by (B) $1.60 (together with the Initial Warrant Shares, the Warrant Shares). The Warrant Shares are issuable pursuant to the Warrants at an exercise price of $1.60 per Warrant Share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to Common Stock and certain fundamental transactions as described in the Initial Warrant) and each Warrant will expire five years from the date of issuance.

2nd Amendment to Rooster Note

In addition, on September 22, 2022, the Company entered into a Second Amendment to Note, or Rooster Amendment, with Rooster Capital LLC, or Rooster, amending the Company’s promissory note, dated November 30, 2017, originally issued to Conterra, and subsequently endorsed to Rooster (as amended, the Rooster Note). The Rooster Amendment extends the maturity date of the Rooster Note from November 30, 2022 to December 23, 2022.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, or the Evaluation Date. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption "Directors and Executive Officers" “Directors and Executive Officers – Information Regarding Our Board of Directors, Corporate Governance And Executive Officers – Audit Committee,” “Directors and Executive Officers – Information Regarding Our Board of Directors, Corporate Governance And Executive Officers – Nominating and Governance Committee,” “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Our written Code of Conduct and Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct and Ethics is available on our website at www.swseedco.com in the Investors section under "Corporate Governance." Changes to or waivers of the Code of Conduct and Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct and Ethics by disclosing such information on the same website.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation Overview," “Directors and Executive Officers – Information Regarding Our Board of Directors, Corporate Governance And Executive Officers – Compensation Committee,” and “Directors and Executive Officers – Information Regarding Our Board of Directors, Corporate Governance And Executive Officers – Non-Employee Director Compensation” in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" and “Executive Compensation Overview – Equity Benefit Plans” in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Party Transactions" and “Directors and Executive Officers – Information Regarding Our Board of Directors, Corporate Governance And Executive Officers – Board Independence” in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption "Principal Accountant Fees and Services" in our definitive Proxy Statement relating to our next Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements of S&W Seed Company under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Section (a)(3) of Item 15 is incorporated by reference or filed with this report as set forth on the exhibit index that follows below.

(b) Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement among the Registrant, Imperial Valley Seeds, Inc. (“IVS”), Glen D. Bornt, Fred Fabre and the Bornt Family Trust, dated September 28, 2012	8-K	001-34719	2.1	10/2/12

2.2†	Asset Purchase and Sale Agreement between the Registrant and Pioneer Hi-Bred International, Inc. (“Pioneer”), dated December 19, 2014	8-K	001-34719	2.1	12/29/14

2.3†	First Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	2.1	1/7/15

2.4	Second Amendment to the Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated April 23, 2015	10-K	001-34719	2.6	9/28/15

2.5	Third Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated July 23, 2015	10-K	001-34719	2.7	9/28/15

2.6	Fourth Amendment to Asset Purchase and Sale Agreement between the Registrant and Pioneer, dated December 4, 2017	10-Q	001-34719	2.1	2/8/18

2.7	Asset Acquisition Agreement between the Registrant, SV Genetics Pty Ltd, Seed Genetics International Pty Ltd, David John Holman, Alan Irvine Scott, Trevor Bailie, Bottrell Precision Ventures, LLC and James R. Bennett, dated May 27, 2016	8-K	001-34719	2.1	5/31/16

2.8	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 5, 2018	10-K	001-34719	2.8	9/20/18

2.9	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

2.10	Share Sale Agreement by and among S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020	10-Q	001-34719	10.1	5/14/20

3.1	Registrant’s Articles of Incorporation, as amended	10-Q	001-34719	3.1	2/11/21

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	001-34719	3.1	2/23/22

3.3	Registrant’s Second Amended and Restated Bylaws, together with Amendment One thereto	10-Q	001-34719	3.3	5/14/20

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock	10-K	001-34719	4.3	9/23/20

4.4	Form of Warrant issued on February 18, 2022	8-K	001-34719	4.1	2/23/22

10.1†	Non-Exclusive Alfalfa Licensing and Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.4	1/7/15

10.2†	Information Technology Transition Services Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.6	1/7/15

10.3	Patent License Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.11	1/7/15

10.4	Patent Assignment Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.12	1/7/15

10.5	Know-How Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.13	1/7/15

10.6	Data Transfer Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.14	1/7/15

10.7	Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated December 31, 2014	8-K	001-34719	10.15	1/7/15

10.8	First Amendment to the Assignment Agreement of Plant Variety Certificates, Plant Breeders’ Rights, Maintenance Rights and Registration Rights between the Registrant, Pioneer Overseas Corporation and Pioneer, dated April 23, 2015	10-K	001-34719	10.25	9/28/15

10.9	Assignment and Assumption Agreement between the Registrant and Pioneer, dated December 31, 2014	8-K	001-34719	10.16	1/7/15

10.10	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.11*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.12*	S&W Seed Company 2019 Equity Incentive Plan, as amended (the “Plan”)	8-K	001-34719	10.1	12/18/20

10.13*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.14*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.15*	Employment Agreement between the Registrant and Mark W. Wong, dated September 27, 2021	10-K	001-34719	10.16	9/28/22

10.16*	Employment Agreement between the Company and Donald Panter, dated September 27, 2021	10-K	001-34719	10.17	9/28/22

10.17*	Employment Agreement between the Company and David Callachor, dated September 27, 2021	10-K	001-34719	10.18	9/28/22

10.18*	Employment Agreement by and between the Registrant and Elizabeth Horton, dated November 13, 2021	10-Q	001-34719	10.2	2/10/22

10.19*	Separation and Consulting Agreement by and between the Registrant and Matthew Szot, dated November 14, 2021	10-Q	001-34719	10.3	2/10/22

10.20†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.21	Registration Rights Agreement between the Registrant and the investors named therein, dated July 19, 2017	8-K	001-34719	99.2	7/20/17

10.22	Registration Rights Agreement by and between the Registrant and Mark W. Wong, dated October 11, 2017	8-K	001-34719	99.2	10/12/17

10.23	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.24	Registration Rights Agreement by and between the Registrant and MFP Partners, L.P., dated December 22, 2017	S-3	333-222916	4.17	2/7/18

10.25	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated August 9, 2018	10-K	001-34719	10.73	9/20/18

10.26	Registration Rights Agreement dated September 5, 2018, by and among the Registrant and MFP Partners, L.P.	8-K	001-34719	10.3	9/6/18

10.27††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.28	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020	10-K	001-34719	10.27	9/23/20

10.29	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.30	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020	10-K	001-34719	10.29	9/23/20

10.31	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Ptd Ltd, dated February 17, 2020	10-K	001-34719	10.30	9/23/20

10.32††	Termination Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019	10-K	001-34719	10.31	9/23/20

10.33††	Alfalfa License Agreement by and between the Registrant and Pioneer Hi-Bred International, Inc., effective as of May 20, 2019	10-K	001-34719	10.32	9/23/20

10.34	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020	10-Q	001-34719	10.2	11/12/20

10.35	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	2/11/21

10.36	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.	10-Q	001-34719	10.1	5/13/21

10.37	Third Amendment to Loan and Security Agreement, dated May 12, 2021, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	5/13/21

10.38	Fourth Amendment to Loan and Security Agreement, dated September 27, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA	10-K	001-34719	10.37	9/28/22

10.39	Securities Purchase Agreement, dated October 14, 2021, by and among the Company and the Purchasers	8-K	001-34719	10.1	10/18/21

10.40	Registration Rights Agreement, dated October 14, 2021, by and among the Company and the Purchasers	8-K	001-34719	10.2	10/18/21

10.41	Finance Agreement by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated October 14, 2021	10-Q	001-34719	10.1	2/10/22

10.42	Securities Purchase Agreement, dated February 18, 2022, by and among the Registrant and MFP Partners, L.P. (“MFP”)	8-K	001-34719	10.1	2/23/22

10.43	Registration Rights Agreement, dated February 18, 2022, by and among the Registrant and MFP	8-K	001-34719	10.2	2/23/22

10.44	Fifth Amendment to Loan and Security Agreement, dated May 13, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA	10-Q	001-34719	10.3	5/16/22

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)	X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
101.LAB	Inline XBRL Label Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

†	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.
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

Date:  September 28, 2022

S&W SEED COMPANY

By:	/s/ Mark W. Wong
Mark W. Wong
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark W. Wong and Elizabeth Horton, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Wong	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2022
Mark W. Wong

/s/ Elizabeth Horton	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2022
Elizabeth Horton

/s/ Mark J. Harvey	Chairman of the Board	September 28, 2022
Mark J. Harvey

/s/ David A. Fischhoff	Director	September 28, 2022
David A. Fischhoff

/s/ Consuelo E. Madere	Director	September 28, 2022
Consuelo E. Madere

/s/ Alexander C. Matina	Director	September 28, 2022
Alexander C. Matina

/s/ Charles B. Seidler	Director	September 28, 2022
Charles B. Seidler

/s/ Robert D. Straus	Director	September 28, 2022
Robert D. Straus

/s/ Alan D. Willits	Director	September 28, 2022
Alan D. Willits