Form 10-Q
period 2022-09-30
S&W Seed Co
filed 2022-11-14
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of common stock of the registrant as of November 4, 2022 was 42,623,445.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events and the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions during fiscal 2023 and our implementation of our recently implemented strategic review (which includes our plans to reduce annual operating expenses); our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or they prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•
whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•
whether we are able to maintain compliance with our current loan agreements or secure replacement loan financing, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
the COVID-19 pandemic and other geopolitical and macroeconomic events, such as global inflation, supply chain disruptions, uncertain market conditions and the ongoing military conflict between Russia and Ukraine and related sanctions, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
•
changes in demand for our seed products, including Double TeamTM, our non-GMO herbicide tolerant sorghum solution;
•
whether we are able to develop and successfully launch additional trait technology products;
•
whether we are successful in commercializing our current and future trait technology products, including Double TeamTM;
•
our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through acquisitions, joint ventures and other strategic transactions) and our ability to successfully integrate acquisitions into our operations;
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
•
the impact of pricing of other crops that may influence what crops our growers elect to plant;
•
whether we are successful in aligning expense levels to revenue changes;
•
whether we are successful in monetizing camelina and stevia;
•
the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements;
•
our preliminary, nonbinding discussions for a joint venture in wheat with Trigall Genetics may not result in a consummated transaction, the joint venture may not be created in the manner or on the terms expected, or at all, and the joint venture may not provide the anticipated benefits; and
•
other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2023,” “fiscal 2022,” and “fiscal 2021” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2023, 2022 and 2021, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2022	June 30, 2022
CURRENT ASSETS
Cash and cash equivalents	$1,224,400	$2,056,508
Accounts receivable, net	27,707,851	19,051,236
Inventories, net	49,831,196	54,515,894
Prepaid expenses and other current assets	1,940,218	1,605,987
TOTAL CURRENT ASSETS	80,703,665	77,229,625
Property, plant and equipment, net	16,204,434	16,871,669
Intangibles, net	33,111,696	34,095,827
Other assets	5,272,985	5,590,730
TOTAL ASSETS	$135,292,780	$133,787,851
LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,073,969	$15,901,116
Deferred revenue	963,435	605,960
Accrued expenses and other current liabilities	10,540,681	10,788,740
Current portion of working capital lines of credit, net	39,798,376	12,678,897
Current portion of long-term debt, net	8,108,613	8,316,783
TOTAL CURRENT LIABILITIES	76,485,074	48,291,496
Long-term working capital lines of credit, less current portion	—	21,703,286
Long-term debt, net, less current portion	3,767,839	3,992,540
Other non-current liabilities	3,461,501	3,587,041
TOTAL LIABILITIES	83,714,414	77,574,363
SERIES B CONVERTIBLE PREFERRED STOCK
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 shares issued and outstanding at September 30, 2022; 1,695 issued and outstanding at June 30, 2022	4,918,880	4,804,819
TOTAL SERIES B CONVERTIBLE PREFERRED STOCK	4,918,880	4,804,819
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 49,707,555 issued and 42,607,585 outstanding at September 30, 2022; 42,608,758 issued and 42,583,758 outstanding at June 30, 2022	42,633	42,609
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	164,486,927	163,892,575
Accumulated deficit	(110,496,559)	(105,873,557)
Accumulated other comprehensive loss	(7,274,895)	(6,560,600)
Noncontrolling interests	35,576	41,838
TOTAL STOCKHOLDERS' EQUITY	46,659,486	51,408,669
TOTAL LIABILITIES, SERIES B CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$135,292,780	$133,787,851

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
Revenue	$19,865,865	$15,531,682
Cost of revenue	15,361,354	12,405,012
Gross profit	4,504,511	3,126,670
Operating expenses
Selling, general and administrative expenses	5,056,257	5,587,635
Research and development expenses	1,515,380	1,995,128
Depreciation and amortization	1,336,434	1,331,045
Gain on disposal of property, plant and equipment	(3,660)	(18,067)
Total operating expenses	7,904,411	8,895,741
Loss from operations	(3,399,900)	(5,769,071)
Other (income) expense
Foreign currency loss	190,915	162,545
Change in contingent consideration obligation	—	(62,254)
Interest expense - amortization of debt discount	283,643	192,195
Interest expense, net	742,409	518,486
Loss before income taxes	(4,616,867)	(6,580,043)
Benefit from income taxes	(101,664)	(165,802)
Net loss	$(4,515,203)	$(6,414,241)
Net loss attributable to noncontrolling interests	(6,262)	(14,266)
Net loss attributable to S&W Seed Company	$(4,508,941)	$(6,399,975)

Calculation of net loss for loss per share:
Net loss attributable to S&W Seed Company	$(4,508,941)	$(6,399,975)
Dividends accrued for participating securities and accretion	(114,061)	—
Net loss attributable to common shareholders	$(4,623,002)	$(6,399,975)

Net loss attributable to S&W Seed Company per common share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)
Weighted average number of common shares outstanding:
Basic	42,604,020	36,773,864
Diluted	42,604,020	36,773,864

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
Net loss	$(4,515,203)	$(6,414,241)
Foreign currency translation adjustment, net of income taxes	(714,295)	(461,127)
Comprehensive loss	(5,229,498)	(6,875,368)
Comprehensive loss attributable to noncontrolling interests	(6,262)	(14,266)
Comprehensive loss attributable to S&W Seed Company	$(5,223,236)	$(6,861,102)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	394,312	—	—	—	394,312
Net issuance to settle RSUs	—	—	28,263	28	—	—	(40,743)	—	—	—	(40,715)
Proceeds from sale of common stock, net of fees and expenses	—	—	848	1	—	—	2,480	—	—	—	2,481
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(461,127)	(461,127)
Net loss	—	—	—	—	—	—	—	(6,399,975)	(14,266)	—	(6,414,241)
Balance, September 30, 2021	—	$—	36,802,094	$36,802	(25,000)	$(134,196)	$150,040,406	$(75,711,884)	$(45,272)	$(6,311,953)	$67,873,903

Balance, June 30, 2022	—	$—	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation - options, restricted stock, and RSUs	—	—	—	—	—	—	456,112	—	—	—	456,112
Series B detachable warrant	—	—	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	—	—	—	—	—	—	(88,223)	—	—	(88,223)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	146,474	—	—	—	146,474
Net issuance to settle RSUs	—	—	23,827	24	—	—	(8,234)	—	—	—	(8,210)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(714,295)	(714,295)
Net loss	—	—	—	—	—	—	—	(4,508,941)	(6,262)	—	(4,515,203)
Balance, September 30, 2022	—	$—	42,632,585	$42,633	(25,000)	$(134,196)	$164,486,927	$(110,496,559)	$35,576	$(7,274,895)	$46,659,486

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,515,203)	$(6,414,241)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities:
Stock-based compensation	456,112	394,312
Change in allowance for doubtful accounts	(155,421)	97,028
Inventory write-down	537,998	307,000
Depreciation and amortization	1,336,434	1,331,045
Gain on disposal of property, plant and equipment	(3,660)	(18,067)
Change in foreign exchange contracts	503,985	235,912
Foreign currency transactions	(1,294,985)	—
Change in contingent consideration obligation	—	(62,254)
Amortization of debt discount	283,643	192,195
Changes in:
Accounts receivable	(8,996,608)	(3,247,001)
Inventories	3,124,383	(1,040,417)
Prepaid expenses and other current assets	(216,080)	(17,504)
Other non-current asset	72,381	(17,800)
Accounts payable	1,671,381	1,949,750
Deferred revenue	361,348	324,688
Accrued expenses and other current liabilities	(436,714)	566,298
Other non-current liabilities	(48,989)	(65,426)
Net cash used in operating activities	(7,319,995)	(5,484,482)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(151,376)	(470,960)
Proceeds from disposal of property, plant and equipment	3,660	18,313
Net cash used in by investing activities	(147,716)	(452,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	2,481
Taxes paid related to net share settlements of stock-based compensation awards	(8,210)	(40,715)
Borrowings and repayments on lines of credit, net	6,750,048	5,274,959
Borrowings of long-term debt	266,734	150,768
Debt issuance costs	(128,879)	(103,261)
Repayments of long-term debt	(457,929)	(452,544)
Net cash provided by financing activities	6,421,764	4,831,688
EFFECT OF EXCHANGE RATE CHANGES ON CASH	213,839	(527,769)
NET DECREASE IN CASH & CASH EQUIVALENTS	(832,108)	(1,633,210)
CASH AND CASH EQUIVALENTS, beginning of the period	2,056,508	3,527,937
CASH AND CASH EQUIVALENTS, end of period	$1,224,400	$1,894,727

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

In August 2019, S&W Australia, a wholly owned subsidiary of S&W Seed Company, licensed certain wheat germplasm varieties and acquired certain equipment from affiliates of Corteva Agriscience, Inc., or Corteva. In the transaction, S&W Australia paid a one-time license fee of $2.3 million and an equipment purchase price of $0.3 million. The license has an initial term of 15 years.

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

Because the Company is its primary beneficiary, SeedVision's and Sorghum Solutions South Africa’s financial results are included in these financial statements. The Company recorded a combined $0.4 million of current assets (restricted) and $27,762 of current liabilities (nonrecourse) for these entities in our consolidated balance sheet as of September 30, 2022.

The Company recorded a combined $0.5 million of current assets (restricted) and $31,307 of current liabilities (nonrecourse) for these entities in its consolidated balance sheet as of June 30, 2022.

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report, as filed with the SEC.

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

Certain adverse geopolitical and macroeconomic events, such as the continued impact of COVID-19, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared.

However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. One customer accounted for 16% of its revenue for the three months ended September 30, 2022 and no single customer accounted for more than 10% of its revenue for the three months ended September 30, 2021.

No customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2022 and September 30, 2022.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 79% and 76% of revenue during the three months ended September 30, 2022 and 2021, respectively. The net book value of fixed assets located outside the United States was 21% and 22% of total fixed assets at September 30, 2022 and June 30, 2022, respectively. Cash balances located outside of the United States may not be insured and totaled $195,158 and $811,551 at September 30, 2022 and June 30, 2022, respectively.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2022		2021
Saudi Arabia	$5,172,286	26%	$3,467,210	22%
United States	4,260,754	21%	3,665,328	24%
Libya	2,998,047	15%	1,044,000	7%
Australia	2,557,732	13%	3,434,005	22%
Pakistan	821,620	4%	164,055	1%
Sudan	802,044	4%	819,618	5%
Algeria	754,680	4%	—	—
Mexico	731,100	4%	228,420	2%
China	468,500	2%	473,125	3%
Argentina	362,978	2%	350,839	2%
Other	936,124	5%	1,885,082	12%
Total revenue	$19,865,865	100%	$15,531,682	100%

Liquidity and Capital Resources

The Company is monitoring the impact of adverse geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, on its business, including its results of operations and financial condition.

The Company’s sales efforts historically involved significant in-person interaction with potential customers and distributors. Throughout the COVID-19 pandemic, many national, state and local governments in its target markets implemented various stay-at-home, shelter-in-place and other quarantine measures. As a result, the Company shifted its sales activities to video conferencing and similar customer interaction models and continues to evaluate its sales approach, but the Company found these alternative approaches to generally be less effective than in-person sales efforts. In particular, regular in-person customer interactions did not resume until February 2022 in some locations where the Company operates. If ongoing measures to protect against COVID-19 are reinstated during the fiscal 2023 sales season, the Company may experience similar negative impacts that it experienced during the fiscal 2021 and 2022 sales seasons.

Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, the Company’s business, including its ability to deliver seed and timely receive payment from customers, and access to capital may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

During the year ended June 30, 2022 and the three months ended September 30, 2022, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs, which the Company attributes to the COVID-19 pandemic and the general disruptions from the ongoing conflict between Ukraine and Russia and related sanctions. The Company expects these logistical challenges to persist throughout fiscal 2023, which may, among other things, delay or reduce its ability to recognize revenue within a particular fiscal period and harm its results of operations.

Given the level of uncertainty regarding the duration and broader impact of these adverse geopolitical and macroeconomic events, the Company is unable to fully assess the extent of their impact on the Company’s operations.

For the three months ended September 30, 2022, we reported a net loss of $4.5 million and net cash used in operations of $7.3 million. At September 30, 2022, we had cash on hand of $1.2 million.

The Company’s Loan and Security Agreement, dated December 26, 2019, or the CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and the secured promissory note, or Rooster Note, that it executed in favor of Conterra Agriculture Capital, LLC, or Conterra, and subsequently endorsed to Rooster Capital, LLC, or Rooster, which matures on December 23, 2022, and its debt facilities with National Australia Bank, or NAB, contain various operating and financial covenants (See Note 7). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain covenants in the CIBC Loan Agreement and the Rooster Note as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022 and June 30, 2022, and was required to obtain waivers and/or amendments from CIBC and Rooster. In particular, the CIBC Loan Agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1,000,000, and the NAB Finance Agreement (as defined below) includes an undertaking that requires the Company to maintain a net related entity position of not more than AUD $25,000,000. Accordingly, the Company’s ability to comply with this undertaking is subject to fluctuations in foreign currency conversion rates, which are outside of the Company’s control. Due to recent fluctuations in foreign currency conversion rates, the Company is currently not in compliance with this undertaking. Although the Company is currently in discussions with NAB to revise how compliance with this undertaking is measured, there can be no assurances that the Company will be able to secure an amendment to the NAB Finance Agreement or regain compliance with this undertaking. The Company is actively pursuing refinancing of the CIBC Loan Agreement and the Rooster Note. There can be no assurance the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets. The Company is also exploring strategic alternatives for underutilized assets, including plans to enter the camelina market as a seed and technology provider. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the consolidated statement of operations, and included approximately $1.0 million benefit to cost of revenues and $0.2 million foreign currency loss to other (income) expense for the three months ended September 30, 2022.

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

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $80,743 and $233,927 at September 30, 2022 and June 30, 2022, respectively.

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

Components of inventory are as follows:

	As of September 30, 2022	As of June 30, 2022
Raw materials and supplies	$3,138,774	$2,645,764
Work in progress	8,345,528	6,677,980
Finished goods	38,346,894	45,192,150
Inventories, net	$49,831,196	$54,515,894

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

The Company performed a quantitative assessment of goodwill at June 30, 2022 on its one reporting unit and determined that goodwill was fully impaired. See Note 5 for further information.

Investment in Bioceres S.A.

The Company owns less than 1% of Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina. The carrying value of the investment is $0.4 million at September 30, 2022 and $0.4 million at June 30, 2022, and the investment is included in Other Assets on the Company’s consolidated balance sheet.

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

During the third quarter of fiscal year 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $988,504, which included a gain on the sale of marketable securities of $68,967.

No adjustments for impairment were made for the three months ended September 30, 2022 or September 30, 2021.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2022 and September 30, 2021 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company’s Series B Preferred Stock (as defined below) and the Warrant (as defined below) are participating securities because holders of such equity have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders. During the three months ended September 30, 2022, there were $88,223 in accrued dividends subtracted from net income attributable to common shareholders; there were no undistributed earnings to allocate to the participating securities. Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation. During the three months ended September 30, 2022, $25,838 was accreted to the redemption value of the Series B Preferred Stock and subtracted from net income attributable to common shareholders.

The calculation of Basic and Diluted EPS is shown in the table below.

	Three Months Ended September 30,
	2022	2021
Numerator:
Net loss attributable to S&W Seed Company	$(4,508,941)	$(6,399,975)
Dividends accrued for participating securities and accretion	(114,061)	—
Numerator for basic and diluted EPS	$(4,623,002)	$(6,399,975)
Denominator:
Denominator for basic EPS - weighted average shares	42,604,020	36,773,864
Effect of dilutive securities:
Employee stock options	—	—
Employee restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	42,604,020	36,773,864
Basic EPS	$(0.11)	$(0.17)
Diluted EPS	$(0.11)	$(0.17)

The effects of employee stock options and restricted stock units are excluded because they would be anti-dilutive due to the Company’s net loss for the three months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 5 for impairment discussion.

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

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$1,421,980	$—
Contingent consideration obligations	—	—	—
Total	$—	$1,421,980	$—

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$996,106	$—
Contingent consideration obligations	—	—	—
Total	$—	$996,106	$—

New Accounting Pronouncements

Accounting pronouncements not yet adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and other receivables. In addition, the FASB subsequently issued several amendments to this standard. All of these standards are effective for the Company on July 1, 2023 and require adoption using a modified retrospective approach. The Company does not expect application of these standards to have a significant impact on its results of operations or financial position.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the three months ended September 30, 2022. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities as of September 30, 2022 are as follows:

Leases	Balance Sheet Classification:
Assets:
Right of use assets - operating leases	Other assets	$4,014,379

Right of use assets - finance leases	Other assets	$2,021,839
Accumulated amortization - finance leases	Other assets	(1,244,915)
Right of use assets - finance leases, net	Other assets	$776,924
Total lease assets		$4,791,303

Liabilities:
Current portion of long-term debt, net	Current portion of long-term debt, net	$754,818
Current lease liabilities	Accrued expenses and other current liabilities	1,233,912
Long-term debt, net, less current portion	Long-term debt, net, less current portion	313,605
Long-term lease liabilities	Other non-current liabilities	3,019,216
Total lease liabilities		$5,321,551

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Three Months Ended September 30, 2022
Operating lease cost	Cost of revenue	$183,860
Operating lease cost	Selling, general and administrative expenses	55,334
Operating lease cost	Research and development expenses	136,197
Finance lease cost	Depreciation and amortization and interest expense	156,335
Total lease costs		$531,726

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
2023	$1,055,368	$662,269
2024	1,293,732	320,703
2025	923,092	97,299
2026	756,049	36,804
2027	477,765	—
After 2027	122,223	—
Total lease payments	4,628,229	1,117,075
Less: Interest	(375,101)	(48,652)
Present value of lease liabilities	$4,253,128	$1,068,423

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of September 30, 2022:

Operating lease remaining lease term	3.8 years
Operating lease discount rate	4.24%
Finance lease remaining lease term	1.3 years
Finance lease discount rate	5.51%
Cash paid for operating leases	$349,947
Cash paid for finance leases	306,812

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue from 1) the sale of seed, 2) milling and packaging services and 3) product licensing agreements.

The following table disaggregates the Company’s revenue by type of contract:

	Three Months Ended September 30,
	2022	2021
Other product sales	$19,837,787	$14,905,402
Services	28,078	626,280
Total revenue	$19,865,865	$15,531,682

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

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2022, the Company recognized a gain on amounts previously written off to bad debt expense of $155,421.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three months ended September 30, 2022, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022. During the three months ended September 30, 2021, the Company recognized $0.2 million of revenue that was included in the deferred balance as of June 30, 2021.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

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

The following table summarizes the activity of goodwill for the three months ended September 30, 2022 and the year ended June 30, 2022, respectively.

	Balance at July 1, 2022	Additions	Impairment	Currency Translation Adjustment	Balance at September 30, 2022
Goodwill	$—	$—	$—	$—	$—

	Balance at July 1, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2022
Goodwill	$1,651,634	$—	$(1,548,324)	$(103,310)	$—

For the year ended June 30, 2022, the Company determined there was no impairment on its intangible assets.

Intangible assets consist of the following:

	Balance at July 1, 2022	Additions	Amortization	Currency Translation Adjustment	Balance at September 30, 2022
Trade name	$1,084,791	$—	$(49,481)	$(11,783)	$1,023,527
Customer relationships	5,499,815	—	(89,285)	(269,916)	5,140,614
Non-compete	—	—	—	—	—
GI customer list	42,983	—	(1,791)	—	41,192
Supply agreement	775,241	—	(18,908)	—	756,333
Grower relationships	1,331,581	—	(26,352)	—	1,305,229
Intellectual property	23,035,925	—	(346,704)	—	22,689,221
License agreement	1,986,598	—	(40,531)	(112,436)	1,833,631
Internal use software	338,893	—	(16,944)	—	321,949
	$34,095,827	$—	$(589,996)	$(394,135)	$33,111,696

	Balance at July 1, 2021	Additions	Amortization	Currency Translation Adjustment	Balance at June 30, 2022
Trade name	$1,310,489	$—	$(203,009)	$(22,689)	$1,084,791
Customer relationships	6,302,591	—	(373,393)	(429,383)	5,499,815
Non-compete	5,058	—	(5,058)	—	—
GI customer list	50,146	—	(7,163)	—	42,983
Supply agreement	850,874	—	(75,633)	—	775,241
Grower relationships	1,436,988	—	(105,407)	—	1,331,581
Intellectual property	24,427,857	—	(1,391,932)	—	23,035,925
In process research and development	—	—	—	—	—
License agreement	2,340,269	—	(172,004)	(181,667)	1,986,598
Internal use software	406,670	—	(67,777)	—	338,893
	$37,130,942	$—	$(2,401,376)	$(633,739)	$34,095,827

Amortization expense totaled $589,996 and $604,489 for the three months ended September 30, 2022 and 2021, respectively.

Estimated aggregate remaining amortization is as follows:

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$1,856,468	$2,298,113	$2,267,090	$2,181,123	$2,130,239	$22,378,663

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of September 30, 2022	As of June 30, 2022
Land and improvements	$2,243,972	$2,265,087
Buildings and improvements	8,065,798	8,119,960
Machinery and equipment	14,931,729	14,972,462
Vehicles	1,073,704	1,085,342
Leasehold improvements	552,810	552,810
Construction in progress	39,473	110,107
Total property, plant and equipment	26,907,486	27,105,768
Less: accumulated depreciation	(10,703,052)	(10,234,099)
Property, plant and equipment, net	$16,204,434	$16,871,669

Depreciation expense totaled $606,748 and $570,510 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 7 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	As of September 30, 2022	As of June 30, 2022
Current portion of working capital lines of credit
CIBC	$15,778,748	$12,804,611
National Australia Bank Limited	24,016,700	338,314
National Australia Bank Limited Overdraft Facility	313,687	—
Debt issuance costs	(310,759)	(464,028)
Total current portion of working capital lines of credit, net	39,798,376	12,678,897
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	—	21,703,286
Total long-term portion of working capital lines of credit	—	21,703,286
Total working capital lines of credit, net	$39,798,376	$34,382,183
Current portion of long-term debt
Finance leases	$754,818	$804,309
Debt issuance costs	(1,079)	(1,828)
Term Loan - National Australia Bank Limited	324,550	344,400
Machinery & equipment loans - National Australia Bank Limited	273,874	246,547
Machinery & equipment loans - Hyster	11,278	11,834
Vehicle loans - Ford Credit	40,341	40,341
Secured real estate note - Rooster	6,726,376	6,905,995
Debt issuance costs	(21,545)	(34,815)
Total current portion, net	8,108,613	8,316,783
Long-term debt, less current portion
Finance leases	313,605	500,723
Debt issuance costs	—	(21)
Term loan - National Australia Bank Limited	2,271,850	2,410,800
Machinery & equipment loans - National Australia Bank Limited	1,080,841	963,733
Machinery & equipment loans - Hyster	24,200	28,722
Vehicle loans - Ford Credit	77,343	88,583
Total long-term portion, net	3,767,839	3,992,540
Total debt, net	$11,876,452	$12,309,323

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. The CIBC Loan Agreement was subsequently amended on September 22, 2020, December 30, 2020, May 13, 2021, September 27, 2021, May 13, 2022, September 22, 2022 and October 28, 2022. As amended, the CIBC Loan Agreement provides for a total revolving loan commitment of $21.0 million. The following is a summary of certain terms of the CIBC Loan Agreement and the CIBC Credit Facility:

•
Advances under the CIBC Credit Facility are to be used: (i) to finance the Company’s ongoing working capital requirements; and (ii) for general corporate purposes. The Company may also use a portion of borrowings incurred under the CIBC Credit Facility to finance permitted acquisitions and related costs.
•
All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
•
The CIBC Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit of $12,000,000, in each case, subject to lender reserves.
•
Loans are based on a base rate plus 2.0% per annum. In the event of a default, at the option of CIBC, the interest rate on all obligations owing will increase by 2% per annum over the rate otherwise applicable.
•
The CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of the Borrowers’ (as defined in the CIBC Loan Agreement) assets (subject to certain exceptions), including intellectual property.
•
The CIBC Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate the Company’s outstanding obligations under the CIBC Credit Facility, all as set forth in the CIBC Loan Agreement and related documents. The CIBC Credit Facility also contains customary affirmative and negative covenants and events of default.

The October 28, 2022 amendment to the CIBC Loan Agreement, among other things, increased (i) the total revolving loan commitment to $21.0 million from $18.0 million; and (ii) the borrowing base eligible inventory sublimit to $12.0 million from $9.0 million. As of September 30, 2022, the Company was in compliance with all covenants contained in the CIBC Loan Agreement.

As of September 30, 2022, there was approximately $2.2 million of unused availability under the CIBC Credit Facility.

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued the Rooster Note to Conterra (which was subsequently endorsed to Rooster) in the principal amount of $10.4 million, which bears interest at 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production facilities and its Nampa, Idaho research facilities. In January 2021, the Company completed the sale of its Five Points facility which resulted in the Company making a one-time principal pay-down of $1,706,845 on the secured real estate note. The final semi-annual principal and interest payment of $454,185 was made on July 1, 2022. On September 22, 2022, the Company entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022. The Company is required to make a one-time final payment of approximately $6,969,668 on December 23, 2022. The Company was not in compliance with the total debt coverage ratio as of June 30, 2022; Rooster provided a waiver.

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

Australian Facilities

S&W Australia has debt facilities with NAB, pursuant to an amended and restated finance agreement, entered into on October 24, 2022, as amended on October 25, 2022, or the NAB Finance Agreement, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $9,736,500 as of September 30, 2022). As of September 30, 2022, approximately AUD $1.4 million (USD $0.9 million) remained available for use under the NAB Finance Agreement.

Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32,000,000 (USD $20,771,200 as of September 30, 2022) to AUD $40,000,000 (USD $25,964,000 as of September 30, 2022), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1,000,000 (USD $649,100 as of September 30, 2022) to AUD $2,000,000 (USD $1,298,200 as of September 30, 2022), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

The consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49,000,000 (USD $31,805,900 as of September 30, 2022) of credit, and include the following:

•
S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft facility having a credit limit of AUD $2,000,000 (USD $1,298,200 as of September 30, 2022) and (ii) a borrowing base line having a credit limit of AUD $40,000,000 (USD $25,964,000 as of September 30, 2022). As of September 30, 2022, the borrowing base line accrued interest on Australian dollar drawings at approximately 6.43% per annum calculated daily. The borrowing base line permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2022, the borrowing base line accrued interest at approximately 7.22% per annum calculated daily. As of September 30, 2022, AUD $37,483,264 (USD $24,330,387) was outstanding under S&W Australia’s seasonal credit facility with NAB, which is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.
•
S&W Australia has a flexible term rate loan, in the amount of AUD $4,000,000 (USD $2,596,400 as of September 30, 2022). Required annual principal payments of AUD $500,000 (USD $324,550 as of September 30, 2022) on the term loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on May 31, 2026. Monthly interest amounts outstanding under the term loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The term loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.
•
S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 6.61%. The credit limit under the facility is AUD $3,000,000 (USD $1,947,300 as of September 30, 2022). As of September 30, 2022, AUD $2,087,067 (USD $1,354,715) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under the debt facilities under its loan agreement with NAB as of September 30, 2022. Pursuant to the NAB Finance Agreement in effect after September 30, 2022, the Company must comply with an undertaking that requires the Company to maintain a net related entity position of not more than AUD $25,000,000. Accordingly, the Company’s ability to comply with this undertaking is subject to fluctuations in foreign currency conversion rates, which are outside of the Company’s control. Due to recent fluctuations in foreign currency conversion rates, the Company is currently not in compliance with this undertaking. Although the Company is currently in discussions with NAB to revise how compliance with this undertaking is measured, there can be no assurances that the Company will be able to secure an amendment to the NAB Finance Agreement or regain compliance with this undertaking.

MFP Loan Agreement

On September 22, 2022, the Company’s largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit, issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9,000,000, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement. The MFP Letter of Credit matures on January 23, 2023, one month after the maturity date of the CIBC Loan Agreement. On October 28, 2022 MFP amended the MFP Letter of Credit to increase the face amount from $9,000,000 to $12,000,000, in order to provide collateral to support the Company's obligations under the CIBC Loan Agreement.

Concurrently, on September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement initially provided for up to $9,000,000 of term loan advances. On October 28, 2022, the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to the Company under the MFP Loan Agreement from $9,000,000 to $12,000,000. As of September 30, 2022, no amounts were outstanding under the MFP Loan Agreement.

The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, the Company will pay to MFP a cash fee through the maturity date of the MFP Letter of Credit equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, half of which will be payable in cash on the last day of each fiscal quarter and half of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash.

The MFP Loan Agreement includes customary affirmative and negative covenants and events of default. The MFP Loan Agreement is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

On September 22, 2022, in connection with the Company's entry into the MFP Loan Agreement, the Company issued to MFP a warrant, or the MFP Warrant, to purchase 500,000 shares of the Company’s Common Stock, at an exercise price of $1.60 per share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions). The MFP Warrant will expire five years from the date of issuance. The $146,474 fair value of the warrant was determined using the Black-Scholes-Merton model and recorded in the consolidated statements of stockholders’ equity. The fair value of the MFP Warrant will be recognized as a component of interest expense over the term of the MFP Loan Agreement.

The annual maturities of short-term and long-term debt are as follows:

Fiscal Year	Amount
2023	$7,949,167
2024	986,564
2025	683,719
2026	1,941,163
2027	156,501
Thereafter	181,962
Total	$11,899,076

NOTE 8 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $17,149,868 at September 30, 2022, with maturities ranging from October 2022 to June 2023.

The Company records an asset or liability on the consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $1,421,980 at September 30, 2022 and foreign currency contract liabilities totaled $996,106 at June 30, 2022. The Company recorded a loss on foreign exchange contracts of $503,985 and a loss on foreign exchange contracts of $238,803, for the three months ended September 30, 2022 and 2021, respectively, which are reflected in cost of revenue.

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

NOTE 10 – EQUITY

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

On September 27, 2021, the Company entered into an amendment to the ATM Agreement, under which the aggregate offering price was increased from $14.0 million to $17.1 million. For the three months ended September 30, 2021, the Company received gross proceeds of approximately $2,586 from the sale of 848 shares of its common stock pursuant to the ATM Agreement. No sales were made pursuant to the ATM Agreement during the three months ended September 30, 2022.

On May 17, 2022, the Company amended the ATM Agreement to increase the aggregate offering price to $24.6 million. As of September 30, 2022, the Company had $6.3 million remaining under the ATM Agreement.

On October 14, 2021, the Company entered into a Securities Purchase Agreement with MFP Partners, L.P., or MFP, the Company’s largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, the Company’s Chief Executive Officer and a member of its board of directors, Alan D. Willits, a member of its board of directors, and Charles B. Seidler and Robert Straus, each then a member of its board of directors, pursuant to which the Company sold and issued an aggregate of 1,847,343 shares of its common stock at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million. Alexander C. Matina, a member of the Company’s board of directors, is Vice President of Investments of the general partner of MFP.

NOTE 11 - EQUITY-BASED COMPENSATION

Equity Incentive Plans

In October 2009 and January 2010, the Company's board of directors and stockholders, respectively, approved the 2009 Equity Incentive Plan, or as amended and/or restated from time to time, the 2009 Plan. The 2009 Plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Company's board of directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the 2009 Plan to 1,250,000 shares. In September 2013 and December 2013, the Company's board of directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 1,700,000 shares. In September 2015 and December 2015, the Company's board of directors and stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 2,450,000 shares.

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

Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below:

	As of September 30, 2022	As of September 30, 2021
Risk free rate	N/A	N/A
Dividend yield	N/A	N/A
Volatility	N/A	N/A
Average forfeiture assumptions	N/A	N/A

During the three months ended September 30, 2022 and 2021, the Company did not grant options to its directors, certain members of the executive management team and other employees.

A summary of stock option activity for the three months ended September 30, 2022 and the year ended June 30, 2022 is presented below:

	Number Outstanding	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	3,776,568	$2.65	8.0	$3,962,766
Granted	994,725	2.63
Exercised	(38,774)	2.33
Canceled/forfeited/expired	(95,419)	2.82
Outstanding at June 30, 2022	4,637,100	2.64	6.6	—
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(125,307)	2.62
Outstanding at September 30, 2022	4,511,793	2.64	5.8	—

Options vested and exercisable at September 30, 2022	3,527,758	$2.68	5.1	$—
Options vested and expected to vest as of September 30, 2022	4,507,581	2.64	5.8	—

There were no options granted for the three months ended September 30, 2022. At September 30, 2022, the Company had $796,441 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan and 2019 Plan, which will be recognized over the weighted average remaining service period of 1.72 years. The Company settles employee stock option exercises with newly issued shares of common stock.

There were no restricted stock units granted during the three months ended September 30, 2022 and 2021.

The Company recorded $173,994 and $171,524 of stock-based compensation expense associated with grants of restricted stock units during the three months ended September 30, 2022 and 2021, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2021	361,570	$2.51	1.3
Granted	304,421	2.78	2.4
Vested	(391,036)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at June 30, 2022	267,919	2.66	1.2
Granted	—	—	—
Vested	(30,332)	2.44	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at September 30, 2022	228,837	2.70	1.2

At September 30, 2022, the Company had $251,317 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.19 years.

At September 30, 2022, there were 2,691,979 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2022 and 2021, totaled $456,112 and $394,312, respectively.

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

On February 18, 2022, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with MFP, pursuant to which the Company sold and issued to MFP, in a private placement, 1,695 shares of its Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, and an accompanying warrant, or the Warrant, to purchase up to 559,350 shares of the Company’s Common Stock at a combined unit price of $2,950 per share, or the Stated Value, for aggregate gross proceeds of approximately $5.0 million.

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

Since the holder has the option to redeem their shares of Series B Preferred Stock at any time after August 18, 2025, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity, net of the relative fair value assigned to the warrant of $361,729 recorded in the unaudited consolidated statement of stockholders’ equity as of September 30, 2022. Over the initial 42-month term the $4,638,521 relative fair value of the Series B Preferred Stock will be accreted to its redemption value of $5,000,250. Dividends will be accrued and recognized through retained earnings.

The following summarizes changes to our Series B Preferred Stock:

Balance at June 30, 2021	$—
Issuance of preferred stock	4,638,521
Dividends accrued	127,541
Accretion of discount for warrants	38,757
Balance at June 30, 2022	4,804,819
Issuance of preferred stock	—
Dividends accrued	88,223
Accretion of discount for warrants	25,838
Balance at September 30, 2022	$4,918,880

NOTE 13 – SUBSEQUENT EVENTS

On October 24, 2022, S&W Australia and NAB entered into an amended and restated finance agreement, pursuant to which, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32,000,000 (USD $20,771,200 as of September 30, 2022) to AUD $40,000,000 (USD $25,964,000 as of September 30, 2022), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1,000,000 (USD $649,100 as of September 30, 2022) to AUD $2,000,000 (USD $1,298,200 as of September 30, 2022), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

The NAB Finance Agreement, inclusive of the October 25, 2022 amendment, includes an undertaking that requires the Company to maintain a net related entity position of not more than AUD $25,000,000. Accordingly, the Company’s ability to comply with this undertaking is subject to fluctuations in foreign currency conversion rates, which are outside of the Company’s control. Due to recent fluctuations in foreign currency conversion rates, the Company is currently not in compliance with this undertaking. Although the Company is currently in discussions with NAB to revise how compliance with this undertaking is measured, there can be no assurances that the Company will be able to secure an amendment to the NAB Finance Agreement or regain compliance with this undertaking.

On October 28, 2022, the Company amended the CIBC Loan Agreement, which increased (i) the total revolving loan commitment provided under the CIBC Loan Agreement from $18,000,000 to $21,000,000 and (ii) the borrowing base eligible inventory sublimit from $9,000,000 to $12,000,000.

On October 28, 2022, MFP amended the MFP Letter of Credit to increase the face amount from $9,000,000 to $12,000,000, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement.

Concurrently, on October 28, 2022, the Company amended the MFP Loan Agreement to increase the maximum amount of term loan advances available to the Company from $9,000,000 to $12,000,000. On October 28, 2022, in connection with the amendment to the MFP Loan Agreement, the Company issued to MFP a warrant, or the Additional MFP Warrant, to purchase 166,700 shares of the Company’s Common Stock, at an exercise price of $1.60 per share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions). The Additional MFP Warrant will expire five years from the date of issuance.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, is Vice President and Portfolio Manager of MFP Investors LLC, the general partner of MFP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, particularly in Part I, Item 1A., “Risk Factors.”

Executive Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa seed and sorghum seed. We also have a commercial market presence in sunflower, wheat and pasture seed and maintain an active stevia development program.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 500 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during fiscal 2023.

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
•
Our 2020 collaboration with ADAMA Ltd., or ADAMA, a subsidiary of China National Chemical Engineering Co Ltd., or ChemChina, to bring to the U.S. sorghum market the Double Team™ grassy weed management system, consisting of ADAMA’s proprietary herbicides and our non-GMO, herbicide tolerant sorghum hybrids; and

•
Our 2020 licensing agreement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, IN, to develop and commercialize worldwide a non-GMO, dhurrin-free trait in sorghum species, which essentially eliminates potential livestock death from hydrogen cyanide poisoning when grazing sorghum.

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

Strategic Review

We recently undertook a strategic review of our operations and future growth opportunities to determine areas we believe are key centers of value, including our sorghum technology operations (led by Double Team™, our non-GMO herbicide tolerant sorghum solution), international forage operations, U.S. forage operations and our specialty crops.

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

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and related sanctions, uncertain market conditions, including higher inflation and supply chain disruptions, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic continues to rapidly evolve and may cause further disruptions in the various markets in which we operate.

The COVID-19 pandemic has negatively impacted our operations and financial results. Beginning in 2021 and continuing into 2022, ongoing strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. We continue to work closely with our business units, third party contractors and suppliers and other external business partners to minimize the potential impact on our business.

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

Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, although we have not been materially impacted to date, our business, including our ability to deliver seed and timely receive payment from customers, and access to capital could become adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels, or concerns about our ability to timely fulfill their orders. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, including as a result of the COVID-19 pandemic or other adverse geopolitical and macroeconomic events, this will adversely affect our product revenue.

During the year ended June 30, 2022 and the three months ended September 30, 2022, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall rising costs of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2023, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

The ultimate impact that COVID-19 and other adverse geopolitical and macroeconomic events will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic and any broad-based supply chain disruptions, labor shortages, rising levels of inflation and interest rates, tightening of credit markets or other developments resulting from the pandemic or recent geopolitical and macroeconomic events, as well as the economic recovery and actions taken in response to local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and consolidated financial statements.

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

The mix of our product offerings will continue to change over time with the introduction of new seed varieties and hybrids resulting from our robust research and development efforts, including our potential expansion of novel, non-GMO product lines, potential entry into gene-edited product markets, potential entry into specialty crop markets, including stevia and biofuels, and potential additional strategic transactions.

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries, including, among other things, the COVID-19 pandemic, the conflict between Russia and Ukraine, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, including the COVID-19 pandemic, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of the current geopolitical and macroeconomic conditions.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2022 was $19.9 million compared to $15.5 million for the three months ended September 30, 2021, representing an increase of $4.4 million or 27.9%. The $4.4 million increase in revenue for the three months ended September 30, 2022 was primarily due to the increase in product revenue from alfalfa sales to the Middle East North Africa, or MENA, region of $5.0 million, a $1.5 million increase in alfalfa and sorghum sales to North America, partially offset by a decrease of $0.9 million in product revenue from pasture product sales to Australia, a decrease of $0.7 million of service revenue in the United States and a decrease in product revenue from pasture and alfalfa sales to South Africa of $0.3 million.

Sales into international markets represented 79% and 76% of our total revenue during the three months ended September 30, 2022 and 2021, respectively. Domestic revenue accounted for 21% and 24% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. The decrease in domestic revenue as a percentage of total revenue is primarily attributable to the increase in alfalfa sales to the MENA region. In addition, wet conditions in Australia have led to a slow start in our domestic business.

The following table shows revenue from external sources by destination country:

	Three Months Ended September 30,
	2022		2021
Saudi Arabia	$5,172,286	26%	$3,467,210	22%
United States	4,260,754	21%	3,665,328	24%
Libya	2,998,047	15%	1,044,000	7%
Australia	2,557,732	13%	3,434,005	22%
Pakistan	821,620	4%	164,055	1%
Sudan	802,044	4%	819,618	5%
Algeria	754,680	4%	—	—
Mexico	731,100	4%	228,420	2%
China	468,500	2%	473,125	3%
Argentina	362,978	2%	350,839	2%
Other	936,124	5%	1,885,082	12%
Total revenue	$19,865,865	100%	$15,531,682	100%

Cost of revenue of $15.4 million for the three months ended September 30, 2022 was equal to 77.3% of total revenue for the three months ended September 30, 2022, while the cost of revenue of $12.4 million for the three months ended September 30, 2021 was equal to 79.9% of total revenue for the three months ended September 30, 2021. Cost of revenue for the three months ended September 30, 2022 and 2021 included inventory write-downs of $0.5 million and $0.3 million, respectively. The write-down of inventory during the three months ended September 30, 2022 and 2021 related to certain inventory lots that deteriorated in quality and germination rates during the quarter. The write-down of inventory during the three months ended September 30, 2022 also related to amounts reserved for an estimated amount that is expected to deteriorate in quality and germination before being saleable.

Gross profit margin for the three months ended September 30, 2022 was 22.7% compared to 20.1% for the three months ended September 30, 2021. The increase in gross margin for the three months ended September 30, 2022, was primarily driven by higher margins on Alfalfa sales in the MENA region, partially offset by a decrease in margins from conventional grain sorghum sales and inventory write-downs, as discussed above.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A, expense for the three months ended September 30, 2022 totaled $5.1 million compared to $5.6 million for the three months ended September 30, 2021. The $0.5 million decrease in SG&A expense compared to the prior year-period was primarily due to a $0.3 million decrease in salaries and wages, a $0.3 million decrease in bad debt expense and a $0.2 million decrease in advertising and marketing expenses, offset by $0.1 million incurred for contract labor changes, $0.1 million in stock-based compensation expense, and $0.1 million in travel related expenses. As a percentage of revenue, SG&A expenses were 25.5% for the three months ended September 30, 2022, compared to 36.0% for the three months ended September 30, 2021.

Research and Development Expenses

Research and development expense for the three months ended September 30, 2022 totaled $1.5 million compared to $2.0 million for the three months ended September 30, 2021. The $0.5 million decrease in research and development expense compared to the prior year-period was primarily driven by a $0.2 million reduction of investment in our sunflower programs in Hungary, a $0.2 million reduction in salaries and wages, and a $0.1 million reduction in Unites States field trials. We expect that research and development costs will total approximately $5.4 million for the year ended June 30, 2023.

Depreciation and Amortization

Depreciation and amortization expense for each of the three months ended September 30, 2022 and 2021 was $1.3 million. For each of the three months ended September 30, 2022 and 2021, depreciation and amortization expense consisted of $0.6 million of depreciation expense of fixed assets, $0.6 million of amortization expense of intangible assets and $0.1 million of amortization expense of finance leases.

Gain on Disposal of Property, Plant and Equipment

Gain on disposal of property, plant and equipment for the three months ended September 30, 2022 was $3,660 compared to $18,067 for the three months ended September 30, 2021.

Foreign Currency Loss

Foreign currency loss for the three months ended September 30, 2022 and 2021 was $0.2 million. Foreign currency losses and gains are primarily associated with S&W Australia and S&W Hungary, our wholly-owned subsidiaries.

Change in Contingent Consideration Obligation

The change in contingent consideration obligation for the three months ended September 30, 2022 was $0 compared to a $0.1 million benefit for the three months ended September 30, 2021. Contingent consideration obligation is considered a level 3 fair value financial instrument and is measured at each reporting period. The $0.1 million decrease in benefit to non-cash change in contingent consideration compared to the prior year-period was driven by the decrease in the estimated fair value of the contingent consideration obligation associated with our acquisition of Pasture Genetics in February 2020.

Interest Expense - Amortization of Debt Discount

Non-cash amortization of debt discount expense for the three months ended September 30, 2022 was $0.3 million compared to $0.2 million for the three months ended September 30, 2021. The expense in both periods represents the amortization of the debt issuance costs associated with our working capital facilities, our secured property note and our equipment capital leases.

Interest Expense, Net

Interest expense for the three months ended September 30, 2022 totaled $0.7 million compared to $0.5 million for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2022 and 2021 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment capital leases. The $0.2 million increase in interest expense for the three months ended September 30, 2022 was primarily driven by increases in S&W Australia’s average borrowings on the working capital credit facilities and increased interest rates.

Income Tax Benefit

Income tax benefit totaled $0.1 million for the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021. Our effective tax rate was 2.2% for the three months ended September 30, 2022 compared to 2.5% for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was due to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to income tax expense related to our foreign operations and state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2022, we paid our North American growers approximately 50% of amounts due in the fall of 2021 and the balance was paid in the spring of 2022. This payment cycle to our growers was similar in fiscal year 2021, and we expect it to be similar for fiscal year 2023. S&W Australia and Pasture Genetics, our Australia-based wholly-owned subsidiaries, have production cycles that are counter-cyclical to North America; however, this also puts a greater demand on our working capital and working capital requirements during the second, third and fourth fiscal quarters based on timing of payments to growers in the second through fourth quarters.

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

Capital Resources and Material Cash Requirements

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

We believe our existing cash and cash equivalents, accounts receivable, cash flow from revenues derived from sales of our products, and the undrawn availability under our debt facilities will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, accounts receivable, cash flow from operations, the undrawn availability under our debt facilities and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional from, our existing debt facilities, and our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022.

The CIBC Loan Agreement (as defined below), with CIBC Bank USA, or CIBC, and the secured promissory note, or the Rooster Note, we executed in favor of Conterra in November 2017 and subsequently endorsed to Rooster Capital, LLC, or Rooster, which matures on December 23, 2022, and our debt facilities with National Australia Bank, or NAB, contain various operating and financial covenants. Adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or Rooster to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement and the Rooster Note as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022 and June 30, 2022, and were required to obtain waivers and/or amendments from CIBC and Rooster. In particular, the CIBC Loan Agreement as presently in effect requires us to maintain minimum liquidity of no less than $1,000,000 and the NAB Finance Agreement (as defined below) includes an undertaking that requires us to maintain a net related entity position of not more than AUD $25,000,000. Accordingly, our ability to comply with this undertaking is subject to fluctuations in foreign currency conversion rates, which are outside of our control. Due to recent fluctuations in foreign currency conversion rates, we are currently not in compliance with this undertaking. Although we are currently in discussions with NAB to revise how compliance with this undertaking is measured, there can be no assurances that we will be able to secure an amendment to the NAB Finance Agreement or regain compliance with this undertaking. We are actively pursuing refinancing of the CIBC Loan Agreement and the Rooster Note.

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
•
competition;
•
market developments; and
•
developments related to adverse geopolitical and macroeconomic events, including the COVID-19 pandemic, inflation and supply chain disruptions.

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, Rooster or our other lenders, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations. We are also exploring strategic alternatives for underutilized assets, including plans to enter the camelina market as a seed and technology provider.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Below is a summary of our material sources of capital in recent periods:

Debt Financings

Loan and Security Agreement with CIBC

On December 26, 2019, we entered into a Loan and Security Agreement with CIBC, or the CIBC Loan Agreement, which we amended on September 22, 2020, December 30, 2020, May 12, 2021, September 27, 2021, May 13, 2022, September 22, 2022 and October 28, 2022. As amended, the CIBC Loan Agreement provides for a $21.0 million credit facility, or the CIBC Credit Facility. As of September 30, 2022, approximately $2.2 million remained available for use under the CIBC Credit Facility.

The key terms of the CIBC Loan Agreement include the following:

•
Advances under the CIBC Credit Facility are to be used: (i) to finance our ongoing working capital requirements; and (ii) for general corporate purposes. We may also use a portion of borrowings incurred under the CIBC Credit Facility to finance permitted acquisitions and related costs.

•
All amounts due and owing, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be payable in full on December 23, 2022.
•
The CIBC Credit Facility generally establishes a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) a borrowing base eligible inventory sublimit of $12,000,000, as more fully set forth in the CIBC Loan Agreement, in each case, subject to lender reserves.
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
•
The CIBC Loan Agreement contains customary representations and warranties, affirmative and negative covenants and customary events of default that permit CIBC to accelerate our outstanding obligations under the CIBC Credit Facility, all as set forth in the CIBC Loan Agreement and related documents. The CIBC Credit Facility also contains customary affirmative and negative covenants and events of default.

The October 28, 2022 amendment to the CIBC Loan Agreement, among other things, increased (i) the total revolving loan commitment to $21,000,000 from $18,000,000 and (ii) the borrowing base eligible inventory sublimit to $12.0 million from $9.0 million. As of September 30, 2022, we were in compliance with all covenants contained in the CIBC Loan Agreement.

We cannot guarantee that we will be able to comply with our covenants in the CIBC Loan Agreement in the future, or secure additional waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the CIBC Loan Agreement, CIBC could declare an event of default or require us to further renegotiate the CIBC Loan Agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing.

We are actively engaging with potential lenders to refinance the CIBC Loan Agreement prior to its maturity on December 23, 2022. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the CIBC Loan Agreement. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from, CIBC, including on terms that may be significantly less favorable to us, before we are able to refinance the CIBC Loan Agreement, if ever. Any declaration by CIBC of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

Debt Facilities with National Australia Bank

S&W Australia has debt facilities with NAB, pursuant to an amended and restated finance agreement, entered into on October 24, 2022, as amended on October 25, 2022, or the NAB Finance Agreement, all of which are guaranteed by S&W Seed Company up to a maximum of AUD $15,000,000 (USD $9,736,500 as of September 30, 2022). As of September 30, 2022, approximately AUD $1.4 million (USD $0.9 million) remained available for use under the NAB Finance Agreement.

Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32,000,000 (USD $20,771,200 as of September 30, 2022) to AUD $40,000,000 (USD $25,964,000 as of September 30, 2022), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1,000,000 (USD $649,100 as of September 30, 2022) to AUD $2,000,000 (USD $1,298,200 as of September 30, 2022), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

The consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49,000,000 (USD $31,805,900 as of September 30, 2022) of credit, and include the following:

•
S&W Australia finances the purchase of most of its seed inventory from growers pursuant to a seasonal credit facility comprised of two facility lines: (i) an overdraft facility having a credit limit of AUD $2,000,000 (USD $1,298,200 as of September 30, 2022), and (ii) a borrowing base line having a credit limit of AUD $40,000,000 (USD $25,964,000 as of September 30, 2022). As of September 30, 2022, the borrowing base line accrued interest on Australian dollar drawings at approximately 6.43% per annum calculated daily. The overdraft facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2022, the overdraft facility accrued interest at approximately 7.22% per annum calculated daily. As of September 30, 2022, AUD $37,483,264 (USD $24,330,387) was outstanding under S&W Australia’s seasonal credit facility with NAB, which is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia.
•
S&W Australia has a flexible term rate loan in the amount of AUD $4,000,000 (USD $2,596,400 as of September 30, 2022). Required annual principal payments of AUD $500,000 (USD $324,550 as of September 30, 2022) on the Term Loan commenced on November 30, 2020, with the remainder of any unpaid balance becoming due on May 31, 2026. Monthly interest amounts outstanding under the term loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The term loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.
•
S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. The master asset finance facility has various maturity dates through 2029 and have interest rates ranging from 2.86% to 6.61%. The credit limit under the facility is AUD $3,000,000 (USD $1,947,300 as of September 30, 2022). As of September 30, 2022, AUD $2,087,067 (USD $1,354,715) was outstanding under S&W Australia’s master asset finance facility.

S&W Australia was in compliance with all debt covenants under its loan agreement with NAB in effect as of September 30, 2022. Pursuant to the NAB Finance Agreement, inclusive of the October 25, 2022 amendment, we must comply with an undertaking that requires us to maintain a net related entity position of not more than AUD $25,000,000. Accordingly, our ability to comply with this undertaking is subject to fluctuations in foreign currency conversion rates, which are outside of our control. Due to recent fluctuations in foreign currency conversion rates, we are currently not in compliance with this undertaking. Although we are currently in discussions with NAB to revise how compliance with this undertaking is measured, there can be no assurances that we will be able to secure an amendment to the NAB Finance Agreement or regain compliance with this undertaking.

Rooster Note

In November 2017, we entered into a secured note financing transaction with Conterra for $12.5 million in gross proceeds. Pursuant to this transaction, we issued a secured real estate note to Conterra in the principal amount of $10.4 million, which bears interest of 7.75% per annum and is secured by a first priority security interest in the property, plant and fixtures located at our Nampa, Idaho production facilities and our Nampa, Idaho research facilities, and was subsequently endorsed to Rooster Capital LLC, or Rooster. We may prepay the Rooster Note, in whole or in part, at any time. In January 2021, we completed the sale of our Five Points facility which resulted in us making a one-time principal pay-down of $1,706,845 on the Rooster Note. The final semi-annual principal and interest payment of $454,185 was made on July 1, 2022. On September 22, 2022, we entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022. We are required to make a one-time final payment of approximately $6,969,668 on December 23, 2022. We were not in compliance with our total debt coverage ratio as of June 30, 2022, but received a waiver from Rooster. We are actively engaging with Rooster and potential lenders to refinance the Rooster Note prior to the maturity date. However, we cannot assure you that we will succeed in securing such refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the Rooster Note. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from, Rooster, including on terms that may be significantly less favorable to us, before we are able to refinance the Rooster Note, if ever.

MFP Loan Agreement

On September 22, 2022, our largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit, issued by JPMorgan Chase Bank, N.A. for the account of MFP, with a face amount of $9,000,000, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support our obligations under the CIBC Loan Agreement. The MFP Letter of Credit matures on January 23, 2023, one month after the maturity date of the CIBC Loan Agreement. On October 28, 2022, MFP amended the MFP Letter of Credit to increase the face amount from $9,000,000 to $12,000,000, in order to provide collateral to support our obligations under the CIBC Loan Agreement.

Concurrently, on September 22, 2022, we entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to us. The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, we will pay to MFP a cash fee through the maturity date of the MFP Letter of Credit equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, half of which will be payable in cash on the last day of each fiscal quarter and half of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, we elect to pay such interest in cash. On October 28, 2022, the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to us under the MFP Loan Agreement from $9,000,000 to $12,000,000. As of September 30, 2022, no amounts were outstanding under the MFP Loan Agreement.

The MFP Loan Agreement includes customary affirmative and negative covenants and events of default. The MFP Loan Agreement is secured by substantially all of our assets and is subordinated to the Loan Agreement with CIBC. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Equity Issuances

On September 23, 2020 we entered into an At Market Issuance Sales Agreement, as amended on September 27, 2021, the ATM Agreement, with B. Riley Securities, Inc., or B. Riley, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $17.1 million through B. Riley as our sales agent. We have agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement.

For the year ended June 30, 2022, we received gross proceeds of approximately $7.4 million from the sale of 3,655,136 shares of our common stock pursuant to the ATM Agreement. No sales were made during the three months ended September 30, 2022. As of September 30, 2022, we had $6.3 million of availability remaining under the ATM Agreement.

On October 14, 2021, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 1,847,343 shares of our common stock, at a purchase price of $2.73 per share, for aggregate gross proceeds of approximately $5.0 million.

The Purchasers included MFP, our largest stockholder, Starlight 4, LLLP, an entity affiliated with Mark W. Wong, our Chief Executive Officer and a member of our board of directors, Alan D. Willits, a member of our board of directors, and Charles B. Seidler and Robert Straus, each then a member of our board of directors. Alexander C. Matina, a member of our board of directors, is Vice President and Portfolio Manager of MFP Investments LLC, the general partner of MFP.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities	$(7,319,995)	$(5,484,482)
Cash flows from investing activities	(147,716)	(452,647)
Cash flows from financing activities	6,421,764	4,831,688
Effect of exchange rate changes on cash	213,839	(527,769)
Net decrease in cash and cash equivalents	(832,108)	(1,633,210)
Cash and cash equivalents, beginning of period	2,056,508	3,527,937
Cash and cash equivalents, end of period	$1,224,400	$1,894,727

Operating Activities

For the three months ended September 30, 2022, operating activities used $7.3 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1.6 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $4.5 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by $1.3 million in unrealized foreign currency gains, an increase in accounts receivable of $9.0 million and increased pre-paid expenses of $0.2 million offset by a decrease in inventory of $3.1 million, an increase in accounts payable and accruals of $1.2 million and an increase of $0.4 million in deferred revenue from prepayments for our fiscal 2023 United States domestic business.

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

Investing Activities

Investing activities during the three months ended September 30, 2022 used $0.1 million in cash, which resulted from additions to property, plant and equipment for our United States and Australian facilities.

Investing activities during the three months ended September 30, 2021 used $0.5 million in cash, which resulted from additions to property, plant and equipment consisting primarily of machinery and equipment purchases for our Penfield and Keith facilities in Australia.

Financing Activities

Financing activities during the three months ended September 30, 2022 provided $6.4 million in cash, consisting of net borrowings on the working capital lines of credit and borrowings of long-term debt of $7.0 million, partially offset by net repayments of long-term debt of $0.5 million.

Financing activities during the three months ended September 30, 2021 provided $4.8 million in cash, consisting of net borrowings on the working capital lines of credit and borrowings of long-term debt of $5.4 million, partially offset by net repayments of long-term debt of $0.5 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended September 30, 2022, and we expect this to continue throughout the remainder of fiscal year 2023. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

During the three months ended September 30, 2022, we recognized a write-down of inventory in the amount of $0.5 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the three months ended September 30, 2022 was primarily related to certain sorghum, alfalfa, sunflower and other inventory lots that deteriorated in quality and germination rates during the period or has been reserved for as an estimated amount that is expected to deteriorate in quality and germination before being saleable.

During the three months ended September 30, 2021, we recognized a write-down of inventory in the amount of $0.3 million which is included in Cost of Revenue in the Consolidated Statement of Operations. The write-down of inventory during the three months ended September 30, 2021 was primarily related to certain sorghum and alfalfa inventory lots that deteriorated in quality and germination rates during the quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

1.1(1)	At Market Issuance Sales Agreement, dated September 23, 2020, by and between S&W Seed Company and B. Riley Securities, Inc.

3.1(2)	Registrant's Articles of Incorporation, as amended.

3.2(3)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(4)	Registrant's Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(5)	Form of Common Stock Certificate.

4.3(6)	Form of Warrant issued on February 18, 2022.

4.4	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

10.1	Irrevocable Standby Letter of Credit, dated September 21, 2022, issued by JPMorgan Chase Bank, N.A. in favor of CIBC Bank USA for the account of the Registrant.

10.2	Subordinate Loan and Security Agreement, dated September 22, 2022, by and between the Registrant and MFP Partners, L.P.

10.3	Sixth Amendment to Loan and Security Agreement, dated September 22, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

10.4	Second Amendment to Note, dated September 22, 2022, by and between the Registrant and Rooster Capital LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed on September 23, 2020 (File No. 333-248974).
(2)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(3)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(4)
Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Statement on Form 10-Q, filed on May 14, 2020 (File No. 001-34719).
(5)
Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).

(6)
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

S&W SEED COMPANY

Date: November 14, 2022	By:	/s/ Elizabeth Horton
Elizabeth Horton
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)