Form 10-Q
period 2022-12-31
S&W Seed Co
filed 2023-02-13
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of common stock of the registrant as of February 7, 2023 was 42,785,565.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events and the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions during fiscal 2023; our implementation of our recently implemented strategic review (which includes our plans to reduce annual operating expenses) our recent partnerships with Trigall Genetics and Shell and their role in enabling us to reduce our operating expenses and sharpen our focus on key growth priorities; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or they prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

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
•
our plans for expansion of our business (including by expanding crop offerings and market share of existing offerings through acquisitions, partnerships, joint ventures and other strategic transactions) and our ability to successfully integrate acquisitions into our operations;
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
•
our recent partnerships with Trigall Genetics and Shell may not provide the anticipated benefits; and
•
other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2022	June 30, 2022
CURRENT ASSETS
Cash and cash equivalents	$1,328,172	$2,056,508
Accounts receivable, net	24,099,180	19,051,236
Inventories, net	52,952,095	54,515,894
Prepaid expenses and other current assets	3,282,244	1,605,987
TOTAL CURRENT ASSETS	81,661,691	77,229,625
Property, plant and equipment, net	15,706,571	16,871,669
Intangibles, net	30,951,270	34,095,827
Right of use assets - operating leases	4,234,241	4,094,253
Other assets	1,667,034	1,496,477
TOTAL ASSETS	$134,220,807	$133,787,851

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,275,082	$15,901,116
Deferred revenue	6,184,025	605,960
Accrued expenses and other current liabilities	9,452,112	10,788,740
Current portion of working capital lines of credit, net	41,410,217	12,678,897
Current portion of long-term debt, net	7,743,900	8,316,783
TOTAL CURRENT LIABILITIES	80,065,336	48,291,496
Long-term working capital lines of credit, less current portion	—	21,703,286
Long-term debt, net, less current portion	3,731,856	3,992,540
Other non-current liabilities	3,338,740	3,587,041
TOTAL LIABILITIES	87,135,932	77,574,363
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at December 31, 2022 and June 30, 2022	5,032,942	4,804,819
TOTAL MEZZANINE EQUITY	5,032,942	4,804,819
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,788,423 issued and 42,763,423 outstanding at December 31, 2022; 42,608,758 issued and 42,583,758 outstanding at June 30, 2022	42,788	42,609
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	165,444,354	163,892,575
Accumulated deficit	(116,596,626)	(105,873,557)
Accumulated other comprehensive loss	(6,735,375)	(6,560,600)
Noncontrolling interests	30,988	41,838
TOTAL STOCKHOLDERS' EQUITY	42,051,933	51,408,669
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$134,220,807	$133,787,851

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$12,937,802	$12,631,409	$32,803,667	$28,163,090
Cost of revenue	10,188,511	10,971,045	25,549,865	23,376,057
Gross profit	2,749,291	1,660,364	7,253,802	4,787,033
Operating expenses
Selling, general and administrative expenses	6,241,461	7,073,320	11,294,058	12,642,887
Research and development expenses	1,503,473	2,110,413	3,018,853	4,105,541
Depreciation and amortization	1,253,904	1,373,653	2,590,338	2,704,698
Total operating expenses	8,998,838	10,557,386	16,903,249	19,453,126
Loss from operations	(6,249,547)	(8,897,022)	(9,649,447)	(14,666,093)
Other (income) expense
Foreign currency loss	176,624	258,482	367,539	421,028
Gain on disposal of intangible assets	(1,796,252)	—	(1,796,252)	—
Change in contingent consideration obligation	—	(466,376)	—	(528,630)
Interest expense - amortization of debt discount	578,112	221,196	861,755	413,391
Interest expense, net	1,092,327	589,694	1,879,006	1,142,539
Gain on sale of equity investment	(32,030)	—	(32,030)	—
Other income (expense)	4,561	23,771	(39,709)	(10,589)
Loss before income taxes	(6,272,889)	(9,523,789)	(10,889,756)	(16,103,832)
(Benefit from) provision for income taxes	(282,296)	257,776	(383,960)	91,974
Net loss	$(5,990,593)	$(9,781,565)	$(10,505,796)	$(16,195,806)
(Loss) income attributable to noncontrolling interests	(4,588)	13,537	(10,850)	(729)
Net loss attributable to S&W Seed Company	$(5,986,005)	$(9,795,102)	$(10,494,946)	$(16,195,077)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(5,986,005)	$(9,795,102)	$(10,494,946)	$(16,195,077)
Dividends accrued for participating securities and accretion	(114,062)	—	(228,123)	—
Net loss attributable to common shareholders	$(6,100,067)	$(9,795,102)	$(10,723,069)	$(16,195,077)

Net loss attributable to S&W Seed Company per common share, basic and diluted	$(0.14)	$(0.25)	$(0.25)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	42,651,270	38,461,049	42,627,645	37,617,457

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(5,990,593)	$(9,781,565)	$(10,505,796)	$(16,195,806)
Foreign currency translation adjustment, net of income taxes	539,520	253,349	(174,775)	(207,778)
Comprehensive loss	(5,451,073)	(9,528,216)	(10,680,571)	(16,403,584)
Comprehensive (loss) income attributable to noncontrolling interests	(4,588)	13,537	(10,850)	(729)
Comprehensive loss attributable to S&W Seed Company	$(5,446,485)	$(9,541,753)	$(10,669,721)	$(16,402,855)

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2021	—	$—	36,802,094	$36,802	(25,000)	$(134,196)	$150,040,406	$(75,711,884)	$(45,272)	$(6,311,953)	$67,873,903
Stock-based compensation	—	—	—	—	—	—	1,014,203	—	—	—	1,014,203
Net issuance to settle RSUs	—	—	265,223	265	—	—	(117,838)	—	—	—	(117,573)
Proceeds from sale of common stock, net expenses	—	—	1,847,343	1,848	—	—	4,916,364	—	—	—	4,918,212
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	253,349	253,349
Net (loss) income	—	—	—	—	—	—	—	(9,795,102)	13,537	—	(9,781,565)
Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529

Balance, September 30, 2022	1,695	$4,918,880	42,632,585	$42,633	(25,000)	$(134,196)	$164,486,927	$(110,496,559)	$35,576	$(7,274,895)	$46,659,486
Stock-based compensation	—	—	—	—	—	—	305,894	—	—	—	305,894
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	88,224	—	—	—	—	—	(88,224)	—	—	(88,224)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	656,427	—	—	—	656,427
Net issuance to settle RSUs	—	—	155,838	155	—	—	(4,894)	—	—	—	(4,739)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	539,520	539,520
Net (loss) income	—	—	—	—	—	—	—	(5,986,005)	(4,588)	—	(5,990,593)
Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation	—	—	—	—	—	—	1,408,515	—	—	—	1,408,515
Net issuance to settle RSUs	—	—	293,486	293	—	—	(158,581)	—	—	—	(158,288)
Proceeds from sale of common stock, net of expenses	—	—	1,848,191	1,849	—	—	4,918,844	—	—	—	4,920,693
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(207,778)	(207,778)
Net loss	—	—	—	—	—	—	—	(16,195,077)	(729)	—	(16,195,806)
Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529

Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	762,006	—	—	—	762,006
Series B detachable warrant	—	51,676	—	—	—	—	—	(51,676)	—	—	(51,676)
Accrued dividends on Series B convertible preferred stock	—	176,447	—	—	—	—	—	(176,447)	—	—	(176,447)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	802,901	—	—	—	802,901
Net issuance to settle RSUs	—	—	179,665	179	—	—	(13,128)	—	—	—	(12,949)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(174,775)	(174,775)
Net loss	—	—	—	—	—	—	—	(10,494,946)	(10,850)	—	(10,505,796)
Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,505,796)	$(16,195,806)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities:
Stock-based compensation	762,006	1,408,515
Allowance for doubtful accounts	(125,209)	221,163
Inventory write-down	685,200	742,035
Depreciation and amortization	2,590,338	2,704,698
Gain on disposal of property, plant and equipment	(4,411)	(35,840)
Gain on sale of equity investment	(32,030)	—
Gain on disposal of intangible assets	(1,796,252)	—
Change in deferred tax provision	(259,747)	—
Change in foreign exchange contracts	19,466	239,713
Foreign currency transactions	(200,666)	—
Change in contingent consideration obligation	—	(528,630)
Amortization of debt discount	861,755	413,391
Changes in:
Accounts receivable	(3,968,108)	2,513,639
Inventories	557,442	(5,741,778)
Prepaid expenses and other current assets	20,736	170,844
Other non-current assets	(733,165)	(95,186)
Accounts payable	(385,529)	1,131,032
Deferred revenue	5,578,365	5,504,147
Accrued expenses and other current liabilities	(1,256,423)	(505,240)
Other non-current liabilities	(207,625)	(12,521)
Net cash used in operating activities	(8,399,653)	(8,065,824)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(154,997)	(1,227,368)
Proceeds from disposal of property, plant and equipment	3,660	21,113
Net proceeds from sale of equity investment	400,000	—
Proceeds from partnership transaction	2,000,000	—
Net cash provided by (used in) investing activities	2,248,663	(1,206,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,920,693
Taxes paid related to net share settlements of stock-based compensation awards	(12,949)	(158,288)
Borrowings and repayments on lines of credit, net	6,598,076	3,911,452
Borrowings of long-term debt	285,005	875,683
Debt issuance costs	(359,527)	(112,084)
Repayments of long-term debt	(1,063,661)	(737,843)
Net cash provided by financing activities	5,446,944	8,699,613
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,290)	(233,405)
NET DECREASE IN CASH & CASH EQUIVALENTS	(728,336)	(805,871)
CASH AND CASH EQUIVALENTS, beginning of the period	2,056,508	3,527,937
CASH AND CASH EQUIVALENTS, end of period	$1,328,172	$2,722,066

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

The Company is a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities, which are located in Idaho, Texas, New South Wales and South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company is currently focused on commercializing stevia products, entering the camelina market and developing products to address unmet market needs through high-value improved traits in its crops.

Investments and Partnership Activity

Bioceres Investment

As of June 30, 2021, the Company held an investment in Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina. During the third quarter of fiscal year 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $988,504, which included a gain on the sale of marketable securities of $68,967. The carrying value of the remainder of the investment was $367,980 at June 30, 2022, which was reported in Other assets on the Company's consolidated balance sheet. During the six months ended December 31, 2022, the Company sold off the remainder of its investment in Bioceres, S.A. for net proceeds of $400,000, which included a gain on the sale of equity investment of $32,030.

Trigall Australia Partnership

Effective December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. In return, S&W Australia received $2.0 million in cash, a $1.0 million promissory note to be paid in December 2023, and a 20% ownership interest in Trigall Australia. S&W Australia realized a $1.8 million gain on the sale. The ownership interest in Trigall Australia was recorded using the equity method and, along with the $1.0 million promissory note, is reported within the “Other assets” caption on the condensed consolidated balance sheet.

S&W Australia is obligated to make an aggregate of $560,000 in capital contributions to Trigall Australia through June 2025, and has agreed to provide certain marketing, collection and other operational services in support of the partnership.

Shell Partnership

On February 6, 2023, S&W and Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), entered into a partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, or Vision Bioenergy (see Note 13).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC.

Certain prior period information has been reclassified to conform to the current period presentation. Operating lease right-of-use assets were reclassified from “Other assets” to “Right-of-use assets – operating leases” on the balance sheet in accordance with the disclosure guidance of ASC 842. Previously, the operating lease right-of-use assets were disclosed in the footnotes.

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

The Company believes the estimates and assumptions underlying the accompanying condensed consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the continued impact of COVID-19, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these condensed consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

For the six months ended December 31, 2022, we reported a net loss of $10.5 million and net cash used in operations of $8.4 million. At December 31, 2022, we had cash on hand of $1.3 million.

The Company’s Loan and Security Agreement, dated December 26, 2019, or the CIBC Loan Agreement, with CIBC Bank USA, or CIBC, which matures on March 23, 2023 ($16.2 million outstanding as of December 31, 2022), and its debt facilities with National Australia Bank, or NAB, contain various operating and financial covenants (see Note 7). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain covenants in the CIBC Loan Agreement as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022 and June 30, 2022, and was required to obtain waivers and/or amendments from CIBC. The CIBC Loan Agreement as presently in effect requires the Company to maintain minimum liquidity of no less than $1.0 million, and the NAB Finance Agreement (as defined below) includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million. The Company is actively pursuing refinancing of the CIBC Loan Agreement. There can be no assurance the Company will be successful in raising additional capital, securing future waivers and/or amendments from its lenders, renewing or refinancing its existing debt or securing new financing. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $180,334 and $233,927 at December 31, 2022 and June 30, 2022, respectively.

Inventories

Components of inventory are as follows:

	As of	As of
	December 31, 2022	June 30, 2022
Raw materials and supplies	$3,808,923	$2,645,764
Work in progress	11,035,458	6,677,980
Finished goods	38,107,714	45,192,150
Inventories, net	$52,952,095	$54,515,894

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2022 and December 31, 2021 has been affected by the valuation allowance on the Company’s deferred tax assets as well as the gain related to the formation of our wheat partnership with Trigall.

Net Loss Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC) are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders. There were $88,224 and $176,447 in accrued dividends subtracted from net income attributable to common shareholders during the three and six months ended December 31, 2022, respectively; there were no undistributed earnings to allocate to the participating securities. Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class earnings per share, or EPS, calculation. During the three and six months ended December 31, 2022, $25,838 and $51,676, respectively, was accreted to the redemption value of the Series B Preferred Stock and subtracted from net income attributable to common shareholders. During the three and six months ended December 31, 2022, there were no undistributed earnings to allocate to the participating securities.

The calculation of net loss per common share is shown in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to S&W Seed Company	$(5,986,005)	$(9,795,102)	$(10,494,946)	$(16,195,077)
Dividends accrued for participating securities	(88,224)	—	(176,447)	—
Accretion of Series B Preferred Stock redemption value	(25,838)	—	(51,676)	—
Numerator for net loss per common share - basic and diluted	$(6,100,067)	$(9,795,102)	$(10,723,069)	$(16,195,077)
Denominator:
Weighted average shares outstanding - basic and diluted	42,651,270	38,461,049	42,627,645	37,617,457
Net loss per common share - basic and diluted	$(0.14)	$(0.25)	$(0.25)	$(0.43)

Anti-dilutive shares, which have been excluded from the computation of diluted loss per share, included 4,580,057 employee stock options, 497,921 restricted stock units, or RSUs, and warrants to purchase 1,333,400 shares of common stock related to the MFP Loan Agreement (as defined below), and 559,350 Warrants issued with the Company's Series B Convertible Preferred Stock. The terms and conditions of these securities are more fully described in Note 9 and Note 10 in these condensed consolidated financial statements and in Note 13 and Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the SEC. For the periods ending December 31, 2022 and 2021, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

One customer accounted for 8% and 11% of the Company's revenue for the three and six months ended December 31, 2022, respectively, and no single customer accounted for more than 10% of the Company's revenue for the three and six months ended December 31, 2021.

One customer accounted for approximately 15% of the Company’s accounts receivable as of December 31, 2022. No customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2022.

The Company sells a substantial portion of its products to international customers (see Note 4). Sales to international markets represented 86% and 81% of revenue during the three months ended December 31, 2022 and 2021, respectively. Sales to international markets represented 81% and 78% of revenue during the six months ended December 31, 2022 and 2021, respectively. The net book value of fixed assets located outside the United States was 21% and 22% of total fixed assets at December 31, 2022 and June 30, 2022, respectively. Cash balances located outside of the United States may not be insured and totaled $420,595 and $811,551 at December 31, 2022 and June 30, 2022, respectively.

Derivative Financial Instruments

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency derivative financial instruments.

The Company has entered into foreign currency forward contracts and foreign currency call options (see Note 8) and accounts for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The Company’s foreign currency contracts and options are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings.

Premiums paid for foreign currency options with strike prices below the spot market price when acquired represent the time value of the option, as there is no intrinsic value. Such premiums are recorded as a current asset and amortized over the option term. Currency options are measured at fair value if the market price at the reporting date exceeds the strike price. When the strike price exceeds the market price, no liability is recorded as the Company has no obligation to exercise the options.

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

The carrying value of cash and cash equivalents, financial commitment assets (see Note 9), the promissory note issued from Trigall (see Note 1), accounts payable, short-term and all long-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates.

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$1,009,469	$—
Total	$—	$1,009,469	$—

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$996,106	$—
Total	$—	$996,106	$—

Recent Accounting Pronouncements Not Yet Adopted

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of December 31, 2022 are as follows:

Leases	Balance Sheet Classification:	December 31, 2022
Assets:
Right of use assets - operating leases	Right of use assets - operating leases	4,234,241
Right of use assets - finance leases		2,011,082
Accumulated amortization - finance leases		(1,361,998)
Right of use assets - finance leases, net	Other assets	649,084
Total lease assets		4,883,325

Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	608,663
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	1,429,482
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	239,238
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	3,078,345
Total lease liabilities		5,355,728

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Operating lease cost	Cost of revenue	$163,389	$347,249
Operating lease cost	Selling, general and administrative expenses	54,914	110,248
Operating lease cost	Research and development expenses	88,620	224,817
Finance lease cost	Depreciation and amortization	125,949	265,639
Finance lease cost	Interest expense, net	12,841	28,791
Total lease costs		$445,713	$976,744

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases
2023	$907,671	$440,777
2024	1,527,845	321,631
2025	1,024,653	98,337
2026	791,258	23,091
2027	509,239	—
Thereafter	102,165	—
Total lease payments	4,862,831	883,836
Less: Interest	(355,004)	(35,935)
Present value of lease liabilities	$4,507,827	$847,901

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2022:

Operating lease remaining lease term	3.5
Operating lease discount rate	4.14%
Finance lease remaining lease term	1.2 years
Finance lease discount rate	5.49%
Cash paid for operating leases	$603,304
Cash paid for finance leases	527,384

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating and packaging services to other seed producers.

Revenue from seed product sales is recognized at the point in time at which control of the product is transferred to the customer. Generally, this occurs upon shipment of the product. Pricing for such transactions is negotiated and determined at the time the contracts are signed. We have elected the practical expedient that allows us to account for shipping and handling activities as a fulfillment cost, and we accrue those costs when the related revenue is recognized.

The Company has certain contracts with customers that offer a limited right of return on certain branded products through the end of the current sales year (September through August). The products must be in an unopened and undamaged state and must be resalable in the sole opinion of the Company to qualify for refund. The Company uses a historical returns percentage to estimate the refund liability and records a reduction of revenue in the period in which revenue is recognized.

Contract Assets and Liabilities

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

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts (see Note 2). When it becomes probable that a trade receivable will not be collected, it is written off against the allowance for doubtful accounts. If an account that has been written off is subsequently corrected, the provision for doubtful receivables is reversed, which can result in a net negative provision in a period. During the three and six months ended December 31, 2022, the Company recorded a net provision for doubtful receivables of $30,212 and a net reversal of the provision for doubtful receivables of $(125,209), respectively.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the six months ended December 31, 2022, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022. During the six months ended December 31, 2021, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2021.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Seed sales	$12,834,831	$11,818,392	$32,672,618	$26,723,793
Services	102,971	813,017	131,049	1,439,297
Total revenue	$12,937,802	$12,631,409	$32,803,667	$28,163,090

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Saudi Arabia	$2,165,680	17%	$1,680,546	13%	$7,337,966	22%	$5,147,756	18%
United States	1,843,826	14%	$2,404,078	19%	6,104,580	19%	6,069,406	22%
Australia	2,501,634	19%	$2,245,847	18%	5,059,366	15%	5,679,852	20%
Libya	1,162	0%	$44,000	0%	2,999,209	9%	1,088,000	4%
Mexico	1,799,590	14%	$94,000	1%	2,530,690	8%	322,420	1%
Sudan	1,508,599	12%	$—	0%	2,310,643	7%	819,618	3%
Pakistan	531,471	4%	$2,067,506	16%	1,353,091	4%	2,231,561	8%
South Africa	933,927	7%	$1,378,781	11%	933,927	3%	1,378,781	5%
Argentina	443,474	3%	$1,058,308	8%	806,452	2%	1,409,147	5%
Algeria	—	0%	$186,000	1%	754,680	2%	186,000	1%
Other	1,208,439	9%	$1,472,343	12%	2,613,063	8%	3,830,549	14%
Total revenue	$12,937,802	100%	$12,631,409	100%	$32,803,667	100%	$28,163,090	100%

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2022	Transfer to Trigall Australia	Amortization	Currency Translation Adjustment	Balance at December 31, 2022
Trade name	$1,084,791	$—	$(98,148)	$(3,290)	$983,353
Customer relationships	5,499,815	—	(176,526)	(59,071)	5,264,218
GI customer list	42,983	—	(3,582)	—	39,401
Supply agreement	775,241	—	(37,817)	—	737,424
Grower relationships	1,331,581	—	(52,703)	—	1,278,878
Intellectual property	23,035,925	—	(692,933)	—	22,342,992
License agreement	1,986,598	(1,885,907)	(75,610)	(25,081)	—
Internal use software	338,893	—	(33,889)	—	305,004
	$34,095,827	$(1,885,907)	$(1,171,208)	$(87,442)	$30,951,270

	Balance at June 30, 2021	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2022
Trade name	$1,310,489	$—	$(203,009)	$(22,689)	$1,084,791
Customer relationships	6,302,591	—	(373,393)	(429,383)	5,499,815
Non-compete	5,058	—	(5,058)	—	—
GI customer list	50,146	—	(7,163)	—	42,983
Supply agreement	850,874	—	(75,633)	—	775,241
Grower relationships	1,436,988	—	(105,407)	—	1,331,581
Intellectual property	24,427,857	—	(1,391,932)	—	23,035,925
License agreement	2,340,269	—	(172,004)	(181,667)	1,986,598
Internal use software	406,670	—	(67,777)	—	338,893
	$37,130,942	$—	$(2,401,376)	$(633,739)	$34,095,827

On December 23, 2022, the Company transferred certain intellectual property rights under a license agreement to Trigall Australia as part of its equity investment in the partnership (see Note 1). Amortization expense totaled $581,212 and $601,649 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense totaled $1,171,208 and $1,206,138 for the six months ended December 31, 2022 and 2021, respectively.

Estimated aggregate remaining amortization is as follows:

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$1,080,323	$2,160,322	$2,119,891	$1,979,781	$1,928,897	$21,682,056

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	December 31, 2022	June 30, 2022
Land and improvements	$2,260,672	$2,265,087
Buildings and improvements	8,130,736	8,119,960
Machinery and equipment	14,839,714	14,972,462
Vehicles	1,082,908	1,085,342
Leasehold improvements	552,811	552,810
Construction in progress	24,585	110,107
Total property, plant and equipment	26,891,426	27,105,768
Less: accumulated depreciation	(11,184,855)	(10,234,099)
Property, plant and equipment, net	$15,706,571	$16,871,669

Depreciation expense totaled $546,743 and $614,078 for the three months ended December 31, 2022 and 2021, respectively.

Depreciation expense totaled $1,153,491 and $1,184,588 for the six months ended December 31, 2022 and 2021, respectively.

NOTE 7 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	December 31, 2022	June 30, 2022

Current portion of working capital lines of credit
CIBC	$16,207,360	$12,804,611
National Australia Bank Limited	24,473,556	338,314
National Australia Bank Limited Overdraft Facility	1,160,587	—
Debt issuance costs	(431,286)	(464,028)
Total current portion of working capital lines of credit, net	41,410,217	12,678,897
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	—	21,703,286
Total long-term portion of working capital lines of credit	—	21,703,286
Total working capital lines of credit, net	$41,410,217	$34,382,183
Current portion of long-term debt
Finance leases	$608,663	$804,309
Term Loan - National Australia Bank Limited	340,250	344,400
Machinery & equipment loans - National Australia Bank Limited	254,414	246,547
Machinery & equipment loans - Hyster	11,957	11,834
Vehicle loans - Ford Credit	40,341	40,341
Secured real estate note - Rooster	6,527,849	6,905,995
Debt issuance costs	(39,574)	(36,643)
Total current portion, net	7,743,900	8,316,783
Long-term debt, less current portion
Finance leases	239,238	500,723
Term loan - National Australia Bank Limited	2,381,750	2,410,800
Machinery & equipment loans - National Australia Bank Limited	1,022,603	963,733
Machinery & equipment loans - Hyster	22,331	28,722
Vehicle loans - Ford Credit	65,934	88,583
Debt issuance costs	—	(21)
Total long-term portion, net	3,731,856	3,992,540
Total debt, net	$11,475,756	$12,309,323

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, the CIBC Loan Agreement was subsequently amended on several occasions through the year ended June 30, 2022. During the six months ended December 31, 2022, the CIBC Loan Agreement was further amended as follows:

•
on September 22, 2022, the CIBC Loan Agreement was amended to, among other things, (i) specify that the borrowing base eligible inventory sublimit cannot be reduced below the proceeds available to be drawn under the MFP Letter of Credit (as defined below), (ii) waive the Company's non-compliance with certain financial covenants under the CIBC Loan Agreement and (iii) establish a minimum liquidity of no less than $1.0 million tested weekly as of the last day of each week for the remainder of the term of the CIBC Loan Agreement;
•
on October 28, 2022, the CIBC Loan Agreement was amended to, among other things, increase (i) the total revolving loan commitment to $21.0 million from $18.0 million and (ii) the borrowing base eligible inventory sublimit to $12.0 million from $9.0 million; and
•
on December 23, 2022, the CIBC Loan Agreement was amended to, among other things, extend the maturity date of all revolving loans, advances and other obligations outstanding under the CIBC Loan Agreement from December 23, 2022 to March 23, 2023.

As of December 31, 2022, the Company was in compliance with all covenants contained in the CIBC Loan Agreement. As of December 31, 2022, there was approximately $4.8 million of unused availability on the CIBC Credit Facility.

Rooster Note

During the six months ended December 31, 2022, the Rooster Note (as defined in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022) was amended as follows:

•
on September 22, 2022, the Company entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022; and
•
on December 23, 2022, the Company entered into an amendment to the Rooster Note that (i) increased the interest rate on the Rooster Note from 7.75% to 9.25% per annum and (ii) extended the maturity date of the Rooster Note from December 23, 2022 to March 1, 2023.

On February 6, 2023, Shell paid off the approximately $7.0 million of outstanding principal and accrued interest on the Rooster Note in connection with the Vision Bioenergy partnership (see Note 13).

Australian Facilities

S&W Australia’s debt facilities with National Australia Bank, or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated effective October 24, 2022, and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32.0 million (USD $21.8 million as of December 31, 2022) to AUD $40.0 million (USD $27.2 million as of December 31, 2022), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of December 31, 2022) to AUD $2.0 million (USD $1.4 million as of December 31, 2022), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $33.3 million as of December 31, 2022) of credit. The NAB Finance Agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.2 million as of December 31, 2022).

Following the October 2022 amendments, the NAB Finance Agreement contained an undertaking requiring the Company to maintain a net related entity position of not more than AUD $25.0 million, and the Company's ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of the Company's control. Due to fluctuations in foreign currency conversion rates, the Company was not in compliance with this undertaking as of December 31, 2022, and the Company subsequently obtained a waiver from NAB with respect to such non-compliance as of December 31, 2022. On February 8, 2023, the Company further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million. The Company believes that this amendment will provide the Company with greater control over compliance with this undertaking. As of December 31, 2022, approximately AUD $4.3 million (USD $2.9 million) remained available for use under the NAB Finance Agreement.

MFP Loan Agreement

On September 22, 2022, the Company’s largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement. The MFP Letter of Credit initially matured on January 23, 2023, one month after the maturity date of the existing CIBC Loan Agreement. Concurrently, on September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances.

Concurrent with the October 28, 2022 amendment to the CIBC Loan Agreement (as described above), MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to the Company from $9.0 million to $12.0 million. In connection with the December 23, 2022 amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023.

The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, the Company will pay to MFP a cash fee through the maturity date of the MFP Letter of Credit equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash.

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

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
2023	$6,699,960
2024	675,326
2025	585,624
2026	2,351,682
2027	164,072
Thereafter	190,765
Total	$10,667,429

NOTE 8 - FOREIGN CURRENCY FORWARD CONTRACTS AND OPTIONS

The Company held foreign currency forward contracts with a notional value of $18,760,948 at December 31, 2022, with maturities ranging from January 2023 to June 2023.

The Company records an asset or liability on the condensed consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $1,009,469 and $996,106 at December 31, 2022 and June 30, 2022, respectively. The Company recorded gain of $484,518 and loss of $13,256 on foreign currency forward contracts for the three months ended December 31, 2022 and 2021, respectively, and losses of $19,466 and $252,059 for the six months ended December 31, 2022 and 2021, respectively. Gains and losses on foreign exchange contracts are reflected in cost of revenue.

In December 2022, the Company acquired foreign currency options with a total notional amount of AUD $8,451,123. The strike prices on the transaction dates and as of December 31, 2022, were above the market price, so the options had no intrinsic value. Option premiums of AUD $42,080 are reflected in the caption "Prepaid expenses and other current assets" on the condensed consolidated balance sheet as of December 31, 2022.

The Company's accounting policies for foreign currency contracts and options is found in Note 2 under the section titled "Derivative Financial Instruments."

NOTE 9 – EQUITY

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 7). Pursuant to the terms and conditions of the MFP Loan agreement, on September 22, 2022, the Company issued to MFP a warrant, or Initial Warrant, to purchase up to 500,000 shares of the Company’s common stock, or Initial Warrant Shares, at $1.60 per share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to the Company's common stock and certain fundamental transactions as described in the Initial Warrant). The Initial Warrant expires 5 years from its issue date, or September 22, 2027.

In connection with the October 28, 2022 and December 22, 2022 amendments to the MFP Letter of Credit, the Company issued to MFP additional warrants to purchase 166,700 and 666,700 shares of the Company’s common stock, respectively, at an exercise price of $1.60 per warrant share. The warrants will each expire five years from the date of issuance.

In total, warrants to purchase 1,333,400 shares of the Company’s common stock were issued to MFP in connection with the MFP Loan Agreement, or MFP Warrants, during the six months ended December 31, 2022. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as a financial commitment asset within the caption "Prepaid expenses and other current assets" on the condensed consolidated balance sheet. The MFP Warrant current assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the six months ended December 31, 2022, an aggregate value of $802,901 related to the MFP Warrants was capitalized, of which $291,487 was amortized as interest expense.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, is Vice President and Portfolio Manager of MFP Investors LLC, the general partner of MFP.

NOTE 10 - EQUITY-BASED COMPENSATION

Stock Options

During the six months ended December 31, 2022, the Company granted options to purchase 787,502 shares of its common stock to certain of its directors, members of the executive management team and other employees at exercise prices ranging from $0.81 - $1.04 per share. These options vest in either quarterly or annual periods over one to three years and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2022 and the year ended June 30, 2022 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	3,776,568	$2.65	8.0	$3,962,766
Granted	994,725	2.63
Exercised	(38,774)	2.33
Canceled/forfeited/expired	(95,419)	2.82
Outstanding at June 30, 2022	4,637,100	2.64	6.6	—
Granted	787,502	0.87
Exercised	—	—
Canceled/forfeited/expired	(844,545)	2.79
Outstanding at December 31, 2022	4,580,057	2.31	7.2	491,508

Options vested and exercisable at December 31, 2022	3,048,678	$2.63	6.2	$1,875.00
Options vested and expected to vest as of December 31, 2022	4,568,721	2.31	7.2	486,844

The weighted average grant date per share fair value of options granted during the three and six months ended December 31, 2022 was $0.47. At December 31, 2022, the Company had $1,019,195 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.93 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the six months ended December 31, 2022, the Company issued 431,704 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the six months ended December 31, 2022 and 2021 totaled $443,375 and $829,780, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2021	361,570	$2.51	1.3
Granted	304,421	2.78	—
Vested	(391,036)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at June 30, 2022	267,919	2.66	1.2
Granted	431,704	1.03	—
Vested	(192,952)	2.72	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at December 31, 2022	497,921	1.22	1.7

At December 31, 2022, the Company had $546,369 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.72 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the three months ended December 31, 2022 and 2021 totaled $305,894 and $1,014,203, respectively. Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the six months ended December 31, 2022 and 2021 totaled $762,006 and $1,418,515, respectively.

At December 31, 2022, there were 2,198,793 shares available under the 2019 Plan for future grants and awards.

Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	Six Months Ended December 31, 2022	Year Ended June 30, 2022
Risk free rate	2.87% - 4.41%	0.8% - 1.1%
Dividend yield	0	0%
Volatility	64.7% - 66.1%	61.8% - 62.4%
Average forfeiture assumptions	8.7%	2.8%

NOTE 11 – SERIES B CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Convertible Preferred Stock and accompanying Warrant are presented in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. No issuances or conversions of Series B Convertible Preferred Stock occurred during the six months ended December 31, 2022. Activity in the period consisted of accrual of dividends and accretion of the discount on the Warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2021	$-
Issuance of preferred stock	4,638,521
Dividends accrued	127,541
Accretion of discount for warrants	38,757
Balance at June 30, 2022	$4,804,819
Dividends accrued	176,447
Accretion of discount for warrants	51,676
Balance at December 31, 2022	$5,032,942

NOTE 12 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2022 and 2021, respectively.

	Six Months Ended December 31,
	2022	2021
Non-cash investing activities:
Contribution of intangible assets to partnership in exchange for equity investment and promissory note	$1,750,000	$—
ROU assets financed by lease liabilities	—	(122,863)
Non-cash financing activities:
Warrants issued for financial commitment asset	802,901	—
Accretion of discount for Series B preferred stock warrants	51,676	—
Dividends accrued for participating securities	176,447	—

NOTE 13 – SUBSEQUENT EVENTS

Shell Partnership

On February 6, 2023, S&W and Shell entered into a Contribution and Membership Interest Purchase Agreement, relating to a joint venture for the development and production of sustainable biofuel feedstocks, pursuant to which:

•
S&W (i) contributed its Nampa, Idaho production and research facilities, or the Nampa Facilities, to Vision Bioenergy, along with certain personal property, including vehicles, fixed assets and other similar equipment; (ii) caused Vision Bioenergy to make offers of employment to certain key personnel; (iii) assigned to Vision Bioenergy certain contracts and permits; and (iv) agreed to a two-year non-solicitation covenant with respect to the personnel transferred to Vision Bioenergy; and
•
Shell (i) made a $13.0 million cash contribution to Vision Bioenergy; (ii) paid $7.0 million to S&W; and (iii) paid off in full the Rooster Note, which was secured by a priority security interest in the property, plant and fixtures located at the Nampa Facilities.

In February 2024, Shell will be required to pay an additional $6.0 million, and make an additional $12.0 million cash contribution to Vision Bioenergy.

Shell received a 66% interest in Vision Bioenergy and S&W retained a 34% interest. Additionally, upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the closing of the joint venture transaction, S&W is eligible to receive up to an additional aggregate 10% interest in Vision Bioenergy. In addition, S&W has a one-time option, exercisable at any time on or before the fourth anniversary of the closing of the joint venture transaction, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed.

Amendment of NAB Finance Agreement

On February 8, 2023, the NAB Finance Agreement was amended to change the maximum permissible net related entity position from AUD $25.0 million to USD $18.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, particularly in Part I, Item 1A., “Risk Factors.”

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

On January 3, 2023, we and Trigall Genetics S.A., or Trigall Genetics, a leader in transgenic wheat, announced our entry into a partnership for the development and marketing of wheat varieties in Australia through Trigall Australia Pty Ltd, a newly formed Australian corporation, or Trigall Australia. S&W Seed Company Australia Pty Ltd, our wholly owned subsidiary, or S&W Australia, contributed its Australia-based wheat breeding program and related assets to Trigall Australia in exchange for $2.0 million in cash, a $1.0 million promissory note to be paid in December 2023 and a 20% ownership interest in Trigall Australia. Pursuant to the partnership, S&W Australia is obligated to make an aggregate of $560,000 of capital contributions to Trigall Australia through June 2025 and has agreed to provide certain marketing, collection and other operational services in support of the partnership.

On February 6, 2023, S&W entered into a Contribution and Membership Interest Purchase Agreement, or Shell Partnership Agreement, with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), relating to a partnership for the development and production of sustainable biofuel feedstocks. The closing of the transactions contemplated by the Shell Partnership Agreement occurred on February 6, 2023, or the Shell Partnership Closing. At the Shell Partnership Closing, among other things:

•
S&W (i) contributed its Nampa, Idaho production and research facilities, or the Nampa Facilities, to Vision Bioenergy Oilseeds LLC, an entity formed by S&W for purposes of the partnership, or Vision Bioenergy, along with certain personal property, including vehicles, fixed assets and other similar equipment; (ii) caused Vision Bioenergy to make offers of employment to certain key personnel; (iii) assigned to Vision Bioenergy certain contracts and permits; and (iv) agreed to a two-year non-solicitation covenant with respect to the personnel transferred to Vision Bioenergy; and
•
Shell (i) made a $13.0 million cash contribution to Vision Bioenergy; (ii) paid $7.0 million to S&W; and (iii) paid off S&W’s outstanding approximately $7.0 million Rooster Note (as defined below), which was secured by a priority security interest in the property, plant and fixtures located at the Nampa Facilities.

In addition, under the terms and conditions of the Shell Partnership Agreement, on the one-year anniversary of the Shell Partnership Closing, Shell is required to pay an additional $6.0 million to S&W and make an additional $12.0 million cash contribution to Vision Bioenergy.

Shell received a 66% interest in Vision Bioenergy and S&W retained a 34% interest. Pursuant to the Shell Partnership Agreement, upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the Shell Partnership Closing, S&W is eligible to receive up to an additional aggregate 10% interest in Vision Bioenergy. In addition, S&W has a one-time option, exercisable at any time on or before the fourth anniversary of the Shell Partnership Closing, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed.

We believe these partnerships will, among other things, enable us to reduce our operating expenses, provide immediate liquidity to fund our ongoing operations and sharpen our focus on key growth priorities. Overall, we have begun implementing our plan to reduce annual operating expenses by approximately $4.0 to 5.0 million.

In addition to the above partnerships, we have:

•
streamlined our European sunflower operations by closing our facilities in Hungary, which we expect to decrease operating expense by approximately $700,000 in fiscal 2023, and
•
reduced headcount and simplified our organization structure through a reduction in force.

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and related sanctions, uncertain market conditions, including higher inflation and supply chain disruptions, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic may cause further disruptions in the various markets in which we operate.

The COVID-19 pandemic negatively impacted our operations and financial results in 2021 and 2022, due to broad-based supply chain disruptions across the U.S. and globally. These supply chain issues negatively impacted our ability to book containers for ocean freight, which delayed customer shipments, which in certain cases extended our regular sales and collection cycle. In 2023 we experienced a lessoning of the severity of these supply chain issues, though continue to experience effects in certain jurisdictions that continue to have various restrictions, which have impacted certain of our customers. We continue to work closely with our customers, business units, third party contractors and suppliers and other external business partners to minimize the potential impact on our business.

As COVID-19 continues to affect the areas in which we operate, we believe future outbreaks could have a negative impact on our sales, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the location, duration and spread of future outbreaks, and the resulting specific impacts felt by our customers, employees and vendors, all of which are uncertain and cannot be predicted.

Following the invasion of Ukraine by Russia in early 2022, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets.

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

During the year ended June 30, 2022 and the six months ended December 31, 2022, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2023, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Our specialty crops, including our stevia breeding program and biofuels program, have yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various opportunities to monetize the results of our research and development efforts. Such potential opportunities include possible collaborations and/or joint ventures, licensing agreements and royalty-based agreements. For example, we recently entered into our Vision Bioenergy partnership with Shell in order to develop commercially viable camelina sativa and other oilseeds varieties that produce grain from which oil and meal can be extracted for future processing into biofuels, feed and other potential bioproducts. Although we have received upfront payments from Shell pursuant to the partnership and will be entitled to receive additional payments from Shell upon the one-year anniversary of our entry into partnership, there can be no assurance that this will generate any meaningful revenue.

Cost of Revenue and Gross Margin

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics Ltd., or Pasture Genetics, in 2020, Chromatin Inc., or Chromatin, in 2018 and from SV Genetics Pty Ltd in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 3-30 years for technology/IP/germplasm, 5-20 years for customer relationships and trade names and 3-20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5-35 years for buildings, 2-20 years for machinery and equipment and 2-5 years for vehicles.

Other (Income) Expense

Other (income) expense consists primarily of foreign currency gains and losses, gains on disposal of intangible assets and equity investments, changes in contingent consideration obligation, interest expense and interest expense resulting from the amortization of debt discount. Interest expense and Interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities and our financing with Rooster Capital, LLC, or Rooster. Amortization of the MFP Letter of Credit (as defined below) asset is also recorded under the caption Interest expense - amortization of debt discount.

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. generally accepted accounting principles, or GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the condensed consolidated financial statements. As a result, our effective tax rate reflected in our condensed consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of operations. Based on financial projections, we do not believe that it is more likely than not that our U.S. deferred tax assets will be realized, and a full valuation allowance is recorded against them.

Results of Operations

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended December 31,
	2022		2021		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$12,937,802	100.0%	$12,631,409	100.0%	$306,393	2.4%
Cost of revenue	10,188,511	78.7%	10,971,045	86.9%	(782,534)	(7.1)%
Gross profit	2,749,291	21.3%	1,660,364	13.1%	1,088,927	65.6%
Operating expenses
Selling, general and administrative expenses	6,241,461	48.2%	7,073,320	56.0%	(831,859)	(11.8)%
Research and development expenses	1,503,473	11.6%	2,110,413	16.7%	(606,940)	(28.8)%
Depreciation and amortization	1,253,904	9.7%	1,373,653	10.9%	(119,749)	(8.7)%
Total operating expenses	8,998,838	69.6%	10,557,386	83.6%	(1,558,548)	(14.8)%
Loss from operations	(6,249,547)	(48.3)%	(8,897,022)	(70.4)%	2,647,475	(29.8)%
Other (income) expense
Foreign currency loss	176,624	1.4%	258,482	2.0%	(81,858)	(31.7)%
Gain on disposal of intangible assets	(1,796,252)	(13.9)%	—	—	(1,796,252)	-
Change in contingent consideration obligation	—	—	(466,376)	(3.7)%	466,376	(100.0)%
Interest expense - amortization of debt discount	578,112	4.5%	221,196	1.8%	356,916	161.4%
Interest expense, net	1,092,327	8.4%	589,694	4.7%	502,633	85.2%
Gain on sale of equity investment	(32,030)	(0.2)%	—	—	(32,030)	-
Other expense	4,561	0.0%	23,771	0.2%	(19,210)	(80.8)%
Loss before income taxes	(6,272,889)	(48.5)%	(9,523,789)	(75.4)%	3,250,900	(34.1)%
(Benefit from) provision for income taxes	(282,296)	(2.2)%	257,776	2.0%	(540,072)	(209.5)%
Net loss	$(5,990,593)	(46.3)%	$(9,781,565)	(77.4)%	$3,790,972	(38.8)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended December 31, 2022 and the three months ended December 31, 2021. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Revenue

The year-over-year increase in revenue for the second quarter ended December 31, 2022 was primarily due to an increase of $1.9 million in alfalfa sales to the Middle East North Africa, or MENA, region, a $1.0 million increase in North America sorghum sales, and a $0.2 million increase in pastures sales in Australia. This was offset by a decrease in sales of sorghum to the MENA region of $1.4 million, a $0.7 million decrease in alfalfa sales to North America, and a $0.7 million decrease in North America service revenue.

Cost of Revenue and Gross Margin

Despite an increase in sales, the cost of revenue for the second quarter ended December 31, 2022 decreased compared to the prior year period, primarily driven by increased sales of higher margin alfalfa in the MENA region and grain sorghum in North America, along with decreased sales of lower margin sorghum products in the MENA region and dormant alfalfa in North America. Write-downs of inventory lots that had deteriorated in quality and germination rates were reduced from $0.4 million in the second quarter of fiscal 2022 to $0.1 million in the second quarter of fiscal 2023.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended December 2022 compared to the three months ended December 31, 2021 is attributable to a $0.7 million decrease in stock-based compensation expense as a result of the accelerated vesting of equity awards of a former executive officer during the three months ended December 2021, $0.3 million in reduced payroll and related expenses as a result of management’s cost reduction efforts, offset by a $0.1 million increase in consulting and professional fees.

Research and Development Expenses

The year-over-year decrease in research and development expenses for the second quarter ended December 31, 2022 is attributable to a $0.3 million reduction in field trial related expenses, a $0.2 million reduction in payroll and related expenses as a result of management’s cost reduction efforts, and a $0.1 million reduction in consulting and professional fees.

Depreciation and Amortization

The decrease in depreciation and amortization expenses for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was attributable to decreased depreciation expense on assets held by S&W Australia, our wholly owned Australian subsidiary.

Foreign Currency Loss

The decrease in foreign currency loss for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets in the second quarter of fiscal 2023 was recognized by S&W Australia as a result of the contribution of its Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia, as discussed under the caption “Strategic Review,” above.

Change in Contingent Consideration Obligation

The decrease in benefit to non-cash change in contingent consideration compared to the prior year period is due to the February 2022 final valuation of the contingent consideration obligation from the 2020 acquisition of Pasture Genetics Pty Ltd. The valuation resulted in no contingent consideration due, and a reversal of the remaining $0.5 million accrual.

Interest Expense - Amortization of Debt Discount

The increased debt amortization expense in the second quarter of fiscal 2023 compared to the prior year period was due to the amortization of the financial commitment asset established in conjunction with the MFP Loan Agreement beginning in September 2022 (see “Capital Resources and Requirements—MFP Loan Agreement,” below).

Interest Expense, Net

Interest expense for the three months ended December 31, 2022, and 2021 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment capital leases. The $0.5 million increase in interest expense for the three months ended December 31, 2022, was primarily driven by increases in average borrowings on the working capital credit facilities and increased interest rates on both our United States and Australian wholly owned subsidiaries.

Gain on Sale of Equity Investment

The gain on sale of equity investment was a result of the sale of the remainder of our investment in Bioceres.

(Benefit from) Provision for Income Tax Benefit

Income tax (benefit) totaled ($0.3) million for the three months ended December 31, 2022 compared to income tax expense of $0.3 million for the three months ended December 31, 2021. Our effective tax rate was 4.5% for the three months ended December 31, 2022 compared to an effective tax rate of (2.7)% for the three months ended December 31, 2021. Our effective tax rate for the three months ended December 31, 2022 was 4.5% due primarily to the valuation allowance recorded against substantially all of our deferred tax assets, and the tax effects of the partnership with Trigall Genetics entered into during the quarter. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to income tax expense related to our foreign operations and minor state taxes.

Six Months ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

The following table presents our results of operations for the periods indicated:

	Six Months Ended December 31,
	2022		2021		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$32,803,667	100.0%	$28,163,090	100.0%	$4,640,577	16.5%
Cost of revenue	25,549,865	77.9%	23,376,057	83.0%	2,173,808	9.3%
Gross profit	7,253,802	22.1%	4,787,033	17.0%	2,466,769	51.5%
Operating expenses
Selling, general and administrative expenses	11,294,058	34.4%	12,642,887	44.9%	(1,348,829)	(10.7)%
Research and development expenses	3,018,853	9.2%	4,105,541	14.6%	(1,086,688)	(26.5)%
Depreciation and amortization	2,590,338	7.9%	2,704,698	9.6%	(114,360)	(4.2)%
Total operating expenses	16,903,249	51.5%	19,453,126	69.1%	(2,549,877)	(13.1)%
Loss from operations	(9,649,447)	(29.4)%	(14,666,093)	(52.1)%	5,016,646	(34.2)%
Other (income) expense
Foreign currency loss	367,539	1.1%	421,028	1.5%	(53,489)	(12.7)%
Gain on disposal of intangible assets	(1,796,252)	(5.5)%	—	—	(1,796,252)	--
Change in contingent consideration obligation	—	—	(528,630)	(1.9)%	528,630	(100.0)%
Interest expense - amortization of debt discount	861,755	2.6%	413,391	1.5%	448,364	108.5%
Interest expense, net	1,879,006	5.7%	1,142,539	4.1%	736,467	64.5%
Gain on sale of equity investment	(32,030)	(0.1)%	—	—	(32,030)	--
Other income	(39,709)	(0.1)%	(10,589)	(0.0)%	(29,120)	275.0%
Loss before income taxes	(10,889,756)	(33.2)%	(16,103,832)	(57.2)%	5,214,076	(32.4)%
(Benefit from) provision for income taxes	(383,960)	(1.2)%	91,974	0.3%	(475,934)	(517.5)%
Net loss	(10,505,796)	(32.0)%	(16,195,806)	(57.5)%	5,690,010	(35.1)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the six months ended December 31, 2022 and the six months ended December 31, 2021. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Revenue

The year-over-year increase in revenue for the six months ended December 31, 2022 was primarily due to the increase in product revenue from alfalfa sales to the MENA region of $6.6 million and increased alfalfa and sorghum sales to North America of $2.0 million. These revenue increases were partially offset by a decrease in sorghum sales to the MENA region of $1.7 million, a decrease in service revenue in the United States of $1.3 million, a decrease in pasture product sales to Australia of $0.5 million, a decrease in sorghum sales to Asia of $0.3 million, and a decrease in alfalfa sales to South America of $0.3 million.

Cost of Revenue and Gross Margin

Cost of revenue increased year-over-year due to increased sales in the six months ended December 31, 2022, but gross margin improved compared to the prior year period, primarily driven by increased sales of higher margin alfalfa seed in the MENA region and grain sorghum seed in North America, as well as decreased sales of lower margin sorghum products in the MENA region.

Cost of revenue for the six months ended December 31, 2022 and 2021 included inventory write-downs of $0.7 million and $0.7 million, respectively, related to certain inventory lots that had deteriorated in quality and germination rates.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the six months ended December 2022 compared to the prior year period is attributable to a $0.7 million decrease in stock-based compensation expense as a result of the accelerated vesting of equity awards of a former executive officer during the six months ended December 31, 2021, $0.6 million in reduced payroll and related expenses as a result of management’s cost reduction efforts, and $0.2 million decrease in advertising and marketing, offset by a $0.1 million increase in consulting and professional fees.

Research and Development Expenses

The year-over-year decrease in research and development expenses for the six months ended December 31, 2022 is attributable to a $0.4 million reduction in United States field trial related expenses, $0.4 million in reduced salaries, wages and related employment expenses as a result of management’s cost reduction efforts, $0.2 million reduction of investment in our sunflower programs in Hungary and $0.1 million reduction in consulting and professional fees.

Depreciation and Amortization

The decrease in depreciation and amortization expenses for the six months ended December 2022 compared to the six months ended 2021 was attributable to decreased depreciation expense on assets held by S&W Australia.

Foreign Currency Loss

The decrease in foreign currency loss for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets in the second quarter of fiscal 2023 was recognized by S&W Australia as a result of its contribution of its Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia, as discussed under the caption “Strategic Review,” above.

Change in Contingent Consideration Obligation

The decrease in benefit to non-cash change in contingent consideration compared to the prior year period is due to the February 2022 final valuation of the contingent consideration obligation from the 2020 acquisition of Pasture Genetics Pty Ltd. The valuation resulted in no contingent consideration due, and a reversal of the remaining $0.5 million accrual.

Interest Expense - Amortization of Debt Discount

The increased debt amortization expense in the six months ended December 31, 2022 compared to the prior year period was due to the amortization of the financial commitment asset established in conjunction with the MFP Loan Agreement beginning in September 2022 (see “Capital Resources and Requirements—MFP Loan Agreement,” below).

Interest Expense, Net

Interest expense for the six months ended December 31, 2022, and 2021 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment capital leases. The $0.7 million increase in interest expense for the six months ended December 31, 2022 was primarily driven by increases in average borrowings on the working capital credit facilities and increased interest rates on both our United States and Australian wholly owned subsidiaries.

Gain on Sale of Equity Investment

The gain on sale of equity investment was a result of the sale of the remainder of our investment in Bioceres.

(Benefit from) Provision for Income Tax Benefit

The income tax (benefit) totaled $(0.4) million for the six months ended December 31, 2022 compared to a $0.1 million income tax provision for the six months ended December 31, 2021. Our effective tax rate was 3.5% during the six months ended December 31, 2022 compared to -0.6% for the six months ended December 31, 2021. Our effective tax rate for the six months ended December 31, 2022 was 3.5% due primarily to the valuation allowance recorded against substantially all of our deferred tax assets, and the tax effects of the partnership with Trigall Genetics entered into during the second quarter. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia. Our effective tax rate for the current quarter is primarily due to income tax expense related to our foreign operations and minor state taxes.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we historically have paid our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2022, we paid our North American growers approximately 50% of amounts due in the fall of 2021 and the balance was paid in the spring of 2022. This payment cycle to our growers was similar in fiscal year 2021, and we expect it to be similar for fiscal year 2023. S&W Australia and Pasture Genetics, our Australia-based wholly owned subsidiaries, have production cycles that are counter-cyclical to North America; however, the timing of payments to Australian growers, which occurs in the second through fourth quarters, also puts a greater demand on our working capital and working capital requirements during these periods.

Historically, due to the concentration of sales to certain distributors, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from these distributors, which varies significantly from year to year.

We continuously monitor and evaluate our credit policies with all of our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our principal working capital components include cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and our working capital lines of credit.

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

We believe that cash flow from operations, cash payments from Shell pursuant to the Shell Partnership Agreement and undrawn availability under our existing debt facilities will be sufficient to meet our cash requirements over the next 12 months. We expect to meet our longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our debt facilities and issuances of equity securities or debt offerings, among other sources of capital. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional from, our existing debt facilities, and our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Below is a summary of material changes to our sources of capital during the six months ended December 31, 2022:

Trigall Australia Partnership

In connection with our partnership with Trigall Genetics (as discussed under “—Strategic Review”), we received $2.0 million in cash and a promissory note for $1.0 million due in December 2023. Under the partnership agreement we are obligated to make an aggregate of $560,000 of capital contributions to Trigall Australia through June 2025.

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended to date, or the CIBC Loan Agreement, provides for a $21.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the six months ended December 31, 2022:

•
on September 22, 2022, the CIBC Loan Agreement was amended to, among other things: (i) specify that the borrowing base eligible inventory sublimit cannot be reduced below the proceeds available to be drawn under the MFP Letter of Credit (as defined below), (ii) waive our non-compliance with certain financial covenants under the CIBC Loan Agreement and (iii) establish a minimum liquidity of no less than $1.0 million, tested weekly as of the last day of each week for the remainder of the term of the CIBC Loan Agreement;
•
on October 28, 2022, the CIBC Loan Agreement was amended to, among other things, increase (i) the total revolving loan commitment to $21.0 million from $18.0 million and (ii) the borrowing base eligible inventory sublimit to $12.0 million from $9.0 million; and
•
on December 23, 2022, the CIBC Loan Agreement was further amended to extend the maturity date of all revolving loans, advances and other obligations outstanding under the CIBC Loan Agreement from December 23, 2022 to March 23, 2023. As of December 31, 2022, we were in compliance with all covenants contained in the CIBC Loan Agreement, and approximately $4.8 million remained available for use under this credit facility.

NAB Finance Agreement

S&W Australia’s debt facilities with National Australia Bank or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated on October 24, 2022, and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32.0 million (USD $21.8 million as of December 31, 2022) to AUD $40.0 million (USD $27.2 million as of December 31, 2022), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of December 31, 2022) to AUD $2.0 million (USD $1.4 million as of December 31, 2022), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $33.3 million as of December 31, 2022) of credit. The NAB finance agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.2 million as of December 31, 2022).

Following the October 2022 amendments, the NAB Finance Agreement contained an undertaking requiring us to maintain a net related entity position of not more than AUD $25.0 million, and our ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of our control. Due to recent fluctuations in foreign currency conversion rates, we were not in compliance with this undertaking as of December 31, 2022, and we subsequently obtained a waiver from NAB with respect to such non-compliance as of December 31, 2022. On February 8, 2023, we further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million (see "Amendment of NAB Finance Agreement," below). As of December 31, 2022, approximately AUD $4.3 million (USD $2.9 million) remained available for use under the NAB Finance Agreement.

Rooster Note

Our promissory note, dated November 30, 2017, originally issued to Conterra Agricultural Capital, LLC, and subsequently endorsed to Rooster, as amended to date, or the Rooster Note, originally bore interest of 7.75% per annum, and on July 1, 2022, we made the final semi-annual principal and interest payment of $454,185. On September 22, 2022, we entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022. On December 23, 2022, we entered into an amendment to increase the interest rate on the Rooster Note from 7.75% to 9.25% per annum and extend the Rooster Note’s maturity date to March 1, 2023. On February 6, 2023, the Rooster Note was paid off in full by Shell in connection with the Vision Bioenergy partnership (see “—Payoff of Rooster Note”).

MFP Loan Agreement

On September 22, 2022, our largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support our obligations under the CIBC Loan Agreement. The MFP Letter of Credit initially matured on January 23, 2023, one month after the maturity date of the existing CIBC Loan Agreement. Concurrently, on September 22, 2022, we entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to us. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances.

Concurrent with the October 28, 2022 amendment to the CIBC Loan Agreement (as described above), MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to us from $9.0 million to $12.0 million. In connection with the December 23, 2022 amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023

The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, we will pay to MFP a cash fee through the maturity date of the MFP Letter of Credit equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, half of which will be payable in cash on the last day of each fiscal quarter and half of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, we elect to pay such interest in cash.

The MFP Loan Agreement includes customary affirmative and negative covenants and events of default. The MFP Loan Agreement is secured by substantially all of our assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Below is a summary of material changes to our sources of capital during subsequent to the six months ended December 31, 2022:

Shell Partnership

On February 6, 2023, S&W and Shell entered into a joint venture for the development and production of sustainable biofuel feedstocks through Vision Bioenergy (see “—Strategic Review” above), and we received $7.0 million at the Shell JV Closing and will be eligible to receive an additional $6.0 million in February 2024.

Payoff of Rooster Note

On February 6, 2023, the principal and accrued interest on the Rooster Note was paid off in its entirety in connection with the Vision Bioenergy partnership.

Amendment of NAB Finance Agreement

On February 8, 2023, we further amended the NAB Finance Agreement to change the maximum permissble net related entity position from AUD $25.0 million to USD $18.5 million. We believe that this amendment to the NAB Finance Agreement will provide us with greater control over our compliance with this undertaking.

Summary

The CIBC Loan Agreement and our debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022 and June 30, 2022, and were required to obtain waivers and/or amendments from CIBC. In particular, the CIBC Loan Agreement as presently in effect requires us to maintain minimum liquidity of no less than $1.0 million and the NAB Finance Agreement, as amended, includes an undertaking that requires us to maintain a net related entity position of not more than USD $18.5 million. We are actively pursuing refinancing of the CIBC Loan Agreement.

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

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, NAB or our other lenders, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities	$(8,399,653)	$(8,065,824)
Cash flows from investing activities	2,248,663	(1,206,255)
Cash flows from financing activities	5,446,944	8,699,613
Effect of exchange rate changes on cash	(24,290)	(233,405)
Net decrease in cash and cash equivalents	(728,336)	(805,871)
Cash and cash equivalents, beginning of period	2,056,508	3,527,937
Cash and cash equivalents, end of period	$1,328,172	$2,722,066

Operating Activities

For the six months ended December 31, 2022, operating activities used $8.4 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $8.0 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows used $0.4 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a $5.6 million increase in deferred revenue from prepayments for our fiscal 2023 United States domestic business and decreased inventories of $0.6 million, offset by a $4.0 million increase in accounts receivable, a decrease in accounts payable and accruals of $1.6 million, and a $0.7 million increase in other non-current assets.

For the six months ended December 31, 2021, operating activities used $8.1 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $11.0 million in cash, while changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.0 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue from prepayment on end of season revenue of $5.5 million, a decrease in accounts receivable of $2.5 million, and an increase in accounts payable of $1.1 million, partially offset by an increase in inventory of $5.7 million.

Investing Activities

Investing activities during the six months ended December 31, 2022 provided $2.2 million in cash, which resulted from $2.0 million in proceeds from the partnership transaction between Trigall Genetics and S&W Australia, $0.4 million in proceeds from the sale of our remaining shares of Bioceres stock, offset by $0.2 million in additions to property, plant and equipment for our United States and Australian facilities.

Investing activities during the six months ended December 31, 2021 used $1.2 million of cash, consisting of additions to property, plant and equipment.

Financing Activities

Financing activities during the six months ended December 31, 2022 provided $5.4 million in cash, consisting of $6.6 million in net borrowings on the working capital lines of credit and $0.3 million of borrowings of long-term debt, partially offset by repayments of long-term debt of $1.1 million and debt issuance costs of $0.4 million.

Financing activities during the six months ended December 31, 2021 provided $8.7 million in cash. During the six months ended December 31, 2021, we had net borrowings on the working capital lines of credit and borrowings of long-term debt of $4.8 million, net proceeds from sale of common stock of $4.9 million, partially offset by net repayments of long-term debt of $0.7 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the six months ended December 31, 2022, and we expect this to continue throughout the remainder of fiscal year 2023. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Critical Accounting Estimates

This discussion of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, judgments and assumptions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. Our actual results may differ from these estimates under different assumptions or conditions.

A critical accounting estimate is one that involves a significant level of estimation uncertainty and has had or is reasonably likely to have a material impact on our financial condition or results of operations. Accordingly, we believe that our estimates for revenue recognition, internal-use software, and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations.

During the six months ended December 31, 2022, there were no changes in our critical accounting estimates. For additional information regarding our critical accounting estimates, see the discussion under "Critical Accounting Policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 8, 2023, S&W Australia, our wholly owned Australian subsidiary, entered into an amendment to the NAB Finance Agreement to revise the maximum permissible net related entity position from AUD $25.0 million to USD $18.5 million.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

10.1	Amendment and Restatement Deed, dated October 18, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.

10.2	Amendment Deed, dated October 21, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.

10.3	Seventh Amendment to Loan and Security Agreement, dated October 28, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

10.4	First Amendment to Subordinate Loan and Security Agreement, dated October 28, 2022, by and between S&W Seed Company and MFP Partners, L.P.

10.5	Eighth Amendment to Loan and Security Agreement, dated December 23, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.

10.6	Second Amendment to Subordinate Loan and Security Agreement, dated December 22, 2022, by and between S&W Seed Company and MFP Partners, L.P.

10.7	Third Amendment to Note, dated December 23, 2022, by and between S&W Seed Company and Rooster Capital LLC.

10.8+	S&W Seed Company Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(4)
Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on August 4, 2017 (File No. 333-219726).
(5)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(6)
Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2022 (File No. 001-34719).

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&W SEED COMPANY

Date: February 13, 2023	By:	/s/ Elizabeth Horton
Elizabeth Horton
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)