Form 10-Q
period 2023-03-31
S&W Seed Co
filed 2023-05-11
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of common stock of the registrant as of May 8, 2023 was 42,963,993.

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
•
whether we are able to maintain compliance with our current loan agreements, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
the COVID-19 pandemic and other geopolitical and macroeconomic events, such as global inflation, bank failures, supply chain disruptions, uncertain market conditions and the ongoing military conflict between Russia and Ukraine and related sanctions, the armed conflict in Sudan, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2023	June 30, 2022
CURRENT ASSETS
Cash and cash equivalents	$1,569,463	$2,056,508
Accounts receivable, net	20,424,589	19,051,236
Inventories, net	55,666,627	54,515,894
Prepaid expenses and other current assets	10,748,580	1,605,987
TOTAL CURRENT ASSETS	88,409,259	77,229,625
Property, plant and equipment, net	10,241,685	16,871,669
Intangibles, net	30,328,212	34,095,827
Right of use assets - operating leases	3,344,109	4,094,253
Equity method investments	24,121,771	367,970
Other assets	2,038,618	1,128,507
TOTAL ASSETS	$158,483,654	$133,787,851

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,441,428	$15,901,116
Deferred revenue	1,411,651	605,960
Accrued expenses and other current liabilities	8,686,623	10,788,740
Current portion of working capital lines of credit, net	42,783,136	12,678,897
Current portion of long-term debt, net	1,058,051	8,316,783
TOTAL CURRENT LIABILITIES	71,380,889	48,291,496
Long-term working capital lines of credit, less current portion	—	21,703,286
Long-term debt, net, less current portion	3,648,732	3,992,540
Other non-current liabilities	2,575,442	3,587,041
TOTAL LIABILITIES	77,605,063	77,574,363
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at March 31, 2023 and June 30, 2022	5,154,079	4,804,819
TOTAL MEZZANINE EQUITY	5,154,079	4,804,819
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,914,070 issued and 42,889,070 outstanding at March 31, 2023; 42,608,758 issued and 42,583,758 outstanding at June 30, 2022	42,914	42,609
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	167,297,153	163,892,575
Accumulated deficit	(84,598,398)	(105,873,557)
Accumulated other comprehensive loss	(6,908,157)	(6,560,600)
Non-controlling interests	25,196	41,838
TOTAL STOCKHOLDERS' EQUITY	75,724,512	51,408,669
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$158,483,654	$133,787,851

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$17,662,307	$23,186,877	$50,465,974	$51,349,967
Cost of revenue	13,231,836	20,481,463	38,781,701	43,857,520
Gross profit	4,430,471	2,705,414	11,684,273	7,492,447
Operating expenses
Selling, general and administrative expenses	5,990,651	5,582,060	17,289,120	18,260,785
Research and development expenses	1,208,038	1,904,631	4,226,891	6,010,172
Depreciation and amortization	1,107,206	1,379,856	3,697,544	4,084,554
Loss (gain) on disposal of property, plant and equipment	37,325	49,796	32,914	13,957
Total operating expenses	8,343,220	8,916,343	25,246,469	28,369,468
Loss from operations	(3,912,749)	(6,210,929)	(13,562,196)	(20,877,021)
Other (income) expense
Foreign currency loss	331,889	146,935	699,428	567,963
Government grant income	(1,444,044)	—	(1,444,044)	—
Gain on sale of business interest	(38,323,506)	—	(38,323,506)	—
Gain on sale of equity investment	—	(68,967)	(32,030)	(68,967)
Gain on disposal of intangible assets	—	—	(1,796,252)	—
Change in contingent consideration obligation	—	(185,800)	—	(714,429)
Interest expense - amortization of debt discount	697,840	246,801	1,559,595	660,191
Interest expense, net	1,163,533	592,853	3,042,539	1,735,392
Other (income) expenses	1,641,406	(3,157)	1,601,697	(13,746)
Income (loss) before income taxes	32,020,133	(6,939,594)	21,130,377	(23,043,425)
Provision for (benefit from) income taxes	(500,118)	322,661	(884,078)	414,636
Income (loss) before equity in net earnings of affiliates	32,520,251	(7,262,255)	22,014,455	(23,458,061)
Equity in loss of equity method investees, net of tax	406,678	—	406,678	—
Net income (loss)	$32,113,573	$(7,262,255)	$21,607,777	$(23,458,061)
(Loss) income attributable to non-controlling interests	(5,792)	42,668	(16,642)	41,939
Net income (loss) attributable to S&W Seed Company	$32,119,365	$(7,304,923)	$21,624,419	$(23,500,000)

Calculation of net income (loss) per share:
Net income (loss) attributable to S&W Seed Company	$32,119,365	$(7,304,923)	$21,624,419	$(23,500,000)
Dividends accrued for participating securities and accretion	(121,137)	(53,195)	(349,260)	(53,195)
Net income (loss) attributable to common shareholders	$31,998,228	$(7,358,118)	$21,275,159	$(23,553,195)

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$0.75	$(0.19)	$0.50	$(0.62)
Diluted	$0.74	$(0.19)	$0.50	$(0.62)
Weighted average number of common shares outstanding: basic and diluted
Basic	42,790,693	39,515,547	42,681,201	38,240,917
Diluted	43,166,148	39,515,547	42,873,830	38,240,917

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$32,113,573	$(7,262,255)	$21,607,777	$(23,458,061)
Foreign currency translation adjustment, net of income taxes	(172,782)	480,280	(347,557)	272,502
Comprehensive income (loss)	31,940,791	(6,781,975)	21,260,220	(23,185,559)
Comprehensive (loss) income attributable to non-controlling interests	(5,792)	42,668	(16,642)	41,939
Comprehensive income (loss) attributable to S&W Seed Company	$31,946,583	$(6,824,643)	$21,276,862	$(23,227,498)

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2021	—	$—	38,914,660	$38,915	(25,000)	$(134,196)	$155,853,135	$(85,506,986)	$(31,735)	$(6,058,604)	$64,160,529
Stock-based compensation	—	—	—	—	—	—	413,293	—	—	—	413,293
Issuance of Series B convertible preferred stock	1,695	4,638,521	—	—	—	—	—	—	—	—	—
Series B detachable warrant	—	12,919	—	—	—	—	361,729	(12,919)	—	—	348,810
Accrued dividends on Series B convertible preferred stock	—	40,276	—	—	—	—	—	(40,276)	—	—	(40,276)
Net issuance to settle RSUs	—	—	18,056	18	—	—	(20,458)	—	—	—	(20,440)
Proceeds from sale of common stock, net of expenses	—	—	2,633,052	2,633	—	—	5,734,449	—	—	—	5,737,082
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	480,280	480,280
Net (loss) income	—	—	—	—	—	—	—	(7,304,923)	42,668	—	(7,262,255)
Balance, March 31, 2022	1,695	$4,691,716	41,565,768	$41,566	(25,000)	$(134,196)	$162,342,148	$(92,865,104)	$10,933	$(5,578,324)	$63,817,023

Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933
Stock-based compensation	—	—	—	—	—	—	619,892	—	—	—	619,892
Issuance of common stock for cash upon exercise of stock options	—	—	1,050	1	—	—	996	—	—	—	997
Series B detachable warrant	—	25,838	—		—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	95,299	—	—	—	—	—	(95,299)	—	—	(95,299)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,092,000	—	—	—	1,092,000
Net issuance to settle RSUs	—	—	22,142	23	—	—	(12,737)	—	—	—	(12,714)
Proceeds from sale of common stock, net of expenses	—	—	102,455	102	—	—	152,648	—	—	—	152,750
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(172,782)	(172,782)
Net income (loss)	—	—	—	—	—	—	—	32,119,365	(5,792)	—	32,113,573
Balance, March 31, 2023	1,695	$5,154,079	42,914,070	$42,914	(25,000)	$(134,196)	$167,297,153	$(84,598,398)	$25,196	$(6,908,157)	$75,724,512

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation	—	—	—	—	—	—	1,821,808	—	—	—	1,821,808
Issuance of Series B convertible preferred stock	1,695	4,638,521	—	—	—	—	—	—	—	—	—
Series B detachable warrant	—	12,919	—	—	—	—	361,729	(12,919)	—	—	348,810
Accrued dividends on Series B convertible preferred stock	—	40,276	—	—	—	—	—	(40,276)	—	—	(40,276)
Net issuance to settle RSUs	—	—	311,542	312	—	—	(179,039)	—	—	—	(178,727)
Proceeds from sale of common stock, net of expenses	—	—	4,481,243	4,481	—	—	10,653,293	—	—	—	10,657,774
Other comprehensive income	—	—	—	—	—	—	—	—	—	272,502	272,502
Net loss	—	—	—	—	—	—	—	(23,500,000)	41,939	—	(23,458,061)
Balance, March 31, 2022	1,695	$4,691,716	41,565,768	$41,566	(25,000)	$(134,196)	$162,342,148	$(92,865,104)	$10,933	$(5,578,324)	$63,817,023

Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	1,381,898	—	—	—	1,381,898
Issuance of common stock for cash upon exercise of stock options	—	—	1,050	1	—	—	996	—	—	—	997
Series B detachable warrant	—	77,514	—	—	—	—	—	(77,514)	—	—	(77,514)
Accrued dividends on Series B convertible preferred stock	—	271,746	—	—	—	—	—	(271,746)	—	—	(271,746)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,894,901	—	—	—	1,894,901
Net issuance to settle RSUs	—	—	201,807	202	—	—	(25,865)	—	—	—	(25,663)
Proceeds from sale of common stock, net of expenses	—	—	102,455	102	—	—	152,648	—	—	—	152,750
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(347,557)	(347,557)
Net income (loss)	—	—	—	—	—	—	—	21,624,419	(16,642)	—	21,607,777
Balance, March 31, 2023	1,695	$5,154,079	42,914,070	$42,914	(25,000)	$(134,196)	$167,297,153	$(84,598,398)	$25,196	$(6,908,157)	$75,724,512
See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,607,777	$(23,458,061)
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities:
Stock-based compensation	1,382,895	1,821,808
Allowance for doubtful accounts	(76,575)	200,458
Inventory write-down	1,125,715	1,877,229
Depreciation and amortization	3,697,544	4,084,554
Loss on disposal of property, plant and equipment	32,914	13,957
Gain on disposal of intangible assets	(1,796,252)	—
Gain on sale of business interest	(38,323,506)	—
Gain on sale of equity investment	(32,030)	—
Equity in loss of equity method investees, net of tax	406,678	—
Government grant income	(1,444,044)	—
Change in deferred tax provision	(915,449)	—
Change in foreign exchange contracts	(167,688)	46,157
Foreign currency transactions	(1,320,052)	—
Change in contingent consideration obligation	—	(714,429)
Amortization of debt discount	1,559,595	660,191
Changes in:	—
Accounts receivable	(347,874)	(4,272,470)
Unbilled accounts receivable	(149,735)	—
Inventories	(2,961,203)	(10,256,441)
Prepaid expenses and other current assets	1,470,258	363,963
Other non-current assets	(786,506)	(152,621)
Accounts payable	1,868,140	8,866,376
Deferred revenue	806,691	2,670,287
Accrued expenses and other current liabilities	(1,438,490)	360,147
Other non-current liabilities	(27,198)	(117,524)
Net cash used in operating activities	(15,828,395)	(18,006,419)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(925,747)	(1,637,547)
Proceeds from disposal of property, plant and equipment	6,292	79,862
Net proceeds from sale of equity investment	400,000	988,504
Proceeds from partnership transaction	2,000,000	—
Capital contributions to partnerships	(119,897)	—
Proceeds from sale of business interest	7,000,000	—
Net cash provided by (used in) investing activities	8,360,648	(569,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	152,750	10,657,775
Net proceeds from sale of Series B convertible preferred stock	—	5,000,250
Taxes paid related to net share settlements of stock-based compensation awards	(25,663)	(178,727)
Borrowings and repayments on lines of credit, net	7,825,838	2,757,274
Borrowings of long-term debt	298,694	860,801
Debt issuance costs	(324,629)	(169,901)
Repayments of long-term debt	(1,361,496)	(1,027,959)
Net cash provided by financing activities	6,565,494	17,899,513
EFFECT OF EXCHANGE RATE CHANGES ON CASH	415,208	290,069
NET DECREASE IN CASH & CASH EQUIVALENTS	(487,045)	(386,018)
CASH AND CASH EQUIVALENTS, beginning of the period	2,056,508	3,527,937
CASH AND CASH EQUIVALENTS, end of period	$1,569,463	$3,141,919

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

The Company is a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities, which are located in Texas, New South Wales and South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company is currently focused on growing sales of their proprietary and traited products, improving margins through pricing and operational efficiencies, and developing the camelina market via a newly formed partnership.

Investments and Partnership Activity

Shell Partnership

On February 6, 2023, S&W and Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), entered into a partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, or Vision Bioenergy. Under the terms of the partnership agreement, S&W contributed production and research facilities, along with certain personal property, including vehicles and other similar equipment, into its Vision Bioenergy subsidiary and subsequently sold a 66% interest in the subsidiary to Shell. See Note 11 for further information.

Trigall Australia Partnership

Effective December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. See Note 11 for further information.

Bioceres Investment

As of June 30, 2021, the Company held an investment in Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina. During the third quarter of fiscal year 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $988,504, which included a gain on the sale of marketable securities of $68,967. The carrying value of the remainder of the investment was $367,970 at June 30, 2022, which was reported in Equity method investments on the Company's consolidated balance sheet. During the nine months ended March 31, 2023, the Company sold off the remainder of its investment in Bioceres, S.A. for net proceeds of $400,000, which included a gain on the sale of equity investment of $32,030.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, inventory valuation, the carrying value of the Company's equity investments, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

The Company believes the estimates and assumptions underlying the accompanying condensed consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these condensed consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

Excluding the gain recognized in relation to the Vision Bioenergy partnership, the Company is not profitable and has recorded negative cash flows for the last several years. For the nine months ended March 31, 2023, the Company reported net income of $21.6 million and net cash used in operations of $15.8 million. As of March 31, 2023, the Company had cash on hand of $1.6 million. The Company had $1.8 million of unused availability from its working capital facilities as of March 31, 2023 (see Note 7 for further discussion). The Company also has access to capital under ATM Common Stock Sales (defined below in Note 9), which had $6.2 million remaining available to sell under the ATM agreement as of March 31, 2023.

The Company’s Loan and Security Agreement, dated March 22, 2023, or the CIBC Loan Agreement, with CIBC Bank USA, or CIBC, which matures on August 31, 2024 ($18.3 million outstanding as of March 31, 2023), and its debt facilities with National Australia Bank, or NAB, contain various operating and financial covenants (see Note 7). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. For example, the Company was not in compliance with certain covenants in the CIBC Loan Agreement as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022, and June 30, 2022, and was required to obtain waivers and/or amendments from CIBC. The CIBC Loan Agreement as presently in effect requires the Company to meet minimum Adjusted EBITDA levels on a quarterly basis, and the NAB Finance Agreement (as defined below) includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million. The Company met all financial covenants as of March 31, 2023, but there can be no assurance the Company will be successful in meeting its covenants or securing future waivers and/or amendments from its lenders. If the Company is unsuccessful in doing so and cannot obtain other financing options, it may need to reduce the scope of its operations, repay amounts owed to its lenders or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the condensed consolidated statement of operations. For the nine months ended March 31, 2023, a $0.6 million loss was recognized to cost of revenues and a $0.7 million foreign currency loss was recorded to other (income) expense. For the three months ended March 31, 2023, a $0.4 million loss was recognized to cost of revenues and a $0.3 million foreign currency loss was recorded to other (income) expense.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $258,821 and $233,927 on March 31, 2023 and June 30, 2022, respectively.

Inventories

Components of inventory are as follows:

	As of	As of
	March 31, 2023	June 30, 2022
Raw materials and supplies	$3,312,634	$2,645,764
Work in progress	12,890,422	6,677,980
Finished goods	39,463,571	45,192,150
Inventories, net	$55,666,627	$54,515,894

Employee Retention Credit

In response to the COVID-19 pandemic, the Employee Retention Credit, or ERC, was established under the Coronavirus Aid, Relief, and Economic Security Act. The ERC is a refundable tax credit meant for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Companies who meet the eligibility requirements can claim the ERC on an original or adjusted employment tax return for a period within those dates.

In March 2023, the Company determined that it qualifies for $1.4 million in relief for the period from April 1, 2021 to September 30, 2021. Upon receipt of the relief, the Company will owe $0.2 million in tax advisory costs associated with the assessment of the tax credit. Further research is ongoing to determine if the Company qualifies for any other reporting periods. As there is no authoritative guidance under US GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the $1.4 million benefit as Government grant income in the condensed consolidated statements of operations during the three and nine month periods ended March 31, 2023. A corresponding accrual of the tax credit receivable was recorded as a current asset on the condensed consolidated balance sheet as of March 31, 2023.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2023 and 2022 has been affected by the valuation allowance on the Company’s deferred tax assets as well as the gain related to the formation of our wheat partnership with Trigall.

Net Income (Loss) Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net income attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and nine month periods ended March 31, 2023 and 2022.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to S&W Seed Company	$32,119,365	$(7,304,923)	$21,624,419	$(23,500,000)
Dividends accrued for participating securities	(95,299)	(40,276)	(271,746)	(40,276)
Accretion of Series B Preferred Stock redemption value	(25,838)	(12,919)	(77,514)	(12,919)
Numerator for net income (loss) per common share - basic and diluted	$31,998,228	$(7,358,118)	$21,275,159	$(23,553,195)
Denominator:
Denominator for basic EPS - weighted average shares	42,790,693	39,515,547	42,681,201	38,240,917
Less: weighted average shares - dilutive securities:
Employee stock options	182,574	—	60,858	—
Employee restricted stock options	192,881	—	131,771	—
Denominator for diluted EPS - weighted average shares	43,166,148	39,515,547	42,873,830	38,240,917
Net income (loss) per common share - basic	$0.75	$(0.19)	$0.50	$(0.62)
Net income (loss) per common share - diluted	$0.74	$(0.19)	$0.50	$(0.62)

Anti-dilutive shares, which have been excluded from the computation of diluted income (loss) per share, included 4,319,232 employee stock options, 1,695,000 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 2,633,400 shares of common stock related to the MFP Loan Agreement (as defined below), 559,350 warrants issued with the Company's Series B Convertible Preferred Stock, and 48,439 restricted stock units. The terms and conditions of these securities are more fully described in Note 9 and Note 10 in these condensed consolidated financial statements and in Note 13 and Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC. For the period ended March 31, 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended March 31, 2023 and 2022.

No one customer accounted for more than 10% of the Company’s accounts receivable as of March 31, 2023 and as of June 30, 2022.

The Company sells a substantial portion of its products to international customers (see Note 4). Sales to international markets represented 55% and 60% of revenue during the three months ended March 31, 2023 and 2022, respectively. Sales to international markets represented 75% and 70% of revenue during the nine months ended March 31, 2023 and 2022, respectively. The net book value of fixed assets located outside the United States was 31% and 22% of total fixed assets on March 31, 2023 and June 30, 2022, respectively. Cash balances located outside of the United States may not be insured and totaled $439,920 and $811,551 on March 31, 2023 and June 30, 2022, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $879,542 and $994,957 on March 31, 2023 and June 30, 2022, respectively.

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

The carrying value of cash and cash equivalents, financial commitment assets (see Note 9), the promissory note issued from Trigall (see Note 11), accounts payable, short-term and all long-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rates and market rates.

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 11). The note, which is due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which is our estimated discount rate for similar instruments. The receivable balance is being accreted to the full receivable amount on a straight-line basis over the remaining receivable term due to its short-term maturity. The receivable balance was $5.8 million as of March 31, 2023.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.6 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. No adjustment to the fair value was recorded as of March 31, 2023.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value at 3/31/23	Valuation Technique	Unobservable Input	Range
Purchase Option	$604,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$812,362	$—
Vision Bioenergy interest purchase option	—	—	604,000
Total	$—	$812,362	$604,000

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$996,106	$—
Total	$—	$996,106	$—

Recent Accounting Pronouncements Not Yet Adopted

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of March 31, 2023 and June 30, 2022 are as follows:

Leases	Balance Sheet Classification:	March 31, 2023	June 30, 2022
Assets:
Right of use assets - finance leases		$1,736,128	$2,071,609
Accumulated amortization - finance leases		(1,104,261)	(1,131,842)
Right of use assets - finance leases, net	Other assets	631,867	939,767
Right of use assets - operating leases	Right of use assets - operating leases	3,344,109	4,094,253
Total lease assets		$3,975,976	$5,034,020

Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$402,164	$804,309
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	1,254,357	1,341,198
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	246,977	500,723
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	2,337,168	3,042,311
Total lease liabilities		$4,240,666	$5,688,541

The components of lease cost are as follows:

Lease cost:	Income Statement Classification:	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Operating lease cost	Cost of revenue	$193,011	$540,260
Operating lease cost	Selling, general and administrative expenses	45,040	155,288
Operating lease cost	Research and development expenses	92,016	316,833
Finance lease cost	Depreciation and amortization	120,263	385,901
Finance lease cost	Interest expense, net	8,714	30,033
Total lease costs		$459,044	$1,428,315

Maturities of lease liabilities as of March 31, 2023, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2023	$359,999	$126,830
2024	1,387,727	367,055
2025	978,126	144,272
2026	641,966	51,829
2027	400,807	-
Thereafter	102,974	-
Total lease payments	3,871,599	689,986
Less: Interest	(280,074)	(40,845)
Present value of lease liabilities	$3,591,525	$649,141

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2023:

Operating lease remaining lease term	3.3 years
Operating lease discount rate	4.14%
Finance lease remaining lease term	1.1 years
Finance lease discount rate	6.04%
Cash paid for operating leases	$1,063,242
Cash paid for finance leases	490,810

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating and packaging services to other seed producers. The Company also derives service revenue from its two partnerships, Trigall Australia and Vision Bioenergy, by providing administrative services under a service level agreement.

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

The Company has certain contracts with customers that offer a limited right of return on certain branded products through the end of the current sales year (September through August). The products must be in an unopened and undamaged state and must be resalable in the sole opinion of the Company to qualify for a refund. The Company uses a historical returns percentage to estimate the refund liability and records a reduction of revenue in the period in which revenue is recognized.

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

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts (see Note 2). When it becomes probable that a trade receivable will not be collected, it is written off against the allowance for doubtful accounts. If an account that has been written off is subsequently corrected, the provision for doubtful receivables is reversed, which can result in a net negative provision in a period. During the three and nine months ended March 31, 2023, the Company recorded a net provision for doubtful receivables of $48,634 and a net reversal of the allowance for doubtful accounts of ($76,575), respectively.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the nine months ended March 31, 2023, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022. During the nine months ended March 31, 2022, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2021.

ADAMA Collaboration Agreement

The Company has a collaboration agreement, or Collaboration Agreement, with Makhteshim Agan of North America, Inc., or ADAMA, for the development and commercialization of the Double Team Sorghum Weed Control System, or DT, which is comprised of ADAMA’s ACCase herbicide used in concert with the Company’s ACCase tolerant ATS Sorghum product, Double TeamTM Sorghum Cropping Solution. Both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. Although the DT product is designed to be used as a system, the Company sells only the Double TeamTM Sorghum seed portion of the system and recognizes the revenue consistent with its sales of other seed products.

Under the Collaboration Agreement, the Company will only label and promote ATS Sorghum products with ADAMA herbicides, while ADAMA will not sell ACCase herbicides for use on competing ATS Sorghum products. Further, all DT related trademarks are jointly owned by the Company and ADAMA, and each company grants the other a license free royalty to use these DT related trademarks. The parties have agreed to share the increase in commercial value created and realized by DT, or Total Value Share, with the Company and ADAMA taking 60% and 40% of the Total Share Value, respectively. The Total Share Value is the sum of (a) the increase in gross margin realized by the Company from sale of the Double TeamTM Sorghum product compared to margins realized by its non-ATS Sorghum products, (b) 100% of the ADAMA’s ACCase herbicide margin, and (c) any DT-related technology licensing fees received by either party. The Total Value Share is estimated each calendar quarter and a final net settlement is paid at the end of each market year, which ends in August. Estimated and final net settlement amounts to be paid or received are recorded as adjustments to cost of sales.

Double TeamTM Sorghum seed sales were $3.8 million and $5.0 million for the three and nine months ended March 31, 2023, respectively, and $1.7 million for the three and nine months ended March 31, 2022. The Total Value Share net settlement amounts pursuant to the Collaboration Agreement were not significant for the three and nine months ended March 31, 2023 and 2022.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Seed sales	$17,382,360	$22,791,148	$50,054,978	$49,946,635
Services	279,947	395,729	410,996	1,403,332
Total revenue	$17,662,307	$23,186,877	$50,465,974	$51,349,967

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
United States	$8,035,365	45%	$9,270,851	40%	$12,751,506	25%	$15,340,257	30%
Australia	7,336,338	42%	8,846,660	38%	12,522,642	25%	14,526,512	28%
Saudi Arabia	292,150	2%	1,168,502	5%	7,631,494	15%	6,316,258	12%
Mexico	482,300	3%	602,060	3%	4,297,823	8%	2,833,622	6%
Libya	—	0%	929,335	4%	2,995,608	6%	1,668,044	3%
Sudan	—	0%	265,292	1%	2,303,702	5%	1,644,073	3%
Pakistan	240,935	1%	—	0%	1,594,026	3%	1,409,147	3%
South Africa	(751)	0%	—	0%	1,063,255	2%	1,088,000	2%
Algeria	176,000	1%	557,510	2%	912,040	2%	959,810	2%
Argentina	(3,188)	0%	—	0%	803,264	2%	819,618	2%
Other	1,103,158	6%	1,546,667	7%	3,590,614	7%	4,744,626	9%
Total revenue	$17,662,307	100%	$23,186,877	100%	$50,465,974	100%	$51,349,967	100%

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2022	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at March 31, 2023
Trade name	$1,084,791	$—	$(147,630)	$(5,737)	$931,424
Customer relationships	5,499,815	—	(265,258)	(131,244)	5,103,313
GI customer list	42,983	—	(5,373)	—	37,610
Supply agreement	775,241	—	(56,725)	—	718,516
Grower relationships	1,331,581	—	(79,055)	—	1,252,526
Intellectual property	23,035,925	—	(1,039,162)	—	21,996,763
License agreement	1,986,598	(1,885,907)	(75,610)	(25,081)	(0)
Internal use software	338,893	—	(50,833)	—	288,060
	$34,095,827	$(1,885,907)	$(1,719,646)	$(162,062)	$30,328,212

	Balance at June 30, 2021	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2022
Trade name	$1,310,489	$—	$(203,009)	$(22,689)	$1,084,791
Customer relationships	6,302,591	—	(373,393)	(429,383)	5,499,815
Non-compete	5,058	—	(5,058)	—	—
GI customer list	50,146	—	(7,163)	—	42,983
Supply agreement	850,874	—	(75,633)	—	775,241
Grower relationships	1,436,988	—	(105,407)	—	1,331,581
Intellectual property	24,427,857	—	(1,391,932)	—	23,035,925
License agreement	2,340,269	—	(172,004)	(181,667)	1,986,598
Internal use software	406,670	—	(67,777)	—	338,893
	$37,130,942	$—	$(2,401,376)	$(633,739)	$34,095,827

On December 23, 2022, the Company transferred certain intellectual property rights under a license agreement to Trigall Australia as part of its equity investment in the partnership (see Note 11). Amortization expense totaled $548,438 and $598,399 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense totaled $1,719,646 and $1,798,227 for the nine months ended March 31, 2023 and 2022, respectively.

Estimated aggregate remaining amortization is as follows:

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$527,879	$2,154,690	$2,114,725	$1,975,491	$1,924,607	$21,630,820

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	March 31, 2023	June 30, 2022
Land and improvements	$942,919	$2,265,087
Buildings and improvements	3,371,017	8,119,960
Machinery and equipment	12,622,765	14,972,462
Vehicles	608,002	1,085,342
Leasehold improvements	552,810	552,810
Construction in progress	20,000	110,107
Total property, plant and equipment	18,117,513	27,105,768
Less: accumulated depreciation	(7,875,828)	(10,234,099)
Property, plant and equipment, net	$10,241,685	$16,871,669

Depreciation expense totaled $438,505 and $625,327 for the three months ended March 31, 2023 and 2022, respectively.

Depreciation expense totaled $1,591,997 and $1,809,915 for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 7 - DEBT

Total debt outstanding is presented on the consolidated balance sheet as follows:

	March 31, 2023	June 30, 2022

Current portion of working capital lines of credit
CIBC	$18,279,289	$12,804,611
National Australia Bank Limited	24,771,500	338,314
Debt issuance costs	(267,653)	(464,028)
Total current portion of working capital lines of credit, net	42,783,136	12,678,897
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	—	21,703,286
Total long-term portion of working capital lines of credit	—	21,703,286
Total working capital lines of credit, net	$42,783,136	$34,382,183
Current portion of long-term debt
Finance leases	$402,164	$804,309
Term Loan - National Australia Bank Limited	334,750	344,400
Machinery & equipment loans - National Australia Bank Limited	257,963	246,547
Machinery & equipment loans - Hyster	11,897	11,834
Vehicle loans - Ford Credit	51,277	40,341
Secured real estate note - Rooster	—	6,905,995
Debt issuance costs	—	(36,643)
Total current portion, net	1,058,051	8,316,783
Long-term debt, less current portion
Finance leases	246,977	500,723
Term loan - National Australia Bank Limited	2,343,250	2,410,800
Machinery & equipment loans - National Australia Bank Limited	956,029	963,733
Machinery & equipment loans - Hyster	18,944	28,722
Vehicle loans - Ford Credit	83,532	88,583
Debt issuance costs	—	(21)
Total long-term portion, net	3,648,732	3,992,540
Total debt, net	$4,706,783	$12,309,323

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, the CIBC Loan Agreement was subsequently amended on several occasions through the year ended June 30, 2022. During the nine months ended March 31, 2023, the CIBC Loan Agreement was further amended as follows:

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
•
on December 23, 2022, the CIBC Loan Agreement was amended to, among other things, extend the maturity date of all revolving loans, advances and other obligations outstanding under the CIBC Loan Agreement from December 23, 2022 to March 23, 2023; and
•
on March 22, 2023, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC, as administrative agent and sole lead arranger, and the other loan parties and lenders party thereto. The Amended CIBC Loan Agreement replaced the existing CIBC Loan Agreement. The Amended CIBC Loan Agreement now matures on August 31, 2024.

The Amended CIBC Loan Agreement provides for a senior secured credit facility, or the Amended CIBC Credit Facility, of up to $25.0 million from February 1 to October 31 of each year, and up to $18.0 million from November 1 to January 31 of each year. The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.0%. The interest rate was 10.0% as of March 31, 2023. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property.

The Amended CIBC Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the Amended CIBC Loan Agreement may be accelerated upon an “event of default,” as defined in the Amended CIBC Loan Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods. Additionally, upon the occurrence and during the continuance of an event of default, CIBC may elect to increase the existing interest rate on all of the Company’s outstanding obligations by 2.0% per annum.

All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on August 31, 2024.

The Company actively pursued multiple other lenders prior to entering into the Amended CIBC Loan Agreement on March 22, 2023. The financing charges incurred associated with these other lenders totaled $1.5 million and were written off to Other (income) expenses in the condensed consolidated statements of operations in March 2023.

As of March 31, 2023, the Company was in compliance with all financial covenants contained in the CIBC Loan Agreement. As of March 31, 2023, there was approximately $1.0 million of unused availability on the CIBC Credit Facility, which had an available borrowing base of $19.3 million. With additional collateral consisting of accounts receivable and inventories, the available borrowing base can increase by an additional $5.7 million, to a maximum amount of $25.0 million.

Rooster Note

During the nine months ended March 31, 2023, the Rooster Note (as defined in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022) was amended as follows:

•
on September 22, 2022, the Company entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022; and
•
on December 23, 2022, the Company entered into an amendment to the Rooster Note that (i) increased the interest rate on the Rooster Note from 7.75% to 9.25% per annum and (ii) extended the maturity date of the Rooster Note from December 23, 2022 to March 1, 2023.

On February 6, 2023, Shell paid off the approximately $6.6 million of outstanding principal and accrued interest on the Rooster Note in connection with the Vision Bioenergy partnership (see Note 11).

Australian Facilities

S&W Australia’s debt facilities with National Australia Bank, or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated effective October 24, 2022 and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32.0 million (USD $21.4 million as of March 31, 2023) to AUD $40.0 million (USD $26.8 million as of March 31, 2023), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of March 31, 2023) to AUD $2.0 million (USD $1.3 million as of March 31, 2023), with a one-year maturity date extension to September 29, 2023; and

•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $32.8 million as of March 31, 2023) of credit. The NAB Finance Agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.0 million as of March 31, 2023).

The October 2022 amendments to the NAB Finance Agreement contained an undertaking requiring the Company to maintain a net related entity position of not more than AUD $25.0 million, and the Company's ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of the Company's control. Due to fluctuations in foreign currency conversion rates, the Company was not in compliance with this undertaking as of December 31, 2022 and the Company subsequently obtained a waiver from NAB with respect to such non-compliance. On February 8, 2023, the Company further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million. The Company believes that this amendment will provide the Company with greater control over compliance with this undertaking. As of March 31, 2023, the Company was in compliance with all NAB Finance Agreement covenants. As of March 31, 2023, approximately AUD $1.3 million (USD $0.8 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base of AUD $37.9 million (USD $25.4 million as of March 31, 2023). With additional collateral consisting of accounts receivable and inventories, the available borrowing base can increase by an additional AUD $4.1 million (USD $2.7 million as of March 31, 2023), to a maximum amount of AUD $42 million (USD $28.6 million as of March 31, 2023).

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

Concurrent with the October 28, 2022, amendment to the CIBC Loan Agreement (as described above), MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to the Company from $9.0 million to $12.0 million. In connection with the December 23, 2022, amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023. In connection with the Company’s entry into the Amended CIBC Loan Agreement, MFP further amended letter of credit to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024.

The MFP Loan Agreement will mature on November 30, 2025. Pursuant to the MFP Loan Agreement, the Company will pay to MFP a cash fee through the maturity date of the MFP Letter of Credit equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash. Concurrent with the March 22, 2023 amendment to the CIBC Loan Agreement, the Company entered into a Third Amendment to Subordinate Loan and Security Agreement with MFP, or MFP Amendment, to (i) increase the aggregate amount of cash advances permitted from $12.0 million to $13.0 million; (ii) increase the cash fee payable to MFP on all amounts remaining undrawn under the Letter of Credit from 3.50% to 4.25% per annum; (iii) provide for the issuance of the MFP Warrant to MFP (see Note 9); and (iv) reflect the extension of the maturity date of the Letter of Credit to September 30, 2024.

The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default, and is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2023	$76,909
2024	668,649
2025	632,758
2026	2,330,226
2027	161,420
Thereafter	187,682
Total	$4,057,644

NOTE 8 - FOREIGN CURRENCY FORWARD CONTRACTS AND OPTIONS

The Company held foreign currency forward contracts with a notional value of $10,621,155 on March 31, 2023, with maturities ranging from April 2023 to June 2023.

The Company records an asset or liability on the condensed consolidated balance sheet for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $812,362 and $996,106 on March 31, 2023 and June 30, 2022, respectively. The Company recorded gains of $187,154 and $201,188 on foreign currency forward contracts for the three months ended March 31, 2023 and 2022, respectively, and gain of $167,688 and loss of $50,971 for the nine months ended March 31, 2023 and 2022, respectively. Gains and losses on foreign exchange contracts are reflected in cost of revenue.

In March 2023, the Company acquired foreign currency options with a total notional amount of $9.0 million. The strike prices on the transaction dates and as of March 31, 2023 were above the market price, so the options had no intrinsic value. Option premiums of $31,055 are reflected in the caption "Prepaid expenses and other current assets" on the condensed consolidated balance sheet as of March 31, 2023.

The Company's accounting policies for foreign currency contracts and options are found in Note 2 under the section titled "Derivative Financial Instruments."

NOTE 9 – EQUITY

ATM Common Stock Sales

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B. Riley, under which it may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $17.1 million through B. Riley as its sales agent. On May 17, 2022, the Company amended the ATM Agreement to have an aggregate offering price of $24.6 million.

For the three and nine months ended March 31, 2023, the Company received gross proceeds of approximately $0.2 million from the sale of 102,455 shares of its common stock pursuant to the ATM Agreement. For the three months ended March 31, 2022, the Company received gross proceeds of approximately $6.2 million for the sale of 2,633,052 shares of its common stock pursuant to the ATM agreement. For the nine months ended March 31, 2022, the Company received gross proceeds of approximately $6.2 million for the sale of 2,633,900 shares of its common stock pursuant to the ATM agreement. As of March 31, 2023, the Company had $6.2 million remaining available to sell under the ATM Agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 7). Pursuant to the terms and conditions of the MFP Loan agreement, on September 22, 2022, the Company issued to MFP a warrant, or Initial Warrant, to purchase up to 500,000 shares of the Company’s common stock, or Initial Warrant Shares, at $1.60 per share. The Initial Warrant expires five years from its issue date, or September 22, 2027.

In connection with the October 28, 2022 and December 22, 2022 amendments to the MFP Letter of Credit, the Company issued to MFP additional warrants to purchase 166,700 and 666,700 shares of the Company’s common stock, respectively, at an exercise price of $1.60 per warrant share. The warrants will each expire five years from the date of issuance.

In connection with the MFP Amendment, on March 22, 2023, the Company issued to MFP a warrant to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $2.15 per MFP warrant share. The warrants will expire five years from the date of issuance.

In total, warrants to purchase 2,633,400 shares of the Company’s common stock were issued to MFP in connection with the MFP Loan Agreement, or MFP Warrants, during the nine months ended March 31, 2023. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within the caption "Prepaid expenses and other current assets" on the condensed consolidated balance sheet. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the nine months ended March 31, 2023, an aggregate value of $1,894,901 related to the MFP Warrants was capitalized, of which $626,141 was amortized as interest expense.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, is Vice President and Portfolio Manager of MFP Investors LLC, the general partner of MFP.

NOTE 10 - EQUITY-BASED COMPENSATION

Stock Options

During the nine months ended March 31, 2023, the Company granted options to purchase 1,289,675 shares of its common stock to certain of its directors, members of the executive management team, other employees, and non-employee service providers at exercise prices ranging from $0.81 - $1.89 per share. These options vest in either quarterly or annual periods over one to three years and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2023 and the year ended June 30, 2022 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	3,776,568	$2.65	8.0	$3,962,766
Granted	994,725	2.63
Exercised	(38,774)	2.33
Canceled/forfeited/expired	(95,419)	2.82
Outstanding at June 30, 2022	4,637,100	$2.64	6.6	$—
Granted	1,289,675	1.26
Exercised	(1,050)	0.95
Canceled/forfeited/expired	(844,545)	2.79
Outstanding at March 31, 2023	5,081,180	$2.27	7.2	$459,346

Options vested and exercisable at March 31, 2023	3,235,391	$2.59	6.1	$39,501
Options vested and expected to vest as of March 31, 2023	5,071,515	$2.27	7.2	$455,713

The weighted average grant date per share fair value of options granted during the three and nine months ended March 31, 2023 was $0.70. On March 31, 2023, the Company had $1,131,866 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.41 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the nine months ended March 31, 2023, the Company issued 495,196 restricted stock units to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three-years. The fair value of the awards granted during the nine months ended March 31, 2023 and 2022 totaled $563,446 and $829,780, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2021	361,570	$2.51	1.3
Granted	304,421	2.78	—
Vested	(391,036)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at June 30, 2022	267,919	$2.66	1.2
Granted	495,196	1.14	1.6
Vested	(224,164)	2.55	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at March 31, 2023	530,201	$1.29	1.7

On March 31, 2023, the Company had $461,652 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.51 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the three months ended March 31, 2023 and 2022 totaled $620,887 and $413,293, respectively. Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the nine months ended March 31, 2023 and 2022, totaled $1,382,895 and $1,821,808, respectively.

On March 31, 2023, there were 1,642,198 shares available under the 2019 Plan for future grants and awards.

Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	March 31, 2023	March 31, 2022
Risk free rate	2.9% - 4.4%	0.8% - 1.1%
Dividend yield	—	—
Volatility	64.7% - 66.1%	61.8% - 63.8%
Average forfeiture assumptions	8.2%	2.8%

NOte 11 - investments

Shell Partnership

On February 6, 2023, or Closing Date, the Company and Shell entered into a Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, relating to a partnership for the development and production of sustainable biofuel feedstocks through its newly created subsidiary Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, pursuant to which:

•
The Company (i) contributed its Nampa, Idaho production and research facilities, or the Nampa Facilities, to Vision Bioenergy, along with certain personal property, including vehicles, fixed assets and other similar equipment; (ii) caused Vision Bioenergy to make offers of employment to certain key personnel; (iii) assigned to Vision Bioenergy certain contracts and permits; and (iv) agreed to a two-year non-solicitation covenant with respect to the personnel transferred to Vision Bioenergy.
•
On the Closing Date, Shell (i) made a $13.2 million cash contribution to Vision Bioenergy; (ii) paid $7.0 million to the Company; and (iii) paid $6.8 million to retire in full the principal, accrued interest and related settlement costs of the Rooster Note, which was secured by a priority security interest in the property, plant and fixtures located at the Nampa Facilities.
•
In February 2024, Shell will be required to pay an additional $6.0 million to the Company, subject to adjustment in certain circumstances. The Purchase Agreement provides that this required payment could be decreased by up to $4.5 million if (i) the effective employment date of the certain key personnel transferred to Vision Bioenergy, or Transferred Personnel, is later than May 7, 2023, or any of the Transferred Personnel are no longer employed by Vision Bioenergy after February 6, 2024 and (ii) the Company or Vision Bioenergy, as applicable, fail to replace such Transferred Personnel with personnel of reasonably similar qualifications within 90 days of the events covered in clause (i) above. The Company’s management deemed that the full $6.0 million payment from Shell to the Company was realizable due to the high likelihood that the key employees would remain employed for the first year, or in any event could be replaced within 90 days. The fair value of the full amount of this payment, based on the discounted value of the payment as of the Closing Date, was $5.7 million, which was recorded on the condensed consolidated balance sheets in the caption Prepaid expenses and other current assets.
•
In February 2024, Shell will be required to make an additional $12.0 million cash contribution to Vision Bioenergy. The fair value of these February 2024 payments on the Closing Date, based on the face value of the payments discounted at Shell’s (incremental borrowing rate) was $11.5 million.
•
S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The fair market value of the Purchase Option on the Closing Date was $0.6 million based on a third party appraisal.
•
Upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the closing of the partnership transaction, the Company is eligible to receive transfers of up to an additional aggregate 10% interest in Vision Bioenergy from Shell, or Contingent Transfers. The basis for recognition and measurement of contingent consideration in deconsolidation is not addressed in ASC 810. The Company has made an accounting policy election to account for these contingent consideration items like property and casualty losses in accordance with ASC 610-30, in which anticipated insurance recoveries are limited to the lesser of (1) the amount of proceeds for which the likelihood of receipt is probable or (2) the total loss recognized. Under this approach, if the consideration received in the deconsolidation, excluding the contingent consideration, is greater than the carrying amount of the deconsolidated net assets, no contingent consideration would be recognized initially. Since the consideration received by the Company in sale of the interest in Vision Bioenergy to Shell was greater than the carrying value of the assets deconsolidated, no contingent consideration was recorded by the Company. Subsequent recognition and measurement of the contingent consideration would be based on the gain contingency model under ASC 450-30.

Although no contingent assets were recorded by the Company, the Contingent Transfers were a material part of the Purchase Agreement negotiated by the parties and therefore were included in the valuation of Shell’s investment of Vision Bioenergy. The fair value of the Contingent Transfers was determined to be $1.1 million based on Monte Carlo analysis of management projections of free cash flows.

The aggregate total value of the Shell’s payments to the Company and cash contributions to Vision Bioenergy on the Closing Date, the present value of Shell’s future cash payments and contributions, and the fair market values of the Purchase Option and Contingent Transfers, was $45.9 million. For this investment, Shell received a 66% interest in Vision Bioenergy, while the Company retained a 34% interest.

Prior to the closing of the Purchase Agreement, the Vision Bioenergy subsidiary of the Company held production and other property, rights to certain proprietary seed varieties and other trade secrets, and an experienced workforce with the necessary skills, knowledge, or experience to perform a process on the inputs that could generate an output, that meet the definition of a business as defined by ASC 805-10. Accordingly, the transfer of the 66% interest in Vision Bioenergy to Shell was accounted for as a sale of a business under ASC 805. Concurrent with the sale of the 66% interest, Vision Bioenergy was deconsolidated from the Company’s books, and the retained interest was recorded as an investment. Shell’s $45.9 million investment for a 66% interest reflected a total valuation of the Vision Bioenergy business of $69.6 million.

The consideration received by the Company for Shell’s 66% interest in Vision Bioenergy comprises the $7.0 million paid to the Company at closing, the retirement of $6.8 million of Company debt, the $5.7 million present value of the future payment to the Company described above, the $0.6 million fair market value of the Purchase Option, and the $23.7 million value of the equity investment, or $43.8 million in total. The total consideration, less the $5.5 million carrying value of the Nampa facility assets and inventory contributed by the Company to Vision Bioenergy, resulted in gain on the sale in the amount of $38.3 million. The gain is reported within the caption “Gain on equity method investments” on the condensed consolidated statements of operations. This consideration is summarized below:

Equity investment	$23,664,195
Cash	7,000,000
Debt retirement	6,840,879
Present value of future payment	5,747,126
Fixed assets and inventory transfer	(5,532,694)
Fair value of 6% member purchase option	604,000
Gain on equity method investments	$38,323,506

Vision Bioenergy’s five-member Board of Directors includes two directors designated by the Company. Through its Board representation and 34% of the voting rights, the Company has significant influence in the management of Vision Bioenergy. Accordingly, the Company’s investment is accounted for using the equity method and reported within the “Equity method investments” caption on the condensed consolidated balance sheet. The Company recognizes its proportionate share of the reported earnings or losses of Vision

Bioenergy through net income and as an adjustment to the investment balance. This proportionate share is subject to adjustments, such as for the elimination of intra-entity (intercompany) gains or losses or amortization of basis differences. Vision Bioenergy is a pass-through entity for income tax purposes, with income or loss distributed to the partners.

The fair market values of the assets contributed to Vision Bioenergy by the Company at the Closing Date were determined by third-party market appraisals. The Nampa Facilities and other property with an aggregate carrying amount of $5.5 million were valued at $12.9 million. Rights established under a product uptake agreement with Shell and rights to certain proprietary seed technology with no carrying value on the Company's books, were valued at $18.1 million. These intangible assets were recorded on Vision Bioenergy's opening balance sheet and will be amortized through the end of their useful life. The total gain on the sale of the Vision Bioenergy interest recognized by the Company included $8.6 million related to the remeasurement of the retained investment in Vision Bioenergy to its fair value.

The fair market values of the Nampa Facilities and other property and the Purchase Option are provisional pending receipt of the final valuations for those assets.

On the Closing Date, the Company's proportionate 34% share of Vision Bioenergy’s equity was $23.7 million, calculated from the total valuation of the Vision Bioenergy business of $69.6 million. Of this, the Company’s equity share of Vision Bioenergy’s net identifiable assets was $18.9 million. The $4.8 million difference between the carrying amount of the equity method investment and the Company’s share of the net identifiable assets represented equity method goodwill. The equity method goodwill will not be subject to amortization but will assessed at least annually, or when certain triggering events occur, for impairment using fair value measurement techniques.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of March 31, 2023:

As of March 31, 2023
Cash	$11,042,929
Other current assets	432,992
Fixed assets	14,385,791
Intangible assets	17,820,005
Goodwill	14,006,268
Other assets	165,796
TOTAL ASSETS	$57,853,781
Current liabilities	581,549
Long-term liabilities	117,492
Equity	57,154,740
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,853,781

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three and nine months ended March 31, 2023:

Three and Nine Months Ended March 31, 2023
Revenue	$83,505
Gross profit (loss)	(206,985)
Loss from operations	(953,718)
Net loss	(951,582)

Trigall Australia Partnership

Effective December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. In return, S&W Australia received $2.0 million in cash, a $1.0 million promissory note to be paid in December 2023, and retained a 20% ownership interest in Trigall Australia. The $1.0 million promissory note is reported within the "Prepaid expenses and other current assets" caption on the condensed consolidated balance sheet. The grossed-up $3.0 million investment by Trigall for an 80% interest in Trigall Australia implied a $3.8 million valuation. S&W Australia’s 20% retained interest, valued accordingly at $0.8 million, as of the transaction date, is reported within the “Equity method investments” caption on the condensed consolidated balance sheet.

Management determined that the assets transferred to Trigall Australia did not meet the definition of a business for accounting purposes, and the sale was accounted for as an asset sale. The $3.8 million valuation, less the $2.0 million carrying value of assets contributed, resulted in a $1.8 million gain on the sale. The gain is reported within the caption “Gain on equity method investment” on the condensed consolidated statement of operations. The Company recognizes its proportionate share of the reported earnings or losses of Trigall, net of tax, through net income and as an adjustment to the investment balance.

S&W Australia is obligated to make an aggregate of $0.6 million in capital contributions to Trigall Australia through June 2025, and has agreed to provide certain marketing, collection and other operational services in support of the partnership.

Bioceres Investment

As of June 30, 2021, the Company held an investment in Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina. During the third quarter of fiscal year 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $1.0 million, which included a gain on the sale of marketable securities of $0.1 million. The carrying value of the remainder of the investment was $0.4 million at June 30, 2022, which was reported in Equity method investments on the Company's consolidated balance sheet. During the nine months ended March 31, 2023, the Company sold off the remainder of its investment in Bioceres, S.A. for net proceeds of $0.4 million, which included a gain on the sale of equity investment of $32,030.

The following summarizes the carrying amount of the Company's equity method investments reflected in the consolidated balance sheet:

	March 31, 2023		June 30, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$23,340,657	34%	$—	0%
Trigall Australia	781,114	20%	—	0%
Bioceres	—	0%	367,970	1%
Total equity method investments	$24,121,771		$367,970

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Convertible Preferred Stock and accompanying Warrant are presented in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. No issuances or conversions of Series B Convertible Preferred Stock occurred during the nine months ended March 31, 2023. Activity in the period consisted of accrual of dividends and accretion of the discount on the Warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2021	$—
Issuance of preferred stock	4,638,521
Dividends accrued	127,541
Accretion of discount for warrants	38,757
Balance at June 30, 2022	$4,804,819
Dividends accrued	271,746
Accretion of discount for warrants	77,514
Balance at March 31, 2023	$5,154,079

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2023 and 2022, respectively.

	Nine Months Ended March 31,
	2023	2022
Non-cash investing activities:
ROU assets financed by lease liabilities	$498,143	$271,524
Consideration received from Shell for equity interest in Vision Bioenergy:
Settlement of long-term debt principal, interest and other related costs	6,840,879	—
Note receivable	5,747,127	—
Membership purchase option	604,000	—
Contribution of property, plant and equipment and inventory to Vision Bioenergy for equity interest	(5,532,694)	—
Contribution of intangible assets to Trigall in exchange for equity investment and promissory note	(1,750,000)	—
Non-cash financing activities:
Warrants issued for financial commitment asset	1,894,901	—
Dividends accrued for participating securities	271,746	40,276
Accretion of discount for Series B preferred stock warrants	77,514	12,919

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

On February 6, 2023, we entered into a Contribution and Membership Interest Purchase Agreement, or Shell Partnership Agreement, with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), relating to a partnership for the development and production of sustainable biofuel feedstocks. The closing of the transactions contemplated by the Shell Partnership Agreement occurred on February 6, 2023, or the Shell Partnership Closing. At the Shell Partnership Closing, among other things:

•
We (i) contributed its Nampa, Idaho production and research facilities, or the Nampa Facilities, to Vision Bioenergy Oilseeds LLC, an entity formed by S&W for purposes of the partnership, or Vision Bioenergy, along with certain personal property, including vehicles, fixed assets and other similar equipment; (ii) caused Vision Bioenergy to make offers of employment to certain key personnel; (iii) assigned to Vision Bioenergy certain contracts and permits; and (iv) agreed to a two-year non-solicitation covenant with respect to the personnel transferred to Vision Bioenergy; and
•
Shell (i) made a $13.2 million cash contribution to Vision Bioenergy; (ii) paid $7.0 million to us; and (iii) paid off our outstanding approximately $6.8 million Rooster Note (as defined below), which was secured by a priority security interest in the property, plant and fixtures located at the Nampa Facilities.

In addition, under the terms and conditions of the Shell Partnership Agreement, on the one-year anniversary of the Shell Partnership Closing, Shell is required to pay an additional $6.0 million to us (subject to adjustment in certain circumstances) and make an additional $12.0 million cash contribution to Vision Bioenergy.

Shell received a 66% interest in Vision Bioenergy and we retained a 34% interest. Pursuant to the Shell Partnership Agreement, upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the Shell Partnership Closing, S&W is eligible to receive up to an additional aggregate 10% interest in Vision Bioenergy. In addition, we have a one-time option, exercisable at any time on or before the fifth anniversary of the Shell Partnership Closing, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed.

We believe these partnerships will, among other things, enable us to reduce our operating expenses, provide immediate liquidity to fund our ongoing operations and sharpen our focus on key growth priorities. Overall, we have begun implementing our plan to reduce annual operating expenses by approximately $4.0 to 5.0 million. In addition to the above partnerships, we have:

•
streamlined our European sunflower operations by closing our facilities in Hungary, which we expect to decrease operating expense by approximately $0.7 million in fiscal 2023, and
•
reduced headcount and simplified our organization structure through a reduction in force.

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, uncertain market conditions, including higher inflation and supply chain disruptions, recent bank failures, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

The COVID-19 pandemic negatively impacted our operations and financial results in 2021 and 2022, due to broad-based supply chain disruptions across the U.S. and globally. These supply chain issues negatively impacted our ability to book containers for ocean freight, which delayed customer shipments, which in certain cases, extended our regular sales and collection cycle. In 2023, we experienced a lessening of the severity of these supply chain issues, though continue to experience effects in certain jurisdictions that continue to have various restrictions, which have impacted certain customers of ours. We continue to work closely with our customers, business units, third party contractors and suppliers, and other external business partners to minimize the potential impact on our business. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the location, duration and spread of future outbreaks, and the resulting specific impacts felt by our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. At this time, we have canceled all shipments to Sudan and are actively working to find alternative customers for the seed. We expect to find alternative outlets to sell this product, possibly including to customers in Sudan if conditions improve. Also, in Saudi Arabia, unregistered lower priced and lower quality European produced seed is currently being dumped into the country which has created a short-term imbalance. We believe inventory levels will normalize following the quick flushing out of this seed and we are making the strategic decision not to discount our high value seed to compete with this low-quality product. As a result of the Sudan geopolitical conflict, and this short-term impact in Saudi Arabia, we now believe there will be approximately $10.0 million in alfalfa orders that will move to the first half of fiscal 2024.

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

During the year ended June 30, 2022 and the nine months ended March 31, 2023, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2023, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries, including, among other things, the COVID-19 pandemic, the conflict between Russia and Ukraine, the armed conflict in Sudan, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of the current geopolitical and macroeconomic conditions.

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

Cost of Revenue and Gross Margin

Cost of revenue relates to sale of our seed products and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs. Gross margin represents the profit remaining after deducting these costs from total revenue. As Double Team sorghum continues to gain market acceptance, we expect to see additional favorability in our gross margin.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee costs, including salaries, employee benefits and share-based compensation, as well as professional service fees, insurance, marketing, travel and entertainment expense, public company expense and other overhead costs. We proactively take steps on an ongoing basis to control selling, general and administrative expenses as much as is reasonably possible.

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

Other (Income) Expense

Other (income) expense consists primarily of foreign currency gains and losses, gains on disposal of intangible assets and equity investments, changes in contingent consideration obligation, interest expense and interest expense resulting from the amortization of debt discount. Interest expense and Interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities. Amortization of the MFP Letter of Credit (as defined below) asset is also recorded under the caption Interest expense - amortization of debt discount.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$17,662,307	100.0%	$23,186,877	100.0%	$(5,524,570)	(23.8)%
Cost of revenue	13,231,836	74.9%	20,481,463	88.3%	(7,249,627)	(35.4)%
Gross profit	4,430,471	25.1%	2,705,414	11.7%	1,725,057	63.8%
Operating expenses
Selling, general and administrative expenses	5,990,651	33.9%	5,582,060	24.1%	408,591	7.3%
Research and development expenses	1,208,038	6.8%	1,904,631	8.2%	(696,593)	(36.6)%
Depreciation and amortization	1,107,206	6.3%	1,379,856	6.0%	(272,650)	(19.8)%
Loss (gain) on disposal of property, plant and equipment	37,325	0.2%	49,796	0.2%	(12,471)	(25.0)%
Total operating expenses	8,343,220	47.2%	8,916,343	38.5%	(573,123)	(6.4)%
Loss from operations	(3,912,749)	(22.2)%	(6,210,929)	(26.8)%	2,298,180	(37.0)%
Other (income) expense
Foreign currency loss	331,889	1.9%	146,935	0.6%	184,954	125.9%
Government grant income	(1,444,044)	(8.2)%	—	—	(1,444,044)	-
Gain on sale of business interest	(38,323,506)	(217.0)%	—	—	(38,323,506)	-
Gain on disposal of intangible assets	—	—	(185,800)	(0.8)%	185,800	(100.0)%
Change in contingent consideration obligation	697,840	4.0%	246,801	1.1%	451,039	182.8%
Interest expense - amortization of debt discount	1,163,533	6.6%	592,853	2.6%	570,680	96.3%
Interest expense, net	—	—	(68,967)	(0.3)%	68,967	(100.0)%
Other (income) expenses	1,641,406	9.3%	(3,157)	(0.0)%	1,644,563	(52092.6)%
Income (loss) before income taxes	32,020,133	181.3%	(6,939,594)	(29.9)%	38,959,727	(561.4)%
Provision for (benefit from) income taxes	(500,118)	(2.8)%	322,661	1.4%	(822,779)	(255.0)%
Income (loss) before equity in net earnings of affiliates	32,520,251	184.1%	(7,262,255)	(31.3)%	39,782,506	(547.8)%
Equity in loss of equity method investees, net of tax	406,678	2.3%	—	—	406,678	-
Net income (loss)	$32,113,573	181.8%	$(7,262,255)	(31.3)%	$39,375,828	(542.2)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended March 31, 2023 and the three months ended March 31, 2022. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Revenue

The year-over-year decrease in revenue was primarily due to a $3.9 million decrease in product revenue from alfalfa sales to the Middle East/North Africa region, or MENA, United States, European, Asian, and South African regions, a $2.0 million decrease in pastures and forages sales in Australia, a $1.1 million decrease in conventional sorghum sales to the United States, a $0.2 million decrease in sunflower sales in the United States, and a $0.1 million decrease in service revenue in the United States. Much of this decline in sales to international markets was due to a wet La Nina spring in Australia and overall flooding in Eastern Australia, which caused the harvest to be later and smaller than usual. In the United States, we also experienced delayed plantings from cold temperatures. This, coupled with a generally weak domestic dormant alfalfa market, is creating a negative impact for us. For the US conventional sorghum, operational challenges led to slower shipping of conventional sorghum. These revenue decreases were partially offset by a $1.5 million increase in Double Team sorghum sales in the United States, a $0.2 million increase in conventional sorghum sales to the Latin America, or LATAM, region and a $0.1 million increase in alfalfa sales to the LATAM region.

Cost of Revenue and Gross Margin

The cost of revenue decreased compared to the prior year period, primarily driven by the decrease in sales. However, the gross margin more than doubled compared to the third quarter of fiscal 2022, primarily driven by increased sales of higher margin Double Team sorghum in the United States, reduced lower margin dormant alfalfa sales in the United States, and lower inventory write-downs in fiscal 2023. Inventory write-downs during the three months ended March 31, 2023, decreased to $0.4 million from $1.1 million in the previous year quarter when we experienced a higher level of certain inventory lots that had deteriorated in quality and germination rates.

Selling, General and Administrative Expenses

The $0.4 million increase in selling, general and administrative expenses is attributable to a $0.7 million increase in one-time transaction costs and a $0.2 million increase in stock-based compensation expense as a result of the accelerated vesting of equity awards of a former executive officer, offset by a $0.3 million decrease in compensation and other employee related expenses and a $0.2 million decrease in other cost reduction efforts.

Research and Development Expenses

The $0.7 million year-over-year decrease in research and development expenses is attributable to a $0.2 million reduction in field trial related expenses, a $0.2 million reduction in payroll and related expenses as a result of management’s cost reduction efforts, a $0.1 million reduction in consulting and professional fees, a $0.1 million reduction in office expenses, and a $0.1 million reduction in other research and development expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.3 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

Foreign Currency Loss

The increase in foreign currency loss was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Government Grant Income

The $1.4 million in government grant income was attributable to an Employee Retention Credit recognized for certain periods in 2021 under the Coronavirus Aid, Relief, and Economic Security Act.

Gain on Sale of Business Interest

The gain on sale of business interest was related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.3 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

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

Interest Expense - Amortization of Debt Discount

The increased debt amortization expense in the third quarter of fiscal 2023 compared to the prior year period was due to the amortization of the financial commitment asset established in conjunction with the MFP Loan Agreement beginning in September 2022 (see “Capital Resources and Requirements—MFP Loan Agreement,” below) and increased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the three months ended March 31, 2023 and 2022 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment capital leases. The $0.5 million increase in interest expense was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other (Income) Expenses

Other (income) expenses for the three months ended March 31, 2023 primarily consisted of $1.5 million in lender fees that were written off due to our coming to an agreement with CIBC, an existing lender. These fees are associated with uncompleted financing efforts with other lenders.

(Benefit from) Provision for Income Tax Benefit

The income tax provision (benefit) totaled ($0.5) million for the three months ended March 31, 2023, compared to a $0.3 million income tax provision for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was (1.7%) due primarily to the valuation allowance recorded against substantially all of our U.S. deferred tax assets and due to income tax expense related to our Australian operations and minor state taxes. The effective tax rate for the three months ended March 31, 2022 was (4.7%) due to the valuation allowance recorded against substantially all of our deferred tax assets.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.4 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall.

Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

The following table presents our results of operations for the periods indicated:

	Nine Months Ended March 31,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$50,465,974	100.0%	$51,349,967	100.0%	$(883,993)	(1.7)%
Cost of revenue	38,781,701	76.8%	43,857,520	85.4%	(5,075,819)	(11.6)%
Gross profit	11,684,273	23.2%	7,492,447	14.6%	4,191,826	55.9%
Operating expenses
Selling, general and administrative expenses	17,289,120	34.3%	18,260,785	35.6%	(971,665)	(5.3)%
Research and development expenses	4,226,891	8.4%	6,010,172	11.7%	(1,783,281)	(29.7)%
Depreciation and amortization	3,697,544	7.3%	4,084,554	8.0%	(387,010)	(9.5)%
Loss (gain) on disposal of property, plant and equipment	32,914	0.1%	13,957	0.0%	18,957	135.8%
Total operating expenses	25,246,469	50.0%	28,369,468	55.2%	(3,122,999)	(11.0)%
Loss from operations	(13,562,196)	(26.9)%	(20,877,021)	(40.7)%	7,314,825	(35.0)%
Other (income) expense
Foreign currency loss	699,428	1.4%	567,963	1.1%	131,465	23.1%
Government grant income	(1,444,044)	(2.9)%	—	—	(1,444,044)	-
Gain on sale of business interest	(38,323,506)	(75.9)%	—	—	(38,323,506)	-
Gain on sale of equity investment	(1,796,252)	(3.6)%	—	—	(1,796,252)	-
Gain on disposal of intangible assets	—	—	(714,429)	(1.4)%	714,429	(100.0)%
Change in contingent consideration obligation	1,559,595	3.1%	660,191	1.3%	899,404	136.2%
Interest expense - amortization of debt discount	3,042,539	6.0%	1,735,392	3.4%	1,307,147	75.3%
Interest expense, net	(32,030)	(0.1)%	(68,967)	(0.1)%	36,937	(53.6)%
Other (income) expenses	1,601,697	3.2%	(13,746)	(0.0)%	1,615,443	(11752.1)%
Income (loss) before income taxes	21,130,377	41.9%	(23,043,425)	(44.9)%	44,173,802	(191.7)%
Provision for (benefit from) income taxes	(884,078)	(1.8)%	414,636	0.8%	(1,298,714)	(313.2)%
Income (loss) before equity in net earnings of affiliates	22,014,455	124.6%	(23,458,061)	(101.2)%	45,472,516	(193.8)%
Equity in loss of equity method investees, net of tax	406,678	0.8%	—	—	406,678	-
Net income (loss)	$21,607,777	42.8%	$(23,458,061)	(45.7)%	$45,065,838	(192.1)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the nine months ended March 31, 2023 and the nine months ended March 31, 2022. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Revenue

The $0.9 million year-over-year decrease in revenue was primarily due to the decrease in product revenue from alfalfa sales to the United States, European, Asian, and South African regions of $4.6 million, the decrease in conventional sorghum sales to the United States, Asian, South African, and MENA regions of $4.0 million, the decrease in pastures and forages sales in Australia of $2.0 million, and reduced service revenue in the United States of $1.0 million. Much of this decline in sales to international markets was due to wetter and cooler conditions for the Australia harvest, which caused it to be later and smaller than usual. In the US, operational challenges led to slower shipping of conventional sorghum. These revenue decreases were partially offset by an increase in sorghum sales to the MENA and LATAM region of $6.4 million, an increase in Double Team sorghum sales in the United States of $2.7 million, and an increase in conventional sorghum sales to the LATAM region of $1.6 million.

Cost of Revenue and Gross Margin

Cost of revenue decreased year-over-year, as the gross margin percentage improved from 15% to 23% compared to the prior year period. The margin improvement was primarily driven by increased sales of higher margin Double Team sorghum sales in the United States and higher margin non-dormant alfalfa sales in MENA, reduced lower margin sorghum Sudan sales to MENA and Asia, lower margin dormant alfalfa sales in the United States, and lower inventory write-downs in fiscal 2023. Inventory write-downs during the nine months ended March 31, 2023, decreased to $0.9 million from $1.9 million in the previous year period, when we experienced a higher level of certain inventory lots that had deteriorated in quality and germination rates.

Selling, General and Administrative Expenses

The $1.0 million decrease in selling, general and administrative expenses is attributable to a $0.7 million decrease in stock-based compensation expense as a result of the accelerated vesting of equity awards of a former executive officer during the nine months ended March 31, 2022, $0.6 million in reduced payroll and other employee compensation related expenses as a result of management’s cost reduction efforts, $0.3 million in reduced bad debt expense, $0.2 million advertising and marketing spending reductions, $0.2 million of reduced consulting expenses, and $0.3 million in other various cost reductions. The cost reductions were partially offset by a $1.0 million increase in one time transaction costs, a $0.2 million increase in stock-based compensation as a result of the accelerated vesting of equity awards of a former executive officer during the nine months ended March 31, 2023, and $0.2 million of increased travel expenses.

Research and Development Expenses

The year-over-year decrease in research and development expenses is attributable to $0.6 million in reduced salaries, wages and related employment expenses as a result of management’s cost reduction efforts, $0.4 million in reduced United States field trial related expenses, $0.3 million in reduced consulting and professional fees, $0.2 million of reduced investment in our sunflower programs in Hungary, $0.2 million in reduced office expenses, and $0.1 million in reduced other research and development related activities.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.4 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

Foreign Currency Loss

The increase in foreign currency loss for fiscal 2023 was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Government Grant Income

The $1.4 million in government grant income was attributable to an Employee Retention Credit recognized for certain periods in 2021 under the Coronavirus Aid, Relief, and Economic Security Act.

Gain on Sale of Business Interest

The gain on sale of business interest was related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.3 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets occurred in the second quarter of fiscal 2023, as a result of the contribution of our Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia, as discussed under the caption “Strategic Review,” above.

Change in Contingent Consideration Obligation

The decrease in benefit to non-cash change in contingent consideration compared to the prior year period is due to the February 2022 final valuation of the contingent consideration obligation from the 2020 acquisition of Pasture Genetics Pty Ltd. The valuation resulted in no contingent consideration due and a reversal of the remaining $0.5 million accrual.

Interest Expense - Amortization of Debt Discount

The increased debt amortization expense was due to the amortization of the financial commitment asset established in conjunction with the MFP Loan Agreement beginning in September 2022 (see “Capital Resources and Requirements—MFP Loan Agreement,” below) and increased amortization of costs associated with completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the nine months ended March 31, 2023 and 2022 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment capital leases. The $0.7 million increase in interest expense was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other (Income) Expenses

Other (income) expenses for the nine months ended March 31, 2023 primarily consisted of $1.5 million in lender fees that were written off due to our coming to an agreement with CIBC, an existing lender. These fees are associated with uncompleted financing efforts with other lenders.

(Benefit from) Provision for Income Tax Benefit

The income tax provision (benefit) totaled ($0.9) million for the nine months ended March 31, 2023, compared to a $0.4 million income tax provision for the nine months ended March 31, 2022. Our effective tax rate was (4.4%) during the nine months ended March 31, 2023 compared to (1.8)% for the nine months ended March 31, 2022. Our effective tax rate for the nine months ended March 31, 2023 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets, the tax effects of the partnership with Trigall Genetics entered into during the second quarter, and income tax expense related to our Australian operations and minor state taxes. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.4 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we pay our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2023, we paid our North American growers approximately 50% of amounts due in the fall of 2022 and the balance was paid in the spring of 2023. This payment cycle to our growers was similar in fiscal year 2022, and we expect it to be similar for fiscal year 2024. S&W Australia and Pasture Genetics, our Australia-based wholly owned subsidiaries, have production cycles that are counter-cyclical to North America; however, the timing of payments to Australian growers, which occurs in the second through fourth quarters, also puts a greater demand on our working capital and working capital requirements during these periods.

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

Capital Resources and Material Cash Requirements

Excluding the gain recognized in relation to the Vision Bioenergy partnership, we are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have relied on equity and debt financings, and we will need to obtain additional funding to finance our operations in the future. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

We believe that cash flow from operations, cash payments from Shell pursuant to the Shell Partnership Agreement and undrawn availability under our existing debt facilities will be sufficient to meet our cash requirements over the next 12 months. We expect to meet our longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, our debt facilities and issuances of equity securities or debt offerings, among other sources of capital. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional funds from, our existing debt facilities, and our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 28, 2022.

Below is a summary of material changes to our sources of capital during the nine months ended March 31, 2023:

Shell Partnership

On February 6, 2023, S&W and Shell entered into a partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy. We received $7.0 million at the Shell partnership Closing and will be eligible to receive an additional $6.0 million in February 2024, subject to adjustment in certain circumstances.

Trigall Australia Partnership

In connection with our partnership with Trigall Genetics (as discussed under “—Strategic Review”), we received $2.0 million in cash and a promissory note for $1.0 million due in December 2023. Under the partnership agreement we are obligated to make an aggregate of $560,000 of capital contributions to Trigall Australia through June 2025.

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended to date, or the CIBC Loan Agreement, provides for a $25.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the nine months ended March 31, 2023:

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
•
on December 23, 2022, the CIBC Loan Agreement was further amended to extend the maturity date of all revolving loans, advances and other obligations outstanding under the CIBC Loan Agreement from December 23, 2022 to March 23, 2023. As of March 31, 2023, we were in compliance with all covenants contained in the CIBC Loan Agreement, and approximately $4.8 million remained available for use under this credit facility; and
•
on March 22, 2023, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC, as administrative agent and sole lead arranger, and the other loan parties and lenders party thereto. The Amended CIBC Loan Agreement replaced the existing CIBC Loan Agreement. The Amended CIBC Loan Agreement now matures on August 31, 2024.

The Amended CIBC Loan Agreement provides for a senior secured credit facility of up to $25.0 million from February 1 to October 31 of each year, and up to $18.0 million from November 1 to January 31 of each year, or the Amended CIBC Credit Facility. The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.0%. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property.

The Amended CIBC Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. Amounts due under the Amended CIBC Loan Agreement may be accelerated upon an “event of default,” as defined in the Amended CIBC Loan

Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods. Additionally, upon the occurrence and during the continuance of an event of default, CIBC may elect to increase the existing interest rate on all of the Company’s outstanding obligations by 2.0% per annum.

All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on August 31, 2024.

NAB Finance Agreement

S&W Australia’s debt facilities with National Australia Bank or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated on October 24, 2022 and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32.0 million (USD $21.4 million as of March 31, 2023) to AUD $40.0 million (USD $26.8 million as of March 31, 2023), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of March 31, 2023) to AUD $2.0 million (USD $1.3 million as of March 31, 2023), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $32.8 million as of March 31, 2023) of credit. The NAB finance agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.0 million as of March 31, 2023).

Following the October 2022 amendments, the NAB Finance Agreement contained an undertaking requiring us to maintain a net related entity position of not more than AUD $25.0 million, and our ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of our control. On February 8, 2023, we further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million (see "Amendment of NAB Finance Agreement," below). As of March 31, 2023, the Company was in compliance with all NAB Finance Agreement covenants. As of March 31, 2023, approximately AUD $5.3 million (USD $3.6 million) remained available for use under the NAB Finance Agreement.

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

Concurrent with the October 28, 2022 amendment to the CIBC Loan Agreement (as described above), MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to us from $9.0 million to $12.0 million. In connection with the December 23, 2022 amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023. In connection with the Company’s entry into the Amended CIBC Loan Agreement, MFP further amended letter of credit to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024.

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

Concurrent with the March 22, 2023, amendment to the CIBC Loan Agreement, the Company entered into a Third Amendment to Subordinate Loan and Security Agreement with MFP, or MFP Amendment, to (i) increase the aggregate amount of cash advances permitted from $12.0 million to $13.0 million; (ii) increase the cash fee payable to MFP on all amounts remaining undrawn under the Letter of Credit from 3.50% to 4.25% per annum; (iii) provide for the issuance of the MFP Warrant to MFP (see Note 9); and (iv) reflect the extension of the maturity date of the Letter of Credit to September 30, 2024. The MFP Loan Agreement, as amended, will mature on November 30, 2025.

The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default, and is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Summary

The CIBC Loan Agreement and our debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement as of June 30, 2021, December 31, 2021, March 31, 2022, June 15, 2022, and June 30, 2022 and were required to obtain waivers and/or amendments from CIBC. In particular, the CIBC Loan Agreement as presently in effect requires us to maintain minimum liquidity of no less than $1.0 million and the NAB Finance Agreement, as amended, includes an undertaking that requires us to maintain a net related entity position of not more than USD $18.5 million.

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
•
competition;
•
market developments; and
•
developments related to adverse geopolitical and macroeconomic events, including the COVID-19 pandemic, bank failures, inflation and supply chain disruptions.

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC, NAB, or our other lenders, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities	$(15,828,395)	$(18,006,419)
Cash flows from investing activities	8,360,648	(569,181)
Cash flows from financing activities	6,565,494	17,899,513
Effect of exchange rate changes on cash	415,208	290,069
Net decrease in cash and cash equivalents	(487,045)	(386,018)
Cash and cash equivalents, beginning of period	2,056,508	3,527,937
Cash and cash equivalents, end of period	$1,569,463	$3,141,919

Operating Activities

For the nine months ended March 31, 2023, operating activities used $15.8 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $14.3 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows used $1.6 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a $3.0 million decrease in inventories, a $1.5 million decrease in accrued expenses and other current liabilities, a $0.8 million decrease in other non-current assets, and a $0.5 million decrease in accounts receivable, offset by a $1.9 million increase in accounts payable, a $1.5 million increase in prepaid expenses and other current assets, and a $0.8 million increase in deferred revenue from prepayments for our fiscal 2023 United States domestic business.

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

Investing Activities

Investing activities during the nine months ended March 31, 2023, provided $8.4 million in cash, which resulted from $7.0 million in proceeds from the partnership transaction with Vision Bioenergy, $2.0 million in proceeds from the partnership transaction between Trigall and S&W Australia, and $0.4 million in proceeds from the sale of our remaining shares of Bioceres stock, offset by $0.9 million in additions to property, plant and equipment for our United States and Australian facilities and $0.1 million in capital contributions to Trigall.

Investing activities during the nine months ended March 31, 2022, used $0.6 million in cash. Additions to property, plant and equipment accounted for $1.6 million of the cash used offset by an increase in net proceeds from the sale of marketable securities of $1.0 million in investing activities.

Financing Activities

Financing activities during the nine months ended March 31, 2023, provided $6.6 million in cash, consisting of $7.8 million in net borrowings on the working capital lines of credit, $0.3 million of borrowings of long-term debt, and $0.2 million in proceeds from sale of common stock, partially offset by repayments of long-term debt of $1.4 million and debt issuance costs of $0.3 million.

Financing activities during the nine months ended March 31, 2022, provided $17.9 million in cash. During the nine months ended March 31, 2022, we had net proceeds from the sale of common stock of $10.7 million, net proceeds from the sale of preferred stock of $5.0 million, and net borrowings on the working capital lines of credit and borrowings of long-term debt of $3.6 million, partially offset by net repayments of long-term debt of $1.0 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the nine months ended March 31, 2023 and we expect this to continue throughout the remainder of fiscal year 2023. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

A critical accounting estimate is one that involves a significant level of estimation uncertainty and has had or is reasonably likely to have a material impact on our financial condition or results of operations. We believe that our estimates for revenue recognition, internal-use software, and business combinations are the most critical to fully understand and evaluate our financial condition and results of operations. During the nine months ended March 31, 2023, there were changes in our critical accounting estimates related to the Vision Bioenergy partnership transaction affecting the below financial statement line items:

Other Assets

The Purchase Option we received in connection with the Vision Bioenergy partnership transaction (referenced in Note 2) is currently valued at $0.6 million using a lattice option valuation model, which incorporated significant, unobservable inputs. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. No adjustment to the fair value was recorded as of March 31, 2023.

Gain on Sale of Business Interest

The Vision Bioenergy partnership transaction was accounted for as a sale of a business. We recorded a gain on the sale of the business that was based in part on adjustments to fair value of certain tangible and intangible assets we contributed to the partnership and on current and future payments and contributions to us and to the partnership by Shell. The valuation of the contributions and payments made by both partners required us to estimate future financial performance, interest rates, and the likelihood of achieving certain milestones.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Second Amended and Restated Bylaws, together with Amendment One thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1 †+(9)	Contribution and Membership Interest Purchase Agreement, dated February 6, 2023, by and between S&W Seed Company and Equilon Enterprises LLC (dba Shell Oil Products US).

10.2†	Amendment and Restated Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and CIBC Bank USA.

10.3	Third Amendment to Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and MFP Partners, L.P..

10.4	Amendment Deed, dated February 8, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(5)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(6)
Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2022 (File No. 001-34719).
(7)
Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(8)
Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(9)
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

†Schedules (or similar attachments, including exhibits) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.

+Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by [***]) because S&W has determined that the information is both not material and is the type that S&W treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&W SEED COMPANY

Date: May 11, 2023	By:	/s/ Elizabeth Horton
Elizabeth Horton
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)