Form 10-K
period 2023-06-30
S&W Seed Co
filed 2023-09-27
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $36,065,100 based on the closing share price per market reports generated from the NASDAQ Global Select Market System on December 31, 2022.

The number of shares outstanding of common stock of the registrant as of September 20, 2023 was 43,001,172.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its next Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement is to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended June 30, 2023.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events and the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions; our implementation of our recently implemented strategic review (which includes our plans to reduce annual operating expenses) our recent partnerships with Trigall Genetics and Shell and their role in enabling us to reduce our operating expenses and sharpen our focus on key growth priorities; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•
whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•
whether we are able to maintain compliance with our current loan agreements, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
the COVID-19 pandemic and other geopolitical and macroeconomic events, such as global inflation, bank failures, supply chain disruptions, uncertain market conditions the ongoing military conflict between Russia and Ukraine and related sanctions, the armed conflict in Sudan, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
•
changes in demand for our seed products, including Double TeamTM, our non-GMO herbicide tolerant sorghum solution;
•
whether we are able to develop and successfully launch additional trait technology products;
•
whether we are successful in commercializing our current and future trait technology products, including Double Team;
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
•
the impact of crop disease, severe weather conditions, such as drought and flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;

•
the impact of pricing of other crops that may influence what crops our growers elect to plant;
•
whether we are successful in aligning expense levels to revenue changes;
•
whether we are successful in monetizing camelina;
•
the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements;
•
whether our recent partnerships with Trigall Genetics and Shell provide their anticipated benefits; and
•
other risks that are described herein including but not limited to the items discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

You are urged to carefully review the disclosures made concerning risks and uncertainties that may affect our business or operating results, which include, among others, those described above.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Many factors discussed in this Annual Report on Form 10-K, some of which are beyond our control, will be important in determining our future performance. Consequently, these statements are inherently uncertain and actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Furthermore, such forward-looking statements represent our views as of, and speak only as of, the date of this Annual Report on Form 10-K, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We undertake no obligation to publicly update any forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms "fiscal 2024, “fiscal 2023,” and “fiscal 2022” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2024, 2023, and 2022, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1. Business

Overview

We are a global multi-crop, middle-market agricultural company. We are market leaders in the breeding, production and sale of alfalfa and sorghum seeds. We also have a commercial market presence in pasture and sunflower seeds. We operate seed cleaning and processing facilities, which are located in Texas, New South Wales, and South Australia. Our seed products are primarily grown under contract by farmers.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 600 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during the fiscal year 2024.

Founded in 1980, we began our operations as a limited producer of non-dormant alfalfa seed varieties bred for warm climates and high-yields, including varieties that can thrive in poor, saline soils. Over the years we have built a diversified, global agricultural platform through a combination of organic growth and strategic acquisitions and strategic collaborations, which most recently included:

•
Our fiscal 2023 partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia; and
•
Our fiscal 2023 partnership with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, or Vision Bioenergy. Under the terms of the partnership agreement, S&W contributed production and research facilities, along with certain personal property, including vehicles and other similar equipment, into its Vision Bioenergy subsidiary and subsequently sold a 66% interest in the subsidiary to Shell.

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

•
Cost-Efficient Global Supply Chain. We produce seed in the Western United States, Canada, Australia, South Africa and Argentina under contract with select third-party growers. We currently maintain approximately 140 grower relationships, many of which are longstanding. Our global, but localized, production capabilities allow us to produce seed close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that customer’s region and produced at low cost. We condition and package seed primarily in our own facilities located in Texas and Australia. We believe that direct ownership of our production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

•
Global Distribution Capabilities and Relationships. We sell our seed through one of the industry’s largest networks of distributors and dealers, reaching more than 40 countries. In the United States, we believe that our dealer and distributor network, unique among middle-market seed companies, provides a platform to support sales growth across crop categories. In Australia, we enhanced our sales and distribution capabilities through our 2020 acquisition of Pasture Genetics.

•
Deep Industry Expertise. We believe that our management team has deep industry experience and a demonstrated record of success that is unmatched for a seed industry company of our size. Our leadership team includes both proven industry executives recruited to our company and top talent acquired through our various acquisitions. Mark Wong, our former Chief Executive Officer, or CEO, who announced his retirement effective July 1, 2023, has over 40 years of senior executive experience in the agriculture industry and successfully built, operated, and sold multiple seed companies to industry leaders across multiple crops. Mark Wong will continue to serve as a member of S&W's Board of Directors. Mark Herrmann, appointed as CEO effective July 1, 2023, has over 35 years of experience in the agricultural seed industry, most recently serving as CEO of AgReliant Genetics, LLC, the third largest North American seed corn company and leader in soybeans and other supporting crops, from January 2016 to July 2020.

Our goal is to be a leading multi-crop, middle-market agricultural company delivering value to our customers and strong financial returns to our shareholders. To reach our goal, we have prioritized the following strategic initiatives:

•
Focus on Key Products that Address Unmet Market Needs. We expect to introduce more than 20 new products during the fiscal year 2024 across our current crop offerings. We also plan to continue development activities aimed at generating high-value improved traits in our crops and to begin commercialization of seed products carrying those traits. We completed a Spring 2022 commercial launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our Double Team™ collaboration with ADAMA. With the persistence and concern of drought conditions, we expect our Double Team sorghum to continue gaining market share in the coming years. We are also developing and testing new sorghum products absent of prussic acid, a known toxin which can negatively impact animal health when sorghum plants are grazed.

•
Build Our Multi-Channel Distribution Network and Execute on International Cross-Selling Opportunities. Our organization is aligned across geographic lines, as opposed to product lines. We believe that this structure allows us to make the best use of distribution assets like our United States dealer and distributor network and our Australian sales force and to unlock potential sales synergies through international cross-selling of products. We believe that a robust, diverse distribution network will allow us to continue to evolve beyond our historical dependence on certain geographical markets which carry higher political, regulatory and economic risks.

•
Exploit Production Capability for Best-In Class Cost Structure. Our streamlined international supply chain provides us with flexibility in sourcing product to meet customer needs. We are focused on exploiting this ability to shift production to low-cost areas to both support our competitive position and improve our margins by increasing our efficiency.

•
Develop Camelina Market Through Vision Bioenergy. We have specific expertise in breeding, production, sales, and distribution of small seeded and specialty crops, including camelina, which we believe are highly desirable for biofuel production. Through our newly formed partnership with Shell, we intend to enter the camelina market as a seed and technology provider.

Our Current Crops

Sorghum

The Sorghum Market. Sorghum comes in two types, forage and grain. Forage sorghum utilizes the whole plant fed to livestock through grazing, dried hay or sileage. Grain sorghum is bred and managed to maximize production of the seed or grain. While grain from sorghum has been traditionally used for livestock feed and in ethanol production, sorghum is gaining popularity as a substitute for wheat and other grains in food products due to its gluten-free characteristics, as well as its antioxidant, high protein, low fat, high fiber and non-GMO properties. Additionally, the pet food industry has been increasing its use of grain sorghum due to its nutritional benefits and enhanced digestibility. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. With the persistence and concern of drought conditions, we expect sorghum to become more prominent in the coming years. S&W’s primary markets are currently in the Americas, Europe, and Australia where sorghum is grown commercially and requires high quality hybrid seed.

S&W’s Sorghum Portfolio. Our current portfolio of over 300 commercialized sorghum seed products includes both forage and grain sorghum. We believe that many of our sorghum hybrids are unmatched and consistently out-yield competitor products in select markets.

We plan to launch two new conventional grain sorghum hybrids in fiscal 2024 to replace aging products in our portfolio. For our technology trait product lines, we plan to pilot launch in fiscal 2024 at least one new prussic acid free hybrid in collaboration with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. We plan to offer four Double Team grain sorghum hybrids with sufficient supply to address the potential significant growth in the herbicide trait sector. We also plan to launch our first Double Team forage sorghum into the U.S. market in fiscal 2024. We continue to reduce the conventional sorghum product portfolio to ease inventory management and to devote more resources to our trait ladened products.

Alfalfa

The Alfalfa Market. Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as “forage” for livestock, including dairy and beef cattle, horses and sheep. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay. We expect worldwide demand for alfalfa production to remain stable overall.

S&W’s Alfalfa Seed Portfolio. Our current portfolio of over 150 commercialized alfalfa seed products spans both non-dormant varieties, which grow year-round, and dormant varieties, which have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments. Our alfalfa seed products include varieties that exhibit the traits that farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

Over the past several years, dormant alfalfa replant acreage in North America has trended downward, resulting in lower market size and corresponding seed sales for all companies in the sector. As a result, we have reduced our R&D expenditures in support of the dormant alfalfa market and have diverted those R&D assets towards bioenergy/cover crop development.

Pasture Seeds

The Pasture Seed Market in Australia. In addition to alfalfa, the pasture seed market in Australia includes medic, clovers, vetch, forage cereals, and certain grasses. Key customers include beef cattle, sheep and dairy farmers, silage, hay and chaff producers.

S&W’s Pasture Seed Portfolio. We currently offer over 200 pasture seed products in the Australian market.

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

S&W’s Sunflower Portfolio. We currently have approximately 15 sunflower seed products in the market. In fiscal 2023, the majority of sunflower sales were to Asia and Australia. During fiscal year 2022, we ceased our sunflower research and development program in Europe and scaled back our program in Australia.

Australian Wheat

Trigall Australia Partnership. Effective December 23, 2022, S&W Australia entered into a partnership with Trigall for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty

Ltd, or Trigall Australia. S&W Australia transferred all seven of its wheat varieties to the partnership at its inception.

Stevia

S&W’s Stevia Program. Our stevia research and development program has focused on developing stevia into a U.S.-grown crop since 2009. In 2019, we opened a dedicated stevia field breeding station in Tifton, Georgia. In 2021, we entered into a Pilot Program Supply Agreement with Ingredion Incorporated to develop a U.S.-based production and supply chain for stevia leaf using S&W’s propriety stevia genetics, with the first plantings occurring in October 2021. We also house and maintain under a services agreement the stevia genetics program of Heartland Food Products Group at our Tifton field breeding station.

Currently, S&W's stevia program has been paused indefinitely, as management has elected to focus its attention on its primary crops, specifically Double Team sorghum, that are expected to generate positive cash flows. The Company is actively looking for a buyer for its viable stevia germplasm.

Product Development

We believe a successful seed business in the modern era should deliver a combination of two types of products: (i) traditional products of high-quality seed with genetics for high yield and end-use quality, appropriate disease and insect tolerance, and other agronomic characteristics; and (ii) differentiated products with high value proprietary traits that offer unique value for farmers or consumers and thus capture both market share and higher prices.

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

We develop the second product type, which emphasizes valuable and unique traits, both in-house and through exclusive collaborations. The recently launched Double Team product was developed entirely in-house through our DNA and Tissue Culture Lab in Texas. We also developed an improved forage quality alfalfa product through our exclusive arrangement with Calyxt. Our prussic acid free trait, expected to have a pilot launch in fiscal 2024, was developed through an exclusive arrangement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. Our lab and technology personnel are focused on maintaining a continuous pipeline of traits that can be used to build value by increasing market share in both company and private label seed brands and by out-licensing to other seed companies on a royalty basis. For example, we completed our first out-license of Double Team technology to Mojo Seed in June 2022.

Sales, Marketing and Distribution

We currently sell over 600 seed products in more than 40 countries. Our principal markets for alfalfa sales are the United States, Canada, Mexico, South America, the Middle East, North Africa, and Australia. Our sorghum sales are focused in the United States, Mexico, Australia, Europe and South Africa. Our sunflower sales are primarily in the Middle East, Africa and Australia. Our pasture seed sales are focused in Australia. Before the partnership with Trigall in December 2022, our wheat sales were in Australia.

Our organization is structured along geographic lines, as opposed to product lines, which we believe allows us to make the best use of distribution assets (like our U.S. dealer and distributor network and our Australian sales force) and unlock potential sales synergies through international cross-selling of products.

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

Seed Production

We produce seed in the United States, Canada, Australia and South Africa under contract with select third-party contract growers. We currently maintain approximately 140 grower relationships. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

We condition and package seed primarily in our own facilities located in Texas and Australia; although in some markets (for example, California) we use third-party processing services. We believe that direct ownership of production facility assets gives us more flexibility to respond to demand changes unique to each geography, greater control over product quality and a lower cost structure.

Seasonality

We contract with growers based upon our anticipated market demand. We mill, clean, and stock the seed during the harvest season and ship from inventory throughout the year. However, our seed business is seasonal. In the Northern hemisphere, production and harvest occurs from March through September and processing and shipping finished goods primarily occurs from October through May. In the Southern hemisphere, production and harvest occurs from October through March and processing and shipping primarily occurs from March through August.

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

Competition

Competition in the seed industry, both domestically and internationally, is intense and we believe it is intensifying with industry consolidation. We believe that the key competitive drivers in the industry are proven performance, customer support in the field and value, taking into account not simply the price of the seed but also performance in the field.

We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies. Our principal competitors include:

•
Alfalfa. In the U.S. market, our principal competitors in our alfalfa seed business are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.), and Pioneer and Alforex Seeds (subsidiaries of Corteva). In the Australian market, competitors in the proprietary alfalfa seed market include the Barenbrug Group and DLF Australia. In Australia, we also face competition from smaller companies offering non-proprietary seed.
•
Sorghum. Our principal competitors in sorghum are Pioneer, DeKalb (a subsidiary of Bayer) and Alta (division of Advanta) in the U.S., Pacific Seeds (a division of Advanta) and Pioneer in Australia, Nuseed, Brevant (a division of Pioneer), Dekalb (a subsidiary of Bayer), and Advanta in Latin America
•
Sunflower. Our principal competitors in sunflower are Pioneer, Nuseed, Dyna-Gro Seed (a subsidiary of Nutrien Ag Solutions), Syngenta AG, Advanta and Limagrain.
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

Research and Development

Research & Development expenses for the year ended June 30, 2023 totaled $5.2 million compared to $7.7 million for the year ended June 30, 2022.

Employees

As of September 11, 2023, we had 153 total employees, of which 134 were full-time employees. We also retain consultants for specific purposes when the need arises. None of our employees are represented by a labor union.

Corporate History

From 1980 until 2009, our business was operated as a general partnership. In October 2009, we incorporated in Delaware, and in December 2011, we reincorporated in Nevada.

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

Excluding the gain recently recognized in relation to the Vision Bioenergy partnership, we are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC Bank USA, or CIBC, which matures on August 31, 2024, our debt facilities with National Australia Bank Ltd., or NAB, and our AgAmerica note all contain various operating and financial covenants, and the COVID-19 pandemic and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or NAB to invoke default remedies. We were not in compliance with certain of these covenants in the past and were required to obtain waivers and/or amendments from CIBC. The CIBC Loan Agreement as presently in effect requires us to meet minimum adjusted EBITDA levels on a quarterly basis. The NAB Finance Agreement includes an undertaking that requires us to maintain a net related entity position of not more than USD $18.5 million and meet specified annual interest cover ratios. We were not in compliance with the adjusted EBITDA covenant from per the CIBC Loan Agreement and the interest cover ratio per the NAB Finance Agreement as of June 30, 2023, but obtained waivers from both lenders for such non-compliance. While we obtained waivers from CIBC and NAB for these covenants, there can be no assurance we will be successful in meeting our covenants or securing future waivers and/or amendments from our lenders. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to our growers, sell certain assets or divest certain operations.

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

In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, recent and potential future bank failures, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, actual or anticipated changes in interest rates and economic inflation, and other factors beyond our control, the global credit and financial markets have at times experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

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

Our seed crops are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are common but difficult to predict. In addition, seed crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. In addition, climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. For example, in the year ended June 30, 2023, we experienced revenue declines due in part to a wet La Nina spring in Australia and overall flooding in Eastern Australia, which caused the harvest to be later and smaller than usual, and in the United States, we also experienced delayed plantings from cold temperatures. Unfavorable growing conditions can reduce both crop size and quality. Although we do not grow any of our seed directly, these factors can still impact us by potentially decreasing the quality and yields of our seed and reducing our available inventory. These factors can increase costs, decrease revenue and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

We have entered into collaborative relationships for the development, marketing and production of wheat and camelina, and our future revenues may be substantially dependent on the success of these relationships. These collaborative relationships may not be successful, and we may be unable to realize any significant recurring commercial benefit from them.

As part of our overall business strategy, we have entered into collaborative relationships that are intended to leverage our proprietary seed, germplasm and technology for the development, marketing and production of certain crops. For example, in December 2022 we formed a partnership with Trigall Genetics S.A., or Trigall Genetics, for the development and marketing of wheat varieties in Australia through Trigall Australia Pty Ltd, a newly formed Australian corporation, or Trigall Australia, in which we retain a 20% ownership interest. In addition, in February 2023, we entered into a partnership with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, an entity in which we retain a 34% interest. We believe our future revenues may be substantially dependent on the success of these partnerships.

Our partnership partners have primary responsibility for, and control over, the operations of these partnerships, including the development, marketing and production of the products on which they are focused. We have limited or no control over our partners’ decisions, including the amount and timing of resources that they dedicate to such activities. If a partnership partner fails to successfully manage its respective partnership, the development, marketing and/or production of the applicable product may be delayed or may not occur at all. As a result, these collaborative efforts may not be as successful as we expect, or at all, and we may be unable to realize any significant recurring commercial benefit from them. This could have a material adverse effect on our business, results of operations, and financial condition, which in turn could result in a significant decline in the market price of our common stock.

When we enter collaboration and partnership relationships, we are also subject to a number of other risks, including:

•
We may be obligated to make additional capital contributions and/or provide services in support of these partnerships, and we may face potential liability to our partners if we do not satisfy these obligations;
•
Our collaborators may not comply with applicable laws or regulatory guidelines, which could adversely impact the development or commercialization of the applicable product;
•
There could be disagreements regarding our agreements with our partners that delay or terminate the development, marketing and production of the products on which the partnership is focused, delay or eliminate potential payments to us under the applicable agreements or increase our costs under or outside of the agreements;
•
Our collaborators may not effectively allocate adequate resources, may have limited experience in a particular territory, or may generate unfavorable results; and
•
Our collaborators may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We or our collaborators might terminate our agreements in certain circumstances or amend the terms of our agreement, and investors and analysts may not view any termination or amendment as favorable.

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

These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new products more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Additionally, data analytic tools and web-based new direct purchase models offer increased transparency and comparability, which increases price pressures. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

If we are unable to estimate our customers’ future needs accurately and to match our production to the demand of our customers, our business, financial condition and results of operations may be adversely affected.

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to farmers who grow crops from the seed. Due to the nature of the seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. It may be difficult for us to dispose of all of our inventory on commercially reasonable terms, or at all. Also, retention of excess inventory over extended periods of time increases the risk that certain inventory lots may deteriorate in quality and germination rates. If we determine that the value of our inventories exceeds the market value of product that we reasonably believe we can sell, we may need to record an impairment charge for a portion of our inventory in one or more fiscal periods. For example, our cost of revenue for the years ended June 30, 2023 and 2022 included inventory write-downs of $2.8 million and $6.4 million, respectively, related to certain inventory lots that deteriorated or were expected to deteriorate in quality and germination rates. Any such impairment charge or any failure to sell inventory on commercially reasonable terms could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

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

The performance of our new seed products may not meet our customers’ expectations, or we may not be able to introduce and commercialize specific seed varieties and hybrids. Reorder rates are uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, which could be further complicated by competitive price pressures, our failure to develop new products to meet the evolving demands of the end users, the development of higher-demand products by our competitors and general economic conditions. The process for new products to gain market recognition and acceptance is long and has uncertainties. New products may be abandoned for many reasons, including greater than anticipated development costs, competition, decrease in demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. If we fail to introduce and commercialize new seed products that meet the demands of the end user, if our competitors develop products that are favored by the end users, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected, and our revenue may decline. In addition, sales of our new products could replace sales of some of our current similar products, offsetting the benefit of a successful product introduction.

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

Only five milling facilities are regularly used by S&W Australia’s grower base to clean and process S&W Australia alfalfa seed. Should one or more of these facilities become unusable, there could be a significant effect on S&W Australia’s ability to get its Australian alfalfa seed to market in a timely manner or at all. S&W Australia’s growers use Tatiara Seeds to process approximately 63% of the alfalfa seed grown for S&W Australia in fiscal 2023.

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

S&W Australia relies on a group of over 55 Australian contract growers to produce its proprietary alfalfa seeds. In this system, growers’ contract with S&W Australia to grow S&W Australia’s seed for terms of seven to ten years in the case of alfalfa and two to three years for white clover. S&W Australia uses a staggered payment system with the growers of its alfalfa and white clover; the payment amounts are based upon a Production Fee for compliant seed. The Production Fee is advised each year at the time of crop harvest but no later than May 31 and is based on carryover stock, estimated size of harvest and prevailing and estimated market values. Following the grower’s delivery of uncleaned seed to a milling facility, S&W Australia typically pays approximately 40% of the Production Fee to the grower based on pre-cleaning weight. Following this initial payment, S&W Australia makes two equal progress payments to the total of the Production Fee in September and December and, if applicable, a bonus payment for “first grade” alfalfa seed. The final amount payable to each grower is also subject to adjustment based upon the clean weight of the seed grown. Once the Production Fee has been advised each year S&W Australia is committed to payment amounts and timing exposing it to adverse changes in market values due to price and currency fluctuations.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Although we sell seed to various regions of the world, a significant percentage of our sales outside the United States in fiscal 2023 were principally to customers in the Australia and the Middle East. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:

•
fluctuations in currency values and foreign-currency exchange rates;
•
exchange control regulations;
•
changes in local political or economic conditions;
•
governmental pricing directives; import and trade restrictions;
•
import or export licensing requirements and trade policy;
•
restrictions on the ability to repatriate funds; and
•
other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control.

Furthermore, our ability to export our products and our sales outside the United States may be adversely affected by significant changes in trade, tax, or other policies, including the risk that other countries may retaliate through the imposition of their own trade restrictions and/or increased tariffs in response to substantial changes to U.S. trade and tax policies. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell their commodity at prevailing international prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

Additionally, in many markets there are various pressures to reduce government subsidies to farmers, which may inhibit the growth in these markets of products used in agriculture. In addition, government programs that create incentives for farmers may be modified or discontinued. However, it is difficult to predict accurately whether, and if so when, such changes will occur. We expect that the policies of governments and international organizations will continue to affect the planting choices made by growers as well as the income available to growers to purchase products used in agriculture and, accordingly, the operating results of the agriculture industry.

The effects of the military conflict between Russia and Ukraine may have an adverse impact on our business.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Following the invasion of Ukraine by Russia in early 2022, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. Shifts in these underlying conditions may negatively impact our margins. Furthermore, our market environment and, consequently, our business performance may be adversely impacted.

Further escalation of the military conflict or related geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chains.

The effects of the conflict in Sudan may have an adverse impact on our business.

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. At this time, we expect to ship to Sudan $3.0 million to $6.0 million of our product in the first half of fiscal 2024 and will continue to monitor and assess conditions. If we are unable to provide shipments to Sudan and cannot find alternative outlets for the product, our business, financial condition or results of operations may be adversely impacted.

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

Our ability to launch and commercialize certain new products is subject to regulatory approval, which can be lengthy, costly, complex and in some markets unpredictable. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new and existing technology, products, or processes on safety, health, and the environment. Seed products incorporating biotechnology derived traits and crop protection products must be extensively tested for safety, efficacy, and environmental impact before they can be registered for production, use, sale or commercialization in a given market. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. If we are unable to receive the necessary approvals, we will be unable to produce and sell certain of our current and future products, which may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, cyberattacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property.

A security breach, including, for example, a misappropriation of customer, distributor or employee confidential information, trade secrets or intellectual property, could disrupt our business and result in increased costs or loss of revenue, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management’s attention required for investigation, remediation and litigation, substantial repair or replacement costs. In addition, any disruption in our information technology systems, loss of data or other disruptions could impair our ability to manage inventories, process transactions and communicate with our customers, which could prevent us from being able to fulfill orders, result in cancellations and loss of customers, cause us reputational harm and generally disrupt our ability to conduct our business, any of which could have a material adverse effect on our business, financial condition or results of operations.

While we have implemented measures for the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Actual or threatened public health pandemics or outbreaks may adversely impact on our business, operations and the markets and communities in which we, our partners and customers operate.

While many health organizations have declared that the COVID-19 pandemic has ended, the pandemic and previous actions to slow its spread had an adverse impact on our operations, including disruptions of shipments of our seed products, increased foreign exchange rate volatility, reduced in-person sales interactions, and other disruptions which affected our results and financial condition. For example, during the year ended June 30, 2023, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We cannot predict if or when other similar disease outbreaks will emerge that cause similar disruptions. The extent to which future pandemics may impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the timing and duration of future pandemics, the transmissibility and severity of illness caused by future pandemics, the efforts by governments and businesses to contain the spread of future pandemics, business closures or business disruptions and the impact on the economy and capital markets. Similar disruptions or disease outbreaks could delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

A negative public perception of biotechnology may adversely impact our business.

Concerns and claims regarding the safe use of seeds with biotechnology traits and their potential impact on health and the environment, and the perceived impacts of biotechnology on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These and other concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation, termination of raw material supply agreements, and legal claims. These and other concerns could also influence public perceptions, the viability or continued sales of certain of our products, our reputation, and the cost to comply with regulations. As a result, such concerns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Disruptions to our operations may adversely impact our business.

Despite all precautions, operations at our sites may be disrupted by fires, power outages, process changeovers – including those due to restrictions on the use of certain chemical substances – or plant breakdowns, for example. In addition, some of our production facilities are located in areas that may be affected by natural disasters such as flooding or earthquakes. These risks can lead to production disruptions or stoppages, result in personal injury and damage to our reputation, lead to declines in sales and/or margins, and necessitate the reconstruction of damaged infrastructure.

Furthermore, potential criminal activities targeting our employees, property or business activities represent a risk for our company. These include intellectual property theft, vandalism, physical attacks and sabotage. In addition, counterfeit or adulterated versions of our products could be put into circulation. There is also the risk of crises such as a pandemic or a prolonged power outage that could lead to a breakdown of our critical infrastructure and our production.

Risks Related to our Financial Position and Investment in Our Securities

The terms of our loan and security agreement with CIBC and MFP, our debt facilities with NAB, and our AgAmerica note place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

Our revolving credit facility with CIBC is secured by a first priority perfected security interest in substantially all of our assets, subject to certain exceptions. In addition, we may become obligated to repay deemed term loan advances pursuant to a Subordinate Loan and Security Agreement with MFP Partners, L.P., or MFP.

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

If we default under the credit facility, CIBC may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. Current debt covenants are stated in the March 22, 2023 amendment with CIBC. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, CIBC could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. Although we have secured a lending commitment from MFP to address certain of these risks, we cannot assure you that we will be able to comply with the terms of the loan agreement with MFP, and we would still need to seek refinancing of the MFP loan agreement if any amounts became payable under the MFP loan agreement. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms, if at all.

Our term loan agreement with AgAmerica Lending LLC, or AgAmerica, is evidenced by a promissory note and is secured by a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. The term loan agreement and the promissory note, or collectively, the AgAmerica note, requires us to comply with a number of covenants (affirmative and negative) that include limitations with respect to liens, fundamental changes, asset sales and formation and acquisition of subsidiaries, in each case subject to exceptions. If we default under the AgAmerica note, AgAmerica may declare all outstanding obligations immediately due and payable, which may require us to seek additional or alternate financing and/or modify our operational plans.

Our debt facilities with NAB also contain various covenants, including an undertaking that requires us to maintain a net related entity position of not more than USD $18.5 million. The debt facilities with NAB are guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $9.9 million as of June 30, 2023). If we default under the NAB debt facilities, NAB may declare all outstanding obligations immediately due and payable, which may require us to seek additional or alternate financing and/or modify our operational plans.

Although our amended CIBC Loan Agreement matures on August 31, 2024, our AgAmerica note matures on June 30, 2026, and our NAB debt facilities mature on September 29, 2023 and September 30, 2024, we cannot assure you that we will succeed in securing future refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the lending agreements. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from our lenders, including on terms that may be significantly less favorable to us, before we are able to refinance the loan agreement, if ever. Any declaration by our lenders of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline. If we are unable to access funds to meet those obligations or to renegotiate our agreements, our lenders could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, our lenders could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate our lending agreements under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, our lenders' rights to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by our lenders of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness. If we are unable to repay, refinance or restructure our indebtedness when payment is due, our lenders could proceed against the collateral or force us into bankruptcy or liquidation.

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

We completed a private placement of our Series B Redeemable Convertible Non-Voting Preferred Stock on February 18, 2022, and if we are required to redeem such shares of preferred stock, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.

We issued 1,695 shares of Series B Redeemable Convertible Non-Voting Preferred Stock, or Series B Preferred Stock, in connection with our February 2022 private placement. Unless prohibited by Nevada law governing distributions to stockholders, the Series B Preferred Stock is redeemable, at any time after August 18, 2025, upon written request from the holders of a majority of the outstanding shares of Series B Preferred Stock, at a price equal to its stated value, plus any cash dividends accrued but unpaid thereon. As of June 30, 2023, the aggregate stated value of our Series B Preferred Stock was $5.3 million. If a holder of the Series B Preferred Stock requests redemption we will be required to redeem such shares of preferred stock. However, we may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. Additionally, even if such redemptions are permitted, our available cash will be negatively impacted as a result of such redemptions. In addition, such reduction in our available cash could decrease the trading price of our common stock.

If we issue additional securities with rights superior to our common stock, the holdings of those owning our common stock could be further diluted or subordinated to the rights of the holders of preferred stock.

We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our board of directors is authorized by our articles of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Our board of directors has authorized the issuance of 3,323 shares of Series B Redeemable Convertible Non-Voting Preferred Stock, of which 1,695 shares are outstanding as of June 30, 2023. Any future sales of securities could adversely affect the interests or voting rights of the holders of our common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

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

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay cash dividends, our common stock may be less valuable to investors because a return on their investment will only occur if our stock price appreciates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a description of our material properties:

Location	Primary Use	Leased or Owned

United States:
Dumas (Moore County), Texas	Warehouse storage	Owned by S&W
Kern County, California	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W
Longmont (Boulder County), Colorado	Corporate Headquarters for S&W	Leased by S&W
Lubbock (Lubbock County), Texas	Research facilities and warehouse storage	Leased by S&W
Lubbock (Lubbock County), Texas	Research greenhouse	Leased by S&W
Lubbock (Lubbock County), Texas	Laboratory and general office	Leased by S&W
New Deal (Lubbock County), Texas	Processing facility and production warehouse storage	Owned by S&W
Tifton (Tift County), Georgia	Research and shop facilities, R&D field plots for stevia/sorghum/camelina	Leased by S&W
Tulia (Swisher County), Texas	Warehouse storage	Leased by S&W
Victoria (Victoria County), Texas	Warehousing and production storage	Leased by S&W

Australia:
Breeza, New South Wales	Research farm	Leased by S&W Australia
Cambooya, Queensland	Research farm	Leased by S&W Australia
Deniliquin, New South Wales	Processing facility	Leased by S&W Australia
Keith, South Australia	Processing facility	Owned by S&W Australia
Keith, South Australia	Research farm	Leased by S&W Australia
Penfield, South Australia	Warehousing and production storage and research and development	Leased by S&W Australia
Tamworth, New South Wales	Research and development and warehousing and production storage	Leased by S&W Australia
Toowoomba, Queensland	Research and development and warehousing and production storage	Leased by S&W Australia
Wingfield, South Australia	Warehousing and production storage	Leased by S&W Australia

We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

AgAmerica Mortgage

On June 20, 2023, the Company entered into a Term Loan Agreement with AgAmerica Lending LLC, a Florida limited liability company, or AgAmerica, pursuant to which AgAmerica extended a term loan of $4.3 million to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon.

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

Holders

As of September 20, 2023, we had 51 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in fiscal 2023 that have not been previously reported on a Current Report on Form 8-K.

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

Executive Overview

We are a global multi-crop, middle-market agricultural company and a market leader in the breeding, production and sale of alfalfa and sorghum seeds, and have a commercial market presence in pasture and sunflower seeds. We are also leveraging our camelina seed technology in our partnership with Shell in the United States to demonstrate how agriculture and energy can work together to lower carbon emissions by producing domestically sourced sustainable biofuel feedstocks.

Our seed platform develops and supplies high quality germplasm designed to produce higher yields for farmers worldwide. We sell over 600 seed products in more than 40 countries. We maintain an active product pipeline and expect to introduce more than 20 new products during fiscal 2024.

Strategic Review

We have maintained our strategic path for operations and future growth in sorghum while continuing to execute and refine our key centers of value for our international forage and pastures, camelina, and alfalfa businesses. With grower adoption of our Double Team grain sorghum solution accelerating since its fiscal 2022 launch and the technological development of Double Team planned for forage and grain sorghum products in fiscal 2024, we believe we are in a unique position to be the leading technology provider of this important global crop.

We have continued to align our cost structure to support our key centers of value in order to drive the business towards profitability. We have decided to pause our development of stevia leaf and re-evaluate its longer-term profit opportunity with our partners. We have reduced obsolescence costs through improved life cycle management and SKU optimization efforts with the reduction of low margin forage lines and seed treatment offerings. Continuing into fiscal 2024, we expect to recognize improvement in our seed cost position as additional operational efficiency plans are implemented and guided by best-in-class cost standards.

In fiscal 2023, we entered into partnerships with Shell and Trigall that we believe will generate value while strengthening our balance sheet.

•
Our partnership with Shell, Vision Bioenergy, intends to develop camelina and other oilseed species from which oil and meal can be extracted for future processing into animal feed, biofuels, and other bioproducts. With a limited supply of arable land, camelina provides a long-term opportunity of maximizing farmland food production.
•
Our partnership with Trigall, Trigall Australia, combines our commercial footprint with the unique technologies and expertise of Trigall to further develop and market wheat varieties in Australia.

In addition, we have executed on our fiscal 2023 plan to reduce annual operating expenses by $5.0 million.

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

The COVID-19 pandemic negatively impacted our operations and financial results in 2021 and 2022, due to broad-based supply chain disruptions across the U.S. and globally. These supply chain issues negatively impacted our ability to book containers for ocean freight, which in certain cases delayed customer shipments and extended our regular sales and collection cycle. In 2023, we experienced a lessening of the severity of these supply chain issues, though continue to experience negative effects in certain jurisdictions. We continue to work closely with our customers, business units, third party contractors and suppliers, and other external business partners to minimize the potential impact on our business. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the location, duration and spread of future outbreaks, and the resulting specific impacts felt by our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. At this time, we expect to ship to Sudan $3.0 million to $6.0 million of our product in the first half of fiscal 2024 and will continue to monitor and assess conditions. Also, in Saudi Arabia, unregistered lower priced and lower quality European produced seed is currently being dumped into the country which has created a short-term imbalance. We believe inventory levels will normalize following the quick flushing out of this seed and we are making the strategic decision not to discount our high value seed to compete with this low-quality product. As a result of the Sudan geopolitical conflict and this short-term impact in Saudi Arabia, a significant amount of alfalfa orders were moved from the second half of fiscal 2023 to the first half of fiscal 2024.

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

During the fiscal years ended June 30, 2023 and 2022, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2024, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

The mix of our product offerings will continue to change over time with the introduction of new seed varieties and hybrids resulting from our robust research and development efforts. Potential sources of new revenue include expansion of novel, non-GMO product lines, entry into gene-edited product markets, entry into specialty crop markets, such as biofuels, and additional strategic transactions.

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

Our specialty crops, including our biofuels program, have yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various opportunities to monetize the results of our research and development efforts. Such potential opportunities include possible collaborations, partnerships and/or joint ventures, licensing agreements and royalty-based agreements. For example, we recently entered into our Vision Bioenergy partnership with Shell in order to develop commercially viable camelina sativa and other oilseeds varieties that produce grain from which oil and meal can be extracted for future processing into biofuels, feed and other potential bioproducts. Although we have received upfront payments from Shell pursuant to the partnership and will be entitled to receive additional payments from Shell upon the one-year anniversary of our entry into partnership, there can be no assurance that this will generate any meaningful revenue.

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

Overall, we have been focused on controlling research and development expenses, while balancing that objective against the recognition that continued advancement in product development is an important part of our strategic planning. We intend to focus our resources on development programs we believe will have a high return on investment. For alfalfa seed, we plan to invest in further development of differentiating forage quality traits. For sorghum, we plan to invest in higher value grain products, proprietary herbicide tolerance traits and improved safety and palatability in forage products. We expect our research and development expenses will fluctuate from period to period as a result of the timing of various research and development projects.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics Ltd., or Pasture Genetics, in 2020, Chromatin Inc. in 2018 and from SV Genetics Pty Ltd in May 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5 to 35 years for buildings, 2 to 20 years for machinery and equipment and 2 to 5 years for vehicles.

Other (Income) Expense

Other (income) expense consists primarily of the gain on sale of business interest, foreign currency gains and losses, gains on disposal of intangible assets and equity investments, changes in contingent consideration obligation, governmental grant income, interest expense and interest expense resulting from the amortization of debt discount. Interest expense and Interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities. Amortization of the MFP Letter of Credit (as defined below) asset is also recorded as Interest expense - amortization of debt discount.

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

Results of Operations

Fiscal Year Ended June 30, 2023 Compared to the Fiscal Year Ended June 30, 2022

The following table presents our results of operations for the periods indicated:

	Years Ended June 30,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$73,521,291	100.0%	$71,354,298	100.0%	$2,166,993	3.0%
Cost of revenue	58,983,210	80.2%	64,999,136	91.1%	(6,015,926)	(9.3)%
Gross profit	14,538,081	19.8%	6,355,162	8.9%	8,182,919	128.8%
Operating expenses
Selling, general and administrative expenses	22,430,687	30.5%	24,470,730	34.3%	(2,040,043)	(8.3)%
Research and development expenses	5,237,772	7.1%	7,710,642	10.8%	(2,472,870)	(32.1)%
Depreciation and amortization	4,768,809	6.5%	5,460,321	7.7%	(691,512)	(12.7)%
Loss (gain) on disposal of property, plant and equipment	44,335	0.1%	(31,088)	(0.0)%	75,423	(242.6)%
Goodwill impairment charges	—	—	1,548,324	2.2%	(1,548,324)	(100.0)%
Total operating expenses	32,481,603	44.2%	39,158,929	54.9%	(6,677,326)	(17.1)%
Loss from operations	(17,943,522)	(24.4)%	(32,803,767)	(46.0)%	14,860,245	(45.3)%
Other (income) expense
Foreign currency loss	859,696	1.2%	777,913	1.1%	81,783	10.5%
Government grant income	(1,444,044)	(2.0)%	—	—	(1,444,044)	-
Gain on sale of business interest	(38,167,102)	(51.9)%	—	—	(38,167,102)	-
Gain on sale of equity investment	(32,030)	(0.0)%	(68,967)	(0.1)%	36,937	(53.6)%
Gain on disposal of intangible assets	(1,796,252)	(2.4)%	—	—	(1,796,252)	-
Change in contingent consideration obligation	—	—	(714,429)	(1.0)%	714,429	(100.0)%
Interest expense - amortization of debt discount	1,975,938	2.7%	898,497	1.3%	1,077,441	119.9%
Interest expense, net	4,184,067	5.7%	2,333,575	3.3%	1,850,492	79.3%
Other expenses (income)	1,552,154	2.1%	(121,273)	(0.2)%	1,673,427	(1379.9)%
Income (loss) before income taxes	14,924,051	20.3%	(35,909,083)	(50.3)%	50,833,134	(141.6)%
(Benefit from) provision for income taxes	(763,639)	(1.0)%	413,423	0.6%	(1,177,062)	(284.7)%
Income (loss) before equity in net earnings of affiliates	15,687,690	21.3%	(36,322,506)	(50.9)%	52,010,196	(143.2)%
Equity in loss of equity method investees, net of tax	1,252,330	1.7%	—	—	1,252,330	-
Net income (loss)	$14,435,360	19.6%	$(36,322,506)	(50.9)%	$50,757,866	(139.7)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the year ended June 30, 2023 and the year ended June 30, 2022. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Revenue

The $2.2 million year-over-year increase in revenue is primarily due to a $4.0 million increase in Double Team sorghum sales in the U.S. domestic market and a $4.0 million increase in non-dormant alfalfa sales in the Middle East/North Africa, or MENA, region as a tightening in the global supply of non-dormant alfalfa drove up market prices. Sales in the Latin America, or LATAM, region increased $3.8 million, also benefiting from the tightening in the global supply of non-dormant alfalfa driving up prices, as well as an increase in grain sorghum acres being planted due to cropping rotations. Forage sorghum sales in the U.S. increased $1.4 million due to favorable weather-related conditions leading to an increase in hay and forage production. These revenue increases were partially offset by decreased Australian domestic pasture sales of $4.3 million primarily resulting from flooding in key planting regions that lowered sales in the first half of fiscal 2023, a $3.0 million decrease in revenue in the Asia region due to logistical delays in international shipping and COVID-related impacts in China during the prior year that affected distributor demand, decreased U.S. domestic alfalfa revenue of $1.7 million largely due to a decline in U.S. seeded alfalfa acres, decreased non-Double Team sorghum revenue of $1.0 million, and decreased service revenue of $0.9 million, primarily by having lower camelina service revenue and lower third party alfalfa service revenue in fiscal 2023 as a result of the Vision Bioenergy partnership.

The Company sells a substantial portion of its products to international customers. Sales into international markets represented 70% and 73% of our total revenue during the years ended June 30, 2023 and 2022, respectively. Domestic revenue accounted for 30% and 27% of our total revenue for the years ended June 30, 2023 and 2022, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2023		2022
United States	$22,060,338	30%	$19,534,824	27%
Australia	17,414,681	24%	21,673,461	30%
Saudi Arabia	9,781,138	13%	9,528,777	13%
Mexico	5,502,421	8%	1,915,370	3%
Libya	4,678,973	6%	1,739,105	2%
Sudan	2,612,603	4%	1,443,748	2%
Pakistan	2,494,981	3%	3,309,800	5%
South Africa	1,620,601	2%	1,898,467	3%
Argentina	1,162,369	2%	1,541,402	2%
Algeria	912,040	1%	430,000	1%
Other	5,281,146	7%	8,339,344	12%
Total revenue	$73,521,291	100%	$71,354,298	100%

Cost of Revenue and Gross Margin

Our gross profit margin increased to 19.8% in fiscal 2023 from 8.9% in fiscal 2022. The 10.9 percentage point increase is attributed to increased sales of higher margin products including Double Team sorghum (3.4 percentage points), non-dormant alfalfa outside of the U.S. (3.2 percentage points), and other products and services (1.9 percentage points). These margin improvements were offset by unfavorable effects from flooding in key planting regions in the Australian domestic business (-2.4 percentage points).

The margin increase was also the result of reduced inventory write-downs (4.9 percentage points) compared to the prior year. Cost of revenue for fiscal years 2023 and 2022 included inventory write-downs of $2.8 million and $6.4 million, respectively. Inventory write-downs are generally related to (1) the scrapping of certain inventory lots that have deteriorated in quality and germination rates during the year, (2) the recording of reserves against remaining seed inventory for estimated future deterioration in quality and germination over the product life cycle, and (3) the recording of adjustments to the carrying costs of specific products in excess of market values. Improved inventory life-cycle management accounts for the primary improvement seen in fiscal 2023, which we expect will continue for the foreseeable future.

Excluding the inventory write-downs, the gross margins would have been 23.6% in fiscal 2023 compared to 17.8% in fiscal 2022, an increase of 5.8 percentage points. We believe it is useful to exclude inventory write-downs in calculating adjusted gross margins to provide investors with a method to compare our operating results to prior periods and to peer companies.

Selling, General and Administrative Expenses

The $2.0 million decrease in selling, general and administrative expenses is attributable to a $1.8 million decrease in payroll and other employee compensation related expenses as a result of management’s cost reduction efforts, a $0.3 million decrease in stock-based compensation expense as a result of the accelerated vesting of equity awards of a former executive officer during the year ended June 30, 2022, a $0.3 million decrease in rent, software, and network support spending reductions, a $0.3 million decrease in consulting expenses, a $0.3 million decrease in expenses attributable to the transfer of services provided to Vision Bioenergy, a $0.2 million decrease in bad debt expense, and $0.4 million of other various cost reductions. The cost reductions were partially offset by a $1.1 million increase in one-time transaction costs, a $0.3 million increase in professional fees, and $0.2 million of increased travel expenses.

Research and Development Expenses

The year-over-year decrease in research and development expenses of $2.5 million is attributable to a $1.0 million decrease in salaries, wages and related employment expenses as a result of management’s cost reduction efforts, a $0.4 million decrease in United States field trial and outside service related expenses, a $0.2 million decrease in consulting and professional fees, a $0.2 million decrease in investment in our sunflower programs in Hungary, a $0.2 million decrease in office expenses, and a $0.5 million decrease in other research and development related activities.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.7 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

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

Gain on Sale of Business Interest

The gain on sale of business interest was related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.2 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

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

Change in Contingent Consideration Obligation

The decrease in benefit to non-cash change in contingent consideration compared to the prior year period is due to the February 2022 final valuation of the contingent consideration obligation from the 2020 acquisition of Pasture Genetics Pty Ltd. The valuation resulted in no contingent consideration due and a reversal of the remaining $0.7 million accrual.

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

Interest Expense, Net

Interest expense for the years ended June 30, 2023 and 2022 primarily consisted of interest incurred on the working capital credit facilities, the Rooster Note (as defined below), and equipment finance leases. The $1.9 million increase in interest expense was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other Expenses (Income)

Other (income) expenses for the year ended June 30, 2023 primarily consisted of $1.5 million in lender fees that were written off due to our coming to an agreement with CIBC, an existing lender. These fees are associated with uncompleted financing efforts with other lenders.

(Benefit from) Provision for Income Taxes

We recorded an income tax benefit of ($0.8) million for the year ended June 30, 2023, compared to a $0.4 million income tax provision for the year ended June 30, 2022. Our effective tax rate was (5.1%) for the year ended June 30, 2023 compared to (1.2%) for the year ended June 30, 2022. Our effective tax rate was relatively consistent year over year, with the additional benefit in fiscal 2023 primarily driven by our valuation allowance. Due to the valuation allowance, we do not record the income tax benefit or expense related to substantially all our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we do record certain tax expenses and benefits related to some of our activity in our non-U.S. locations, as well as related to our U.S. state tax return liabilities.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $1.3 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we pay our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal 2023, we paid our North American growers approximately 50% of amounts due in the fall of 2022 and the balance was paid in the spring of 2023. This payment cycle to our growers was similar in fiscal 2022, and we expect it to be similar for fiscal 2024. S&W Australia and Pasture Genetics, our Australia-based wholly owned subsidiaries, have production cycles that are counter-cyclical to North America; however, the timing of payments to Australian growers, which occurs in the second through fourth quarters, also puts a greater demand on our working capital and working capital requirements during these periods.

Historically, due to the concentration of sales to certain distributors, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from these distributors, which varies significantly from year to year.

We continuously monitor and evaluate our credit policies with all our customers based on historical collection experience, current economic and market conditions and a review of the current status of the respective trade accounts receivable balance. Our principal working capital components include cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and our working capital lines of credit.

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our debt and equity securities and credit facilities from financial institutions, both in the United States and Australia.

Capital Resources and Requirements

Excluding the gain recognized in relation to the Vision Bioenergy partnership, we were not profitable for the last several years. We also have had negative cash flow from operations for the last several years. To help fund our operations, we have relied on equity and debt financings, and we will need to obtain additional funding to finance our operations in the future. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

We believe that cash flow from operations, cash payments from Shell pursuant to the Shell Partnership Agreement, the funds received from the AgAmerica mortgage that closed in June 2023, and undrawn availability under our existing debt facilities will be sufficient to meet our cash requirements over the next 12 months. We expect to meet our cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, borrowings under our existing and potential future debt facilities and issuances of equity securities or debt offerings, among other sources of capital. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional funds from, our existing and potential future debt facilities, our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors”.

Below is a summary of material changes to our sources of capital during the year ended June 30, 2023:

Shell Partnership

On February 6, 2023, S&W and Shell entered into a partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy. We received $7.0 million upon the closing of the Shell partnership transaction and will be eligible to receive an additional $6.0 million in February 2024, subject to adjustment in certain circumstances.

Trigall Australia Partnership

In connection with our partnership with Trigall Genetics, we received $2.0 million in cash upon the closing of the partnership transaction and a promissory note for $1.0 million due in December 2023. Under the partnership agreement we are obligated to make an aggregate of $0.6 million of capital contributions to Trigall Australia through June 2025. As of June 30, 2023, we have contributed $0.2 million to Trigall Australia.

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended, or the CIBC Loan Agreement, provides for a $25.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the year ended June 30, 2023:

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

As of June 30, 2023, we were not in compliance with the adjusted EBITDA covenant with CIBC but obtained a waiver from CIBC for such non-compliance. As of June 30, 2023, approximately $0.8 million remained available for use under this credit facility.

NAB Finance Agreement

S&W Australia’s debt facilities with National Australia Bank Ltd., or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated on October 24, 2022 and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased to AUD $40.0 million (USD $26.5 million as of June 30, 2023), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of June 30, 2023) to AUD $2.0 million (USD $1.3 million as of June 30, 2023), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $32.5 million as of June 30, 2023) of credit. The NAB finance agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $9.9 million as of June 30, 2023).

Following the October 2022 amendments, the NAB Finance Agreement contained an undertaking requiring us to maintain a net related entity position of not more than AUD $25.0 million, and our ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of our control. On February 8, 2023, we further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million (see "Amendment of NAB Finance Agreement," below). As of June 30, 2023, we were in compliance with the net related entity position covenant, but not in compliance with another NAB covenant, the interest cover ratio requirement for the year ended June 30, 2023. We obtained a waiver from NAB for such non-compliance. As of June 30, 2023, approximately AUD $0.3 million (USD $0.2 million) remained available for use under the NAB Finance Agreement.

AgAmerica Note

On June 20, 2023, the Company entered into a Term Loan Agreement, or the AgAmerica Loan Agreement, with AgAmerica Lending LLC, a Florida limited liability company, or AgAmerica, pursuant to which AgAmerica extended a term loan of $4.3 million, or the AgAmerica Term Loan, to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon.

The AgAmerica Loan Agreement is evidenced by a Promissory Note, or the AgAmerica Note, issued by the Company to AgAmerica, pursuant to which the Company agreed to pay AgAmerica the principal sum of $4.3 million, plus any outstanding accrued interest thereon, in full on June 20, 2026, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement and the AgAmerica Note. Interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement or the AgAmerica Note.

AgAmerica may collect a late charge of 5.0% of any installment of principal or interest which is not paid within 10 days of the due date thereof. In addition, any delinquent principal and installments of interest not paid within 30 days of the due date thereof will bear interest beginning on the 31st day from the applicable due date at a rate equal to 5.0% per annum above the interest rate. The Company may prepay the AgAmerica Term Loan prior to maturity, subject to a prepayment premium equal to 1.0% of the prepaid principal amount, subject to certain exceptions.

The AgAmerica Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including (among others) limitations with respect to liens, fundamental changes, asset sales and formation and acquisition of subsidiaries, subject to certain exceptions. Upon the occurrence of an event of default, and subject to certain cure periods, AgAmerica may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the AgAmerica Loan Agreement and the AgAmerica Note, as applicable, provided that in the event of bankruptcy, all such amounts shall automatically become due and payable.

MFP Loan Agreement

On September 22, 2022, our largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support our obligations under the CIBC Loan Agreement. The MFP Letter of Credit initially matured on January 23, 2023, one month after the maturity date of the existing CIBC Loan Agreement. Concurrently, we entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to us. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances.

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

Concurrent with the March 22, 2023, amendment to the CIBC Loan Agreement, the Company entered into a Third Amendment to Subordinate Loan and Security Agreement with MFP, or MFP Third Amendment, to (i) increase the aggregate amount of cash advances permitted from $12.0 million to $13.0 million; (ii) increase the cash fee payable to MFP on all amounts remaining undrawn under the MFP Letter of Credit from 3.50% to 4.25% per annum; (iii) provide for the issuance of the MFP Warrant to MFP (see Note 9); and (iv) reflect the extension of the maturity date of the MFP Letter of Credit to September 30, 2024. The MFP Loan Agreement, as amended, will mature on November 30, 2025.

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

Rooster Note

In 2017, we issued a promissory note in the amount of $10.4 million to Conterra Agricultural Capital, LLC, or Conterra, which subsequently endorsed the note to Rooster Capital LLC, or Rooster. The promissory note, or Rooster Note, bore interest at 7.75% per annum and was secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production and research facilities. Through June 30, 2022, the Company made payments in reduction of the principal balance totaling $3.5 million. On September 22, 2022, we entered into an amendment to extend the Rooster Note’s maturity date from November 30, 2022 to December 23, 2022. On December 23, 2022, we entered into an amendment to increase the interest rate on the Rooster Note from 7.75% to 9.25% per annum and extend the Rooster Note’s maturity date to March 1, 2023. For the six months ended

December 31, 2022, we made a principal payment on the Rooster Note of $0.4 million. On February 6, 2023, the Rooster Note was paid off in full by Shell in connection with the Vision Bioenergy partnership.

Summary

Our debt facilities with CIBC and NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or NAB to invoke default remedies. In previous periods, we were not in compliance with certain covenants and were required to obtain waivers and/or amendments from CIBC and NAB. CIBC currently requires us to meet minimum adjusted EBITDA levels on a quarterly basis. The amended NAB Finance Agreement includes undertakings that require us to maintain a net related entity position of not more than USD $18.5 million and certain interest cover ratios, tested annually for the fiscal year. As of June 30, 2023, we failed to meet the CIBC adjusted EBTIDA covenant as well as the NAB interest cover ratio covenant, but obtained waivers from both lenders with respect to such non-compliance.

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

If we are required or desire to raise additional capital in the future, whether as a condition to loan refinancing or separately, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest would be diluted and the terms of these securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, may be secured by all or a portion of our assets, and may be on terms less favorable than our existing loans. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements or have received waivers of non-compliance, our ability to comply with the terms of our loan agreements can be compromised in the future and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023	2022
Cash flows from operating activities	$(18,978,150)	$(18,373,139)
Cash flows from investing activities	8,371,784	(909,426)
Cash flows from financing activities	11,949,668	17,138,674
Effect of exchange rate changes on cash	(1,017)	672,462
Net increase (decrease) in cash and cash equivalents	1,342,285	(1,471,429)
Cash and cash equivalents, beginning of period	2,056,508	3,527,937
Cash and cash equivalents, end of period	$3,398,793	$2,056,508

Operating Activities

For the year ended June 30, 2023, operating activities used $19.0 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $15.2 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $3.8 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a $5.9 million increase in accounts receivable, a $2.2 million decrease in accounts payable, a $1.3 million decrease in accrued expenses and other current liabilities, a $0.2 million decrease in other non-current liabilities, and a $0.1 million decrease in deferred revenue, partially offset by a $5.8 million decrease in inventories and a $0.1 million decrease in prepaid expenses and other current assets.

For the year ended June 30, 2022, operating activities used $18.4 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $20.8 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows provided $2.4 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accrued expenses and other current liabilities of $1.2 million, accounts payable of $1.0 million and decreases of inventories of $0.7 million, partially offset by a increase in accounts receivable of $0.4 million.

Investing Activities

Investing activities during the year ended June 30, 2023 provided $8.4 million in cash, which resulted from $7.0 million in proceeds from the partnership transaction with Vision Bioenergy, $2.0 million in proceeds from the partnership transaction between Trigall and S&W Australia, and $0.4 million in proceeds from the sale of our remaining shares of Bioceres stock, partially offset by $0.8 million in additions to property, plant and equipment for our United States and Australian facilities and $0.2 million in capital contributions to Trigall.

Investing activities during the year ended June 30, 2022 used $0.9 million in cash. The purchase of property, plant and equipment used $2.1 million. The use of cash was partially offset by net proceeds from the sale of Bioceres stock that provided $1.0 million.

Financing Activities

Financing activities during the year ended June 30, 2023 provided $11.9 million in cash, consisting of $9.9 million in net borrowings on the working capital lines of credit, $4.2 million of borrowings of long-term debt, and $0.1 million in proceeds from sale of common stock, partially offset by repayments of long-term debt of $1.8 million, debt issuance costs of $0.4 million, and taxes paid related to net share settlements of stock-based compensation awards of $0.1 million.

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

Inflation Risk

Inflationary pressures on labor and commodity prices directly impacted our consolidated results of operations during the year ended June 30, 2023 and we expect this to continue throughout fiscal year 2024. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Critical Accounting Estimates

In preparing our financial statements, we must select and apply various accounting policies in accordance with GAAP. Our most significant policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements. In order to apply our accounting policies, we often need to make estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Accounting Standards Codification, or ASC, Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

We account for equity instruments, including stock options issued to non-employees, in accordance with authoritative guidance for equity-based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value. The fair value of options granted to non-employees is re-measured as they vest.

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

Inventories

All inventories are accounted for on a lower of cost or net realizable value. Inventories consist of raw materials and finished goods. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory and this may require us in some cases to make significant judgments. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by product line on a quarterly basis.

During the year ended June 30, 2023, we recognized a write-down of inventory in the amount of $2.8 million which is included in Cost of Revenue in the consolidated statements of operations. The write-down of inventory during the year ended June 30, 2023 was related to certain inventory lots that deteriorated in quality and germination rates during the year, reserves for an estimated amount that is expected to deteriorate in quality and germination during the product life cycle and adjusting specific products to market value.

During the year ended June 30, 2022, we recognized a write-down of inventory in the amount of $6.4 million which is included in Cost of Revenue in the consolidated statements of operations. The write-down of inventory during the year ended June 30, 2022 was primarily related to certain inventory lots that deteriorated in quality and germination rates during the year, reserves for an estimated amount that is expected to deteriorate in quality and germination during the product life cycle and adjusting specific products to market value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Longmont, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company believes it is uncertain it will be able to generate sufficient cash flow from operations or maintain sufficient liquidity to meet future covenants associated with its credit agreements and that these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Auditing the Vision Bioenergy Oilseeds, LLC Transaction

As described in Note 7 of the Company’s consolidated financial statements, on February 6, 2023, the Company entered into an agreement for the development and production of sustainable biofuel feedstocks through its newly created subsidiary Vision Bioenergy Oilseeds, LLC (Vision Bioenergy). In connection with the transaction, management was required to evaluate the following:

•
Whether the assets contributed to Vision Bioenergy should be deconsolidated;
•
Whether Vision Bioenergy is a variable interest entity;
•
Whether the shares issued by Vision Bioenergy to the Company should be accounted for under the equity method;
•
The amount recognized for the equity method investment;
•
The accounting for the debt extinguished in connection with the transaction; and
•
The gain recognized on the transaction.

These matters were complex in nature, and management applied judgment in the application of accounting guidance to the facts and circumstances of the transaction.

We determined that auditing this transaction was a critical audit matter due to its complexity and the significant audit effort to evaluate management’s judgments and conclusions.

Our audit procedures to address the critical audit matter included the following:

•
We obtained an understanding of and evaluated the business purpose of the transaction.
•
We evaluated management’s assessment of the components of the transaction that involved judgment in the application of the accounting guidance, including:
o
Identifying the different types of consideration received and determining their fair value;
o
Whether the Company was required to consolidate Vision Bioenergy;
o
The subsequent accounting for the retained interest in Vision Bioenergy; and
o
The accounting for the extinguishment of debt.
•
We assessed if management’s conclusions were supported by the transaction agreements and other relevant information.
•
We consulted with individuals with specialized knowledge regarding the accounting for certain components of the transaction.
•
We obtained management’s journal entries, calculations, and analyses and agreed these schedules to underlying contracts and supporting data.
•
We recalculated the gain on the transaction recorded by management.
•
We evaluated the financial statement presentation and related disclosures.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Denver, Colorado

September 27, 2023

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

	As of June 30,
ASSETS	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$3,398,793	$2,056,508
Accounts receivable, net	24,622,727	19,051,236
Notes receivable, net	6,846,897	—
Inventories, net	45,098,268	54,515,894
Prepaid expenses and other current assets	4,099,027	1,605,987
TOTAL CURRENT ASSETS	84,065,712	77,229,625
Property, plant and equipment, net	10,082,168	16,871,669
Intellectual property, net	21,650,534	23,035,925
Other intangibles, net	8,082,325	11,059,902
Right of use assets - operating leases	2,983,303	4,094,253
Equity method investments	23,059,705	367,970
Other assets	2,066,081	1,128,507
TOTAL ASSETS	$151,989,828	$133,787,851

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,312,180	$15,901,116
Deferred revenue	464,707	605,960
Accrued expenses and other current liabilities	8,804,456	10,788,740
Current portion of working capital lines of credit, net	44,900,779	12,678,897
Current portion of long-term debt, net	3,808,761	8,316,783
TOTAL CURRENT LIABILITIES	71,290,883	48,291,496
Long-term working capital lines of credit, less current portion	—	21,703,286
Long-term debt, net, less current portion	4,499,334	3,992,540
Other non-current liabilities	2,102,030	3,587,041
TOTAL LIABILITIES	77,892,247	77,574,363
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at June 30, 2023 and June 30, 2022	5,274,148	4,804,819
TOTAL MEZZANINE EQUITY	5,274,148	4,804,819
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 43,004,011 issued and 42,979,011 outstanding at June 30, 2023; 42,608,758 issued and 42,583,758 outstanding at June 30, 2022	43,004	42,609
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	167,768,104	163,892,575
Accumulated deficit	(91,932,808)	(105,873,557)
Accumulated other comprehensive loss	(6,987,791)	(6,560,600)
Non-controlling interests	67,120	41,838
TOTAL STOCKHOLDERS' EQUITY	68,823,433	51,408,669
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$151,989,828	$133,787,851

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2023	2022
Revenue	$73,521,291	$71,354,298
Cost of revenue	58,983,210	64,999,136
Gross profit	14,538,081	6,355,162
Operating expenses
Selling, general and administrative expenses	22,430,687	24,470,730
Research and development expenses	5,237,772	7,710,642
Depreciation and amortization	4,768,809	5,460,321
Loss (gain) on disposal of property, plant and equipment	44,335	(31,088)
Goodwill impairment charges	—	1,548,324
Total operating expenses	32,481,603	39,158,929
Loss from operations	(17,943,522)	(32,803,767)
Other (income) expense
Foreign currency loss	859,696	777,913
Government grant income	(1,444,044)	—
Gain on sale of business interest	(38,167,102)	—
Gain on sale of equity investment	(32,030)	(68,967)
Gain on disposal of intangible assets	(1,796,252)	—
Change in contingent consideration obligation	—	(714,429)
Interest expense - amortization of debt discount	1,975,938	898,497
Interest expense, net	4,184,067	2,333,575
Other expenses (income)	1,552,154	(121,273)
Income (loss) before income taxes	14,924,051	(35,909,083)
(Benefit from) provision for income taxes	(763,639)	413,423
Income (loss) before equity in net earnings of affiliates	15,687,690	(36,322,506)
Equity in loss of equity method investees, net of tax	1,252,330	—
Net income (loss)	$14,435,360	$(36,322,506)
Income attributable to non-controlling interests	25,282	72,844
Net income (loss) attributable to S&W Seed Company	$14,410,078	$(36,395,350)

Calculation of net income (loss) per share:
Net income (loss) attributable to S&W Seed Company	$14,410,078	$(36,395,350)
Dividends accrued for participating securities and accretion	(469,329)	(166,298)
Net income (loss) attributable to common shareholders	$13,940,749	$(36,561,648)

Net income (loss) attributable to S&W Seed Company per common share:
Basic	$0.34	$(0.93)
Diluted	$0.34	$(0.93)
Weighted average number of common shares outstanding:
Basic	42,752,759	39,133,681
Diluted	42,935,551	39,133,681

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2023	2022
Net income (loss)	$14,435,360	$(36,322,506)
Foreign currency translation adjustment, net of income taxes	(427,191)	(709,774)
Comprehensive income (loss)	14,008,169	(37,032,280)
Comprehensive income attributable to non-controlling interests	25,282	72,844
Comprehensive income (loss) attributable to S&W Seed Company	$13,982,887	$(37,105,124)

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2021	—	$—	36,772,983	$36,773	(25,000)	$(134,196)	$149,684,357	$(69,311,909)	$(31,006)	$(5,850,826)	$74,393,193
Stock-based compensation	—	—	—	—	—	—	2,267,180	—	—	—	2,267,180
Issuance of Series B convertible preferred stock	1,695	4,638,521	—	—	—	—	—	—	—	—	—
Series B detachable warrant	—	38,757	—	—	—	—	361,729	(38,757)	—	—	322,972
Accrued dividends on Series B convertible preferred stock	—	127,541	—	—	—	—	—	(127,541)	—	—	(127,541)
Net issuance to settle RSUs	—	—	333,296	333	—	—	(192,878)	—	—	—	(192,545)
Proceeds from sale of common stock, net of expenses	—	—	5,502,479	5,503	—	—	11,772,187	—	—	—	11,777,690
Other comprehensive income	—	—	—	—	—	—	—	—	—	(709,774)	(709,774)
Net loss	—	—	—	—	—	—	—	(36,395,350)	72,844	—	(36,322,506)
Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669

Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	1,932,416	—	—	—	1,932,416
Issuance of common stock for cash upon exercise of stock options	—	—	2,100	2	—	—	1,992	—	—	—	1,994
Series B detachable warrant	—	103,350	—	—	—	—	—	(103,350)	—	—	(103,350)
Accrued dividends on Series B convertible preferred stock	—	365,979	—	—	—	—	—	(365,979)	—	—	(365,979)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,894,901	—	—	—	1,894,901
Net issuance to settle RSUs	—	—	290,698	291	—	—	(82,456)	—	—	—	(82,165)
Proceeds from sale of common stock, net of expenses	—	—	102,455	102	—	—	128,676	—	—	—	128,778
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(427,191)	(427,191)
Net income (loss)	—	—	—	—	—	—	—	14,410,078	25,282	—	14,435,360
Balance, June 30, 2023	1,695	$5,274,148	43,004,011	$43,004	(25,000)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433

See notes to consolidated financial statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,435,360	$(36,322,506)
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities:
Stock-based compensation	1,932,416	2,267,180
Allowance for doubtful accounts	11,659	216,466
Inventory write-down	2,778,414	6,365,542
Depreciation and amortization	4,768,809	5,460,321
Gain on disposal of property, plant and equipment	44,335	(31,088)
Gain on disposal of intangible assets	(1,796,252)	—
Gain on sale of business interest	(38,167,102)	—
Gain on sale of equity investment	(32,030)	—
Equity in loss of equity method investees, net of tax	1,252,330	—
Government grant income	(1,444,044)	—
Change in deferred tax provision	(806,479)	78,954
Change in foreign exchange contracts	(63,889)	971,386
Foreign currency transactions	46,283	—
Change in contingent consideration obligation	—	(714,429)
Amortization of debt discount	1,975,938	898,497
Accretion of note receivable	(99,763)	—
Changes in:
Accounts receivable	(5,840,310)	(422,335)
Inventories	5,755,856	688,903
Prepaid expenses and other current assets	84,605	(104,442)
Other non-current assets	(27,950)	(137,320)
Accounts payable	(2,151,619)	977,036
Deferred revenue	(139,826)	223,586
Accrued expenses and other current liabilities	(1,344,945)	1,226,353
Other non-current liabilities	(149,946)	(15,243)
Net cash used in operating activities	(18,978,150)	(18,373,139)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business interest	7,000,000	—
Proceeds from partnership transaction	2,000,000	—
Proceeds from disposal of property, plant and equipment	1,417	200,605
Net proceeds from sale of equity investment	400,000	988,504
Additions to property, plant and equipment	(856,716)	(2,098,535)
Capital contributions to partnerships	(172,917)	—
Net cash provided by (used in) investing activities	8,371,784	(909,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	128,778	11,777,690
Issuance of common stock for cash upon exercise of stock options	1,994	—
Net proceeds from sale of Series B convertible preferred stock	—	5,000,250
Taxes paid related to net share settlements of stock-based compensation awards	(82,165)	(192,545)
Borrowings and repayments on lines of credit, net	9,857,653	1,770,219
Borrowings of long-term debt	4,208,460	868,372
Repayments of long-term debt	(1,743,514)	(1,392,533)
Debt issuance costs	(421,538)	(692,779)
Net cash provided by financing activities	11,949,668	17,138,674
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,017)	672,462
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,342,285	(1,471,429)
CASH AND CASH EQUIVALENTS, beginning of the period	2,056,508	3,527,937
CASH AND CASH EQUIVALENTS, end of period	$3,398,793	$2,056,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,380,703	$2,357,445
Income taxes	130	276,503

See notes to consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

The Company began as S&W Seed Company, a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. The Company incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company’s initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership’s original business. In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation. The Company primarily operates in the United States and Australia.

Business Overview

Since its establishment, S&W Seed Company, including its predecessor entities, or the Company, has been principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities in Texas, New South Wales, and South Australia. The Company’s seed products are primarily grown under contract by farmers.

Since the Company's initial public offering in May 2010, the Company has actively engaged in expansion initiatives through a combination of organic growth, business acquisitions, strategic partnerships, and development of improved varieties of seeds.

Recent initiatives include the following:

Shell Partnership

On February 6, 2023, S&W and Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), entered into a partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, or Vision Bioenergy. Under the terms of the partnership agreement, S&W contributed production and research facilities, along with certain personal property, including vehicles and other similar equipment, into its Vision Bioenergy subsidiary and subsequently sold a 66% interest in the subsidiary to Shell. Refer to Note 7 for further information.

Trigall Australia Partnership

Effective December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. See Refer to Note 7 for further information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of S&W Seed Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which the Company's exercises control. Outside stockholders' interests in subsidiaries are shown in the consolidated financial statements as Noncontrolling interests.

The Company owns 50.1% of a venture based in South Africa named SeedVision Proprietary Limited, or SeedVision. SeedVision is a variable interest entity as defined in ASC 810-10, Consolidation, because no substantive equity contributions have been made to it, and SeedVision is being funded through advances, as needed, from its investors. The Company has concluded that it is the primary beneficiary of SeedVision because it has the power, through a tie-breaking vote on the board of directors, to direct the sales and marketing activities of SeedVision, which are considered to be the activities that have the greatest impact on the future economic performance of SeedVision.

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

Because the Company is their primary beneficiary, the financial results of SeedVision and Sorghum Solutions South Africa are included in these financial statements. The Company recorded a combined $289,517 of current assets (restricted) and $22,082 of current liabilities (nonrecourse) for these entities in our consolidated balance sheets as of June 30, 2023. The Company recorded a combined $459,909 of current assets (restricted) and $31,307 of current liabilities (nonrecourse) for these entities in our consolidated balance sheets as of June 30, 2022.

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

The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. No single customer accounted for more than 10% of revenue for the years ended June 30, 2023 and 2022.

No customer accounted for more than 10% of the Company’s accounts receivable at June 30, 2023 and June 30, 2022.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 70% and 73% of revenue during the years ended June 30, 2023 and 2022, respectively. The net book value of fixed assets located outside the United States was 31% and 22% of total fixed assets at June 30, 2023 and 2022, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2023		2022
United States	$22,060,338	30%	$19,534,824	27%
Australia	17,414,681	24%	21,673,461	30%
Saudi Arabia	9,781,138	13%	9,528,777	13%
Mexico	5,502,421	8%	1,915,370	3%
Libya	4,678,973	6%	1,739,105	2%
Sudan	2,612,603	4%	1,443,748	2%
Pakistan	2,494,981	3%	3,309,800	5%
South Africa	1,620,601	2%	1,898,467	3%
Argentina	1,162,369	2%	1,541,402	2%
Algeria	912,040	1%	430,000	1%
Other	5,281,146	7%	8,339,344	12%
Total revenue	$73,521,291	100%	$71,354,298	100%

Liquidity and Going Concern

The Company continues to monitor the ongoing military conflict between Russia and Ukraine and the armed conflict in Sudan on its business, including its results of operations and financial condition.

The Company’s product revenue is predicated on its ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed and their buying decisions can be shaped by actual or perceived disruptions in the Company’s distribution and supply channels. If the Company’s customers delay or decrease their orders due to potential disruptions in its distribution and supply channels, or if the Company is unable to timely fulfill their orders, this would adversely affect the Company’s product revenue. During the year ended June 30, 2023, the Company experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall increases in shipping and transportation costs. The Company expects these logistical challenges to persist well into fiscal 2024, which may, among other things, delay or reduce its ability to recognize revenue within a particular fiscal period and harm its results of operations.

Excluding the gain recognized in relation to the Vision Bioenergy partnership, the Company is not profitable and has recorded negative operating cash flows for the last several years. For the year ended June 30, 2023, the Company reported net loss, excluding the gain recognized from the Vision Bioenergy partnership, of $23.8 million and net cash used in operations of $19.0 million. As of June 30, 2023, the Company had cash on hand of $3.4 million. The Company had $1.0 million of unused availability from its working capital facilities as of June 30, 2023 (refer to Note 8 for further discussion). In fiscal 2024, the Company is entitled to receive $6.0 million from Shell, subject to adjustment in certain circumstances detailed further in Note 7, and $1.0 million from Trigall in relation to the partnerships formed in fiscal 2023. The Company is obligated to make an additional $0.4 million in capital contributions to Trigall Australia through June 2025.

The Company’s Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and its debt facilities with National Australia Bank, or NAB, listed under the NAB Finance Agreement, contain various operating and financial covenants (refer to Note 8). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. The Amended CIBC Loan Agreement as presently in effect requires the Company to meet minimum adjusted EBITDA levels on a quarterly basis, and the NAB Finance Agreement includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million and a minimum interest cover ratio at fiscal year-ends. As of June 30, 2023, the Company failed to meet the CIBC minimum adjusted EBITDA covenant as well as the NAB interest cover ratio covenant, but obtained waivers from both lenders with respect to such non-compliance. While the Company obtained waivers from CIBC and NAB for these failed covenants, there can be no assurance the Company will be successful in meeting its covenants or securing future waivers and/or amendments from its lenders. Currently, the Company does not expect to meet certain of these covenants in fiscal 2024. If the Company is unsuccessful in meeting its covenants or securing future waivers and/or amendments from its lenders and cannot obtain other financing options, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Further, if the Company cannot renew or find other financing options when its two major debt facilities with CIBC and NAB expire on August 31, 2024 and September 30, 2024, respectively, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the consolidated statements of operations. For the year ended June 30, 2023, a $0.9 million foreign currency transaction gain was recognized within Cost of revenue and a $0.9 million foreign currency loss was recorded in Other expenses (income). For the year ended June 30, 2022, a $0.5 million foreign currency gain was recognized within Cost of revenue and a $0.8 million foreign currency loss was recorded to Other expenses (income).

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $191,766 and $811,551 on June 30, 2023 and 2022, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $2,957,028 and $994,957 on June 30, 2023 and 2022, respectively.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $209,757 and $233,927 at June 30, 2023 and June 30, 2022, respectively.

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

Components of inventory are:

	As of	As of
	June 30, 2023	June 30, 2022
Raw materials and supplies	$3,309,211	$2,645,764
Work in progress	6,409,554	6,677,980
Finished goods	35,379,503	45,192,150
Inventories, net	$45,098,268	$54,515,894

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5 to 35 years for buildings, 2 to 20 years for machinery and equipment, and 2 to 5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 for other intangible assets. The weighted average estimated useful lives are 25 years for technology/IP/germplasm, 19 years for customer relationships, 16 years for trade names, and 18 years for other intangible assets.

Investments

In fiscal 2023, the Company entered into two partnerships resulting in a 34% ownership interest in Vision Bioenergy and a 20% ownership interest in Trigall Australia. Following the initial recording of each investment, the Company assesses and records its share of equity earnings from each investment on a quarterly basis, resulting in the investment carrying value increasing or decreasing depending on whether a gain or loss is recorded. For Trigall Australia, the Company is also required to make capital contributions, which increases the carrying value of the investment.

Research and Development Costs

The Company is engaged in ongoing research and development, or R&D, of proprietary seed varieties. All R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

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

In March 2023, the Company determined that it qualifies for $1.4 million in relief for the period from April 1, 2021 to September 30, 2021. Upon receipt of the relief, the Company will owe $0.2 million in tax advisory costs associated with the assessment of the tax credit. Further research is ongoing to determine if the Company qualifies for any other reporting periods. As there is no authoritative guidance under US GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the $1.4 million benefit under Government grant income in the consolidated statements of operations during the year ended June 30, 2023. A corresponding accrual of the tax credit receivable was recorded under Prepaid expenses and other current assets on the consolidated balance sheets as of June 30, 2023.

Income Taxes

The Company accounts for income taxes in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on the enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2023 and 2022 has been affected by the valuation allowance on the Company’s deferred tax assets.

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

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, and warrant are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders. Additionally, any accretion to the redemption value for the Series B Preferred Stock is treated as a deemed dividend in the two-class EPS calculation.

The calculation of basic and diluted EPS is shown in the table below:

	Years Ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to S&W Seed Company	$14,410,078	$(36,395,350)
Dividends accrued for participating securities	(365,979)	(127,541)
Accretion of Series B Preferred Stock redemption value	(103,350)	(38,757)
Numerator for net income (loss) per common share - basic and diluted	$13,940,749	$(36,561,648)
Denominator:
Denominator for basic EPS - weighted average shares	42,752,759	39,133,681
Less: weighted average shares - dilutive securities:
Employee stock options	50,023	—
Employee restricted stock options	132,769	—
Denominator for diluted EPS - weighted average shares	42,935,551	39,133,681
Net income (loss) per common share - basic	$0.33	$(0.93)
Net income (loss) per common share - diluted	$0.32	$(0.93)

Anti-dilutive shares, which have been excluded from the computation of diluted income (loss) per share, included 4,851,886 employee stock options, 1,695,000 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 2,633,400 shares of common stock related to the MFP Loan Agreement (as defined below), 559,350 warrants issued with the Company's Series B Convertible Preferred Stock, and 46,770 restricted stock units. The terms and conditions of these securities are more fully described in Note 12, Note 13, and Note 14 in these consolidated financial statements. For the period ended June 30, 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted future cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Refer to Note 5 for further impairment discussion.

Derivative Financial Instruments

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency derivative financial instruments.

The Company has entered into foreign currency forward contracts and foreign currency call options (refer to Note 10) and accounts for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The Company’s foreign currency contracts and options are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings.

Premiums paid for foreign currency options with strike prices below the spot market price when acquired represent the time value of the option, as there is no intrinsic value. Such premiums are recorded as a current asset and amortized over the option term if deemed material. Currency options are measured at fair value if the market price at the reporting date exceeds the strike price. When the strike price exceeds the market price, no liability is recorded as the Company has no obligation to exercise the options.

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

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 7). The note, which is due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which is our estimated discount rate for similar instruments. The receivable balance is being accreted to the full receivable amount on a straight-line basis over the remaining receivable term due to its short-term maturity. The receivable balance was $5.8 million at June 30, 2023.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A fair value analysis was performed as of June 30, 2023, which resulted in no material adjustment to the fair value.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value at 6/30/23	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$849,033	$—
Note receivable due from Shell	—	5,846,890	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,695,923	$695,000

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$996,106	$—
Total	$—	$996,106	$—

Recently Adopted Accounting Pronouncements

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the year ended June 30, 2023. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

		As of June 30,
Leases	Balance Sheet Classification:	2023	2022
Assets:
Right of use assets - finance leases		$1,759,094	$2,071,609
Accumulated amortization - finance leases		(1,088,294)	(1,131,842)
Right of use assets - finance leases, net	Other assets	670,800	939,767
Right of use assets - operating leases	Right of use assets - operating leases	2,983,303	4,094,253
Total lease assets		$3,654,103	$5,034,020

Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$383,403	$804,309
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	1,335,568	1,341,198
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	304,761	500,723
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	1,949,604	3,042,311
Total lease liabilities		$3,973,336	$5,688,541

The components of lease cost are as follows:

		Years Ended June 30,
Lease cost:	Income Statement Classification:	2023	2022
Operating lease cost	Cost of revenue	$708,802	$692,210
Operating lease cost	Selling, general and administrative expenses	195,842	307,368
Operating lease cost	Research and development expenses	437,282	375,905
Finance lease cost	Depreciation and amortization	505,082	625,625
Finance lease cost	Interest expense, net	40,817	89,577
Total lease costs		$1,887,825	$2,090,685

Maturities of lease liabilities as of June 30, 2023 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$1,454,919	$420,368
2025	953,677	212,098
2026	621,696	114,141
2027	397,469	—
2028	99,432	—
Total lease payments	3,527,193	746,607
Less: Interest	(242,021)	(58,443)
Present value of lease liabilities	$3,285,172	$688,164

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of June 30, 2023:

Operating lease remaining lease term	3.1 years
Operating lease discount rate	4.14%
Finance lease remaining lease term	0.8 years
Finance lease discount rate	6.69%
Cash paid for operating leases	$1,449,629
Cash paid for finance leases	$624,863

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating, and packaging services to other seed producers. The Company also derives service revenue from its two partnerships, Trigall Australia and Vision Bioenergy, by providing administrative services under a service level agreement.

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

ADAMA Collaboration Agreement

The Company has a collaboration agreement, or Collaboration Agreement, with Makhteshim Agan of North America, Inc., or ADAMA, for the development and commercialization of the Double TeamTM Sorghum Weed Control System, or DT, which is comprised of ADAMA’s ACCase herbicide used in concert with the Company’s ACCase tolerant ATS Sorghum product, Double Team Sorghum Cropping Solution. Both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. Although the DT product is designed to be used as a system, the Company sells only the Double Team sorghum seed portion of the system and recognizes the revenue consistent with its sales of other seed products.

Under the Collaboration Agreement, the Company will only label and promote ATS Sorghum products with ADAMA herbicides, while ADAMA will not sell ACCase herbicides for use on competing ATS Sorghum products. Further, all DT related trademarks are jointly owned by the Company and ADAMA, and each company grants the other a license free royalty to use these DT related trademarks. The parties have agreed to share the increase in commercial value created and realized by DT, or Total Value Share, with the Company and ADAMA taking 60% and 40% of the Total Share Value, respectively. The Total Share Value is the sum of (a) the increase in gross margin realized by the Company from sale of the Double Team sorghum product compared to margins realized by its non-ATS Sorghum products, (b) 100% of the ADAMA’s ACCase herbicide margin, and (c) any DT-related technology licensing fees received by either party. The Total Value Share is estimated each calendar quarter and a final net settlement is paid at the end of each market year, which ends in August. Estimated and final net settlement amounts to be paid or received are recorded as adjustments to cost of sales.

Double Team sorghum seed sales were $6.5 million and $2.4 million for the years ended June 30, 2023 and 2022. The Total Value Share net settlement amount pursuant to the Collaboration Agreement was $0.5 million due to ADAMA for the year ended June 30, 2023. The Total Value Share net settlement amount was not significant for the year ended June 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Years Ended June 30,
	2023	2022
Seed sales	$72,808,112	$69,425,407
Services	713,179	1,928,891
Total revenue	$73,521,291	$71,354,298

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

The Company had $203,222 in unbilled receivables as of June 30, 2023, which largely related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis. The Company had no unbilled receivables as of June 30, 2022.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the years ended June 30, 2023 and 2022, the Company recognized bad debt expense of $11,659 and $216,466, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the year ended June 30, 2023, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022. During the year ended June 30, 2022, the Company recognized $0.3 million of revenue that was included in the deferred balance as of June 30, 2021.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

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

Upon completing the impairment test, the Company determined that the estimated fair value of invested capital was less than the carrying value, thus indicating an impairment. The Company recognized a goodwill impairment charge of $1.5 million for the year ended June 30, 2022, which represented the entire goodwill balance prior to the impairment charge. The Company did not record any goodwill for the year ended June 30, 2023.

The following table summarizes the activity of goodwill for the year ended June 30, 2022:

	Balance at June 30, 2021	Additions	Impairment	Currency Translation Adjustment	Balance at June 30, 2022
Goodwill	$1,651,634	$—	$(1,548,324)	$(103,310)	$—

Intangible Assets

Intangible assets consist of the following:

	Balance at June 30, 2022	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2023
Intellectual property	$23,035,925	$—	$(1,385,391)	$—	$21,650,534
Trade name	1,084,791	-	(196,627)	(7,231)	880,933
Customer relationships	5,499,815	—	(353,000)	(178,140)	4,968,675
GI customer list	42,983	—	(7,164)	—	35,819
Supply agreement	775,241	—	(75,633)	—	699,608
Grower relationships	1,331,581	—	(105,406)	—	1,226,175
License agreement	1,986,598	(1,885,907)	(75,610)	(25,081)	—
Internal use software	338,893	—	(67,778)	—	271,115
	$34,095,827	$(1,885,907)	$(2,266,609)	$(210,452)	$29,732,859

	Balance at June 30, 2021	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2022
Intellectual property	$24,427,857	$—	$(1,391,932)	$—	$23,035,925
Trade name	1,310,489	-	(203,009)	(22,689)	1,084,791
Customer relationships	6,302,591	—	(373,393)	(429,383)	5,499,815
Non-compete	5,058	—	(5,058)	—	—
GI customer list	50,146	—	(7,163)	—	42,983
Supply agreement	850,874	—	(75,633)	—	775,241
Grower relationships	1,436,988	—	(105,407)	—	1,331,581
License agreement	2,340,269	—	(172,004)	(181,667)	1,986,598
Internal use software	406,670	—	(67,777)	—	338,893
	$37,130,942	$—	$(2,401,376)	$(633,739)	$34,095,827

Amortization expense totaled $2,266,609 and $2,401,376 for the years ended June 30, 2023 and 2022, respectively.

Estimated aggregate remaining amortization is as follows:

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$2,179,262	$2,139,453	$2,025,950	$1,921,799	$1,864,508	$19,601,887

For the years ended June 30, 2023 and 2022, the Company determined there was no impairment of its intangible assets.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	June 30, 2023	June 30, 2022
Land and improvements	$939,089	$2,265,087
Buildings and improvements	3,356,755	8,119,960
Machinery and equipment	12,667,858	14,972,462
Vehicles	605,891	1,085,342
Leasehold improvements	552,810	552,810
Construction in progress	177,538	110,107
Total property, plant and equipment	18,299,941	27,105,768
Less: accumulated depreciation	(8,217,773)	(10,234,099)
Property, plant and equipment, net	$10,082,168	$16,871,669

Depreciation expense totaled $1,997,118 and $2,433,319 for the years ended June 30, 2023 and 2022, respectively.

AgAmerica Mortgage

On June 20, 2023, the Company entered into a Term Loan Agreement with AgAmerica Lending LLC, a Florida limited liability company, or AgAmerica, pursuant to which AgAmerica extended a term loan of $4.3 million to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. For further information on the loan, refer to Note 8.

NOTE 7 - Investments

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
•
On the Closing Date, Shell (i) made a $13.2 million cash contribution to Vision Bioenergy; (ii) paid $7.0 million to the Company; and (iii) paid $6.9 million to retire in full the principal, accrued interest and related settlement costs of the Rooster Note, which was secured by a priority security interest in the property, plant and fixtures located at the Nampa Facilities.
•
In February 2024, Shell will be required to pay an additional $6.0 million to the Company, subject to adjustment in certain circumstances. The Purchase Agreement provides that this required payment could be decreased by up to $4.5 million if (i) the effective employment date of the certain key personnel transferred to Vision Bioenergy, or Transferred Personnel, is later than May 7, 2023, or any of the Transferred Personnel are no longer employed by Vision Bioenergy after February 6, 2024 and (ii) the Company or Vision Bioenergy, as applicable, fail to replace such Transferred Personnel with personnel of reasonably similar qualifications within 90 days of the events covered in clause (i) above. The Company’s management deemed that the full $6.0 million payment from Shell to the Company was realizable due to the high likelihood that the key employees would remain employed for the first year, or in any event could be replaced within 90 days. The fair value of the full amount of this payment, based on the discounted value of the payment as of June 30, 2023, was $5.8 million, which was recorded to Notes receivable, net on the consolidated balance sheets.
•
In February 2024, Shell will be required to make an additional $12.0 million cash contribution to Vision Bioenergy. The fair value of this February 2024 payment as of June 30, 2023, based on the discounted value of the payment at Shell's incremental borrowing rate, was $11.7 million.
•
S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The fair market value of the Purchase Option on the Closing Date was $0.7 million based on a third party appraisal.
•
Upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the closing of the partnership transaction, the Company is eligible to receive transfers of up to an additional aggregate 10% interest in Vision Bioenergy from Shell, or Contingent Transfers. The basis for recognition and measurement of contingent consideration in deconsolidation is not addressed in ASC 810. The Company has made an accounting policy election to account for these contingent consideration items by analogy to the treatment of property and casualty losses under ASC 610-30, in which anticipated insurance recoveries are limited to the lesser of (1) the amount of proceeds for which the likelihood of receipt is probable or (2) the total loss recognized. Under this approach, if the consideration received in the deconsolidation, excluding the contingent consideration, is greater than the carrying amount of the deconsolidated net assets, no contingent consideration would be recognized initially. Since the consideration received by the Company in sale of the interest in Vision Bioenergy to Shell was greater than the carrying value of the assets deconsolidated, no contingent consideration was recorded by the Company. Subsequent recognition and measurement of the contingent consideration will be made using the gain contingency model set forth in ASC 450-30.

Although no contingent assets were recorded by the Company, the Contingent Transfers were a material part of the Purchase Agreement negotiated by the parties and therefore were included in the valuation of Shell’s investment of Vision Bioenergy. The fair value of the Contingent Transfers was determined to be $0.5 million based on Monte Carlo analysis of management projections of free cash flows.

The aggregate total value of the Shell’s payments to the Company and cash contributions to Vision Bioenergy on the Closing Date, the present value of Shell’s future cash payments and contributions, and the fair market values of the Purchase Option and Contingent Transfers, was $45.4 million. For this investment, Shell received a 66% interest in Vision Bioenergy, while the Company retained a 34% interest.

Prior to the closing of the Purchase Agreement, the Vision Bioenergy subsidiary of the Company held production and other property, rights to certain proprietary seed varieties and other trade secrets, and an experienced workforce with the necessary skills, knowledge, or experience to perform a process on the inputs that could generate an output, that meet the definition of a business as defined by ASC 805-10. Accordingly, the transfer of the 66% interest in Vision Bioenergy to Shell was accounted for as a sale of a business under ASC 805. Concurrent with the sale of the 66% interest, Vision Bioenergy was deconsolidated from the Company’s books, and the retained interest was recorded as an investment. Shell’s $45.4 million investment for a 66% interest reflected a total valuation of the Vision Bioenergy business of $68.8 million.

The consideration received by the Company for Shell’s 66% interest in Vision Bioenergy comprises the $7.0 million paid to the Company at closing, the retirement of $6.9 million of Company debt, the $5.7 million present value of the future payment to the Company at the Closing Date, the $0.7 million fair market value of the Purchase Option, and the $23.4 million value of the equity investment, or $43.7 million in total. The total consideration, less the $5.5 million carrying value of the Nampa facility assets and inventory contributed by the Company to Vision Bioenergy, resulted in a gain on the sale in the amount of $38.2 million. The gain is reported as Gain on equity method investments on the consolidated statements of operations. This consideration is summarized below:

Amount Received (Contributed)
Equity investment	$23,396,832
Cash	7,000,000
Debt retirement	6,860,838
Notes receivable, net	5,747,126
Fair value of 6% member purchase option	695,000
Fixed assets and inventory transfer	(5,532,694)
Gain on equity method investments	$38,167,102

Vision Bioenergy’s five-member Board of Directors includes two directors designated by the Company. Through its Board representation and 34% of the voting rights, the Company has significant influence in the management of Vision Bioenergy. Accordingly, the Company’s investment is accounted for using the equity method and reported within Equity method investments on the consolidated balance sheets. The Company recognizes its proportionate share of the reported earnings or losses of Vision Bioenergy through net income and as an adjustment to the investment balance. This proportionate share is subject to adjustments, such as for the elimination of intra-entity (intercompany) gains or losses or amortization of basis differences. Vision Bioenergy is a pass-through entity for income tax purposes, with income or loss distributed to the partners.

The fair market values of the assets contributed to Vision Bioenergy by the Company at the Closing Date were determined by third-party market appraisals. The Nampa Facilities and other property with an aggregate carrying amount of $5.5 million were valued at $12.9 million. Rights established under a product uptake agreement with Shell and rights to certain proprietary seed technology with no carrying value on the Company's books, were initially valued at $19.2 million. These intangible assets were recorded on Vision Bioenergy's opening balance sheet and will be amortized through the end of their useful life. The net book value of these assets as of June 30, 2023 was $18.6 million. The total gain on the sale of the Vision Bioenergy interest recognized by the Company included $8.0 million related to the remeasurement of the retained investment in Vision Bioenergy to its fair value.

On the Closing Date, the Company's proportionate 34% share of Vision Bioenergy’s equity was $23.4 million, calculated from the total valuation of the Vision Bioenergy business of $68.8 million. Of this, the Company’s equity share of Vision Bioenergy’s net identifiable assets was $19.3 million. The $4.1 million difference between the carrying amount of the equity method investment and the Company’s share of the net identifiable assets represented equity method goodwill. The equity method goodwill will not be subject to amortization but will assessed for impairment at least annually, or when certain triggering events occur, using fair value measurement techniques.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of June 30, 2023:

As of June 30, 2023 (Unaudited)
Cash	$8,973,896
Other current assets	747,090
Fixed assets	15,051,799
Intangible assets	18,575,108
Goodwill	11,870,376
Other assets	255,899
TOTAL ASSETS	$55,474,168
Current liabilities	1,381,493
Long-term liabilities	176,203
Equity	53,916,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,474,168

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the period from February 6, 2023 (inception) through June 30, 2023:

Year Ended June 30, 2023 (Unaudited)
Revenue	$168,977
Gross profit (loss)	(726,502)
Loss from operations	(3,358,348)
Net loss	(3,203,958)

Effective February 6, 2023, the Company entered into a service-level agreement, or SLA, with Vision Bioenergy. Pursuant to the SLA, the Company is to provide Vision Bioenergy with services for various functions, including Human Resources, Finance, Accounting, Information Technology, Research, Engineering, and Sales & Marketing. The SLA will terminate on the third anniversary of the effective date; however, it does include an extension option. During the period from February 6, 2023 (inception) through June 30, 2023, the Company recognized $0.3 million in service revenue related to this agreement.

Concurrent with the SLA, the Company entered into a one-year service agreement with Vision Bioenergy, for which Vision Bioenergy will provide the Company with grain processing services at its Nampa, Idaho facility. The Company has the right to extend the contract for a second year. During the period from February 6, 2023 (inception) through June 30, 2023, the Company paid $0.2 million to Vision Bioenergy for services per this agreement.

Trigall Australia Partnership

Effective December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. In return, S&W Australia received $2.0 million in cash, a $1.0 million promissory note to be paid in December 2023, and retained a 20% ownership interest in Trigall Australia. The $1.0 million promissory note is reported within Notes receivable, net in the consolidated balance sheets. The $3.0 million investment by Trigall for an 80% interest in Trigall Australia implied a $3.8 million valuation. S&W Australia’s 20% retained interest, valued accordingly at $0.8 million, as of the transaction date, is reported as Equity method investments in the consolidated balance sheets.

Management determined that the assets transferred to Trigall Australia did not meet the definition of a business for accounting purposes, and the sale was accounted for as an asset sale. The $3.8 million valuation, less the $2.0 million carrying value of assets contributed, resulted in a $1.8 million gain on the sale. The gain is reported as Gain on equity method investment on the consolidated statements of operations. The Company recognizes its proportionate share of the reported earnings or losses of Trigall, net of tax, through net income and as an adjustment to the investment balance.

S&W Australia is obligated to make an aggregate of $0.6 million in capital contributions to Trigall Australia through June 2025, and has agreed to provide certain marketing, collection and other operational services in support of the partnership. For the year ended June 30, 2023, the Company made $0.2 million in capital contributions.

Bioceres Investment

As of June 30, 2021, the Company held an investment in Bioceres, S.A., a provider of crop productivity solutions headquartered in Argentina. During the third quarter of fiscal year 2022, the Company sold 71.4% of the investment in Bioceres, S.A. for net proceeds of $1.0 million, which included a gain on the sale of marketable securities of $0.1 million. The carrying value of the remainder of the investment was $0.4 million at June 30, 2022, which was reported in Equity method investments on the Company's consolidated balance sheets. During the year ended June 30, 2023, the Company sold off the remainder of its investment in Bioceres, S.A. for net proceeds of $0.4 million, which included a gain on the sale of equity investment of $32,030.

The following summarizes the carrying amount of the Company's equity method investments reflected in the consolidated balance sheets:

	June 30, 2023		June 30, 2022
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$22,307,486	34%	$—	0%
Trigall Australia	752,219	20%	—	0%
Bioceres	—	0%	367,970	1%
Total equity method investments	$23,059,705		$367,970

NOTE 8 - DEBT

Total debt outstanding is presented on the consolidated balance sheets as follows:

	June 30, 2023	June 30, 2022

Current portion of working capital lines of credit
CIBC	$19,335,427	$12,804,611
National Australia Bank Limited	25,938,839	338,314
Debt issuance costs	(373,487)	(464,028)
Total current portion of working capital lines of credit, net	44,900,779	12,678,897
Long-term portion of working capital lines of credit, less current portion
National Australia Bank Limited	—	21,703,286
Total working capital lines of credit, net	$44,900,779	$34,382,183
Current portion of long-term debt
Finance leases	$383,403	$804,309
Term Loan - National Australia Bank Limited	2,318,050	344,400
Machinery & equipment loans - National Australia Bank Limited	1,141,349	246,547
Machinery & equipment loans - Hyster	11,902	11,834
Vehicle loans - Ford Credit	51,278	40,341
Secured real estate note - Rooster	—	6,905,995
Debt issuance costs	(97,221)	(36,643)
Total current portion, net	3,808,761	8,316,783
Long-term debt, less current portion
Finance leases	304,761	500,723
Term loan - National Australia Bank Limited	—	2,410,800
Machinery & equipment loans - National Australia Bank Limited	—	963,733
Machinery & equipment loans - Hyster	15,715	28,722
Vehicle loans - Ford Credit	70,103	88,583
Secured real estate note - AgAmerica	4,300,000	—
Debt issuance costs	(191,245)	(21)
Total long-term portion, net	4,499,334	3,992,540
Total debt, net	$8,308,095	$12,309,323

CIBC Loan Agreement

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. The Loan Agreement was subsequently amended on several occasions in fiscal 2022 and again in fiscal 2023. During the year ended June 30, 2023, the CIBC Loan Agreement was amended as follows:

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

The following is a summary of certain terms of the Amended CIBC Credit Facility as of June 30, 2023:

•
The Amended CIBC Loan Agreement provides up to $25.0 million credit facility from February 1 to October 31 of each year and up to a $18.0 million credit facility from November 1 to January 31 of each year.
•
Advances under the Amended CIBC Credit Facility are to be used: (i) to finance the Company’s ongoing working capital requirements; and (ii) for general corporate purposes.
•
Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base of up to 85% of eligible domestic accounts receivable (90% of eligible foreign accounts receivable) plus up to the lesser of (i) 65% of eligible inventory, (ii) 85% of the appraised net orderly liquidation value of eligible inventory, and (iii) an eligible inventory sublimit as more fully set forth in the Loan Agreement, in each case, subject to lender reserves.
•
Advances bear interest at a rate per annum equal to a reference rate equal to CIBC's prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.0%. The interest rate was 10.25% as of June 30, 2023. Additionally, upon the occurrence and during the continuance of an event of default, CIBC may elect to increase the existing interest rate on all of the Company's outstanding obligations by 2.0% per annum.
•
The Amended CIBC Credit Facility is secured by a first priority perfected security interest in substantially all of the Borrowers’ assets (subject to certain exceptions), including intellectual property.
•
The Amended CIBC Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, subject to certain exceptions. The CIBC Loan Agreement restricts the payment of dividends. Amounts due under the Amended CIBC Loan Agreement may be accelerated upon an “event of default,” as defined in the Amended CIBC Loan Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods.

The Company actively pursued multiple other lenders prior to entering into the Amended CIBC Loan Agreement on March 22, 2023. The financing charges incurred associated with these other lenders totaled $1.5 million and were expensed to Other (income) expenses in the consolidated statements of operations.

As of June 30, 2023, the Company was not in compliance with the debt covenant of the Amended CIBC Loan Agreement that required the Company to meet a certain minimum adjusted EBITDA level at year-end. A waiver was obtained from CIBC for this failed covenant. As of June 30, 2023, there was approximately $0.8 million of unused availability on the Amended CIBC Credit Facility, which had an available borrowing base of $20.2 million. With additional collateral consisting of accounts receivable, the available borrowing base can increase by an additional $4.8 million, to a maximum amount of $25.0 million.

Australian Facilities

S&W Australia has debt facilities with NAB. The financing agreement with NAB, or the NAB Finance Agreement, which provides a term loan, a master asset finance facility, and a seasonal credit facility that includes a borrowing base line and an overdraft facility used to finance the purchase of seed inventory from growers.

The NAB Finance Agreement was amended and restated effective October 24, 2022 and further amended on October 25, 2022. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was increased from AUD $32.0 million (USD $21.2 million as of June 30, 2023) to AUD $40.0 million (USD $26.5 million as of June 30, 2023), with a one-year maturity date extension to September 30, 2024;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $1.0 million (USD $0.7 million as of June 30, 2023) to AUD $2.0 million (USD $1.3 million as of June 30, 2023), with a one-year maturity date extension to September 29, 2023; and
•
the maturity date of S&W Australia’s master asset finance facility was extended by one year to September 29, 2023.

As amended, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 million (USD $32.5 million as of June 30, 2023) of credit and is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $9.9 million as of June 30, 2023).

The financing facilities include the following elements as of June 30, 2023:

•
A Seasonal Credit Facility comprised of two facility lines: (i) a Borrowing Base Line having a credit limit of AUD $40.0 million (USD $26.5 million as of June 30, 2023) and (ii) an Overdraft Facility having a credit limit of AUD $2.0 million (USD $1.3 million at June 30, 2023). The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 1.65% per annum. As of June 30, 2023, the Borrowing Base Line accrued interest on Australian dollar drawings at 8.21% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2023, the Overdraft Facility accrued interest at 9.47% per annum calculated daily. The Seasonal Credit Facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia. As of June 30, 2023, approximately AUD $0.3 million (USD $0.2 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base of AUD $39.4 million (USD $26.1 million). With additional collateral, the available borrowing base can increase by an additional AUD $2.6 million (USD $1.7 million as of June 30, 2023), to a maximum amount of AUD $42.0 million (USD $27.8 million as of June 30, 2023).
•
A flexible rate loan, or the Term Loan, in the amount of AUD $4.0 million (USD $2.6 million at June 30, 2023). Required annual principal payments of AUD $0.5 million on the Term Loan commenced in May 2023, with the remainder of any unpaid balance becoming due on March 31, 2026. Monthly interest amounts outstanding under the Term Loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The interest rate as of June 30, 2023 for this was 8.607%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.
•
S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. Equipment loans under the master asset finance facility have various maturity dates through 2029, which have interest rates ranging from 2.86% to 6.82%. The total credit limit under the facility is AUD $3.0 million (USD $2.0 million at June 30, 2023). As of June 30, 2023, AUD $1.7 million (USD $1.1 million) was outstanding under S&W Australia’s master asset finance facility.

The October 2022 amendments to the NAB Finance Agreement contained an undertaking requiring the Company to maintain a net related entity position of not more than AUD $25.0 million, and the Company's ability to comply with this undertaking was subject to fluctuations in foreign currency conversion rates outside of the Company's control. Due to fluctuations in foreign currency conversion rates, the Company was not in compliance with this undertaking as of December 31, 2022 and the Company subsequently obtained a waiver from NAB with respect to such non-compliance. On January 11, 2023, the Company further amended the NAB Finance Agreement to change the required net related entity position from AUD $25.0 million to USD $18.5 million. The Company believes that this amendment provides the Company with greater control over compliance with this undertaking. The Company was in compliance with this covenant as of March 31, 2023 and June 30, 2023. The Company was not in compliance with the annual interest cover ratio covenant as of June 30, 2023, but obtained a waiver from NAB with respect to such non-compliance.

AgAmerica Note

On June 20, 2023, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica pursuant to which AgAmerica issued a term loan of $4.3 million, or the AgAmerica Term Loan, to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon.

The AgAmerica Term Loan is evidenced by a Promissory Note, or the AgAmerica Note, issued by the Company to AgAmerica, pursuant to which the Company agreed to pay AgAmerica the principal sum of $4.3 million, plus any outstanding accrued interest thereon, in full on June 20, 2026, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement and the AgAmerica Note. Interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of June 30, 2023 was 9.94%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement or the AgAmerica Note. AgAmerica may collect a late charge of 5.0% of any installment of principal or interest which is not paid within 10 days of the due date thereof. In addition, any delinquent principal and installments of interest not paid within 30 days of the due date thereof will bear interest beginning on the 31st day from the applicable due date at a rate equal to 5.0% per annum above the interest rate. The Company may prepay the AgAmerica Term Loan prior to maturity, subject to a prepayment premium equal to 1.0% of the prepaid principal amount, subject to certain exceptions.

The AgAmerica Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including (among others) limitations with respect to liens, fundamental changes, asset sales and formation and acquisition of subsidiaries, subject to certain exceptions. Upon the occurrence of an event of default, and subject to certain cure periods, AgAmerica may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the AgAmerica Loan Agreement and the AgAmerica Note, as applicable, provided that in the event of bankruptcy, all such amounts shall automatically become due and payable.

Rooster Note

In November 2017, the Company entered into a secured note financing transaction, or the Loan Transaction, with Conterra Agricultural Capital, LLC, or Conterra, for $12.5 million in gross proceeds. Pursuant to the Loan Transaction, the Company issued secured notes to Conterra in the principal amounts of $2.1 million, which was repaid in full in fiscal 2019. The Company also issued to Conterra a secured note of $10.4 million, which was subsequently endorsed to Rooster Capital LLC, or the Rooster Note. The Rooster Note bore interest at 7.75% per annum and was secured by a first priority security interest in the property, plant and fixtures located at the Company's Nampa, Idaho production and research facilities. Through June 30, 2021, the Company made payments in reduction of the principal balance totaling approximately $3.1 million, and further principal payments of $0.4 million and $0.4 million during the year ended June 30, 2022 and the six months ended December 31, 2022, respectively.

During the year ended June 30, 2023, the Rooster Note was amended as follows:

•
on September 22, 2022, the Company entered into an amendment to extend the Rooster Note’s maturity date to December 23, 2022; and
•
on December 23, 2022, the Company entered into an amendment to the Rooster Note that (i) increased the interest rate on the Rooster Note from 7.75% to 9.25% per annum and (ii) extended the maturity date of the Rooster Note from December 23, 2022 to March 1, 2023.

On February 6, 2023, Shell paid off the approximately $6.6 million of outstanding principal and accrued interest on the Rooster Note in connection with the Vision Bioenergy partnership (see Note 7).

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

As amended, the MFP Loan Agreement will mature on March 30, 2025. Pursuant to the MFP Loan Agreement, the Company accrued a cash fee to be paid to MFP equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash. Concurrent with the March 22, 2023 amendment to the CIBC Loan Agreement, the Company entered into a Third Amendment to Subordinate Loan and Security Agreement with MFP, or MFP Amendment, to (i) increase the aggregate amount of cash advances permitted from $12.0 million to $13.0 million; (ii) increase the cash fee payable to MFP on all amounts remaining undrawn under the Letter of Credit from 3.50% to 4.25% per annum; (iii) provide for the issuance of the MFP Warrant to MFP (see Note 9); and (iv) reflect the extension of the maturity date of the Letter of Credit to September 30, 2024.

The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default and is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
2024	$3,522,579
2025	75,904
2026	4,309,914
Total	$7,908,397

NOTE 9 - INCOME TAXES

Income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2023	2022
United States	$20,631,632	$(37,346,576)
Foreign	(5,707,581)	1,437,493
Income (loss) before income taxes	$14,924,051	$(35,909,083)

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2023	2022
Current:
State	12,431	301
Foreign	42,480	266,129
Total current provision	54,911	266,430
Deferred:
Federal	—	(1)
Foreign	(818,550)	146,994
Total deferred provision	(818,550)	146,993
Provision for (benefit from) income taxes	$(763,639)	$413,423

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2023	2022
Tax benefit at statutory tax rate	$3,134,080	$(7,540,908)
State benefit, net of federal benefit	388,572	(493,262)
Estimated GILTI Inclusion	267,352	—
Federal and state research credits - current year	67,144	(390,235)
Other permanent differences	(187,808)	184,725
Foreign rate differential	(521,188)	420,829
Goodwill impairment	—	549,577
Valuation allowance	(5,371,275)	7,573,300
Transfer Pricing Adjustments	1,380,810	—
Stock Compensation	266,127	—
Equity method investments	(277,952)	—
Other	90,499	109,397
Provision for (benefit from) income taxes	$(763,639)	$413,423

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$21,170,710	$22,815,372
Tax credit carryforwards	2,184,461	1,388,106
Allowance for bad debts	1,184,158	1,216,187
Goodwill	1,688,905	1,597,873
Lease liability	880,955	1,187,090
Interest expense carryforwards	1,446,422	1,144,535
Other, net	2,588,490	1,756,460
Total deferred tax assets	31,144,101	31,105,623
Valuation allowance for deferred tax assets	(22,061,576)	(27,437,845)
Deferred tax assets, net of valuation allowance	9,082,525	3,667,778
Deferred tax liabilities:
ROU lease asset	(903,508)	(1,226,879)
Equity method investments	(4,620,682)	—
Intangible assets	(1,910,044)	(1,381,955)
Fixed assets	(1,160,228)	(1,382,821)
Total deferred tax liabilities	(8,594,462)	(3,991,655)
Net deferred tax asset (liability)	$488,063	$(323,877)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets in the United States and South Africa will not be realized. The Company also previously determined that the deferred tax assets related to certain Australian intangible assets more likely than not would not be realized. Accordingly, a valuation allowance was recorded against the net deferred tax assets in the United States and South Africa and a partial valuation allowance was recorded to Australian deferred tax assets. The valuation allowance decreased by approximately $5.4 million for the year ended June 30, 2023, related primarily to tax loss carryforwards utilized in the United States in the current year to offset taxable gain related primarily to the Vision Bioenergy transaction.

As of June 30, 2023, the Company had federal and state net operating loss carryovers of approximately $92.5 million and $32.1 million, respectively. Federal net operating losses generated after June 30, 2018 can be carried forward indefinitely, which represented $72.8 million of this total. The remaining balance will begin to expire June 30, 2031, unless utilized.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers, or NOLs, if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2023, $17.1 million of our Federal net operating losses are subject to annual limitations under Section 382.

The Company has federal research credits of $1.4 million which will expire June 30, 2031, unless utilized. As of June 30, 2023, the Company has Australian non-refundable research and development credits of $0.7 million that can be carried forward indefinitely. The Company also has foreign tax credits of $0.2 million which began expiring on June 30, 2023. The Company has state research credits of $25,089 that do not expire. In addition, the Company has $6.6 million of Section 163(j) interest limitation carryovers as of June 30, 2023 that can be carried forward indefinitely.

As of June 30, 2023, the Company has not provided for foreign withholding and deferred income taxes on approximately $2.3 million of undistributed earnings of its foreign subsidiaries, as these earnings are considered indefinitely reinvested outside of the United States. A determination of the unrecognized deferred taxes is not practicable. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2023.

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

The following table summarized the activity related to our unrecognized tax benefits:

	Years Ended June 30,
	2023	2022
Beginning Balance	$77,350	$79,341
Other	(431)	(1,991)
Ending Balance	$76,919	$77,350

The Company has approximately $0.1 million of unrecognized tax benefits related to prior year tax positions as of June 30, 2023. Included in the unrecognized tax benefits was approximately $0.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position. However, due to the valuation allowance in the United States, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2023 and 2022. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $9,561,155 at June 30, 2023 and their maturities range from July 2023 to October 2023.

The Company records an asset or liability on the consolidated balance sheets for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $849,033 and $996,106 at June 30, 2023 and 2022, respectively. The Company recorded a gain on foreign exchange contracts of $123,703 for the year ended June 30, 2023 and a loss on foreign exchange contracts of $958,373 for the year ended June 30, 2022, which are reflected in cost of revenue on the consolidated statements of operations.

In June 2023, the Company acquired foreign currency options with a total notional amount of $7.4 million. The strike prices on the transaction dates and as of June 30, 2023 were above the market price, so the options had no intrinsic value. Option premiums of $5,891 are reflected within Prepaid expenses and other current assets on the consolidated balance sheets as of June 30, 2023.

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

On May 17, 2022, the Company amended the ATM Agreement to having an aggregate offering price of $24.6 million. For the year ended June 30, 2022, the Company received gross proceeds of approximately $7.4 million from the sale of 3,655,136 shares of its common stock pursuant to the ATM agreement.

For the year ended June 30, 2023, the Company received gross proceeds of approximately $0.2 million from the sale of 102,455 shares of its common stock pursuant to the ATM Agreement. As of June 30, 2023, the Company had $6.2 million remaining available to sell under the ATM Agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 8). Pursuant to the terms and conditions of the MFP Loan agreement, on September 22, 2022, the Company issued to MFP a warrant, or Initial Warrant, to purchase up to 500,000 shares of the Company’s common stock, or Initial Warrant Shares, at $1.60 per share. The Initial Warrant expires five years from its issue date, or September 22, 2027.

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

In total, warrants to purchase 2,633,400 shares of the Company’s common stock were issued to MFP in connection with the MFP Loan Agreement, or MFP Warrants, during the year ended June 30, 2023. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current asset on the consolidated balance sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the year ended June 30, 2023, an aggregate value of $1,894,901 related to the MFP Warrants was capitalized, of which $860,758 was amortized as interest expense.

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

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, volatility of the Company's common stock and estimated forfeiture rates to estimate the fair value of employee option grants.

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	June 30,
	2023	2022
Risk free rate	2.9% - 4.4%	0.8% - 2.8%
Dividend yield	—	—
Volatility	64.7% - 66.1%	61.7% - 64.7%
Forfeiture rate	9.1%	3.2%

Stock Options

During the year ended June 30, 2023, the Company granted 1,389,675 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $0.81 - $1.89. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2023 and 2022 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	3,776,568	$2.65	8.0	$3,962,766
Granted	994,725	2.63
Exercised	(38,774)	2.33
Canceled/forfeited/expired	(95,419)	2.82
Outstanding at June 30, 2022	4,637,100	$2.64	6.6	$—
Granted	1,389,675	1.25
Exercised	(2,100)	0.95
Canceled/forfeited/expired	(947,707)	2.84
Outstanding at June 30, 2023	5,076,968	$2.23	7.1	$292,079

Options vested and exercisable at June 30, 2023	3,685,678	$2.47	6.3	$59,669
Options vested and expected to vest as of June 30, 2023	5,066,581	$2.23	7.1	$289,227

The weighted average grant date fair value of options granted and outstanding at June 30, 2023 was $0.69. As of June 30, 2023, the Company had $944,925 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the 2009 Plan, which will be recognized over the weighted average remaining service period of 1.47 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the years ended June 30, 2023 and 2022, the Company issued 534,628 and 304,421 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards during the years ended June 30, 2023 and 2022 totaled $608,618 and $846,080, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $1,932,416 and $982,422 of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2023 and 2022, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2021	361,570	$2.51	1.3
Granted	304,421	2.78	—
Vested	(391,036)	2.62	—
Forfeited	(7,036)	2.35	—
Nonvested restricted units outstanding at June 30, 2022	267,919	$2.66	1.2
Granted	534,628	1.14	1.5
Vested	(353,649)	2.22	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at June 30, 2023	440,148	$1.17	1.4

As of June 30, 2023, the Company had $362,281 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.43 years.

As of June 30, 2023, there were 1,646,522 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2023 and 2022, totaled $1,932,415 and $2,267,186, respectively.

NOTE 14 - SERIES B CONVERTIBLE PREFERRED STOCK

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

The Series B Preferred Stock is initially convertible into shares of Common Stock at the rate of 1,000 shares of Common Stock per share of Series B Preferred Stock, at any time at the option of the holder of such shares, subject to the following limitations: (i) unless a holder was a stockholder of the Company as of February 18, 2022 (in which case such limitation shall not apply), the Company shall not effect any conversion of Series B Preferred Stock to the extent that, after giving effect to an attempted conversion, such holder, together with its affiliates, would beneficially own a number of shares of Common Stock in excess of 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares, which limit may be decreased or increased (not to exceed 19.99%) upon written notice to the Company, with any increase not becoming effective until at least 61 days after such notice; (ii) a holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock if such conversion would result in the total number of shares of Common Stock issued or issuable upon conversion or exercise of the securities issued pursuant to the Purchase Agreement to exceed 7,777,652 shares, or 19.99% of the outstanding shares of Common Stock as of the date of the Purchase Agreement; and (iii) to the extent Nasdaq Listing Rule 5635(c) is applicable or deemed applicable to a holder, such holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock that would exceed the maximum number of all shares of Common Stock that could be issued by the Company to such holder without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c). Upon receiving shareholder approval of a proposal to be submitted to the shareholders of the Company for the purpose of approving the transactions contemplated by the Purchase Agreement, pursuant to Nasdaq Listing Rules 5635(a), (c) and (d), the foregoing limitations in (ii) and (iii) above shall no longer have any force or effect.

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

The Series B Preferred Stock is non-voting except with respect to certain matters affecting the Series B Preferred Stock. In addition, the approval of a majority of the outstanding shares of Series B Preferred Stock is required if after February 18, 2022, the Company seeks to issue Common Stock, pursuant to the Sales Agreement, dated September 27, 2021, between the Company and B. Riley Securities, for cumulative gross proceeds in excess of $6.2 million.

Since the holder has the option to redeem their shares of Series B Preferred Stock at any time after August 18, 2025, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity on the consolidated balance sheets as of June 30, 2023. Over the initial 42-month term the $4,638,521 relative fair value of the Series B Preferred Stock will be accreted to its redemption value of $5,000,250. As of June 30, 2023, the Company has recognized $142,107 accretion of discount for warrants. Dividends will be accrued and recognized through retained earnings. As of June 30, 2023, $493,520 in dividends has been accrued.

The following summarizes changes to our Series B Preferred Stock:

Balance at June 30, 2021	$—
Issuance of preferred stock	4,638,521
Dividends accrued	127,541
Accretion of discount for warrants	38,757
Balance at June 30, 2022	$4,804,819
Dividends accrued	365,979
Accretion of discount for warrants	103,350
Balance at June 30, 2023	$5,274,148

NOTE 15 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's consolidated statements of cash flows for non-cash activities during the years ended June 30, 2023 and 2022, respectively.

	Years Ended June 30,
	2023	2022
Non-cash investing activities:
ROU assets financed by lease liabilities	$680,703	$369,574
Consideration received from Shell for equity interest in Vision Bioenergy:
Settlement of long-term debt principal, interest and other related costs	6,860,838	—
Note receivable	5,747,127	—
Membership purchase option	695,000	—
Contribution of property, plant and equipment and inventory to Vision Bioenergy for equity interest	(5,532,694)	—
Contribution of intangible assets to Trigall in exchange for equity investment and promissory note	(1,750,000)	—
Non-cash financing activities:
Warrants issued for financial commitment asset	1,894,901	—
Dividends accrued for participating securities	365,979	127,541
Accretion of discount for Series B preferred stock warrants	103,350	38,757

NOTE 16 - SUBSEQUENT EVENTS

On September 25, 2023, the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement, or the Loan Amendment, with CIBC, which amended the Amended and Restated Loan and Security Agreement, dated March 22, 2023, or the CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Loan Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending of June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $75,000 payable by the Company to CIBC on the date of the Loan Amendment. Except as modified by the Loan Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, or the Evaluation Date. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information

On September 25, 2023, we entered into a First Amendment to Amended and Restated Loan and Security Agreement, or the Loan Amendment, with CIBC Bank USA, or CIBC, which amended the Amended and Restated Loan and Security Agreement, dated March 22, 2023, or the CIBC Loan Agreement, by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Loan Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending of June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $75,000 payable by us to CIBC on the date of the Loan Amendment. Except as modified by the Loan Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.

On September 25, 2023, we entered into an agreement with Vanessa Baughman to extend Ms. Baughman’s services as our Interim Chief Financial Officer and corporate Secretary until April 30, 2024, unless her interim position is mutually extended. Ms. Baughman will be eligible to receive a bonus of up to $70,000 upon completion of her extension period, subject to the achievement of certain performance goals.

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

(b)
Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

2.2	Share Sale Agreement by and among S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020	10-Q	001-34719	10.1	5/14/20

3.1	Registrant’s Articles of Incorporation, as amended	10-Q	001-34719	3.1	2/11/21

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	001-34719	3.1	2/23/22

3.3	Registrant’s Third Amended and Restated Bylaws	8-K	001-34719	3.1	6/26/23

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock	10-K	001-34719	4.3	9/23/20

4.4	Form of Warrant issued on February 18, 2022	8-K	001-34719	4.1	2/23/22

4.5	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022	10-Q	001-34719	4.4	11/14/22

4.6	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022	10-Q	001-34719	4.5	2/13/23

4.7	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022	10-Q	001-34719	4.6	2/13/23

4.8	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023	10-Q	001-34719	4.7	5/11/23

10.1	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.2*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.3*	S&W Seed Company 2019 Equity Incentive Plan, as amended (the “Plan”)	8-K	001-34719	10.1	12/18/20

10.4*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.5*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.6*	Employment Agreement between the Registrant and Mark W. Wong, dated September 27, 2021	10-K	001-34719	10.16	9/28/22

10.7*	Employment Agreement between the Company and Donald Panter, dated September 27, 2021	10-K	001-34719	10.17	9/28/22

10.8*	Employment Agreement by and between the Registrant and Elizabeth Horton, dated November 13, 2021	10-Q	001-34719	10.2	2/10/22

10.9†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.10	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.11	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated July 9, 2018	10-K	001-34719	10.73	9/20/18

10.12††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.13	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020	10-K	001-34719	10.27	9/23/20

10.14	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.15	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020	10-K	001-34719	10.29	9/23/20

10.16	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Pty Ltd, dated February 17, 2020	10-K	001-34719	10.30	9/23/20

10.17	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020	10-Q	001-34719	10.2	11/12/20

10.18	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	2/11/21

10.19	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.	10-Q	001-34719	10.1	5/13/21

10.20	Third Amendment to Loan and Security Agreement, dated May 13, 2021, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	5/13/21

10.21	Fourth Amendment to Loan and Security Agreement, dated September 24, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA	10-K	001-34719	10.37	9/28/22

10.22	Finance Agreement by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated October 14, 2021	10-Q	001-34719	10.1	2/10/22

10.23	Securities Purchase Agreement, dated February 18, 2022, by and among the Registrant and MFP Partners, L.P. (“MFP”)	8-K	001-34719	10.1	2/23/22

10.24	Registration Rights Agreement, dated February 18, 2022, by and among the Registrant and MFP	8-K	001-34719	10.2	2/23/22

10.25	Fifth Amendment to Loan and Security Agreement, dated May 13, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA	10-Q	001-34719	10.3	5/16/22

10.26	Irrevocable Standby Letter of Credit, dated September 21, 2022, issued by JPMorgan Chase Bank, N.A. in favor of CIBC Bank USA for the account of the Registrant	10-Q	001-34719	10.1	11/14/22

10.27	Subordinate Loan and Security Agreement, dated September 22, 2022, by and between the Registrant and MFP Partners, L.P.	10-Q	001-34719	10.2	11/14/22

10.28	Sixth Amendment to Loan and Security Agreement, dated September 22, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	11/14/22

10.29	Second Amendment to Note, dated September 22, 2022, by and between the Registrant and Rooster Capital LLC.	10-Q	001-34719	10.4	11/14/22

10.30	Amendment and Restatement Deed, dated October 18, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.1	2/13/23

10.31	Amendment Deed, dated October 21, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.2	2/13/23

10.32	Seventh Amendment to Loan and Security Agreement, dated October 28, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	2/13/23

10.33	First Amendment to Subordinate Loan and Security Agreement, dated October 28, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.4	2/13/23

10.34	Eighth Amendment to Loan and Security Agreement, dated December 23, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.5	2/13/23

10.35	Second Amendment to Subordinate Loan and Security Agreement, dated December 22, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.6	2/13/23

10.36	Third Amendment to Note, dated December 23, 2022, by and between S&W Seed Company and Rooster Capital LLC.	10-Q	001-34719	10.7	2/13/23

10.37*	S&W Seed Company Non-Employee Director Compensation Policy	10-Q	001-34719	10.8	2/13/23

10.38††+	Contribution and Membership Interest Purchase Agreement, dated February 6, 2023, by and between S&W Seed Company and Equilon Enterprises LLC (dba Shell Oil Products US)	8-K	001-34719	10.1	2/7/23

10.39+	Amended and Restated Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and CIBC Bank USA	10-Q	001-34719	10.2	5/11/23

10.40	Third Amendment to Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.3	5/11/23

10.41	Amendment Deed, dated January 11, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.4	5/11/23

10.42	Term Loan Agreement, by and between the Company and AgAmerica, dated June 20, 2023	8-K	001-34719	10.1	6/26/23

10.43	Promissory Note, dated June 20, 2023, issued by the Company to AgAmerica	8-K	001-34719	10.2	6/26/23

10.44*	Separation Agreement by and between the Registrant and Donald Panter, dated February 6, 2023					X

10.45*	Employment Agreement by and between the Registrant and Vanessa Baughman, dated April 26, 2023					X

10.46*	Employment Agreement by and between the Registrant and Mark Herrmann, dated June 26, 2023	X

10.47*	Seperation Agreement by and between the Registrant and Mark W. Wong, dated August 18, 2023	X

10.48*	Employment Extension Letter by and between the Registrant and Vanessa Baughman, dated September 25, 2023	X

10.49	First Amendment to Amended and Restated Loan and Security Agreement, dated September 25, 2023, by and among S&W Seed Company and CIBC Bank USA	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (see signature page)	X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
101.LAB	Inline XBRL Label Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, as amended.

†† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601 of Regulation S-K.

+ Schedules (or similar attachments, including exhibits) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: September 27, 2023

S&W SEED COMPANY

By:	/s/ Mark Herrmann
Mark Herrmann
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Herrmann and Vanessa Baughman, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Herrmann	President and Chief Executive Officer (Principal Executive Officer)	September 27, 2023
Mark Herrmann

/s/ Vanessa Baughman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2023
Vanessa Baughman

/s/ Alan D. Willits	Chairman of the Board	September 27, 2023
Alan D. Willits

/s/ Mark J. Harvey	Director	September 27, 2023
Mark J. Harvey

/s/ Elizabeth Horton	Director	September 27, 2023
Elizabeth Horton

/s/ Alexander C. Matina	Director	September 27, 2023
Alexander C. Matina

/s/ Mark W. Wong	Director	September 27, 2023
Mark W. Wong