Form 10-K/A
period 2023-06-30
S&W Seed Co
filed 2023-10-27
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Explanatory Note

This Amendment No. 1, or this Amendment, amends the Annual Report on Form 10-K for the year ended June 30, 2023, the Form 10-K, as filed with the Securities and Exchange Commission on September 27, 2023, and is being filed solely to correct administrative errors in 1) The Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K to correctly identify the city and state from which the report was issued, and 2) the consent of Crowe LLP attached as Exhibit 23.1 to the Form 10-K to correctly identify the city and state from which the consent was issued. These changes to the originally filed version of Crowe LLP's report and consent do not affect Crowe’s opinion on the Company's consolidated financial statements included in the original Form 10-K and this Amendment.

Only Item 8, as amended in its entirety, and a corrected Exhibit 23.1 are included in this Amendment. Except as described above and with respect to the exhibits referenced below, this Amendment does not otherwise amend, update or change any other information or disclosure contained in the original Form 10-K. This Amendment speaks only as of the date of the original Form 10-K and does not reflect any events that may have occurred subsequent to the date of the original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

This Amendment includes currently-dated certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto, in addition to the corrected Exhibit 23.1 as referenced above. Accordingly, Part IV, Item 15 of the Form 10-K is amended to reflect the filing of these exhibits.

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

Auditing the Vision Bioenergy Oilseeds, LLC Transaction

As described in Note 7 of the Company’s consolidated financial statements, on February 6, 2023, the Company entered into an agreement for the development and production of sustainable biofuel feedstocks through its newly created subsidiary Vision Bioenergy Oilseeds, LLC (VBO). In connection with the transaction, management was required to evaluate the following:

•
Whether the assets contributed to VBO should be deconsolidated;
•
Whether VBO is a variable interest entity;
•
Whether the shares issued by VBO to the Company should be accounted for under the equity method;
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
o
Whether the Company was required to consolidate VBO;
o
The subsequent accounting for the retained interest in VBO,
o
The accounting for the extinguishment of debt,
•
We assessed if management’s conclusions were supported by the transaction agreements and other relevant information.
•
We consulted with individuals with specialized knowledge regarding the accounting for certain components of the transaction
•
We obtained management’s journal entries, calculations, and analyses and agreed these schedules to underlying contracts and supporting data.
•
We recalculate the gain on the transaction recorded by management
•
We evaluated the financial statement presentation and related disclosures.

/s/ Crowe LLP

We have served as the Company's auditor since 2015.

Los Angeles, California

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

(b)
Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement by and between Novo Advisors, solely in its capacity as the receiver for, and on behalf of, Chromatin, Inc., dated September 14, 2018	10-K	001-34719	2.9	9/20/18

2.2	Share Sale Agreement by and among S&W Seed Company Australia Pty Ltd, a wholly owned subsidiary of the Registrant, Ann Elizabeth Damin and Robert Damin, dated February 18, 2020	10-Q	001-34719	10.1	5/14/20

3.1	Registrant’s Articles of Incorporation, as amended	10-Q	001-34719	3.1	2/11/21

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	001-34719	3.1	2/23/22

3.3	Registrant’s Third Amended and Restated Bylaws	8-K	001-34719	3.1	6/26/23

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock	10-K	001-34719	4.3	9/23/20

4.4	Form of Warrant issued on February 18, 2022	8-K	001-34719	4.1	2/23/22

4.5	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022	10-Q	001-34719	4.4	11/14/22

4.6	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022	10-Q	001-34719	4.5	2/13/23

4.7	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022	10-Q	001-34719	4.6	2/13/23

4.8	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023	10-Q	001-34719	4.7	5/11/23

10.1	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.2*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.3*	S&W Seed Company 2019 Equity Incentive Plan, as amended (the “Plan”)	8-K	001-34719	10.1	12/18/20

10.4*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.5*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.6*	Employment Agreement between the Registrant and Mark W. Wong, dated September 27, 2021	10-K	001-34719	10.16	9/28/22

10.7*	Employment Agreement between the Company and Donald Panter, dated September 27, 2021	10-K	001-34719	10.17	9/28/22

10.8*	Employment Agreement by and between the Registrant and Elizabeth Horton, dated November 13, 2021	10-Q	001-34719	10.2	2/10/22

10.9†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.10	Secured Promissory Notes issued by the Registrant in favor of Conterra Agricultural Capital, LLC, dated November 30, 2017 and related documents	10-Q	001-34719	10.5	2/8/18

10.11	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated July 9, 2018	10-K	001-34719	10.73	9/20/18

10.12††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.13	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020	10-K	001-34719	10.27	9/23/20

10.14	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.15	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020	10-K	001-34719	10.29	9/23/20

10.16	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Pty Ltd, dated February 17, 2020	10-K	001-34719	10.30	9/23/20

10.17	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020	10-Q	001-34719	10.2	11/12/20

10.18	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	2/11/21

10.19	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.	10-Q	001-34719	10.1	5/13/21

10.20	Third Amendment to Loan and Security Agreement, dated May 13, 2021, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	5/13/21

10.21	Fourth Amendment to Loan and Security Agreement, dated September 24, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA	10-K	001-34719	10.37	9/28/22

10.22	Finance Agreement by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated October 14, 2021	10-Q	001-34719	10.1	2/10/22

10.23	Securities Purchase Agreement, dated February 18, 2022, by and among the Registrant and MFP Partners, L.P. (“MFP”)	8-K	001-34719	10.1	2/23/22

10.24	Registration Rights Agreement, dated February 18, 2022, by and among the Registrant and MFP	8-K	001-34719	10.2	2/23/22

10.25	Fifth Amendment to Loan and Security Agreement, dated May 13, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA	10-Q	001-34719	10.3	5/16/22

10.26	Irrevocable Standby Letter of Credit, dated September 21, 2022, issued by JPMorgan Chase Bank, N.A. in favor of CIBC Bank USA for the account of the Registrant	10-Q	001-34719	10.1	11/14/22

10.27	Subordinate Loan and Security Agreement, dated September 22, 2022, by and between the Registrant and MFP Partners, L.P.	10-Q	001-34719	10.2	11/14/22

10.28	Sixth Amendment to Loan and Security Agreement, dated September 22, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	11/14/22

10.29	Second Amendment to Note, dated September 22, 2022, by and between the Registrant and Rooster Capital LLC.	10-Q	001-34719	10.4	11/14/22

10.30	Amendment and Restatement Deed, dated October 18, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.1	2/13/23

10.31	Amendment Deed, dated October 21, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.2	2/13/23

10.32	Seventh Amendment to Loan and Security Agreement, dated October 28, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	2/13/23

10.33	First Amendment to Subordinate Loan and Security Agreement, dated October 28, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.4	2/13/23

10.34	Eighth Amendment to Loan and Security Agreement, dated December 23, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.5	2/13/23

10.35	Second Amendment to Subordinate Loan and Security Agreement, dated December 22, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.6	2/13/23

10.36	Third Amendment to Note, dated December 23, 2022, by and between S&W Seed Company and Rooster Capital LLC.	10-Q	001-34719	10.7	2/13/23

10.37*	S&W Seed Company Non-Employee Director Compensation Policy	10-Q	001-34719	10.8	2/13/23

10.38††+	Contribution and Membership Interest Purchase Agreement, dated February 6, 2023, by and between S&W Seed Company and Equilon Enterprises LLC (dba Shell Oil Products US)	8-K	001-34719	10.1	2/7/23

10.39+	Amended and Restated Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and CIBC Bank USA	10-Q	001-34719	10.2	5/11/23

10.40	Third Amendment to Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.3	5/11/23

10.41	Amendment Deed, dated January 11, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.4	5/11/23

10.42	Term Loan Agreement, by and between the Company and AgAmerica, dated June 20, 2023	8-K	001-34719	10.1	6/26/23

10.43	Promissory Note, dated June 20, 2023, issued by the Company to AgAmerica	8-K	001-34719	10.2	6/26/23

10.44*	Separation Agreement by and between the Registrant and Donald Panter, dated February 6, 2023	10-K	001-34719	10.44	9/27/2023

10.45*	Employment Agreement by and between the Registrant and Vanessa Baughman, dated April 26, 2023	10-K	001-34719	10.45	9/27/2023

10.46*	Employment Agreement by and between the Registrant and Mark Herrmann, dated June 26, 2023	10-K	001-34719	10.46	9/27/2023

10.47*	Separation Agreement by and between the Registrant and Mark W. Wong, dated August 18, 2023	10-K	001-34719	10.47	9/27/2023

10.48*	Employment Extension Letter by and between the Registrant and Vanessa Baughman, dated September 25, 2023	10-K	001-34719	10.48	9/27/2023

10.49	First Amendment to Amended and Restated Loan and Security Agreement, dated September 25, 2023, by and among S&W Seed Company and CIBC Bank USA	10-K	001-34719	10.49	9/27/2023

21.1	Subsidiaries of the Registrant	10-K	001-34719	21.1	9/27/2023

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page)	10-K	001-34719	24.1	9/27/2023

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Label Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

Date: October 27, 2023

S&W SEED COMPANY

By:	/s/ Mark Herrmann
Mark Herrmann
President and Chief Executive Officer