Form 10-Q
period 2023-09-30
S&W Seed Co
filed 2023-11-09
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of common stock of the registrant as of November 6, 2023 was 43,039,225.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events and the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions during fiscal 2024; our implementation of our recently implemented strategic review (which includes our plans to reduce annual operating expenses) our recent partnership with Shell and its role in enabling us to reduce our operating expenses and sharpen our focus on key growth priorities; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•
whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•
whether we are able to maintain compliance with our current loan agreements, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
the COVID-19 pandemic and other geopolitical and macroeconomic events, such as global inflation, bank failures, supply chain disruptions, uncertain market conditions, the ongoing military conflict between Russia and Ukraine and related sanctions, the armed conflict in Sudan, the war between Israel and Hamas, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
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
•
the impact of crop disease, severe weather conditions, such as drought or flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;
•
the impact of pricing of other crops that may influence what crops our growers elect to plant;
•
whether we are successful in aligning expense levels to revenue changes;
•
whether we are successful in monetizing camelina;
•
the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements;
•
whether our recent partnerships with Trigall Genetics and Shell provide their anticipated benefits; and
•
other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2024,” “fiscal 2023” and “fiscal 2022” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2024, 2023 and 2022, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of September 30, 2023	As of June 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$987,422	$3,398,793
Accounts receivable, net	27,945,969	24,622,727
Notes receivable, net	6,910,691	6,846,897
Inventories, net	42,941,333	45,098,268
Prepaid expenses and other current assets	3,359,517	4,099,027
TOTAL CURRENT ASSETS	82,144,932	84,065,712
Property, plant and equipment, net	9,769,222	10,082,168
Intellectual property, net	21,304,305	21,650,534
Other intangibles, net	7,758,855	8,082,325
Right of use assets - operating leases	3,340,651	2,983,303
Equity method investments	22,176,338	23,059,705
Other assets	2,327,714	2,066,081
TOTAL ASSETS	$148,822,017	$151,989,828

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,076,594	$13,312,180
Deferred revenue	306,758	464,707
Accrued expenses and other current liabilities	10,514,049	8,804,456
Current portion of working capital lines of credit, net	41,593,630	44,900,779
Current portion of long-term debt, net	3,938,493	3,808,761
TOTAL CURRENT LIABILITIES	73,429,524	71,290,883
Long-term debt, net, less current portion	4,786,699	4,499,334
Other non-current liabilities	2,382,695	2,102,030
TOTAL LIABILITIES	80,598,918	77,892,247
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at September 30, 2023 and June 30, 2023	5,394,193	5,274,148
TOTAL MEZZANINE EQUITY	5,394,193	5,274,148
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 43,047,951 issued and 43,022,951 outstanding at September 30, 2023; 43,004,011 issued and 42,979,011 outstanding at June 30, 2023	43,048	43,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	168,011,474	167,768,104
Accumulated deficit	(98,002,482)	(91,932,808)
Accumulated other comprehensive loss	(7,148,770)	(6,987,791)
Non-controlling interests	59,832	67,120
TOTAL STOCKHOLDERS' EQUITY	62,828,906	68,823,433
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$148,822,017	$151,989,828

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
Revenue	$16,432,466	$19,865,865
Cost of revenue	11,421,152	15,361,354
Gross profit	5,011,314	4,504,511
Operating expenses
Selling, general and administrative expenses	5,786,579	5,056,257
Research and development expenses	1,086,512	1,515,380
Depreciation and amortization	1,069,022	1,336,434
Gain on disposal of property, plant and equipment	(32,955)	(3,660)
Total operating expenses	7,909,158	7,904,411
Loss from operations	(2,897,844)	(3,399,900)
Other (income) expense
Foreign currency loss	372,189	190,915
Interest expense - amortization of debt discount	455,574	283,643
Interest expense, net	1,405,767	786,679
Other income	(37,560)	(44,270)
Loss before income taxes	(5,093,814)	(4,616,867)
Provision for (benefit from) income taxes	1,207	(101,664)
Loss before equity in net earnings of affiliates	(5,095,021)	(4,515,203)
Equity in loss of equity method investees, net of tax	861,896	—
Net loss	$(5,956,917)	$(4,515,203)
Loss attributable to non-controlling interests	(7,288)	(6,262)
Net loss attributable to S&W Seed Company	$(5,949,629)	$(4,508,941)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(5,949,629)	$(4,508,941)
Dividends accrued for participating securities and accretion	(120,045)	(114,061)
Net loss attributable to common shareholders	$(6,069,674)	$(4,623,002)

Net loss attributable to S&W Seed Company per common share, basic and diluted	$(0.14)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	43,009,221	42,604,020

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
Net loss	$(5,956,917)	$(4,515,203)
Foreign currency translation adjustment, net of income taxes	(160,979)	(714,295)
Comprehensive loss	(6,117,896)	(5,229,498)
Comprehensive loss attributable to non-controlling interests	(7,288)	(6,262)
Comprehensive loss attributable to S&W Seed Company	$(6,110,608)	$(5,223,236)

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	456,112	—	—	—	456,112
Subordinated loan & security agreement warrants	—	—	—	—	—	—	146,474	—	—	—	146,474
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	88,223	—	—	—	—	—	(88,223)	—	—	(88,223)
Net issuance to settle RSUs	—	—	23,827	24	—	—	(8,234)	—	—	—	(8,210)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(714,295)	(714,295)
Net loss	—	—	—	—	—	—	—	(4,508,941)	(6,262)	—	(4,515,203)
Balance, September 30, 2022	1,695	$4,918,880	42,632,585	$42,633	(25,000)	$(134,196)	$164,486,927	$(110,496,559)	$35,576	$(7,274,895)	$46,659,486

Balance, June 30, 2023	1,695	$5,274,148	43,004,011	$43,004	(25,000)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	411,820	—	—	—	411,820
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	94,207	—	—	—	—	—	(94,207)	—	—	(94,207)
Net issuance to settle RSUs	—	—	43,940	44	—	—	(15,220)	—	—	—	(15,176)
Proceeds from sale of common stock, net of expenses	—	—	—	—	—	—	(153,230)	—	—	—	(153,230)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(160,979)	(160,979)
Net loss	—	—	—	—	—	—	—	(5,949,629)	(7,288)	—	(5,956,917)
Balance, September 30, 2023	1,695	$5,394,193	43,047,951	$43,048	(25,000)	$(134,196)	$168,011,474	$(98,002,482)	$59,832	$(7,148,770)	$62,828,906

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,956,917)	$(4,515,203)
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities:
Stock-based compensation	411,820	456,112
Allowance for doubtful accounts	165,342	(155,421)
Inventory write-down	376,168	537,998
Depreciation and amortization	1,069,022	1,336,434
Gain on disposal of property, plant and equipment	(32,955)	(3,660)
Equity in loss of equity method investees, net of tax	861,896	—
Change in deferred tax provision	13,730	—
Change in foreign exchange contracts	64,127	503,985
Foreign currency transactions	(329,196)	(1,294,985)
Amortization of debt discount	455,574	283,643
Accretion of note receivable	(63,738)	—
Changes in:
Accounts receivable	(3,712,963)	(8,996,608)
Inventories	1,703,845	3,124,383
Prepaid expenses and other current assets	574,099	(216,080)
Other non-current assets	33,551	72,381
Accounts payable	3,985,916	1,671,381
Deferred revenue	(156,719)	361,348
Accrued expenses and other current liabilities	1,291,682	(436,714)
Other non-current liabilities	40,394	(48,989)
Net cash provided by (used in) operating activities	794,678	(7,319,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(239,434)	(151,376)
Proceeds from disposal of property, plant and equipment	92,656	3,660
Net cash used in investing activities	(146,778)	(147,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	(153,230)	—
Taxes paid related to net share settlements of stock-based compensation awards	(15,176)	(8,210)
Borrowings and repayments on lines of credit, net	(2,860,874)	6,750,048
Borrowings of long-term debt	201,322	266,734
Repayments of long-term debt	(131,709)	(457,929)
Debt issuance costs	(140,304)	(128,879)
Net cash provided by (used in) financing activities	(3,099,971)	6,421,764
EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,700	213,839
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(2,411,371)	(832,108)
CASH AND CASH EQUIVALENTS, beginning of the period	3,398,793	2,056,508
CASH AND CASH EQUIVALENTS, end of period	$987,422	$1,224,400

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

The Company is a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities, which are located in Texas, New South Wales and South Australia. The Company’s seed products are primarily grown under contract by farmers. The Company is currently focused on growing sales of their proprietary and traited products specifically through the expansion of Double TeamTM for forage and grain sorghum products, improving margins through pricing and operational efficiencies, and developing the camelina market via a recently formed partnership.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2024. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC.

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

The Company believes the estimates and assumptions underlying the accompanying condensed consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the war between Israel and Hamas, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these condensed consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows for the last several years. For the three months ended September 30, 2023, the Company reported a net loss of $6.0 million. While the Company did report net cash provided by operations of $0.8 million for the three months ended September 30, 2023, it expects this to be negative in fiscal 2024. The positive cash flow in operations for the three months ended September 30, 2023 was largely due to changes in operating assets and liabilities. As of September 30, 2023, the Company had cash on hand of $1.0 million. The Company had $3.0 million of unused availability from its working capital facilities as of September 30, 2023 (see Note 8 for further discussion). In relation to the partnerships formed in fiscal 2023, the Company is entitled to receive $1.0 million from Trigall Genetics S.A., or Trigall, in December 2023 and $6.0 million from Equilon Enterprises LLC (dba Shell Oil Products, or Shell) in February 2024, subject to adjustment in certain circumstances detailed further in Note 7. The Company is obligated to make an additional $0.4 million in capital contributions to Trigall Australia Pty Ltd, or Trigall Australia, through June 2025.

The Company’s Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and its debt facilities with National Australia Bank, or NAB, under the NAB Finance Agreement, contain various operating and financial covenants (refer to Note 8). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. The Amended CIBC Loan Agreement as presently in effect requires the Company to meet minimum adjusted EBITDA levels on a quarterly basis and the NAB Finance Agreement includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million and a minimum interest cover ratio at each fiscal year-end. As of September 30, 2023, the Company was in compliance with the CIBC minimum adjusted EBITDA covenant as well as the NAB net related entity position covenant. While the Company was in compliance with these covenants, there can be no assurance the Company will be successful in meeting its covenants or securing future waivers and/or amendments from its lenders. Currently, the Company does not expect to meet certain of these covenants in fiscal 2024. If the Company is unsuccessful in meeting its covenants or securing future waivers and/or amendments from its lenders and cannot obtain other financing, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Further, if the Company cannot renew or obtain other financing when its two major debt facilities with CIBC and NAB expire on August 31, 2024 and September 30, 2024, respectively, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $252,236 and $191,766 on September 30, 2023 and June 30, 2023, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $485,186 and $2,957,028 on September 30, 2023 and June 30, 2023, respectively.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the condensed consolidated statement of operations. For the three months ended September 30, 2023, a $0.6 million foreign currency transaction gain was recognized within Cost of revenue and a $0.4 million foreign currency loss was recorded to Other (income) expense. For the three months ended September 30, 2022, a $1.0 million foreign currency gain was recognized within Cost of revenue and a $0.2 million foreign currency loss was recorded to Other (income) expense.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for doubtful trade receivables was $279,579 and $209,757 on September 30, 2023 and June 30, 2023, respectively.

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

Components of inventory are as follows:

	As of	As of
	September 30, 2023	June 30, 2023
Raw materials and supplies	$3,380,076	$3,309,211
Work in progress	7,094,668	6,409,554
Finished goods	32,466,589	35,379,503
Inventories, net	$42,941,333	$45,098,268

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5 to 35 years for buildings, 2 to 20 years for machinery and equipment, and 2 to 5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 for other intangible assets. The weighted average estimated useful lives are 25 years for technology/IP/germplasm, 19 years for customer relationships, 16 years for trade names, and 18 years for other intangible assets as of September 30, 2023.

Investments

In fiscal 2023, the Company entered into two partnerships resulting in a 34% ownership interest in Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, and a 20% ownership interest in Trigall Australia Pty Ltd, or Trigall Australia. Following the initial recording of each investment, the Company assesses and records its share of equity earnings from each investment on a quarterly basis, resulting in the investment carrying value increasing or decreasing depending on whether a gain or loss is recorded. For Trigall Australia, the Company is also required to make capital contributions, which increases the carrying value of the investment.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Income (Loss) Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the

Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net income attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and nine month periods ended September 30, 2023 and 2022.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended September 30,
	2023	2022
Numerator:
Net loss attributable to S&W Seed Company	$(5,949,629)	$(4,508,941)
Dividends accrued for participating securities	(94,207)	(88,223)
Accretion of Series B Preferred Stock redemption value	(25,838)	(25,838)
Numerator for net loss per common share - basic and diluted	$(6,069,674)	$(4,623,002)
Denominator:
Weighted average shares outstanding - basic and diluted	43,009,221	42,604,020
Net loss per common share - basic and diluted	$(0.14)	$(0.11)

Anti-dilutive shares, which have been excluded from the computation of diluted income (loss) per share, included 4,795,367 employee stock options, 1,695,000 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 2,633,400 shares of common stock related to the MFP Loan Agreement (as defined below), 559,350 warrants issued with the Company's Series B Convertible Preferred Stock, and 406,124 restricted stock units. The terms and conditions of these securities are more fully described in Note 11 and Note 12 in these condensed consolidated financial statements and in Note 13 and Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC. For the period ended September 30, 2023 and 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

One customer accounted for 29% and 18% of the Company's revenue for the three months ended September 30, 2023 and 2022, respectively.

One customer accounted for 21% of the Company's accounts receivable as of September 30, 2023 and no one customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023.

The Company sells a substantial portion of its products to international customers (see Note 4). Sales to international markets represented 82% and 89% of revenue during the three months ended September 30, 2023 and 2022, respectively. The net book value of fixed assets located outside the United States was 31% of total fixed assets on September 30, 2023 and June 30, 2023.

Derivative Financial Instruments

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company at times manages through the use of foreign currency derivative financial instruments.

The Company has entered into foreign currency forward contracts and foreign currency call options (see Note 9) and accounts for these instruments in accordance with ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The Company’s foreign currency contracts and options are not designated as hedging instruments under ASC 815; accordingly, changes in the fair value are recorded in current period earnings.

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

The carrying value of cash and cash equivalents, accounts payable, short-term and all long-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments or interest rates commensurate with market rates. There have been no changes in operations and/or credit characteristics since the date of issuance that could impact the relationship between interest rate and market rates.

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 7). The note, which is due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which is our estimated discount rate for similar instruments. The receivable balance is being accreted to the full receivable amount on a straight-line basis over the remaining receivable term due to its short-term maturity. The receivable balance was $5.9 million at September 30, 2023.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A fair value analysis was performed as of June 30, 2023, which resulted in no material adjustment to the fair value. No indicators have been identified for the three months ended September 30, 2023 to suggest any material change in the fair value of the purchase option. As such, there is no indication of impairment for the three months ended September 30, 2023.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value at 9/30/23	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$887,316	$—
Note receivable due from Shell	—	5,910,628	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,797,944	$695,000

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$849,033	$—
Note receivable due from Shell	—	5,846,890	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,695,923	$695,000

Recent Adopted Accounting Pronouncements

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 201819, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for doubtful accounts and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of September 30, 2023 and June 30, 2023 are as follows:

Leases	Balance Sheet Classification:	As of September 30, 2023	As of June 30, 2023
Assets:
Right of use assets - finance leases		$1,922,637	$1,759,094
Accumulated amortization - finance leases		(923,233)	(1,088,294)
Right of use assets - finance leases, net	Other assets	999,404	670,800
Right of use assets - operating leases	Right of use assets - operating leases	3,340,651	2,983,303
Total lease assets		$4,340,055	$3,654,103

Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$470,364	$383,403
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	1,365,679	1,335,568
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	538,178	304,761
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	2,247,363	1,949,604
Total lease liabilities		$4,621,584	$3,973,336

The components of lease cost are as follows:

		Three Months Ended September 30,
Lease cost:	Income Statement Classification:	2023	2022
Operating lease cost	Cost of revenue	$175,666	$183,860
Operating lease cost	Selling, general and administrative expenses	41,052	55,334
Operating lease cost	Research and development expenses	119,227	136,197
Finance lease cost	Depreciation and amortization	119,469	139,690
Finance lease cost	Interest expense, net	12,117	16,645
Total lease costs		$467,531	$531,726

Maturities of lease liabilities as of September 30, 2023, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	1,204,384	421,118
2025	1,165,074	382,219
2026	860,785	281,648
2027	511,682	43,874
2028	219,538	—
Thereafter	39,472	—
Total lease payments	4,000,935	1,128,859
Less: Interest	(387,893)	(120,317)
Present value of lease liabilities	$3,613,042	$1,008,542

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of September 30, 2023:

Operating lease remaining lease term	3.2 years
Operating lease discount rate	4.99%
Finance lease remaining lease term	1.6 years
Finance lease discount rate	8.34%
Cash paid for operating leases	$324,292
Cash paid for finance leases	$156,304

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating and packaging services to other seed producers. The Company also derives service revenue from its two partnerships, Trigall Australia and Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, by providing administrative services under a service level agreement.

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

Under the Collaboration Agreement, the Company will only label and promote ATS Sorghum products with ADAMA herbicides, while ADAMA will not sell ACCase herbicides for use on competing ATS Sorghum products. Further, all DT related trademarks are jointly owned by the Company and ADAMA, and each company grants the other a license free royalty to use these DT related trademarks. The parties have agreed to share the increase in commercial value created and realized by DT, or Total Value Share, with the Company and ADAMA taking 60% and 40% of the Total Share Value, respectively. The Total Share Value is the sum of (a) the increase in gross margin realized by the Company from sale of the Double Team Sorghum product, compared to margins realized by its non-ATS Sorghum products, (b) 100% of the ADAMA’s ACCase herbicide gross margin, and (c) any DT-related technology licensing fees received by either party. The Total Value Share is estimated each calendar quarter and a final net settlement is paid at the end of each market year, which ends in August. Estimated and final net settlement amounts to be paid or received are recorded as adjustments to cost of sales.

Double Team sorghum seed sales were $0.5 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively. The Total Value Share net settlement amounts pursuant to the Collaboration Agreement were not significant for the three months ended September 30, 2023 and 2022.

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

The Company had $203,222 in unbilled receivables as of September 30, 2023 and June 30, 2023, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three months ended September 30, 2023 and 2022, the Company recognized bad debt expense of $165,342 and ($155,421), respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three months ended September 30, 2023, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2023. During the three months ended September 30, 2022, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended September 30,
	2023	2022
Seed sales	$16,041,958	$19,837,787
Services	390,508	28,078
Total revenue	$16,432,466	$19,865,865

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended September 30,
	2023		2022
Saudi Arabia	$4,359,730	27%	$5,173,664	26%
United States	3,014,244	18%	2,261,007	11%
Australia	2,006,197	12%	2,585,832	13%
South Africa	1,932,333	12%	316,266	2%
Mexico	1,562,814	9%	2,723,203	14%
Sudan	1,421,527	9%	796,883	4%
Libya	1,072,800	7%	2,998,047	15%
Pakistan	583,132	4%	821,620	4%
Uruguay	244,818	1%	214,518	1%
Jordan	84,771	0%	—	0%
Other	150,100	1%	1,974,825	10%
Total revenue	$16,432,466	100%	$19,865,865	100%

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2023	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at September 30, 2023
Intellectual property	$21,650,534	$—	$(346,229)	$—	$21,304,305
Trade name	880,933	—	(48,248)	(3,790)	828,895
Customer relationships	4,968,675	—	(86,755)	(120,682)	4,761,238
GI customer list	35,819	—	(1,791)	—	34,028
Supply agreement	699,608	—	(18,908)	—	680,700
Grower relationships	1,226,175	—	(26,352)	—	1,199,823
Internal use software	271,115	—	(16,944)	—	254,171
	$29,732,859	$—	$(545,227)	$(124,472)	$29,063,160

	Balance at June 30, 2022	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2023
Intellectual property	$23,035,925	$—	$(1,385,391)	$—	$21,650,534
Trade name	1,084,791	—	(196,627)	(7,231)	880,933
Customer relationships	5,499,815	—	(353,000)	(178,140)	4,968,675
GI customer list	42,983	—	(7,164)	—	35,819
Supply agreement	775,241	—	(75,633)	—	699,608
Grower relationships	1,331,581	—	(105,406)	—	1,226,175
License agreement	1,986,598	(1,885,907)	(75,610)	(25,081)	—
Internal use software	338,893	—	(67,778)	—	271,115
	$34,095,827	$(1,885,907)	$(2,266,609)	$(210,452)	$29,732,859

Amortization expense totaled $545,227 and $589,996 for the three months ended September 30, 2023 and 2022, respectively.

Estimated aggregate remaining amortization is as follows:

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$2,179,262	$2,139,453	$2,025,950	$1,921,798	$1,864,508	$18,932,189

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	September 30, 2023	June 30, 2023
Land and improvements	$929,091	$939,089
Buildings and improvements	3,328,790	3,356,755
Machinery and equipment	12,539,138	12,667,858
Vehicles	674,732	605,891
Leasehold improvements	552,810	552,810
Construction in progress	256,574	177,538
Total property, plant and equipment	18,281,135	18,299,941
Less: accumulated depreciation	(8,511,913)	(8,217,773)
Property, plant and equipment, net	$9,769,222	$10,082,168

Depreciation expense totaled $404,326 and $606,748 for the three months ended September 30, 2023 and 2022, respectively.

NOte 7 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. No new activity occurred during the three months ended September 30, 2023. Activity in the period consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations.

Per the Purchase Agreement, in February 2024, Shell will be required to pay an additional $6.0 million to the Company, subject to adjustment in certain circumstances. The Purchase Agreement provides that this required payment could be decreased by up to $4.5 million if (i) certain key personnel transferred to Vision Bioenergy, or Transferred Personnel, are no longer employed by Vision Bioenergy on February 6, 2024 and (ii) the Company or Vision Bioenergy, as applicable, fail to replace such Transferred Personnel with personnel of reasonably similar qualifications within 90 days of the preceding event. The Company’s management deemed that the full $6.0 million payment from Shell to the Company was realizable due to the high likelihood that the Transferred Personnel would remain employed for the first year, or, in any event, could be replaced within 90 days. The fair value of the full amount of this payment, based on the discounted value of the payment as of September 30, 2023, was $5.9 million, which was recorded to Notes receivable, net on the condensed consolidated balance sheets.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of September 30, 2023:

As of September 30, 2023 (Unaudited)
Cash	$6,079,478
Other current assets	1,798,566
Fixed assets	15,232,881
Intangible assets	18,116,986
Goodwill	11,742,900
Other assets	235,271
TOTAL ASSETS	$53,206,082
Current liabilities	1,619,917
Long-term liabilities	159,304
Equity	51,426,861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,206,082

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three months ended September 30, 2023:

Three Months Ended September 30, 2023 (Unaudited)
Revenue	$110,900
Gross profit (loss)	(549,607)
Loss from operations	(2,432,762)
Net loss	(2,362,135)

Trigall Australia Partnership

The terms and conditions of the December 23, 2022 partnership agreement that the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into with Trigall are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The partnership, Trigall Australia, was created for the development and marketing of wheat varieties in Australia. No new activity occurred during the three months ended September 30, 2023. Activity in the period consisted of the recording of the Company's 20% share of Trigall Australia's net loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations. No capital contributions to Trigall were made in the three months ended September 30, 2023. Per the partnership agreement, S&W Australia is entitled to receive an additional $1.0 million in cash from Trigall to be paid in December 2023.

The following summarizes the carrying amount of the Company's equity method investments reflected in the condensed consolidated balance sheets:

	As of September 30, 2023		As of June 30, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$21,530,513	34%	$22,307,486	34%
Trigall Australia	645,825	20%	752,219	20%
Total equity method investments	$22,176,338		$23,059,705

NOTE 8 - DEBT

Total debt outstanding is presented on the Company's condensed consolidated balance sheets as follows:

	As of September 30, 2023	As of June 30, 2023
Current portion of working capital lines of credit
CIBC	$15,294,047	$19,335,427
National Australia Bank Limited	26,623,733	25,938,839
Debt issuance costs	(324,150)	(373,487)
Total current portion of working capital lines of credit, net	41,593,630	44,900,779
Total working capital lines of credit, net	$41,593,630	$44,900,779
Current portion of long-term debt
Finance leases	$470,364	$383,403
Term Loan - National Australia Bank Limited	2,252,250	2,318,050
Machinery & equipment loans - National Australia Bank Limited	1,228,264	1,141,349
Machinery & equipment loans - Hyster	23,990	11,902
Vehicle loans - Ford Credit	70,365	51,278
Debt issuance costs	(106,740)	(97,221)
Total current portion, net	3,938,493	3,808,761
Long-term debt, less current portion
Finance leases	538,178	304,761
Machinery & equipment loans - Hyster	—	15,715
Vehicle loans - Ford Credit	131,887	70,103
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(183,366)	(191,245)
Total long-term portion, net	4,786,699	4,499,334
Total debt, net	$8,725,192	$8,308,095

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the three months ended September 30, 2023, the Amended CIBC Loan Agreement was amended as follows:

•
On September 25, 2023, the Company entered into a First Amendment to the Amended CIBC Loan Agreement, or the Loan Amendment, which amended the Amended CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Loan Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending of June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $75,000 payable by us to CIBC on the date of the Loan Amendment. Except as modified by the Loan Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

The Amended CIBC Loan Agreement provides for a senior secured credit facility, or the Amended CIBC Credit Facility, of up to $25.0 million from February 1 to October 31 of each year, and up to $18.0 million from November 1 to January 31 of each year. The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.5% per the Loan Amendment. The interest rate for the Amended CIBC Credit Facility was 10.50% as of September 30, 2023. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property. All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on August 31, 2024.

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

As of September 30, 2023, the Company was in compliance with all financial covenants contained in the CIBC Loan Agreement. As of September 30, 2023, there was approximately $2.6 million of unused availability on the CIBC Credit Facility, which had an available borrowing base of $17.9 million. With additional collateral consisting of accounts receivable and inventories, the available borrowing base as of September 30, 2023 could have increased by an additional $7.1 million, to a maximum amount of $25.0 million.

Australian Facilities

S&W Australia’s debt facilities with National Australia Bank, or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated effective October 24, 2022 and further amended on October 25, 2022, as described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The Company's facilities during the three months ended September 30, 2023 were as follows:

•
A Seasonal Credit Facility comprised of two facility lines: (i) a Borrowing Base Line having a credit limit of AUD $40.0 million (USD $25.7 million as of September 30, 2023) with a maturity date of September 30, 2024 and (ii) an Overdraft Facility having a credit limit of AUD $2.0 million (USD $1.3 million at September 30, 2023) with a maturity date of September 29, 2023. On September 14, 2023, NAB provided a temporary 30-day increase of the Overdraft Facility to AUD $3.6 million (USD $2.3 million as of September 30, 2023) . On September 26, 2023 NAB extended the maturity date on the Overdraft Facility to January 8, 2024. The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 1.65% per annum. As of September 30, 2023, the Borrowing Base Line accrued interest on Australian dollar drawings at 8.19% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of September 30, 2023, the Overdraft Facility accrued interest at 9.47% per annum calculated daily. The Seasonal

Credit Facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia. As of September 30, 2023, approximately AUD $0.6 million (USD $0.4 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base, including the overdraft, of AUD $42.0 million (USD $27.0 million as of September 30, 2023).
•
A flexible rate loan, or the Term Loan, in the amount of AUD $4.0 million (USD $2.6 million at September 30, 2023). Required annual principal payments of AUD $0.5 million on the Term Loan commenced in May 2023, with the remainder of any unpaid balance becoming due on March 31, 2026. Monthly interest amounts outstanding under the Term Loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The interest rate as of September 30, 2023 for this was 8.821%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.
•
S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. Equipment loans under the master asset finance facility have various maturity dates through 2029, which have interest rates ranging from 2.86% to 6.82%. The total credit limit under the facility is AUD $3.0 million (USD $1.9 million at September 30, 2023). As of September 30, 2023, AUD $1.6 million (USD $1.0 million) was outstanding under S&W Australia’s master asset finance facility.

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $31.5 million as of September 30, 2023) of credit. The NAB Finance Agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $9.7 million as of September 30, 2023).

The October 2022 amendments to the NAB Finance Agreement contained an undertaking requiring the Company to maintain a net related entity position of not more than AUD $25.0 million, which was subsequently amended on February 8, 2023 to change the net related entity position requirement from AUD $25.0 million to USD $18.5 million. As of September 30, 2023, the Company was in compliance with all NAB Finance Agreement covenants.

AgAmerica Note

As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million, or the AgAmerica Term Loan, to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the three months ended September 30, 2023.

MFP Loan Agreement

On September 22, 2022, the Company’s largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP. This letter of credit, or the MFP Letter of Credit, was subsequently amended on October 28, 2022, November 30, 2022, and March 22, 2023, as described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Per the March 22, 2023 amendment, the face amount of the MFP Letter of Credit increased to $13.0 million and extend the maturity date to September 30, 2024.

On September 22, 2022, the Company also entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. Concurrent with the March 22, 2023 amendment to the CIBC Loan Agreement, the Company entered into a Third Amendment to Subordinate Loan and Security Agreement with MFP, or MFP Amendment, to (i) increase the aggregate amount of cash advances permitted from $12.0 million to $13.0 million; (ii) increase the cash fee payable to MFP on all amounts remaining undrawn under the Letter of Credit from 3.50% to 4.25% per annum; (iii) provide for the issuance of the MFP Warrant to MFP (Note 10); and (iv) reflect the extension of the maturity date of the Letter of Credit to September 30, 2024. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash. As amended, the MFP Loan Agreement will mature on March 30, 2025.

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

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2024	$3,557,278
2025	78,701
2026	4,370,777
Total	$8,006,756

NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS AND OPTIONS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $8,337,155 on September 30, 2023, with maturities ranging from October 2023 to January 2024.

The Company records an asset or liability on the condensed consolidated balance sheets for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $887,316 and $849,033 on September 30, 2023 and June 30, 2023, respectively. The Company recorded losses of $58,268 and $503,985 on foreign currency forward contracts for the three months ended September 30, 2023 and 2022, respectively, which are reflected within Cost of revenue on the condensed consolidated statement of operations.

In September 2023, the Company acquired foreign currency options with a total notional amount of $8,600,000. The strike prices on the transaction dates and as of September 30, 2023 were above the market price, so the options had no intrinsic value. Option premiums of $5,553 are reflected within Prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2023.

The Company's accounting policies for foreign currency contracts and options are found in Note 2 under the section titled "Derivative Financial Instruments."

NOTE 10 – EQUITY

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

For the three months ended September 30, 2023 and 2022, the Company did not sell any shares of its common stock pursuant to the ATM Agreement. The shares of common stock issuable under the ATM Agreement were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File 333-248974), which ceased to be effective on November 2, 2023. The Company has elected to not renew the ATM agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 8). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 2,633,400 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $1.60 - $2.15 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the condensed consolidated balance sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the three months ended September 30, 2023, an aggregate value of $212,873 was amortized as interest expense. For further details on the MFP Warrants, refer to Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, is Portfolio Manager of MFP Investors LLC, the general partner of MFP.

NOTE 11 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. During the three months ended September 30, 2023 and 2022, the Company did not grant options to its directors, certain members of the executive management team and other employees.

A summary of stock option activity for the three months ended September 30, 2023 and the year ended June 30, 2023 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	4,637,100	$2.64	6.6	$—
Granted	1,389,675	1.25
Exercised	(2,100)	0.95
Canceled/forfeited/expired	(947,707)	2.84
Outstanding at June 30, 2023	5,076,968	$2.23	7.1	$292,079
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	(281,601)	2.52
Outstanding at September 30, 2023	4,795,367	$2.21	7.2	$203,538

Options vested and exercisable at September 30, 2023	3,668,546	$2.40	6.7	$82,412
Options vested and expected to vest at September 30, 2023	4,787,384	$2.21	7.2	$201,954

There were no options granted for the three months ended September 30, 2023. On September 30, 2023, the Company had $668,860 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.33 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the three months ended September 30, 2023, the Company issued 24,076 restricted stock units to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the three months ended September 30, 2023 totaled $29,373 and was based on the closing stock price on the date of grants. There were no restricted stock units granted during the three months ended September 30, 2022.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2022	267,919	$2.66	1.2
Granted	534,628	1.14	1.5
Vested	(353,649)	2.22	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at June 30, 2023	440,148	$1.17	1.4
Granted	24,076	1.22	0.3
Vested	(58,100)	1.57	—
Forfeited	—	—	—
Nonvested restricted units outstanding at September 30, 2023	406,124	$1.11	1.4

On September 30, 2023, the Company had $231,808 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.37 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2023 and 2022 totaled $411,820 and $456,112, respectively.

On September 30, 2023, there were 1,918,207 shares available under the 2019 Plan for future grants and awards.

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Convertible Preferred Stock and accompanying warrant are presented in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. No issuances or conversions of Series B Convertible Preferred Stock occurred during the three months ended September 30, 2023. Activity in the period consisted of accrual of dividends and accretion of the discount on the Warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2022	$4,804,819
Dividends accrued	365,979
Accretion of discount for warrants	103,350
Balance at June 30, 2023	$5,274,148
Dividends accrued	94,207
Accretion of discount for warrants	25,838
Balance at September 30, 2023	$5,394,193

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,
	2023	2022
Non-cash investing activities:
ROU assets financed by lease liabilities	$938,003	$397,017
Non-cash financing activities:
Dividends accrued for participating securities	94,207	88,223
Accretion of discount for Series B preferred stock warrants	25,838	25,838
Warrants issued for financial commitment asset	—	146,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, particularly in Part I, Item 1A., “Risk Factors.”

Strategic Review

We have maintained our strategic path for operations and future growth in sorghum while continuing to execute and refine our key centers of value for our international forage and pastures and alfalfa businesses. With grower adoption of our Double Team grain sorghum solution accelerating since its fiscal 2022 launch and the technological development of Double Team planned for forage and grain sorghum products in fiscal 2024, we believe we are in a unique position to be the leading technology provider of this important global crop.

We have continued to align our cost structure to support our key centers of value in order to drive the business towards profitability. We have decided to pause our development of stevia leaf and re-evaluate its longer-term profit opportunity with our partners. We have reduced obsolescence costs through improved life cycle management and SKU optimization efforts with the reduction of low margin forage lines and seed treatment offerings. In fiscal 2024, we have already recognized and expect to further recognize improvement in our seed cost position as additional operational efficiency plans are implemented and guided by best-in-class cost standards.

In fiscal 2023, we entered into a partnership with Equilon Enterprises LLC (dba Shell Oil Products, or Shell), Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, that we believe will generate value while strengthening our balance sheet. This partnership intends to develop camelina and other oilseed species from which oil and meal can be extracted for future processing into animal feed, biofuels, and other bioproducts. With a limited supply of arable land, camelina provides a long-term opportunity of maximizing farmland food production. The partnership has either met or exceeded all initial cropping acre thresholds and expects to carry out initial grain production later this calendar year on the more than 7,000 acres of camelina planted. Shell is expected to buy all the grain that Vision Bioenergy produces through the offtake agreement that is in place.

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the war between Israel and Hamas, uncertain market conditions, including higher inflation and supply chain disruptions, recent bank failures, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

In 2023, we experienced a lessening of the severity of these supply chain issues related to the COVID-19 pandemic, though continue to experience negative effects in certain jurisdictions. We continue to work closely with our customers, business units, third party contractors and suppliers, and other external business partners to minimize the potential impact on our business. The extent of the impact of the COVID-19 pandemic on our sales, operating results and financial condition will depend on certain developments, including the location, duration and spread of future outbreaks, and the resulting specific impacts felt by our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. We have shipped $1.4 million of our product to Sudan in the first quarter of fiscal 2024 and do not expect any additional sales to occur in fiscal 2024, although we will continue to monitor and assess conditions. Also, in Saudi Arabia, unregistered lower priced and lower quality European produced seed is currently being dumped into the country, which has created a short-term imbalance. We believe inventory levels will normalize following the quick flushing out of this seed and we are making the strategic decision not to discount our high value seed to compete with this low-quality product. As a result of the Sudan geopolitical conflict and this short-term impact in Saudi Arabia, a significant amount of alfalfa orders were moved from the second half of fiscal 2023 to the first half of fiscal 2024.

Additionally, in October 2023, Hamas initiated an attack against Israel, resulting in a state of war. The conflict, and the potential escalation or expansion of the conflict, could result in sanctions, cause disruptions to global economic conditions and affect the stability of the Middle East region and our business in that region.

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

During the fiscal year ended June 30, 2023 and the three months ended September 30, 2023, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2024, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

The ultimate impact that COVID-19 and other adverse geopolitical and macroeconomic events will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic and any broad-based supply chain disruptions, labor shortages, rising levels of inflation and interest rates, tightening of credit markets or other developments resulting from the pandemic or recent geopolitical and macroeconomic events, as well as the economic recovery and actions taken in response to local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and condensed consolidated financial statements.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries, including, among other things, the COVID-19 pandemic, the military conflict between Russia and Ukraine, the armed conflict in Sudan, the war between Israel and Hamas, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of current geopolitical and macroeconomic conditions.

Our specialty crops, including our biofuels program, have yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various opportunities to monetize the results of our research and development efforts. Such potential opportunities include possible collaborations, partnerships and/or joint ventures, licensing agreements and royalty-based agreements. For example, we entered into our Vision Bioenergy partnership with Shell in February 2023 in order to develop commercially viable camelina sativa and other oilseeds varieties that produce grain from which oil and meal can be extracted for future processing into biofuels, feed and other potential bioproducts. Although we have received upfront payments from Shell pursuant to the partnership and will be entitled to receive an additional payment from Shell upon the one-year anniversary of our entry into the partnership, there can be no assurance that this will generate any meaningful revenue.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics Ltd., or Pasture Genetics, in 2020, Chromatin Inc. in 2018 and from SV Genetics Pty Ltd in 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5 to 35 years for buildings, 2 to 20 years for machinery and equipment and 2 to 5 years for vehicles.

Other (Income) Expense

Other (income) expense consists of foreign currency losses, interest expense, interest expense resulting from the amortization of debt discount, and other income. Interest expense and interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities. Amortization of the MFP Letter of Credit (as defined below) asset is also recorded to Interest expense - amortization of debt discount.

Provision (Benefit) for Income Taxes

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. generally accepted accounting principles, or GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the condensed consolidated financial statements. As a result, our effective tax rate reflected in our condensed consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our condensed consolidated statements of operations. Based on projections of taxable income, we had previously determined that it is more likely than not that the deferred tax assets in the United States and South Africa will not be realized. We also previously determined that the deferred tax assets related to certain Australian intangible assets more likely than not would not be realized. Accordingly, a valuation allowance was recorded against the net deferred tax assets in the United States and South Africa and a partial valuation allowance was recorded to Australian deferred tax assets.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$16,432,466	100.0%	$19,865,865	100.0%	$(3,433,399)	(17.3)%
Cost of revenue	11,421,152	69.5%	15,361,354	77.3%	(3,940,202)	(25.7)%
Gross profit	5,011,314	30.5%	4,504,511	22.7%	506,803	11.3%
Operating expenses
Selling, general and administrative expenses	5,786,579	35.2%	5,056,257	25.5%	730,322	14.4%
Research and development expenses	1,086,512	6.6%	1,515,380	7.6%	(428,868)	(28.3)%
Depreciation and amortization	1,069,022	6.5%	1,336,434	6.7%	(267,412)	(20.0)%
Loss (gain) on disposal of property, plant and equipment	(32,955)	(0.2)%	(3,660)	(0.0)%	(29,295)	800.4%
Total operating expenses	7,909,158	48.1%	7,904,411	39.8%	4,747	0.1%
Loss from operations	(2,897,844)	(17.6)%	(3,399,900)	(17.1)%	502,056	(14.8)%
Other (income) expense
Foreign currency loss	372,189	2.3%	190,915	1.0%	181,274	95.0%
Interest expense - amortization of debt discount	455,574	2.8%	283,643	1.4%	171,931	60.6%
Interest expense, net	1,405,767	8.6%	786,679	4.0%	619,088	78.7%
Other income	(37,560)	(0.2)%	(44,270)	(0.2)%	6,710	(15.2)%
Loss before income taxes	(5,093,814)	(31.0)%	(4,616,867)	(23.2)%	(476,947)	10.3%
Provision for (benefit from) income taxes	1,207	0.0%	(101,664)	(0.5)%	102,871	(101.2)%
Loss before equity in net earnings of affiliates	(5,095,021)	(31.0)%	(4,515,203)	(22.7)%	(579,818)	12.8%
Equity in loss of equity method investees, net of tax	861,896	5.2%	—	—	861,896	-
Net loss	$(5,956,917)	(36.3)%	$(4,515,203)	(22.7)%	$(1,441,714)	31.9%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended September 30, 2023 and the three months ended September 30, 2022. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Revenue

The $3.4 million year-over-year decrease in revenue is due to a $2.9 million decrease in Middle East and North Africa region sales caused by management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market, a $1.6 million decrease in Mexico non-dormant alfalfa sales due to wet conditions causing missed plantings, a $0.7 million decrease in Asia sales due to COVID using inventory carryover into fiscal 2024 leading to lost sales, and a $0.4 million decrease in Australia sorghum sales due to dry planting conditions. This decrease was offset by a $1.0 million increase in South Africa sorghum sales from the addition of a new customer, a $0.7 million increase in alfalfa sales delivered in the first quarter of fiscal 2024 that have historically been pushed into the second quarter, and a $0.5 million increase in Double Team sorghum revenue.

Cost of Revenue and Gross Margin

Cost of revenue decreased year-over-year and the gross margin percentage improved from 22.7% to 30.5% compared to the prior year period. The margin improvement was driven by a 4.0% increase in our non-traited sorghum margins due to better inventory and sales life cycle management, a 3.1% increase in global non-dormant alfalfa margins driven by pricing in the global market, and a 1.6% increase related to Double Team margins due to increased sales and improved margins of our high margin Double Team traited sorghum during the three months ended September 30, 2023. This was offset by a 0.9% decrease in dormant alfalfa margins in the U.S. domestic market.

Selling, General and Administrative Expenses

The $0.7 million increase in selling, general and administrative expenses is attributable to a $0.3 million increase in our bad debt allowance, a $0.3 million increase in accounting and legal fees related primarily to the audit of the fiscal 2023 financial statements, a $0.2 million increase in payroll and other employee compensation related expenses, a $0.1 million increase in advertising and marketing, and a $0.1 million increase in other personnel expenses. The cost increases were partially offset by a $0.2 million decrease in expenses attributable to services provided to Vision Bioenergy and a $0.1 million decrease in our board of directors fees.

Research and Development Expenses

The year-over-year decrease in research and development expenses of $0.4 million is attributable to a $0.3 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed R&D program focus and a $0.1 million decrease in Australia field trial and outside service related expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.3 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

Foreign Currency Loss

The increase in foreign currency loss was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Interest Expense - Amortization of Debt Discount

The increased debt amortization expense is due to the amortization of the financial commitment asset established in conjunction with the granted MFP Warrants in fiscal 2023 and increased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the three months ended September 30, 2023 and 2022 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $0.7 million increase year over year in interest expense was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

(Benefit from) Provision for Income Tax Benefit

The income tax provision (benefit) totaled $0.0 million for the three months ended September 30, 2023, compared to a ($0.1) million income tax provision for the three months ended September 30, 2022. Our effective tax rate was 0.0% during the three months ended September 30, 2023 compared to 2.2% for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.9 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we pay our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal year 2023, we paid our North American growers approximately 50% of amounts due in the fall of 2022 and the balance was paid in the spring of 2023. We expect this payment cycle to our growers to be similar in fiscal year 2024. S&W Australia and Pasture Genetics, our Australia-based wholly owned subsidiaries, have production cycles that are counter-cyclical to North America; however, the timing of payments to Australian growers, which occurs in the second through fourth quarters, also puts a greater demand on our working capital and working capital requirements during these periods.

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

Capital Resources and Material Cash Requirements

We are not profitable and have had negative cash flow from operations for the last several years, excluding the fiscal 2023 gain recognized in relation to the Vision Bioenergy partnership. To help fund our operations, we have relied on equity and debt financings, and we will need to obtain additional funding to finance our operations in the future. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

We believe that cash flow from operations, cash payments from Trigall and Shell in fiscal 2024 pursuant to their partnership agreements, where we are entitled to receive $1.0 million from Trigall in December 2023 and $6.0 million from Shell in February 2024, and availability under our existing debt facilities will be sufficient to meet our cash requirements over the next 12 months. We expect to meet our longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, our debt facilities and issuances of equity securities or debt offerings, among other sources of capital. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional funds from, our existing debt facilities, and our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Below is a summary of material changes to our sources of capital during the three months ended September 30, 2023:.

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended to date, or the CIBC Loan Agreement, provides for a $25.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the three months ended September 30, 2023:

•
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

NAB Finance Agreement

No amendments have occurred to the NAB Finance Agreement for the three months ended September 30, 2023.

MFP Loan Agreement

No amendments have occurred to the MFP Loan Agreement for the three months ended September 30, 2023.

Summary

The CIBC Loan Agreement and our debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement and NAB Finance Agreement as of June 30, 2023 and were required to obtain waivers and/or amendments from CIBC and NAB for such non-compliance. For the three months ended September 30, 2023, we were in compliance with all covenants related to the CIBC Loan Agreement and the NAB Finance Agreement.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, the war between Israel and Hamas, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements or have received waivers of non-compliance, our ability to comply with the terms of our loan agreements can be compromised in the future and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities	$794,678	$(7,319,995)
Cash flows from investing activities	(146,778)	(147,716)
Cash flows from financing activities	(3,099,971)	6,421,764
Effect of exchange rate changes on cash	40,700	213,839
Net decrease in cash and cash equivalents	(2,411,371)	(832,108)
Cash and cash equivalents, beginning of period	3,398,793	2,056,508
Cash and cash equivalents, end of period	$987,422	$1,224,400

Operating Activities

For the three months ended September 30, 2023, operating activities provided $0.8 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $3.0 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.8 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $4.0 million increase in accounts payable, $1.7 million decrease in inventory, a $1.3 million increase in accrued expenses and other current liabilities, and a $0.6 million decrease in prepaid expenses and other current assets, offset by a $3.7 million increase in accounts receivable and a $0.1 million decrease in deferred revenue from prepayments for our fiscal 2024 U.S. domestic business.

For the three months ended September 30, 2022, operating activities used $7.3 million in cash. Net loss plus and minus the adjustments for non-cash items as detailed on the statement of cash flows used $1.6 million in cash, and changes in operating assets and liabilities as detailed on the statement of cash flows used $4.5 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by $1.3 million in unrealized foreign currency gains, an increase in accounts receivable of $9.0 million and increased prepaid expenses of $0.2 million offset by a decrease in inventory of $3.1 million, an increase in accounts payable and accruals of $1.2 million and an increase of $0.4 million in deferred revenue from prepayments for our fiscal 2023 United States domestic business.

Investing Activities

Investing activities during the three months ended September 30, 2023 used $0.1 million in cash, which resulted from $0.2 million in additions to property, plant and equipment for our United States and Australian facilities offset by $0.1 million in proceeds from the disposal of property, plant and equipment from our United States and Australian facilities.

Investing activities during the three months ended September 30, 2022 used $0.1 million in cash, which resulted from additions to property, plant and equipment for our United States and Australian facilities.

Financing Activities

Financing activities during the three months ended September 30, 2023, used $3.1 million in cash, consisting of $2.9 million in net borrowings and repayments on the working capital lines of credit, $0.2 million in net proceeds from sale of common stock, $0.1 million in debt issuance costs, and $0.1 million in repayments of long term debt, offset by $0.2 million from borrowings of long-term debt.

Financing activities during the three months ended September 30, 2022 provided $6.4 million in cash, consisting of net borrowings on the working capital lines of credit and borrowings of long-term debt of $7.0 million, partially offset by net repayments of long-term debt of $0.5 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the three months ended September 30, 2023 and we expect this to continue throughout the remainder of fiscal year 2024. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Critical Accounting Estimates

In preparing our unaudited condensed consolidated financial statements, we must select and apply various accounting policies in accordance with GAAP. In applying our accounting policies, we often need to make estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our board of directors, and do so on a regular basis.

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

Income Taxes

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established or increased, an income tax charge is included in the condensed consolidated financial statements and net deferred tax assets are adjusted accordingly. Changes in tax laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the condensed consolidated financial statements. If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of earnings and stockholders’ equity.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Third Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7(9)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1+(10)	Separation Agreement by and between the Registrant and Mark W. Wong, dated August 18, 2023.

10.2+(11)	Employment Extension Letter by and between the Registrant and Vanessa Baughman, dated September 25, 2023.

10.3(12)	First Amendment to Amended and Restated Loan and Security Agreement, dated September 25, 2023, by and among S&W Seed Company and CIBC Bank USA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 11, 2021 (File No. 001-34719).
(2)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 23, 2022 (File No. 001-34719).
(3)
Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 26, 2023 (File No. 001-34719).
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
(7)
Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(8)
Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(9)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed on May 11, 2023 (File No. 001-34719).
(10)
Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K, filed on September 27, 2023 (File No. 001-34719).
(11)
Incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed on September 27, 2023 (File No. 001-34719).
(12)
Incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed on September 27, 2023 (File No. 001-34719).

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

S&W SEED COMPANY

Date: November 9, 2023	By:	/s/Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)