Form 10-Q
period 2023-12-31
S&W Seed Co
filed 2024-02-14
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of common stock of the registrant as of February 7, 2024 was 43,314,975.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of December 31, 2023	As of June 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$1,114,370	$3,398,793
Accounts receivable, net	19,983,583	24,622,727
Notes receivable, net	6,974,357	6,846,897
Inventories, net	46,008,080	45,098,268
Prepaid expenses and other current assets	2,974,177	4,099,027
TOTAL CURRENT ASSETS	77,054,567	84,065,712
Property, plant and equipment, net	10,350,887	10,082,168
Intellectual property, net	20,958,076	21,650,534
Other intangibles, net	7,808,412	8,082,325
Right of use assets - operating leases	2,825,742	2,983,303
Equity method investments	21,624,643	23,059,705
Other assets	3,051,182	2,066,081
TOTAL ASSETS	$143,673,509	$151,989,828

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,891,078	$13,312,180
Deferred revenue	5,504,204	464,707
Accrued expenses and other current liabilities	6,004,829	8,804,456
Current portion of working capital lines of credit, net	43,597,213	44,900,779
Current portion of long-term debt, net	4,445,442	3,808,761
TOTAL CURRENT LIABILITIES	74,442,766	71,290,883
Long-term debt, net, less current portion	4,862,340	4,499,334
Other non-current liabilities	2,063,641	2,102,030
TOTAL LIABILITIES	81,368,747	77,892,247
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at December 31, 2023 and June 30, 2023	5,518,624	5,274,148
TOTAL MEZZANINE EQUITY	5,518,624	5,274,148
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 43,317,044 issued and 43,292,044 outstanding at December 31, 2023; 43,004,011 issued and 42,979,011 outstanding at June 30, 2023	43,317	43,004
Treasury stock, at cost, 25,000 shares	(134,196)	(134,196)
Additional paid-in capital	168,270,300	167,768,104
Accumulated deficit	(104,595,765)	(91,932,808)
Accumulated other comprehensive loss	(6,832,156)	(6,987,791)
Non-controlling interests	34,638	67,120
TOTAL STOCKHOLDERS' EQUITY	56,786,138	68,823,433
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$143,673,509	$151,989,828

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$10,864,809	$12,937,802	$27,297,275	$32,803,667
Cost of revenue	7,575,685	10,188,511	18,996,837	25,549,865
Gross profit	3,289,124	2,749,291	8,300,438	7,253,802
Operating expenses
Selling, general and administrative expenses	5,892,922	6,242,212	11,679,502	11,298,469
Research and development expenses	994,648	1,503,473	2,081,160	3,018,853
Depreciation and amortization	1,076,019	1,253,904	2,145,042	2,590,338
Gain on disposal of property, plant and equipment	(68,734)	(751)	(101,690)	(4,411)
Total operating expenses	7,894,855	8,998,838	15,804,014	16,903,249
Loss from operations	(4,605,731)	(6,249,547)	(7,503,576)	(9,649,447)
Other (income) expense
Foreign currency loss	244,298	176,624	616,486	367,539
Gain on sale of equity investment	—	(32,030)	—	(32,030)
Gain on disposal of intangible assets	—	(1,796,252)	—	(1,796,252)
Interest expense - amortization of debt discount	446,017	578,112	901,591	861,755
Interest expense, net	1,337,992	1,092,327	2,743,759	1,879,006
Other (income) expenses	(59,336)	546	(96,896)	(43,724)
Loss before income taxes	(6,574,702)	(6,268,874)	(11,668,516)	(10,885,741)
Benefit from income taxes	(756,985)	(282,296)	(755,778)	(383,960)
Loss before equity in net earnings of affiliates	(5,817,717)	(5,986,578)	(10,912,738)	(10,501,781)
Equity in loss of equity method investees, net of tax	676,329	4,015	1,538,225	4,015
Net loss	$(6,494,046)	$(5,990,593)	$(12,450,963)	$(10,505,796)
Loss attributable to non-controlling interests	(25,194)	(4,588)	(32,482)	(10,850)
Net loss attributable to S&W Seed Company	$(6,468,852)	$(5,986,005)	$(12,418,481)	$(10,494,946)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(6,468,852)	$(5,986,005)	$(12,418,481)	$(10,494,946)
Dividends accrued for participating securities and accretion	(124,431)	(114,062)	(244,476)	(228,123)
Net loss attributable to common shareholders	$(6,593,283)	$(6,100,067)	$(12,662,957)	$(10,723,069)

Net loss attributable to S&W Seed Company per common share, basic and diluted	$(0.15)	$(0.14)	$(0.29)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	43,091,438	42,651,270	43,050,329	42,627,645

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(6,494,046)	$(5,990,593)	$(12,450,963)	$(10,505,796)
Foreign currency translation adjustment, net of income taxes	316,614	539,520	155,635	(174,775)
Comprehensive loss	(6,177,432)	(5,451,073)	(12,295,328)	(10,680,571)
Comprehensive loss attributable to non-controlling interests	(25,194)	(4,588)	(32,482)	(10,850)
Comprehensive loss attributable to S&W Seed Company	$(6,152,238)	$(5,446,485)	$(12,262,846)	$(10,669,721)

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2022	1,695	$4,918,880	42,632,585	$42,633	(25,000)	$(134,196)	$164,486,927	$(110,496,559)	$35,576	$(7,274,895)	$46,659,486
Stock-based compensation	—	—	—	—	—	—	305,894	—	—	—	305,894
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	88,224	—	—	—	—	—	(88,224)	—	—	(88,224)
Net issuance to settle RSUs	—	—	155,838	155	—	—	(4,894)	—	—	—	(4,739)
Subordinated loan & security agreement warrants	—	—	—	—	—	—	656,427	—	—	—	656,427
Other comprehensive income	—	—	—	—	—	—	—	—	—	539,520	539,520
Net loss	—	—	—	—	—	—	—	(5,986,005)	(4,588)	—	(5,990,593)
Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933

Balance, September 30, 2023	1,695	$5,394,193	43,047,951	$43,048	(25,000)	$(134,196)	$168,011,474	$(98,002,482)	$59,832	$(7,148,770)	$62,828,906
Stock-based compensation	—	—	—	—	—	—	283,327	—	—	—	283,327
Series B detachable warrant	—	25,838	—		—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	98,593	—	—	—	—	—	(98,593)	—	—	(98,593)
Net issuance to settle RSUs	—	—	269,093	269	—	—	(11,919)	—	—	—	(11,650)
Proceeds from sale of common stock, net of expenses	—	—	—	—	—	—	(12,582)	—	—	—	(12,582)
Other comprehensive income	—	—	—	—	—	—	—	—	—	316,614	316,614
Net loss	—	—	—	—	—	—	—	(6,468,852)	(25,194)	—	(6,494,046)
Balance, December 31, 2023	1,695	$5,518,624	43,317,044	$43,317	(25,000)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	762,006	—	—	—	762,006
Subordinated loan & security agreement warrants	—	—	—	—	—	—	802,901	—	—	—	802,901
Series B detachable warrant	—	51,676	—	—	—	—	—	(51,676)	—	—	(51,676)
Accrued dividends on Series B convertible preferred stock	—	176,447	—	—	—	—	—	(176,447)	—	—	(176,447)
Net issuance to settle RSUs	—	—	179,665	179	—	—	(13,128)	—	—	—	(12,949)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(174,775)	(174,775)
Net loss	—	—	—	—	—	—	—	(10,494,946)	(10,850)	—	(10,505,796)
Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933

Balance, June 30, 2023	1,695	$5,274,148	43,004,011	$43,004	(25,000)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	695,147	—	—	—	695,147
Series B detachable warrant	—	51,676	—	—	—	—	—	(51,676)	—	—	(51,676)
Accrued dividends on Series B convertible preferred stock	—	192,800	—	—	—	—	—	(192,800)	—	—	(192,800)
Net issuance to settle RSUs	—	—	313,033	313	—	—	(27,139)	—	—	—	(26,826)
Proceeds from sale of common stock, net of expenses	—	—	—	—	—	—	(165,812)	—	—	—	(165,812)
Other comprehensive income	—	—	—	—	—	—	—	—	—	155,635	155,635
Net loss	—	—	—	—	—	—	—	(12,418,481)	(32,482)	—	(12,450,963)
Balance, December 31, 2023	1,695	$5,518,624	43,317,044	$43,317	(25,000)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,450,963)	$(10,505,796)
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities:
Stock-based compensation	695,147	762,006
Bad debt expense	472,411	(125,209)
Inventory write-down	787,085	685,200
Depreciation and amortization	2,145,042	2,590,338
Gain on disposal of property, plant and equipment	(101,690)	(4,411)
Gain on disposal of intangible assets	—	(1,796,252)
Gain on sale of equity investment	—	(32,030)
Equity in loss of equity method investees, net of tax	1,538,225	4,015
Change in deferred tax provision	(712,063)	(259,747)
Change in foreign exchange contracts	(639,143)	19,466
Foreign currency transactions	1,276,525	(200,666)
Amortization of debt discount	901,591	861,755
Accretion of note receivable	(127,476)	—
Changes in:
Accounts receivable	4,326,500	(3,968,108)
Inventories	(1,300,241)	557,442
Prepaid expenses and other current assets	356,779	20,736
Other non-current assets	47,015	(677,938)
Accounts payable	1,381,305	(385,529)
Deferred revenue	5,039,497	5,578,365
Accrued expenses and other current liabilities	(2,231,490)	(1,256,423)
Other non-current liabilities	32,768	(207,625)
Net cash provided by (used in) operating activities	1,436,824	(8,340,411)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,077,055)	(154,997)
Proceeds from disposal of property, plant and equipment	160,958	3,660
Capital contributions to partnerships	(88,543)	(59,242)
Proceeds from partnership transaction	—	2,000,000
Net proceeds from sale of equity investment	—	400,000
Net cash provided by (used in) investing activities	(1,004,640)	2,189,421
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	(165,812)	—
Taxes paid related to net share settlements of stock-based compensation awards	(26,825)	(12,949)
Borrowings and repayments on lines of credit, net	(2,762,758)	6,598,076
Borrowings of long-term debt	595,175	285,005
Repayments of long-term debt	(152,214)	(1,063,661)
Debt issuance costs	(237,278)	(359,527)
Net cash provided by (used in) financing activities	(2,749,712)	5,446,944
EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,105	(24,290)
NET DECREASE IN CASH & CASH EQUIVALENTS	(2,284,423)	(728,336)
CASH AND CASH EQUIVALENTS, beginning of the period	3,398,793	2,056,508
CASH AND CASH EQUIVALENTS, end of period	$1,114,370	$1,328,172

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows for the last several years. For the six months ended December 31, 2023, the Company reported a net loss of $12.5 million. While the Company did report net cash provided by operations of $1.4 million for the six months ended December 31, 2023, it expects this to be negative in fiscal 2024. The positive cash flow in operations for the six months ended December 31, 2023 was largely due to changes in operating assets and liabilities. As of December 31, 2023, the Company had cash on hand of $1.1 million. The Company had $2.4 million of unused availability from its working capital facilities as of December 31, 2023 (see Note 8 for further discussion). In relation to the partnerships formed in fiscal 2023, the Company received $1.0 million from Trigall Genetics S.A., or Trigall, in January 2024 and received $6.0 million from Equilon Enterprises LLC (dba Shell Oil Products, or Shell) in February 2024. The Company is obligated to make an additional $0.3 million in capital contributions to Trigall Australia Pty Ltd, or Trigall Australia, through June 2025.

The Company’s Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and its debt facilities with National Australia Bank, or NAB, under the NAB Finance Agreement, contain various operating and financial covenants (refer to Note 8). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. The Amended CIBC Loan Agreement as presently in effect requires the Company to meet minimum adjusted EBITDA levels on a quarterly basis and the NAB Finance Agreement includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million and a minimum interest cover ratio at each fiscal year-end. As of December 31, 2023, the Company was in compliance with the CIBC minimum adjusted EBITDA covenant as well as the NAB net related entity position covenant. While the Company was in compliance with these covenants, there can be no assurance the Company will be successful in meeting its covenants or securing future waivers and/or amendments from its lenders. Currently, the Company does not expect to meet certain of these covenants in fiscal 2024. If the Company is unsuccessful in meeting its covenants or securing future waivers and/or amendments from its lenders and cannot obtain other financing, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Further, if the Company cannot renew or obtain other financing when its two major debt facilities with CIBC and NAB expire on August 31, 2024 and March 31, 2025, respectively, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $220,188 and $191,766 on December 31, 2023 and June 30, 2023, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $664,182 and $2,957,028 on December 31, 2023 and June 30, 2023, respectively.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income (loss). Gains or losses from foreign currency transactions are included in the condensed consolidated statement of operations. For the three months ended December 31, 2023, a $0.7 million foreign currency transaction loss was recognized within Cost of revenue and a $0.2 million foreign currency loss was recorded to Other (income) expense. For the three months ended December 31, 2022, a $0.8 million foreign currency loss was recognized within Cost of revenue and a $0.2 million foreign currency loss was recorded to Other (income) expense. For the six months ended December 31, 2023, a $0.0 million foreign currency transaction loss was recognized within Cost of revenue and a $0.6 million foreign currency loss was recorded to Other (income) expense. For the six months ended December 31, 2022, a $0.2 million foreign currency gain was recognized within Cost of revenue and a $0.4 million foreign currency loss was recorded to Other (income) expense.

Accounts Receivable

The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for doubtful trade receivables was $535,855 and $209,757 on December 31, 2023 and June 30, 2023, respectively.

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

Components of inventory are as follows:

	As of	As of
	December 31, 2023	June 30, 2023
Raw materials and supplies	$2,840,364	$3,309,211
Work in progress	8,811,322	6,409,554
Finished goods	34,356,394	35,379,503
Inventories, net	$46,008,080	$45,098,268

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, and 3 to 5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 for other intangible assets. The weighted average estimated useful lives are 25 years for technology/IP/germplasm, 19 years for customer relationships, 16 years for trade names, and 18 years for other intangible assets as of December 31, 2023.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2023 and 2022 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Income (Loss) Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the

Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net income attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and six month periods ended December 31, 2023 and 2022.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to S&W Seed Company	$(6,468,852)	$(5,986,005)	$(12,418,481)	$(10,494,946)
Dividends accrued for participating securities	(98,593)	(88,224)	(192,800)	(176,447)
Accretion of Series B Preferred Stock redemption value	(25,838)	(25,838)	(51,676)	(51,676)
Numerator for net loss per common share - basic and diluted	$(6,593,283)	$(6,100,067)	$(12,662,957)	$(10,723,069)
Denominator:
Weighted average shares outstanding - basic and diluted	43,091,438	42,651,270	43,050,329	42,627,645
Net loss per common share - basic and diluted	$(0.15)	$(0.14)	$(0.29)	$(0.25)

Anti-dilutive shares, which have been excluded from the computation of diluted income (loss) per share, included 5,119,016 employee stock options, 1,695,000 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 2,633,400 shares of common stock related to the MFP Loan Agreement (as defined below), 559,350 warrants issued with the Company's Series B Convertible Preferred Stock, and 1,001,099 restricted stock units. The terms and conditions of these securities are more fully described in Note 11 and Note 12 in these condensed consolidated financial statements and in Note 13 and Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC. For the period ended December 31, 2023 and 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

Two customers accounted for 28% and one customer accounted for 17% of the Company's revenue for the three and six months ended December 31, 2023, respectively. One customer accounted for 8% and 11% of the Company's revenue for the three and six months ended December 31, 2022, respectively.

Two customers accounted for 37% of the Company's accounts receivable as of December 31, 2023 and no one customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023.

The Company sells a substantial portion of its products to international customers (see Note 4). Sales to international markets represented 48% and 81% of revenue during the three months ended December 31, 2023 and 2022, respectively. Sales to international markets represented 68% and 86% of revenue during the six months ended December 31, 2023 and 2022, respectively. The net book value of fixed assets located outside the United States was 31% of total fixed assets on December 31, 2023 and June 30, 2023.

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

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 7). The note, which is due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which is our estimated discount rate for similar instruments. The receivable balance is being accreted to the full receivable amount on a straight-line basis over the remaining receivable term due to its short-term maturity. The receivable balance was $6.0 million as of December 31, 2023. This payment was received by the Company in February 2024.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A fair value analysis was performed as of June 30, 2023, which resulted in no material adjustment to the fair value. No indicators have been identified for the six months ended December 31, 2023 to suggest any material change in the fair value of the purchase option. As such, there is no indication of impairment for the six months ended December 31, 2023.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$203,440	$—
Note receivable due from Shell	—	5,974,366	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,177,806	$695,000

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$849,033	$—
Note receivable due from Shell	—	5,846,890	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,695,923	$695,000

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

NOTE 3 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of December 31, 2023 and June 30, 2023 are as follows:

Leases	Balance Sheet Classification:	As of December 31, 2023	As of June 30, 2023
Assets:
Right of use assets - finance leases		$1,974,113	$1,759,094
Accumulated amortization - finance leases		(1,038,695)	(1,088,294)
Right of use assets - finance leases, net	Other assets	935,418	670,800
Right of use assets - operating leases	Right of use assets - operating leases	2,825,742	2,983,303
Total lease assets		$3,761,160	$3,654,103
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$455,647	$383,403
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	1,087,366	1,335,568
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	496,894	304,761
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	1,912,721	1,949,604
Total lease liabilities		$3,952,628	$3,973,336

The components of lease cost are as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Lease cost:	Income Statement Classification:	2023	2022	2023	2022
Operating lease cost	Cost of revenue	$219,796	$163,389	$395,462	$347,249
Operating lease cost	Selling, general and administrative expenses	41,078	54,914	82,130	110,248
Operating lease cost	Research and development expenses	158,315	88,620	277,542	224,817
Finance lease cost	Depreciation and amortization	142,968	125,949	262,438	265,639
Finance lease cost	Interest expense, net	21,992	12,841	33,883	28,791
Total lease costs		$584,149	$445,713	$1,051,455	$976,744

Maturities of lease liabilities as of December 31, 2023, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	740,715	289,776
2025	1,005,989	410,806
2026	852,514	309,233
2027	516,330	50,901
2028	183,599	—
Thereafter	56,967	—
Total lease payments	3,356,114	1,060,716
Less: Interest	(356,027)	(108,175)
Present value of lease liabilities	$3,000,087	$952,541

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2023:

Operating lease remaining lease term	3.2 years
Operating lease discount rate	5.67%
Finance lease remaining lease term	2.1 years
Finance lease discount rate	8.49%
Cash paid for operating leases	$622,401
Cash paid for finance leases	$341,912

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

Double Team sorghum seed sales were $4.0 million and $4.5 million for the three and six months ended December 31, 2023, respectively. Double Team sorghum seed sales were $1.2 million for the three and six months ended December 31, 2022. The Total Value Share net settlement amounts pursuant to the Collaboration Agreement were not significant for the six months ended December 31, 2023 and 2022.

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

The Company had $177,722 and $203,222 in unbilled receivables as of December 31, 2023 and June 30, 2023, respectively, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized if and when it becomes probable that amounts will not be paid. These losses are reversed in subsequent periods if these amounts are paid. During the three and six months ended December 31, 2023, the

Company recognized bad debt expense of $307,069 and $472,411, respectively, associated with impaired accounts receivable. During the three and six months ended December 31, 2022, the Company recognized bad debt expense (income) of $30,212 and ($125,209), respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the six months ended December 31, 2023, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2023. During the six months ended December 31, 2022, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Seed sales	$10,665,281	$12,834,831	$26,707,239	$32,672,618
Services	199,528	102,971	590,036	131,049
Total revenue	$10,864,809	$12,937,802	$27,297,275	$32,803,667

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
United States	$5,676,396	52%	$2,455,133	19%	$8,696,966	32%	$4,716,140	14%
Saudi Arabia	(180,903)	-2%	2,165,680	17%	4,178,827	15%	7,339,344	22%
Mexico	1,904,895	18%	1,092,320	8%	3,467,712	13%	3,815,523	12%
Australia	1,446,044	14%	2,569,026	20%	3,452,241	13%	5,154,858	16%
South Africa	309,089	3%	747,741	6%	2,241,422	8%	1,064,006	3%
Libya	682,200	6%	(2,439)	0%	1,755,000	7%	2,995,608	9%
Sudan	—	0%	1,506,819	12%	1,421,527	5%	2,303,702	7%
Pakistan	371,868	3%	531,472	4%	955,000	3%	1,353,091	4%
Egypt	348,000	3%	588,600	4%	348,000	1%	595,180	2%
Uganda	289,935	3%	—	0%	329,935	1%	—	0%
Other	17,285	0%	1,283,450	10%	450,645	2%	3,466,215	11%
Total revenue	$10,864,809	100%	$12,937,802	100%	$27,297,275	100%	$32,803,667	100%

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2023	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at December 31, 2023
Intellectual property	$21,650,534	$—	$(692,458)	$—	$20,958,076
Trade name	880,933	—	(92,641)	2,642	790,934
Customer relationships	4,968,675	—	(171,967)	116,044	4,912,752
GI customer list	35,819	—	(3,582)	—	32,237
Supply agreement	699,608	—	(37,817)	—	661,791
Grower relationships	1,226,175	—	(52,703)	—	1,173,472
Internal use software	271,115	—	(33,889)	—	237,226
	$29,732,859	$—	$(1,085,057)	$118,686	$28,766,488

	Balance at June 30, 2022	Other Additions and Disposals	Amortization	Currency Translation Adjustment	Balance at June 30, 2023
Intellectual property	$23,035,925	$—	$(1,385,391)	$—	$21,650,534
Trade name	1,084,791	—	(196,627)	(7,231)	880,933
Customer relationships	5,499,815	—	(353,000)	(178,140)	4,968,675
GI customer list	42,983	—	(7,164)	—	35,819
Supply agreement	775,241	—	(75,633)	—	699,608
Grower relationships	1,331,581	—	(105,406)	—	1,226,175
License agreement	1,986,598	(1,885,907)	(75,610)	(25,081)	—
Internal use software	338,893	—	(67,778)	—	271,115
	$34,095,827	$(1,885,907)	$(2,266,609)	$(210,452)	$29,732,859

Amortization expense totaled $539,830 and $581,212 for the three months ended December 31, 2023 and 2022, respectively. Amortization expense totaled $1,085,057 and $1,171,208 for the six months ended December 31, 2023 and 2022, respectively.

Estimated aggregate remaining amortization is as follows:

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$1,522,334	$2,120,172	$1,980,015	$1,929,131	$1,871,840	$19,342,996

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	December 31, 2023	June 30, 2023
Land and improvements	$949,088	$939,089
Buildings and improvements	3,377,702	3,356,755
Machinery and equipment	12,686,592	12,667,858
Vehicles	778,632	605,891
Leasehold improvements	552,810	552,810
Construction in progress	920,411	177,538
Total property, plant and equipment	19,265,235	18,299,941
Less: accumulated depreciation	(8,914,348)	(8,217,773)
Property, plant and equipment, net	$10,350,887	$10,082,168

Depreciation expense totaled $393,221 and $546,743 for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense totaled $797,547 and $1,153,491 for the six months ended December 31, 2023 and 2022, respectively.

NOte 7 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. No new activity occurred during the six months ended December 31, 2023. Activity in the period consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations.

Per the Purchase Agreement, in February 2024, Shell will be required to pay an additional $6.0 million to the Company, subject to adjustment in certain circumstances. The Purchase Agreement provides that this required payment could be decreased by up to $4.5 million if (i) certain key personnel transferred to Vision Bioenergy, or Transferred Personnel, are no longer employed by Vision Bioenergy on February 6, 2024 and (ii) the Company or Vision Bioenergy, as applicable, fail to replace such Transferred Personnel with personnel of reasonably similar qualifications within 90 days of the preceding event. The Company’s management deemed that the full $6.0 million payment from Shell to the Company was realizable due to the high likelihood that the Transferred Personnel would remain employed for the first year, or, in any event, could be replaced within 90 days. The fair value of the full amount of this payment, based on the discounted value of the payment as of December 31, 2023, was $6.0 million, which was recorded to Notes receivable, net on the condensed consolidated balance sheets.

The summarized unaudited balance sheets presented below reflects the financial information of Vision Bioenergy as of December 31, 2023 and June 30, 2023:

	As of December 31, 2023 (Unaudited)	As of June 30, 2023 (Unaudited)
Cash	$2,410,607	$8,973,896
Other current assets	2,654,196	747,090
Fixed assets	16,952,960	15,051,799
Intangible assets	17,769,680	18,575,108
Goodwill	11,615,424	11,870,376
Other assets	214,094	255,899
TOTAL ASSETS	$51,616,961	$55,474,168
Current liabilities	$1,927,041	$1,381,493
Long-term liabilities	140,551	176,203
Equity	49,549,369	53,916,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,616,961	$55,474,168

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three and six months ended December 31, 2023:

	Three Months Ended December 31, 2023 (Unaudited)	Six Months Ended December 31, 2023 (Unaudited)
Revenue	$1,074,934	$1,228,924
Gross profit (loss)	619,646	(327,005)
Loss from operations	(1,794,747)	(4,624,553)
Net loss	(1,750,017)	(4,509,196)

Trigall Australia Partnership

The terms and conditions of the December 23, 2022 partnership agreement that the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into with Trigall are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The partnership, Trigall Australia, was created for the development and marketing of wheat varieties in Australia. Activity in the period consisted of the recording of the Company's 20% share of Trigall Australia's net loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations and the recording of $0.1 million in capital contributions the Company made to Trigall Australia during the six months ended December 31, 2023. The Company is obligated to make an additional $0.3 million in capital contributions to Trigall Australia through June 2025. Per the partnership agreement, S&W Australia is entitled to receive an additional $1.0 million in cash from Trigall, which was paid in full in January 2024.

The following summarizes the carrying amount of the Company's equity method investments reflected in the condensed consolidated balance sheets:

	As of December 31, 2023		As of June 30, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$20,953,474	34%	$22,307,486	34%
Trigall Australia	671,169	20%	752,219	20%
Total equity method investments	$21,624,643		$23,059,705

NOTE 8 - DEBT

Total debt outstanding is presented on the Company's condensed consolidated balance sheets as follows:

	As of December 31, 2023	As of June 30, 2023
Current portion of working capital lines of credit
CIBC	$15,815,090	$19,335,427
National Australia Bank Limited	28,007,685	25,938,839
Debt issuance costs	(225,562)	(373,487)
Total current portion of working capital lines of credit, net	43,597,213	44,900,779
Total working capital lines of credit, net	$43,597,213	$44,900,779
Current portion of long-term debt
Finance leases	$455,647	$383,403
Term Loan - National Australia Bank Limited	2,383,850	2,318,050
Machinery & equipment loans - National Australia Bank Limited	1,587,419	1,141,349
Machinery & equipment loans - Hyster	22,349	11,902
Vehicle loans - Ford Credit	102,996	51,278
Debt issuance costs	(106,819)	(97,221)
Total current portion, net	4,445,442	3,808,761
Long-term debt, less current portion
Finance leases	496,894	304,761
Machinery & equipment loans - Hyster	—	15,715
Vehicle loans - Ford Credit	221,881	70,103
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(156,435)	(191,245)
Total long-term portion, net	4,862,340	4,499,334
Total debt, net	$9,307,782	$8,308,095

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the six months ended December 31, 2023, the Amended CIBC Loan Agreement was amended as follows:

•
On September 25, 2023, the Company entered into a First Amendment to the Amended CIBC Loan Agreement, or the Loan Amendment, which amended the Amended CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Loan Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $75,000 payable by us to CIBC on the date of the Loan Amendment. Except as modified by the Loan Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

The Amended CIBC Loan Agreement provides for a senior secured credit facility, or the Amended CIBC Credit Facility, of up to $25.0 million from February 1 to October 31 of each year, and up to $18.0 million from November 1 to January 31 of each year. The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.5% per the Loan Amendment. The interest rate for the Amended CIBC Credit Facility was 10.50% as of December 31, 2023. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property. All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on August 31, 2024.

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

As of December 31, 2023, the Company was in compliance with all financial covenants contained in the CIBC Loan Agreement. As of December 31, 2023, there was approximately $2.2 million of unused availability on the CIBC Credit Facility, which had an available borrowing base of $18.0 million, which is the maximum amount that can be borrowed until this is raised to $25.0 million per the Amended CIBC Credit Facility on February 1, 2024.

Australian Facilities

S&W Australia’s debt facilities with National Australia Bank, or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated effective November 17, 2023. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $27.2 million as of December 31, 2023) to AUD $36.0 million (USD $24.5 million as of December 31, 2023), and the maturity date was extended from September 30, 2024 to March 31, 2025. The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 3.00% per annum (previously 1.65% per annum). As of December 31, 2023, the Borrowing Base Line accrued interest on Australian dollar drawings at 7.36% per annum calculated daily;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.4 million as of December 31, 2023) to AUD $6.0 million (USD $4.1 million as of December 31, 2023), and the maturity date was extended to March 31, 2024. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of December 31, 2023, the Overdraft Facility accrued interest at 9.72% per annum calculated daily;

•
the flexible rate loan, or the Term Loan, in the amount of AUD $4.0 million (USD $2.7 million at December 31, 2023). Required annual principal payments of AUD $0.5 million on the Term Loan commenced in May 2023, with the remainder of any unpaid balance becoming due on March 31, 2026. Monthly interest amounts outstanding under the Term Loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The interest rate as of December 31, 2023 for this was 8.36%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia; and
•
the financing of certain equipment purchases under a master asset finance facility. Equipment loans under the master asset finance facility have various maturity dates through 2029, which have interest rates ranging from 2.86% to 6.82%. The total credit limit under the facility is AUD $3.0 million (USD $2.0 million as of December 31, 2023). As of December 31, 2023, AUD $1.5 million (USD $1.0 million) was outstanding under S&W Australia’s master asset finance facility.

The Seasonal Credit Facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia. As of December 31, 2023, approximately AUD $0.3 million (USD $0.2 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base, including the overdraft, of AUD $42.0 million (USD $28.6 million as of December 31, 2023). With additional collateral, the available borrowing base as of December 31, 2023 could have increased by an additional AUD $0.6 million (USD $0.4 million).

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $33.4 million as of December 31, 2023) of credit. The NAB Finance Agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.2 million as of December 31, 2023).

The November 2023 amendments to the NAB Finance Agreement contain various covenants, including the requirement that the Company maintain a net related entity position of not more than USD $18.5 million as of December 31, 2023. As of December 31, 2023, the Company was in compliance with all current NAB Finance Agreement covenants.

AgAmerica Note

As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million, or the AgAmerica Term Loan, to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the six months ended December 31, 2023. Per the agreement, interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of December 31, 2023 was 10.23%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement or the AgAmerica Note.

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

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2024	$4,045,117
2025	77,987
2026	4,377,987
2027	77,987
2028	39,418
Total	$8,618,496

NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS AND OPTIONS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $5,496,155 on December 31, 2023, with maturities ranging from January 2024 to April 2024.

The Company records an asset or liability on the condensed consolidated balance sheets for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $203,440 and $849,033 on December 31, 2023 and June 30, 2023, respectively. The Company recorded gains of $712,797 and $484,518 on foreign currency forward contracts for the three months ended December 31, 2023 and 2022, respectively, and a gain of $654,529 and loss of $19,466 for the six months ended December 31, 2023 and 2022, respectively. Gains and losses on foreign exchange contracts are reflected within Cost of revenue on the condensed consolidated statement of operations.

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

For the six months ended December 31, 2023 and 2022, the Company did not sell any shares of its common stock pursuant to the ATM Agreement. The shares of common stock issuable under the ATM Agreement were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File 333-248974), which ceased to be effective on November 2, 2023. The Company has elected to not renew the ATM agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 8). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 2,633,400 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $1.60 - $2.15 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the condensed consolidated balance sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the three and six months ended December 31, 2023, an aggregate value of $212,873 and $425,746, respectively, was amortized as interest expense. For further details on the MFP Warrants, refer to Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, was Portfolio Manager of MFP Investors LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. Mr. Matina will continue to serve on the Company's board of directors.

NOTE 11 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	December 31, 2023	December 31, 2022
Risk free rate	4.45% - 4.78%	2.87% - 4.41%
Dividend yield	—	—
Volatility	70.3% - 70.6%	64.7% - 66.1%
Forfeiture rate	10.6%	8.7%

During the six months ended December 31, 2023, the Company granted options to purchase 323,649 shares of its common stock to certain of its directors, members of the executive management team, other employees, and non-employee service providers at exercise prices ranging from $0.66 - $0.77 per share. These options vest in either quarterly or annual periods over one to three years and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2023 and the year ended June 30, 2023 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	4,637,100	$2.64	6.6	$—
Granted	1,389,675	1.25
Exercised	(2,100)	0.95
Canceled/forfeited/expired	(947,707)	2.84
Outstanding at June 30, 2023	5,076,968	$2.23	7.1	$292,079
Granted	323,649	0.76
Canceled/forfeited/expired	(281,601)	2.52
Outstanding at December 31, 2023	5,119,016	$2.12	7.2	$1,977
Options vested and exercisable at December 31, 2023	3,849,028	$2.37	6.6	$—
Options vested and expected to vest at December 31, 2023	5,107,873	$2.12	7.2	$1,963

The weighted average grant date per share fair value of options granted during the three and six months ended December 31, 2023 was $0.43. On December 31, 2023, the Company had $561,804 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.52 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the six months ended December 31, 2023 and 2022, the Company issued 907,073 and 431,707 restricted stock units, respectively, to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the six months ended December 31, 2023 and 2022 totaled $528,858 and $443,375, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2022	267,919	$2.66	1.2
Granted	534,628	1.14	1.5
Vested	(353,649)	2.22	—
Forfeited	(8,750)	2.50	—
Nonvested restricted units outstanding at June 30, 2023	440,148	$1.17	1.4
Granted	907,073	0.58	1.2
Vested	(346,122)	1.20	—
Nonvested restricted units outstanding at December 31, 2023	1,001,099	$0.63	1.3

On December 31, 2023, the Company had $588,711 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.33 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2023 and 2022 totaled $283,327 and $305,894, respectively. Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the six months ended December 31, 2023 and 2022 totaled $695,147 and $762,006, respectively.

On December 31, 2023, there were 730,490 shares available under the 2019 Plan for future grants and awards.

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Convertible Preferred Stock and accompanying warrant are presented in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. No issuances or conversions of Series B Convertible Preferred Stock occurred during the six months ended December 31, 2023. Activity in the period consisted of accrual of dividends and accretion of the discount on the Warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2022	$4,804,819
Dividends accrued	365,979
Accretion of discount for warrants	103,350
Balance at June 30, 2023	$5,274,148
Dividends accrued	192,800
Accretion of discount for warrants	51,676
Balance at December 31, 2023	$5,518,624

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2023 and 2022, respectively.

	Six Months Ended December 31,
	2023	2022
Non-cash investing activities:
ROU assets financed by lease liabilities	$1,233,300	$381,576
Contribution of intangible assets to Trigall in exchange for equity investment and promissory note	—	1,750,000
Non-cash financing activities:
Warrants issued for financial commitment asset	—	802,901
Dividends accrued for participating securities	192,800	176,447
Accretion of discount for Series B preferred stock warrants	51,676	51,676

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. We have shipped $1.4 million of our product to Sudan in the first half of fiscal 2024 and do not expect any additional sales to occur in fiscal 2024, although we will continue to monitor and assess conditions. In Saudi Arabia, the government has extended an additional five years, subsidies for farmers to grow wheat in response to ongoing disruptions to grain supply from Ukraine. We believe the subsidy program will result in farmers shifting to production of grains for human consumption instead of fodder for hay production, which would have a negative impact on our ability to sell products into Saudi Arabia. While the subsidies are expected to impact the total volume of alfalfa seed exported to Saudi Arabia, we believe some farmers or regions will not be adequately equipped to shift to wheat production and importantly, we believe the animal herd size in Saudi Arabia has not changed. Given these factors, we expect the alfalfa market in Saudi Arabia may see a decline in sales, but that some level of sales will continue. To help mitigate any reduction in seed sales to Saudi Arabia, we are actively exploring sales into adjacent markets in the region.

Additionally, in October 2023, Hamas initiated an attack against Israel, resulting in a state of war. The conflict, and the potential escalation or expansion of the conflict, could result in sanctions, cause disruptions to global economic conditions and affect the stability of the Middle East region and our business in that region. For example, we have experienced disruptions and significant delays in shipping through this region due to threats of piracy in the Red Sea area, in which Jeddah, Saudi Arabia (a main port of entry for Saudi Arabia) is located, and which is the primary access point for shipments through the Suez canal.

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

During the fiscal year ended June 30, 2023 and the six months ended December 31, 2023, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2024, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics Ltd., or Pasture Genetics, in 2020, Chromatin Inc. in 2018 and from SV Genetics Pty Ltd in 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment and 3 to 5 years for vehicles.

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

Results of Operations

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

The following table presents our results of operations for the periods indicated:

	Three Months December 31,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$10,864,809	100.0%	$12,937,802	100.0%	$(2,072,993)	(16.0)%
Cost of revenue	7,575,685	69.7%	10,188,511	78.7%	(2,612,826)	(25.6)%
Gross profit	3,289,124	30.3%	2,749,291	21.3%	539,833	19.6%
Operating expenses
Selling, general and administrative expenses	5,892,922	54.2%	6,242,212	48.2%	(349,290)	(5.6)%
Research and development expenses	994,648	9.2%	1,503,473	11.6%	(508,825)	(33.8)%
Depreciation and amortization	1,076,019	9.9%	1,253,904	9.7%	(177,885)	(14.2)%
Gain on disposal of property, plant and equipment	(68,734)	(0.6)%	(751)	(0.0)%	(67,983)	9052.3%
Total operating expenses	7,894,855	72.7%	8,998,838	69.6%	(1,103,983)	(12.3)%
Loss from operations	(4,605,731)	(42.4)%	(6,249,547)	(48.3)%	1,643,816	(26.3)%
Other (income) expense
Foreign currency loss	244,298	2.2%	176,624	1.4%	67,674	38.3%
Gain on sale of equity investment	—	—	(32,030)	(0.2)%	32,030	(100.0)%
Gain on disposal of intangible assets	—	—	(1,796,252)	(13.9)%	1,796,252	(100.0)%
Interest expense - amortization of debt discount	446,017	4.1%	578,112	4.5%	(132,095)	(22.8)%
Interest expense, net	1,337,992	12.3%	1,092,327	8.4%	245,665	22.5%
Other (income) expenses	(59,336)	(0.5)%	546	0.0%	(59,882)	(10967.4)%
Loss before income taxes	(6,574,702)	(60.5)%	(6,268,874)	(48.5)%	(305,828)	4.9%
Benefit from income taxes	(756,985)	(7.0)%	(282,296)	(2.2)%	(474,689)	168.2%
Loss before equity in net earnings of affiliates	(5,817,717)	(53.5)%	(5,986,578)	(46.3)%	168,861	(2.8)%
Equity in loss of equity method investees, net of tax	676,329	6.2%	4,015	0.0%	672,314	16745.1%
Net loss	$(6,494,046)	(59.8)%	$(5,990,593)	(46.3)%	$(503,453)	8.4%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended December 31, 2023 and the three months ended December 31, 2022. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Revenue

The $2.1 million quarter-over-quarter decrease in revenue is due to a $3.5 million decrease in Middle East and North Africa, or MENA, region sales caused by management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market and government incentives to produce wheat in Saudi Arabia reduced demand, a $1.1 million decrease in Australia pasture products and non-dormant alfalfa due to dry planting conditions, and a $0.3 million decrease in Asia sales due to COVID causing inventory carryover into fiscal 2024 leading to lost sales. This decrease was offset by a $2.8 million increase in Double Team sorghum revenue.

Cost of Revenue and Gross Margin

Cost of revenue decreased quarter-over-quarter and the gross margin percentage improved from 21.3% to 30.3% compared to the prior year period. The margin improvement was driven by a 17.0% increase related to Double Team margins due to increased sales of our high margin Double Team traited sorghum and a 1.0% increase in the Australian domestic market due to favorable product mix. This was offset by a 5.0% decrease in margins related to market prices in the MENA region and a 4.0% decrease in North America margins outside of Double Team traited sorghum driven by lower margin grain sorghum sales to Mexico.

Selling, General and Administrative Expenses

The $0.3 million decrease in selling, general and administrative expenses is attributable to a $0.4 million decrease in compensation and benefits and other employee related expenses, a $0.2 million decrease in legal fees, and a $0.1 million decrease related to expenses attributable to services provided to Vision Bioenergy. These cost savings were partially offset by a $0.3 million increase in our bad debt allowance related to our international business and a $0.1 million increase in advertising and marketing expense.

Research and Development Expenses

The quarter-over-quarter decrease in research and development expenses of $0.5 million is attributable to a $0.3 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed R&D program focus and a $0.2 million decrease in Australia field trial and outside service related expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.2 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

Gain on Disposal of Property, Plant, and Equipment

There was a $0.1 million increase in gain recognized on the disposal of property, plant, and equipment related to the disposal of fixed assets held in the United States and Australia.

Foreign Currency Loss

The increase in foreign currency loss was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets occurred in the second quarter of fiscal 2023, as a result of the contribution of our Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia.

Interest Expense - Amortization of Debt Discount

The decreased debt amortization expense is due to the amortization of the financial commitment asset established in conjunction with the granted MFP Warrants in fiscal 2023 and decreased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the three months ended December 31, 2023 and 2022 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $0.2 million increase was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Benefit from Income Tax

The income tax benefit totaled ($0.8) million for the three months ended December 31, 2023, compared to a ($0.3) million income tax benefit for the three months ended December 31, 2022. Our effective tax rate was 10.6% during the three months ended December 31, 2023 compared to 4.5% for the three months ended December 31, 2022. Our effective tax rate for the three months ended December 31, 2023 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.7 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia.

Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

The following table presents our results of operations for the periods indicated:

	Six Months Ended December 31,
	2023		2022		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$27,297,275	100.0%	$32,803,667	100.0%	$(5,506,392)	(16.8)%
Cost of revenue	18,996,837	69.6%	25,549,865	77.9%	(6,553,028)	(25.6)%
Gross profit	8,300,438	30.4%	7,253,802	22.1%	1,046,636	14.4%
Operating expenses
Selling, general and administrative expenses	11,679,502	42.8%	11,298,469	34.4%	381,033	3.4%
Research and development expenses	2,081,160	7.6%	3,018,853	9.2%	(937,693)	(31.1)%
Depreciation and amortization	2,145,042	7.9%	2,590,338	7.9%	(445,296)	(17.2)%
Gain on disposal of property, plant and equipment	(101,690)	(0.4)%	(4,411)	(0.0)%	(97,279)	2205.4%
Total operating expenses	15,804,014	57.9%	16,903,249	51.5%	(1,099,235)	(6.5)%
Loss from operations	(7,503,576)	(27.5)%	(9,649,447)	(29.4)%	2,145,871	(22.2)%
Other (income) expense
Foreign currency loss	616,486	2.3%	367,539	1.1%	248,947	67.7%
Gain on sale of equity investment	—	—	(32,030)	(0.1)%	32,030	(100.0)%
Gain on disposal of intangible assets	—	—	(1,796,252)	(5.5)%	1,796,252	(100.0)%
Interest expense - amortization of debt discount	901,591	3.3%	861,755	2.6%	39,836	4.6%
Interest expense, net	2,743,759	10.1%	1,879,006	5.7%	864,753	46.0%
Other (income) expenses	(96,896)	(0.4)%	(43,724)	(0.1)%	(53,172)	121.6%
Loss before income taxes	(11,668,516)	(42.7)%	(10,885,741)	(33.2)%	(782,775)	7.2%
Benefit from income taxes	(755,778)	(2.8)%	(383,960)	(1.2)%	(371,818)	96.8%
Loss before equity in net earnings of affiliates	(10,912,738)	(40.0)%	(10,501,781)	(32.0)%	(410,957)	3.9%
Equity in loss of equity method investees, net of tax	1,538,225	5.6%	4,015	0.0%	1,534,210	38212.0%
Net loss	$(12,450,963)	(45.6)%	$(10,505,796)	(32.0)%	$(1,945,167)	18.5%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the six months ended December 31, 2023 and the six months ended December 31, 2022. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Revenue

The $5.5 million year-over-year decrease in revenue is due to a $6.4 million decrease in Middle East and North Africa region sales caused by management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market and government incentives to produce wheat in Saudi Arabia reduced demand, a $2.4 million decrease in Mexico non-dormant alfalfa sales due to wet conditions causing missed plantings, a $1.7 million decrease in Australia sales from sorghum, pasture products, forage cereals and non-dormant sales due to dry planting conditions, and a $1.0 million decrease in Asia sales due to COVID causing inventory carryover into fiscal 2024 leading to lost sales. This decrease was offset by a $3.3 million increase in Double Team sorghum revenue, a $1.2 million increase in South Africa sorghum sales from the addition of a new customer, a $0.8 million increase in grain sorghum sales into Mexico due to increased focus of selling sorghum in the market, and a $0.7 million increase in non-dormant alfalfa sales due to softened demand.

Cost of Revenue and Gross Margin

Cost of revenue decreased year-over-year and the gross margin percentage improved from 22.1% to 30.4% compared to the prior year period. The margin improvement was driven by a 6.6% increase related to Double Team margins due to increased sales of our high margin Double Team traited sorghum, a 1.7% increase due to higher margin sorghum sales in South Africa, and a 0.7% increase in the Australian domestic market due to favorable product mix. This was offset by a 0.7% decrease in North America margins driven by higher inventory write-offs of non-dormant alfalfa year-over-year and product mix.

Selling, General and Administrative Expenses

The $0.4 million increase in selling, general and administrative expenses is attributable to a $0.6 million increase in our bad debt allowance with $0.2 million attributable to an allowance reversal in the prior year, a $0.4 million increase in payroll and other employee compensation related expenses, a $0.2 million increase in accounting fees attributable to the fiscal 2023 audit and a $0.2 million increase in advertising and marketing. The cost increases were partially offset by a $0.4 million decrease in incentive compensation, a $0.3 million decrease in expenses attributable to services provided to Vision Bioenergy and $0.4 million in other cost savings seen across the business during the quarter.

Research and Development Expenses

The year-over-year decrease in research and development expenses of $0.9 million is attributable to a $0.5 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed R&D program focus and a $0.4 million decrease in other R&D expenses including outside services, yield trials, and field expenses as a result of management's cost reduction efforts and narrowed R&D program focus.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.4 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

Gain on Disposal of Property, Plant, and Equipment

There was a $0.1 million increase in gain recognized on the disposal of property, plant, and equipment related to the disposal of fixed assets held in the United States and Australia.

Foreign Currency Loss

The increase in foreign currency loss was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets occurred in the second quarter of fiscal 2023, as a result of the contribution of our Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia.

Interest Expense, Net

Interest expense for the six months ended December 31, 2023 and 2022 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $0.9 million increase was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Benefit from Income Tax

The income tax benefit totaled ($0.8) million for the six months ended December 31, 2023, compared to a ($0.4) million income tax benefit for the six months ended December 31, 2022. Our effective tax rate was 6.4% during the six months ended December 31, 2023 compared to 3.5% for the six months ended December 31, 2022. Our effective tax rate for the six months ended December 31, 2023 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $1.5 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia.

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

We believe that cash flow from operations, cash payments from Trigall and Shell in fiscal 2024 pursuant to their partnership agreements, where we received $1.0 million from Trigall in January 2024 and $6.0 million from Shell in February 2024, and availability under our existing debt facilities will be sufficient to meet our cash requirements over the next 12 months. We expect to meet our longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, our debt facilities and issuances of equity securities or debt offerings, among other sources of capital. Our ability to fund longer-term operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to maintain compliance with, and secure additional funds from, our existing debt facilities, and our ability to access the capital markets, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Below is a summary of material changes to our sources of capital during the six months ended December 31, 2023:.

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended to date, or the CIBC Loan Agreement, provides for a $25.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the six months ended December 31, 2023:

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

NAB Finance Agreement

On November 17, 2023, S&W Seed Company Australia Pty Ltd, or S&W Australia, a wholly owned subsidiary of S&W Seed Company, entered into an amended and restated finance agreement with National Australia Bank Limited, or NAB, pursuant to which, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $27.2 million as of December 31, 2023) to AUD $36.0 million (USD $24.5 million as of December 31, 2023), and the maturity date was extended from September 30, 2024 to March 31, 2025;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.4 million as of December 31, 2023) to AUD $6.0 million (USD $4.1 million as of December 31, 2023), and the maturity date was extended to March 31, 2024; and
•
the customer margin component of the interest rate for drawings denominated in a foreign currency was changed from 1.65% to 3.00% per annum.

MFP Loan Agreement

No amendments have occurred to the MFP Loan Agreement for the six months ended December 31, 2023.

Summary

The CIBC Loan Agreement and our debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement and NAB Finance Agreement as of June 30,

2023 and were required to obtain waivers and/or amendments from CIBC and NAB for such non-compliance. For the three months ended December 31, 2023, we were in compliance with all covenants related to the CIBC Loan Agreement and the NAB Finance Agreement.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities	$1,436,824	$(8,340,411)
Cash flows from investing activities	(1,004,640)	2,189,421
Cash flows from financing activities	(2,749,712)	5,446,944
Effect of exchange rate changes on cash	33,105	(24,290)
Net decrease in cash and cash equivalents	(2,284,423)	(728,336)
Cash and cash equivalents, beginning of period	3,398,793	2,056,508
Cash and cash equivalents, end of period	$1,114,370	$1,328,172

Operating Activities

For the six months ended December 31, 2023, operating activities provided $1.4 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $6.2 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $7.6 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $5.0 million increase in deferred revenue from prepayments for our fiscal 2024 United States domestic business, a $4.3 million decrease in accounts receivable, a $1.4 million increase in accounts payable, and a $0.4 million decrease in prepaid expenses and other current assets, offset by a $2.2 million decrease in accrued expenses and other current liabilities and a $1.3 million increase in inventories.

For the six months ended December 31, 2022, operating activities used $8.3 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $8.0 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows used $0.3 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a $5.6 million increase in deferred revenue from prepayments for our fiscal 2023 United States domestic business and decreased inventories of $0.6 million, offset by a $4.0 million increase in accounts receivable, a $1.3 million decrease in accrued expenses and other current liabilities, a $0.6 million increase in other non-current assets, a $0.4 million decrease in accounts payable, and a $0.2 million decrease in other non-current liabilities.

Investing Activities

Investing activities during the six months ended December 31, 2023 used $1.0 million in cash, which resulted from $1.1 million in additions to property, plant and equipment for our United States and Australian facilities and $0.1 million in capital contributions to the Trigall partnership offset by $0.2 million in proceeds from the disposal of property, plant and equipment from our United States and Australia facilities.

Investing activities during the six months ended December 31, 2022 provided $2.2 million in cash, which resulted from $2.0 million in proceeds from the partnership transaction between Trigall Genetics and S&W Australia, $0.4 million in proceeds from the sale of our remaining shares of Bioceres stock, offset by $0.1 million in additions to property, plant and equipment for our United States and Australia facilities and $0.1 million in capital contributions to the Trigall partnership.

Financing Activities

Financing activities during the six months ended December 31, 2023 used $2.7 million in cash, consisting of $2.8 million in net borrowings and repayments on the working capital lines of credit, $0.2 million in net proceeds from sale of common stock, $0.2 million in debt issuance costs, and $0.1 million in repayments of long term debt, offset by $0.6 million from borrowings of long-term debt.

Financing activities during the six months ended December 31, 2022 provided $5.4 million in cash, consisting of $6.6 million in net borrowings on the working capital lines of credit and $0.3 million of borrowings of long-term debt, partially offset by repayments of long-term debt of $1.1 million and debt issuance costs of $0.4 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the six months ended December 31, 2023 and we expect this to continue throughout the remainder of fiscal year 2024. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Third Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7(9)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1	Amendment and Restatement Deed, dated November 17, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.

10.2+	S&W Seed Company Amended and Restated Non-Employee Director Compensation Policy

10.3+	Employment Agreement by and between the Registrant and Vanessa Baughman, dated February 9, 2024.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

S&W SEED COMPANY

Date: February 14, 2024	By:	/s/Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)