Form 10-Q
period 2024-03-31
S&W Seed Co
filed 2024-05-14
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of common stock of the registrant as of May 8, 2024 was 43,343,896.

S&W SEED COMPANY

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events and the COVID-19 pandemic on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions during fiscal 2024; our implementation of our strategic review (which includes our plans to reduce annual operating expenses) our partnership with Shell and its role in enabling us to reduce our operating expenses and sharpen our focus on key growth priorities; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•
whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•
whether we are able to maintain compliance with our current loan agreements, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
the COVID-19 pandemic and other geopolitical and macroeconomic events, such as global inflation, bank failures, supply chain disruptions, uncertain market conditions, the ongoing military conflict between Russia and Ukraine and related sanctions, the armed conflict in Sudan, the conflict in the Middle East, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
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
•
whether our partnership with Shell provides its anticipated benefits; and
•
other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities Exchange Commission.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of March 31, 2024	As of June 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$171,009	$3,398,793
Accounts receivable, net	22,459,754	24,622,727
Notes receivable, net	—	6,846,897
Inventories, net	43,484,334	45,098,268
Prepaid expenses and other current assets	2,561,455	4,099,027
TOTAL CURRENT ASSETS	68,676,552	84,065,712
Property, plant and equipment, net	9,912,619	10,082,168
Intellectual property, net	20,611,847	21,650,534
Other intangibles, net	7,426,679	8,082,325
Right of use assets - operating leases	2,460,730	2,983,303
Equity method investments	21,072,140	23,059,705
Other assets	3,049,792	2,066,081
TOTAL ASSETS	$133,210,359	$151,989,828

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,241,747	$13,312,180
Deferred revenue	2,493,506	464,707
Accrued expenses and other current liabilities	7,395,982	8,804,456
Current portion of working capital lines of credit, net	42,031,443	44,900,779
Current portion of long-term debt, net	4,523,229	3,808,761
TOTAL CURRENT LIABILITIES	69,685,907	71,290,883
Long-term debt, net, less current portion	4,863,782	4,499,334
Other non-current liabilities	1,811,121	2,102,030
TOTAL LIABILITIES	76,360,810	77,892,247
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at March 31, 2024 and June 30, 2023	5,641,983	5,274,148
TOTAL MEZZANINE EQUITY	5,641,983	5,274,148
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 43,339,975 issued and 43,314,975 outstanding at March 31, 2024; 43,004,011 issued and 42,979,011 outstanding at June 30, 2023	43,340	43,004
Treasury stock, at cost, 25,000 shares at March 31, 2024 and June 30, 2023	(134,196)	(134,196)
Additional paid-in capital	168,540,941	167,768,104
Accumulated deficit	(109,889,570)	(91,932,808)
Accumulated other comprehensive loss	(7,410,638)	(6,987,791)
Non-controlling interests	57,689	67,120
TOTAL STOCKHOLDERS' EQUITY	51,207,566	68,823,433
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$133,210,359	$151,989,828

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$18,324,635	$17,662,307	$45,621,910	$50,465,974
Cost of revenue (excluding depreciation and amortization)	13,295,335	13,231,836	32,292,173	38,781,701
Gross profit	5,029,300	4,430,471	13,329,737	11,684,273
Operating expenses
Selling, general and administrative expenses	5,636,288	5,990,651	17,315,790	17,289,120
Research and development expenses	936,368	1,208,038	3,017,527	4,226,891
Depreciation and amortization	1,076,231	1,107,206	3,221,272	3,697,544
Loss (gain) on disposal of property, plant and equipment	11,065	37,325	(90,625)	32,914
Total operating expenses	7,659,952	8,343,220	23,463,964	25,246,469
Loss from operations	(2,630,652)	(3,912,749)	(10,134,227)	(13,562,196)
Other (income) expense
Foreign currency loss	547,081	331,889	1,163,567	699,428
Government grant income	—	(1,444,044)	—	(1,444,044)
Gain on sale of business interest	—	(38,323,506)	—	(38,323,506)
Gain on sale of equity investment	—	—	—	(32,030)
Gain on disposal of intangible assets	—	—	—	(1,796,252)
Interest expense - amortization of debt discount	466,030	697,840	1,367,620	1,559,595
Interest expense, net	1,396,564	1,163,533	4,140,323	3,042,539
Other (income) expenses	(50,476)	1,641,406	(147,370)	1,597,683
(Loss) income before income taxes	(4,989,851)	32,020,133	(16,658,367)	21,134,391
Benefit from income taxes	(98,816)	(500,118)	(854,594)	(884,078)
(Loss) income before equity in net earnings of affiliates	(4,891,035)	32,520,251	(15,803,773)	22,018,469
Equity in loss of equity method investees, net of tax	586,451	406,678	2,124,676	410,692
Net (loss) income	$(5,477,486)	$32,113,573	$(17,928,449)	$21,607,777
(Loss) income attributable to non-controlling interests	23,051	(5,792)	(9,431)	(16,642)
Net (loss) income attributable to S&W Seed Company	$(5,500,537)	$32,119,365	$(17,919,018)	$21,624,419

Calculation of net (loss) income per share:
Net (loss) income attributable to S&W Seed Company	$(5,500,537)	$32,119,365	$(17,919,018)	$21,624,419
Dividends accrued for participating securities and accretion	(123,359)	(121,137)	(367,835)	(349,260)
Net (loss) income attributable to common shareholders	$(5,623,896)	$31,998,228	$(18,286,853)	$21,275,159

Net (loss) income attributable to S&W Seed Company per common share:
Basic	$(0.13)	$0.75	$(0.42)	$0.50
Diluted	$(0.13)	$0.74	$(0.42)	$0.50
Weighted average number of common shares outstanding:
Basic	43,314,975	42,790,693	43,137,903	42,681,201
Diluted	43,314,975	43,166,148	43,137,903	42,873,830

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net (loss) income	$(5,477,486)	$32,113,573	$(17,928,449)	$21,607,777
Foreign currency translation adjustment, net of income taxes	(578,482)	(172,782)	(422,847)	(347,557)
Comprehensive (loss) income	(6,055,968)	31,940,791	(18,351,296)	21,260,220
Comprehensive (loss) income attributable to non-controlling interests	23,051	(5,792)	(9,431)	(16,642)
Comprehensive (loss) income attributable to S&W Seed Company	$(6,079,019)	$31,946,583	$(18,341,865)	$21,276,862

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2022	1,695	$5,032,942	42,788,423	$42,788	(25,000)	$(134,196)	$165,444,354	$(116,596,626)	$30,988	$(6,735,375)	$42,051,933
Stock-based compensation	—	—	—	—	—	—	619,892	—	—	—	619,892
Issuance of common stock for cash upon exercise of stock options	—	—	1,050	1			996				997
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,092,000	—	—	—	1,092,000
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	95,299	—	—	—	—	—	(95,299)	—	—	(95,299)
Net issuance to settle RSUs	—	—	22,142	23	—	—	(12,737)	—	—	—	(12,714)
Proceeds from sale of common stock, net of expenses	—	—	102,455	102	—	—	152,648	—	—	—	152,750
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(172,782)	(172,782)
Net income (loss)	—	—	—	—	—	—	—	32,119,365	(5,792)	—	32,113,573
Balance, March 31, 2023	1,695	$5,154,079	42,914,070	$42,914	(25,000)	$(134,196)	$167,297,153	$(84,598,398)	$25,196	$(6,908,157)	$75,724,512

Balance, December 31, 2023	1,695	$5,518,624	43,317,044	$43,317	(25,000)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138
Stock-based compensation	—	—	—	—	—	—	284,083	—	—	—	284,083
Series B detachable warrant	—	25,837	—		—	—	—	(25,837)	—	—	(25,837)
Accrued dividends on Series B convertible preferred stock	—	97,522	—	—	—	—	—	(97,522)	—	—	(97,522)
Net issuance to settle RSUs	—	—	22,931	23	—	—	(2,644)	—	—	—	(2,621)
Liquidation of subsidiary	—	—	—	—	—	—	(10,798)	330,091	—	—	319,293
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(578,482)	(578,482)
Net (loss) income	—	—	—	—	—	—	—	(5,500,537)	23,051	—	(5,477,486)
Balance, March 31, 2024	1,695	$5,641,983	43,339,975	$43,340	(25,000)	$(134,196)	$168,540,941	$(109,889,570)	$57,689	$(7,410,638)	$51,207,566

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2022	1,695	$4,804,819	42,608,758	$42,609	(25,000)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	1,381,898	—	—	—	1,381,898
Issuance of common stock for cash upon exercise of stock options	—	—	1,050	1	—	—	996	—	—	—	997
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,894,901	—	—	—	1,894,901
Series B detachable warrant	—	77,514	—	—	—	—	—	(77,514)	—	—	(77,514)
Accrued dividends on Series B convertible preferred stock	—	271,746	—	—	—	—	—	(271,746)	—	—	(271,746)
Net issuance to settle RSUs	—	—	201,807	202	—	—	(25,865)	—	—	—	(25,663)
Proceeds from sale of common stock, net of expenses	—	—	102,455	102	—	—	152,648	—	—	—	152,750
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(347,557)	(347,557)
Net income (loss)	—	—	—	—	—	—	—	21,624,419	(16,642)	—	21,607,777
Balance, March 31, 2023	1,695	$5,154,079	42,914,070	$42,914	(25,000)	$(134,196)	$167,297,153	$(84,598,398)	$25,196	$(6,908,157)	$75,724,512

Balance, June 30, 2023	1,695	$5,274,148	43,004,011	$43,004	(25,000)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	979,230	—	—	—	979,230
Series B detachable warrant	—	77,513	—	—	—	—	—	(77,513)	—	—	(77,513)
Accrued dividends on Series B convertible preferred stock	—	290,322	—	—	—	—	—	(290,322)	—	—	(290,322)
Net issuance to settle RSUs	—	—	335,964	336	—	—	(29,783)	—	—	—	(29,447)
Proceeds from sale of common stock, net of expenses	—	—	—	—	—	—	(165,812)	—	—	—	(165,812)
Liquidation of subsidiary	—	—	—	—	—	—	(10,798)	330,091	—	—	319,293
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422,847)	(422,847)
Net loss	—	—	—	—	—	—	—	(17,919,018)	(9,431)	—	(17,928,449)
Balance, March 31, 2024	1,695	$5,641,983	43,339,975	$43,340	(25,000)	$(134,196)	$168,540,941	$(109,889,570)	$57,689	$(7,410,638)	$51,207,566

See notes to condensed consolidated financial statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,928,449)	$21,607,777
Adjustments to reconcile net income (loss) from operating activities to net cash used in operating activities:
Stock-based compensation	979,230	1,382,895
Bad debt expense	566,037	(76,575)
Inventory write-down	1,484,310	1,125,715
Depreciation and amortization	3,221,272	3,697,544
Gain on disposal of property, plant and equipment	(90,625)	32,914
Gain on disposal of intangible assets	—	(1,796,252)
Gain on sale of business interest	—	(38,323,506)
Gain on sale of equity investment	—	(32,030)
Equity in loss of equity method investees, net of tax	2,124,676	410,692
Government grant income	—	(1,444,044)
Change in deferred tax provision	(820,443)	(915,449)
Change in foreign exchange contracts	(776,255)	(167,688)
Foreign currency transactions	779,069	(1,320,052)
Amortization of debt discount	1,367,620	1,559,595
Accretion of note receivable	(153,110)	—
Changes in:
Accounts receivable	1,388,556	(347,874)
Unbilled accounts receivable	60,500	(149,735)
Inventories	(135,119)	(2,961,203)
Prepaid expenses and other current assets	491,054	1,470,258
Other non-current assets	78,475	(790,520)
Accounts payable	98,185	1,868,140
Deferred revenue	2,028,799	806,691
Accrued expenses and other current liabilities	(329,424)	(1,438,490)
Other non-current liabilities	(16,180)	(27,198)
Net cash used in operating activities	(5,581,822)	(15,828,395)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business interest	6,000,000	7,000,000
Additions to property, plant and equipment	(1,216,987)	(925,747)
Proceeds from disposal of property, plant and equipment	161,573	6,292
Capital contributions to partnerships	(147,239)	(119,897)
Proceeds from partnership transaction	1,000,000	2,000,000
Net proceeds from sale of equity investment	—	400,000
Net cash provided by investing activities	5,797,347	8,360,648
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	(165,812)	152,750
Taxes paid related to net share settlements of stock-based compensation awards	(29,447)	(25,663)
Borrowings and repayments on lines of credit, net	(3,338,119)	7,825,838
Borrowings of long-term debt	1,080,672	298,694
Repayments of long-term debt	(527,908)	(1,361,496)
Debt issuance costs	(462,391)	(324,629)
Net cash (used in) provided by financing activities	(3,443,005)	6,565,494
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(304)	415,208
NET DECREASE IN CASH & CASH EQUIVALENTS	(3,227,784)	(487,045)
CASH AND CASH EQUIVALENTS, beginning of the period	3,398,793	2,056,508
CASH AND CASH EQUIVALENTS, end of period	$171,009	$1,569,463
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,136,236	$3,313,565
Income taxes	22,225	130

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2024. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC for this quarterly presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC.

Certain prior period information has been reclassified to conform to the current period presentation. This resulted in no impact on previously reported total assets, liabilities, stockholders' equity, or net (loss) income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for credit losses, inventory valuation, the carrying value of the Company's equity investments, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

The Company believes the estimates and assumptions underlying the accompanying condensed consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the conflict in the Middle East, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these condensed consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows for the last several years. For the nine months ended March 31, 2024, the Company reported a net loss of $17.9 million and negative cash flows from operations of $5.6 million for the nine months ended March 31, 2024. The Company has an accumulated deficit of $109.9 million as of March 31, 2024. As of March 31, 2024, the Company had cash on hand of $0.2 million. The Company had $3.6 million of unused availability from its working capital facilities as of March 31, 2024 (see Note 8 for further discussion). In relation to the partnerships formed in fiscal 2023, the Company received $1.0 million from Trigall Genetics S.A., or Trigall, in January 2024 and received $6.0 million from Equilon Enterprises LLC (dba Shell Oil Products, or Shell) in February 2024 as consideration from the initial agreements. The Company is obligated to make an additional $0.2 million in capital contributions to Trigall Australia Pty Ltd, or Trigall Australia, through June 2025.

The Company’s Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and its debt facilities with National Australia Bank, or NAB, under the NAB Finance Agreement, contain various operating and financial covenants (refer to Note 8). Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. The Amended CIBC Loan Agreement as presently in effect requires the Company to meet minimum adjusted EBITDA levels on a quarterly basis and the NAB Finance Agreement includes an undertaking that requires the Company to maintain a net related entity position of not more than USD $18.5 million and a minimum interest cover ratio at each fiscal year-end. As of March 31, 2024, the Company was in compliance with the NAB net related entity position covenant, but was not in compliance with the CIBC minimum adjusted EBITDA covenant. Although the Company was not in compliance with the CIBC covenant as of March 31, 2024, it received a waiver from CIBC. While the Company was in compliance or received waivers for these covenants, there can be no assurance the Company will be successful in meeting its covenants or securing future waivers and/or amendments from its lenders. Currently, the Company does not expect to meet certain of these covenants in fiscal 2024. If the Company is unsuccessful in meeting its covenants or securing future waivers and/or amendments from its lenders and cannot obtain other financing, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Further, if the Company cannot renew or obtain other financing when its two major debt facilities with CIBC and NAB expire on August 31, 2024 and March 31, 2025, respectively, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue (Excluding Depreciation and Amortization)

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue, excluding depreciation and amortization. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $0.2 million and $0.2 million on March 31, 2024 and June 30, 2023, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $0.0 million and $3.0 million on March 31, 2024 and June 30, 2023, respectively.

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

For the three and nine months ended March 31, 2024 and 2023, the Company recognized the following foreign currency transaction (gain) loss in Cost of revenue and Other (income) expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$(1,183,048)	$(531,960)	$(1,158,426)	$(740,521)
Other (income) expense	547,081	331,889	1,163,567	699,428
Total	$(635,967)	$(200,071)	$5,141	$(41,093)

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for credit losses was $0.6 million and $0.2 million on March 31, 2024 and June 30, 2023, respectively.

Inventories

Components of inventory are as follows:

	As of	As of
	March 31, 2024	June 30, 2023
Raw materials and supplies	$2,782,306	$3,309,211
Work in progress	10,246,104	6,409,554
Finished goods	30,455,924	35,379,503
Inventories, net	$43,484,334	$45,098,268

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2024 and 2023 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net (Loss) Income Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net income attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and nine months ended March 31, 2024 and 2023.

The calculation of net (loss) income per common share is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to S&W Seed Company	$(5,500,537)	$32,119,365	$(17,919,018)	$21,624,419
Dividends accrued for participating securities	(97,522)	(95,299)	(290,322)	(271,746)
Accretion of Series B Preferred Stock redemption value	(25,837)	(25,838)	(77,513)	(77,514)
Numerator for net loss per common share - basic and diluted	$(5,623,896)	$31,998,228	$(18,286,853)	$21,275,159
Denominator:
Denominator for basic EPS - weighted average shares	43,314,975	42,790,693	43,137,903	42,681,201
Less: weighted average shares - dilutive securities:
Employee stock options	—	182,574	—	60,858
Employee restricted stock options	—	192,881	—	131,771
Denominator for diluted EPS - weighted average shares	43,314,975	43,166,148	43,137,903	42,873,830
Net (loss) income per common share - basic	$(0.13)	$0.75	$(0.42)	$0.50
Net (loss) income per common share - diluted	$(0.13)	$0.74	$(0.42)	$0.50

Anti-dilutive shares, which have been excluded from the computation of diluted (loss) income per share, included 5,313,748 employee stock options, 1,695,000 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 2,633,400 shares of common stock related to the MFP Loan Agreement (as defined below), 559,350 warrants issued with the Company's Series B Convertible Preferred Stock, and 1,263,042 restricted stock units. The terms and conditions of these securities are more fully described in Note 11 and Note 12 in these condensed consolidated financial statements and in Note 12, Note 13 and Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC. For the period ended March 31, 2024, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

No customer accounted for more than 10% of the Company's revenue for the three months ended March 31, 2024 and one customer accounted for 10% of the Company's revenue for the nine months ended March 31, 2024. No single customer accounted for more than 10% of the Company's revenue for the three and nine months ended March 31, 2023.

One customer accounted for 21% of the Company's accounts receivable as of March 31, 2024 and no one customer accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023.

The Company sells a substantial portion of its products to international customers (see Note 4). Sales to international markets represented 51% and 54% of revenue during the three months ended March 31, 2024 and 2023, respectively. Sales to international markets represented 61% and 75% of revenue during the nine months ended March 31, 2024 and 2023, respectively. The net book value of fixed assets located outside the United States was 36% and 31% of total fixed assets on March 31, 2024 and June 30, 2023, respectively.

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

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 7). The note, which was due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which was our estimated discount rate for similar instruments. The receivable balance was accreted to the full receivable amount on a straight-line basis over the term due to its short-term maturity on February 6, 2024. This payment was received by the Company in February 2024. The receivable balance was $5.8 million as of June 30, 2023.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A fair value analysis was performed as of June 30, 2023, which resulted in no material adjustment to the fair value. No indicators have been identified for the nine months ended

March 31, 2024 to suggest any material change in the fair value of the purchase option. As such, there is no indication of impairment for the nine months ended March 31, 2024.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$57,604	$—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$57,604	$695,000

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$849,033	$—
Note receivable due from Shell	—	5,846,890	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,695,923	$695,000

Recent Adopted Accounting Pronouncements

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 201819, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for credit losses and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of March 31, 2024 and June 30, 2023 are as follows:

Leases	Balance Sheet Classification:	As of March 31, 2024	As of June 30, 2023
Assets:
Right of use assets - finance leases		$2,019,624	$1,759,094
Accumulated amortization - finance leases		(1,079,093)	(1,088,294)
Right of use assets - finance leases, net	Other assets	940,531	670,800
Right of use assets - operating leases	Right of use assets - operating leases	2,460,730	2,983,303
Total lease assets		$3,401,261	$3,654,103
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$447,063	$383,403
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	892,286	1,335,568
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	501,348	304,761
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	1,676,603	1,949,604
Total lease liabilities		$3,517,300	$3,973,336

The components of lease cost are as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Lease cost:	Income Statement Classification:	2024	2023	2024	2023
Operating lease cost	Cost of revenue	$131,317	$193,011	$524,971	$540,260
Operating lease cost	Selling, general and administrative expenses	57,693	45,040	139,823	155,288
Operating lease cost	Research and development expenses	85,021	92,016	327,874	316,833
Finance lease cost	Depreciation and amortization	142,968	120,263	403,864	385,901
Finance lease cost	Interest expense, net	21,892	8,714	55,479	30,033
Total lease costs		$438,891	$459,044	$1,452,011	$1,428,315

Maturities of lease liabilities as of March 31, 2024, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	309,369	134,599
2025	987,804	478,240
2026	832,953	360,756
2027	505,439	77,079
2028	183,599	—
Thereafter	56,966	—
Total lease payments	2,876,130	1,050,674
Less: Interest	(307,241)	(102,263)
Present value of lease liabilities	$2,568,889	$948,411

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2024:

Operating lease remaining lease term	3.1 years
Operating lease discount rate	5.74%
Finance lease remaining lease term	2.0 years
Finance lease discount rate	8.45%
Cash paid for operating leases	$1,104,059
Cash paid for finance leases	$542,653

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

ADAMA Collaboration Agreement

The Company has an amended collaboration agreement, or Amended Collaboration Agreement, with Makhteshim Agan of North America, Inc., or ADAMA, for the development and commercialization of the Double Team Sorghum Weed Control System, or DT, which is comprised of ADAMA’s ACCase herbicide used in concert with the Company’s ACCase tolerant ATS Sorghum product, Double Team Sorghum Cropping Solution. Although the DT product is designed to be used as a system, the Company sells only the Double Team sorghum seed portion of the system and recognizes the revenue consistent with its sales of other seed products.

Under the Amended Collaboration Agreement, the Company will only label and promote ATS Sorghum products with ADAMA herbicides, while ADAMA will not sell ACCase herbicides for use on competing ATS Sorghum products. Further, all DT related trademarks are jointly owned by the Company and ADAMA, and each company grants the other a royalty-free license to use these DT related trademarks. The costs of breeding, trait introgression, variety evaluation, performing quality assurance activities and obtaining seed registrations will be borne by the Company while the cost of development, performance evaluation, performing quality assurance activities and obtaining chemical registrations will be borne by ADAMA. The parties have agreed to share all other costs, except those associated with marketing communications.

Double Team sorghum seed sales were $3.4 million and $7.9 million for the three and nine months ended March 31, 2024, respectively. Double Team sorghum seed sales were $3.8 million and $5.0 million for the three and nine months ended March 31, 2023.

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

The Company had $0.1 million and $0.2 million in unbilled receivables as of March 31, 2024 and June 30, 2023, respectively, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized using a forward-looking approach. The Company considers current and expected future economic conditions as well as the performance of borrowers to determine the allowance for credit losses. During the three and nine months ended March 31, 2024, the Company recognized bad debt expense of $0.1 million and $0.6 million, respectively, associated with impaired accounts receivable. During the three and nine months ended March 31, 2023, the Company recognized bad debt expense (income) of $0.0 million and ($0.1) million, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three and nine months ended March 31, 2024, the Company recognized $0.1 million and $0.4 million of revenue, respectively, that was included in the deferred balance as of June 30, 2023. During the three and nine months ended March 31, 2023, the Company recognized $0.0 million and $0.6 million of revenue, respectively, that was included in the deferred balance as of June 30, 2022.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Seed sales	$18,023,587	$17,382,360	$44,872,360	$50,054,978
Services	301,048	279,947	749,550	410,996
Total revenue	$18,324,635	$17,662,307	$45,621,910	$50,465,974

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
United States	$8,950,467	49%	$8,148,365	46%	$17,644,433	39%	$12,864,506	25%
Australia	6,703,857	36%	7,319,103	41%	10,156,098	22%	12,473,961	25%
Saudi Arabia	(14,356)	0%	292,150	2%	4,164,471	9%	7,631,494	15%
Mexico	302,968	2%	369,300	2%	3,770,680	8%	4,184,823	8%
South Africa	(27,932)	0%	(751)	0%	2,213,491	5%	1,063,255	2%
Libya	—	0%	—	0%	1,755,000	4%	2,995,608	6%
Argentina	1,505,239	8%	(3,188)	0%	1,548,654	3%	803,264	2%
Sudan	—	0%	—	0%	1,421,527	3%	2,303,702	5%
Pakistan	343,223	2%	240,935	2%	1,298,223	3%	1,594,026	3%
China	405,183	2%	326,000	2%	405,183	1%	794,500	2%
Other	155,986	1%	970,393	5%	1,244,150	3%	3,756,835	7%
Total revenue	$18,324,635	100%	$17,662,307	100%	$45,621,910	100%	$50,465,974	100%

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2023					Balance at March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(11,675,203)	$21,650,534	$(1,038,687)	$—	$33,325,737	$(12,713,889)	$20,611,847
Trade name	2,235,931	(1,354,998)	880,933	(133,255)	(1,897)	2,229,343	(1,483,562)	745,781
Customer relationships	6,762,593	(1,793,918)	4,968,675	(259,266)	(69,242)	6,678,353	(2,038,186)	4,640,167
GI customer list	121,786	(85,967)	35,819	(5,373)	—	121,786	(91,340)	30,446
Supply agreement	1,512,667	(813,059)	699,608	(56,725)	—	1,512,667	(869,784)	642,883
Grower relationships	2,343,977	(1,117,802)	1,226,175	(79,055)	—	2,343,977	(1,196,857)	1,147,120
Internal use software	677,778	(406,663)	271,115	(50,833)	—	677,778	(457,496)	220,282
	$46,980,469	$(17,247,610)	$29,732,859	$(1,623,194)	$(71,139)	$46,889,641	$(18,851,114)	$28,038,526

Amortization expense totaled $0.5 million for the three months ended March 31, 2024 and 2023. Amortization expense totaled $1.6 million and $1.7 million for the nine months ended March 31, 2024 and 2023, respectively.

Estimated aggregate remaining amortization is as follows:

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$516,000	$2,106,273	$1,968,471	$1,917,587	$1,860,296	$19,669,899

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of	As of
	March 31, 2024	June 30, 2023
Land and improvements	$933,346	$939,089
Buildings and improvements	3,333,976	3,356,755
Machinery and equipment	12,773,954	12,667,858
Vehicles	770,081	605,891
Leasehold improvements	552,810	552,810
Construction in progress	692,887	177,538
Total property, plant and equipment	19,057,054	18,299,941
Less: accumulated depreciation	(9,144,435)	(8,217,773)
Property, plant and equipment, net	$9,912,619	$10,082,168

Depreciation expense totaled $0.4 million for the three months ended March 31, 2024 and 2023. Depreciation expense totaled $1.2 million and $1.6 million for the nine months ended March 31, 2024 and 2023, respectively.

NOte 7 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Activity recorded by the Company during the nine months ended March 31, 2024 consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations in addition to the $6.0 million payment received from Shell in February 2024 in relation to the Purchase Agreement. No additional activity occurred during the nine months ended March 31, 2024.

The summarized unaudited balance sheets presented below reflects the financial information of Vision Bioenergy as of March 31, 2024 and June 30, 2023:

	As of March 31, 2024 (Unaudited)	As of June 30, 2023 (Unaudited)
Cash	$9,508,131	$8,973,896
Other current assets	2,544,816	747,090
Fixed assets	17,678,750	15,051,799
Intangible assets	20,275,410	18,575,108
Goodwill	11,564,157	11,870,376
Other assets	263,189	255,899
TOTAL ASSETS	$61,834,453	$55,474,168
Current liabilities	$2,293,161	$1,381,493
Long-term liabilities	155,410	176,203
Equity	59,385,882	53,916,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,834,453	$55,474,168

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three and nine months ended March 31, 2024:

	Three Months Ended March 31, 2024 (Unaudited)	Nine Months Ended March 31, 2024 (Unaudited)
Revenue	$254,808	$1,440,643
Gross profit (loss)	(21,718)	(1,680)
Loss from operations	(2,181,599)	(6,409,108)
Net loss	(2,112,219)	(6,224,371)

Trigall Australia Partnership

The terms and conditions of the December 23, 2022 partnership agreement that the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into with Trigall are presented in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The partnership, Trigall Australia, was created for the development and marketing of wheat varieties in Australia. Activity in the period consisted of the recording of the Company's 20% share of Trigall Australia's net loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the condensed consolidated statements of operations and the recording of $0.1 million in capital contributions the Company made to Trigall Australia during the nine months ended March 31, 2024. The Company is obligated to make an additional $0.2 million in capital contributions to Trigall Australia through June 2025. Per the partnership agreement, S&W Australia received an additional $1.0 million in cash from Trigall in January 2024.

The following summarizes the carrying amount of the Company's equity method investments reflected in the condensed consolidated balance sheets:

	As of March 31, 2024		As of June 30, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$20,465,856	34%	$22,307,486	34%
Trigall Australia	606,284	20%	752,219	20%
Total equity method investments	$21,072,140		$23,059,705

For the three months ended March 31, 2024 and 2023, the following activity occurred in the Company's equity method investments:

	Vision Bioenergy	Trigall Australia
Carrying amount at December 31, 2022	$—	$816,006
Initial investment	23,664,195	—
Equity in loss of equity method investment	(323,538)	(83,140)
Capital contributions	—	61,661
Currency translation adjustment	—	(13,414)
Carrying amount at March 31, 2023	$23,340,657	$781,113

Carrying amount at December 31, 2023	20,953,474	671,169
Equity in loss of equity method investment	(487,618)	(98,834)
Capital contributions	—	62,544
Currency translation adjustment	—	(28,595)
Carrying amount at March 31, 2024	$20,465,856	$606,284

For the nine months ended March 31, 2024 and 2023, the following activity occurred in the Company's equity method investments:

	Vision Bioenergy	Trigall Australia
Carrying amount at June 30, 2022	$—	$—
Initial investment	23,664,195	760,862
Equity in loss of equity method investment	(323,538)	(87,154)
Capital contributions	—	119,894
Currency translation adjustment	—	(12,489)
Carrying amount at March 31, 2023	$23,340,657	$781,113

Carrying amount at June 30, 2023	$22,307,486	$752,219
Equity in loss of equity method investment	(1,841,630)	(283,046)
Capital contributions	—	147,239
Currency translation adjustment	—	(10,128)
Carrying amount at March 31, 2024	$20,465,856	$606,284

NOTE 8 - DEBT

Total debt outstanding is presented on the Company's condensed consolidated balance sheets as follows:

	As of March 31, 2024	As of June 30, 2023
Current portion of working capital lines of credit
CIBC	$15,221,442	$19,335,427
National Australia Bank Limited	27,019,167	25,938,839
Debt issuance costs	(209,166)	(373,487)
Total current portion of working capital lines of credit, net	42,031,443	44,900,779
Total working capital lines of credit, net	$42,031,443	$44,900,779
Current portion of long-term debt
Finance leases	$447,063	$383,403
Term Loan - National Australia Bank Limited	2,280,250	2,318,050
Machinery & equipment loans - National Australia Bank Limited	1,781,013	1,141,349
Machinery & equipment loans - Hyster	18,435	11,902
Vehicle loans - Ford Credit	102,996	51,278
Debt issuance costs	(106,528)	(97,221)
Total current portion, net	4,523,229	3,808,761
Long-term debt, less current portion
Finance leases	501,348	304,761
Machinery & equipment loans - Hyster	—	15,715
Vehicle loans - Ford Credit	192,602	70,103
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(130,168)	(191,245)
Total long-term portion, net	4,863,782	4,499,334
Total debt, net	$9,387,011	$8,308,095

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the nine months ended March 31, 2024, the Amended CIBC Loan Agreement was amended as follows:

•
On September 25, 2023, the Company entered into a First Amendment to the Amended CIBC Loan Agreement, or the Loan Amendment, which amended the Amended CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Loan Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $0.1 million payable by the Company to CIBC on the date of the Loan Amendment. Except as modified by the Loan Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

The Amended CIBC Loan Agreement provides for a senior secured credit facility, or the Amended CIBC Credit Facility, of up to $25.0 million from February 1 to October 31 of each year, and up to $18.0 million from November 1 to January 31 of each year. The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.5% per the Loan Amendment. The interest rate for the Amended CIBC Credit Facility was 11.00% as of March 31, 2024. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property. All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on August 31, 2024.

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

As of March 31, 2024, the Company was not in compliance with the financial covenant contained in the CIBC Loan Agreement, but obtained a waiver from CIBC for the covenant. As of March 31, 2024, there was approximately $3.3 million of unused availability on the CIBC Credit Facility, which had an available borrowing base of $19.0 million. With additional collateral consisting of accounts receivable and inventories, the available borrowing base as of March 31, 2024 could have increased by an additional $6.0 million, to a maximum amount of $25.0 million.

Australian Facilities

S&W Australia’s debt facilities with National Australia Bank, or NAB, as amended to date, or the NAB Finance Agreement, were amended and restated effective November 17, 2023. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $26.1 million as of March 31, 2024) to AUD $36.0 million (USD $23.5 million as of March 31, 2024), and the maturity date was extended from September 30, 2024 to March 31, 2025. The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 3.00% per annum (previously 1.65% per annum). As of March 31, 2024, the Borrowing Base Line accrued interest on Australian dollar drawings at 7.35% per annum calculated daily;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.3 million as of March 31, 2024) to AUD $6.0 million (USD $3.9 million as of March 31, 2024), and the maturity date was extended to March 31, 2024. Effective March 19, 2024, NAB provided a temporary extension for this facility to July 10, 2024. The overdraft facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of March 31, 2024, the overdraft facility accrued interest at 9.72% per annum calculated daily;
•
the flexible rate loan, or the Term Loan, in the amount of AUD $4.0 million (USD $2.6 million at March 31, 2024). Required annual principal payments of AUD $0.5 million on the Term Loan commenced in May 2023, with the remainder of any unpaid balance becoming due on March 31, 2026. Monthly interest amounts outstanding under the Term Loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.60%. The interest rate as of March 31, 2024 for this was 8.35%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia; and
•
the financing of certain equipment purchases under a master asset finance facility. Equipment loans under the master asset finance facility have various maturity dates through 2029, which have interest rates ranging from 2.86% to 7.21%. The total credit limit under the facility is AUD $3.0 million (USD $2.0 million as of March 31, 2024). As of March 31, 2024, AUD $1.5 million (USD $1.0 million) was outstanding under S&W Australia’s master asset finance facility.

The NAB Finance Agreement is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia. As of March 31, 2024, approximately AUD $0.6 million (USD $0.3 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base, including the overdraft, of AUD $42.0 million (USD $27.4 million as of March 31, 2024).

After the amendments, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 (USD $31.9 million as of March 31, 2024) of credit. The NAB Finance Agreement is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $9.8 million as of March 31, 2024).

The November 2023 amendments to the NAB Finance Agreement contain various covenants, including the requirement that the Company maintain a net related entity position of not more than USD $18.5 million as of March 31, 2024. As of March 31, 2024, the Company was in compliance with all current NAB Finance Agreement covenants.

AgAmerica Note

As described in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million, or the AgAmerica Term Loan, to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the nine months ended March 31, 2024. Per the agreement, interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of March 31, 2024 was 10.19%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement or the AgAmerica Note.

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

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2024	$4,105,447
2025	77,987
2026	4,377,987
2027	77,987
2028	35,887
Total	$8,675,295

NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS AND OPTIONS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $1.8 million on March 31, 2024, with maturities ranging from April 2024 to July 2024.

The Company records an asset or liability on the condensed consolidated balance sheets for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $0.1 million and $0.8 million on March 31, 2024 and June 30, 2023, respectively. The Company recorded gains of $0.1 million and $0.2 million on foreign currency forward contracts for the three months ended March 31, 2024 and 2023, respectively, and gains of $0.8 million and $0.2 million for the nine months ended March 31, 2024 and 2023, respectively. Gains and losses on foreign exchange contracts are reflected within Cost of revenue on the condensed consolidated statement of operations.

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

For the nine months ended March 31, 2024, the Company did not sell any shares of its common stock pursuant to the ATM Agreement. The shares of common stock issuable under the ATM Agreement were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File 333-248974), which ceased to be effective on November 2, 2023. The Company elected to not renew the ATM agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 8). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 2,633,400 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $1.60 - $2.15 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the condensed consolidated balance sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the three and nine months ended March 31, 2024, an aggregate value of $0.2 million and $0.6 million, respectively, was amortized as interest expense. For further details on the MFP Warrants, refer to Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, was Portfolio Manager of MFP Investors LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. Mr. Matina continues to serve on the Company's board of directors.

NOTE 11 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	March 31, 2024	March 31, 2023
Risk free rate	4.2% - 4.8%	2.9% - 4.4%
Dividend yield	—	—
Volatility	70.3% - 70.6%	64.7% - 66.1%
Forfeiture rate	10.2%	8.2%

During the nine months ended March 31, 2024, the Company granted options to purchase 518,381 shares of its common stock to certain of its directors, members of the executive management team, other employees, and non-employee service providers at exercise prices ranging from $0.61 - $0.77 per share. These options vest in either quarterly or annual periods over one to three years and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2024 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	5,076,968	$2.23	7.1	$292,079
Granted	518,381	0.70
Canceled/forfeited/expired	(281,601)	2.52
Outstanding at March 31, 2024	5,313,748	$2.06	7.0	$—
Options vested and exercisable at March 31, 2024	4,266,293	$2.31	6.5	$—
Options vested and expected to vest at March 31, 2024	5,304,862	$2.06	7.0	$—

The weighted average grant date per share fair value of options granted during the three and nine months ended March 31, 2024 was $0.39. On March 31, 2024, the Company had $0.4 million of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.63 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the nine months ended March 31, 2024 and 2023, the Company issued 1,195,697 and 495,196 restricted stock units, respectively, to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the nine months ended March 31, 2024 and 2023 totaled $0.7 million and $0.6 million, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units for the nine months ended March 31, 2024 is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
Nonvested restricted units outstanding at June 30, 2023	440,148	$1.17	1.4
Granted	1,195,697	0.58	1.3
Vested	(372,803)	1.19	—
Nonvested restricted units outstanding at March 31, 2024	1,263,042	$0.61	1.3

On March 31, 2024, the Company had $0.6 million of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.28 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2024 and 2023 totaled $0.3 million and $0.6 million, respectively. Stock-based compensation expense recorded for grants of stock options, restricted stock and restricted stock units for the nine months ended March 31, 2024 and 2023 totaled $1.0 million and $1.4 million, respectively.

On March 31, 2024, there were 250,884 shares available under the 2019 Plan for future grants and awards.

NOTE 12 – SERIES B CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Convertible Preferred Stock and accompanying warrant are presented in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. No issuances or conversions of Series B Convertible Preferred Stock occurred during the nine months ended March 31, 2024. Activity in the period consisted of accrual of dividends and accretion of the discount on the Warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2022	$4,804,819
Dividends accrued	365,979
Accretion of discount for warrants	103,350
Balance at June 30, 2023	$5,274,148
Dividends accrued	290,322
Accretion of discount for warrants	77,513
Balance at March 31, 2024	$5,641,983

NOTE 13 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2024 and 2022, respectively.

	Nine Months Ended March 31,
	2024	2023
Non-cash investing activities:
ROU assets financed by lease liabilities and lease modifications and reassessments	$1,037,164	$525,555
Lease modifications and reassessments
Consideration received from Shell for equity interest in Vision Bioenergy:
Settlement of long-term debt principal, interest and other related costs	—	6,840,879
Note receivable	—	5,747,127
Membership purchase option	—	604,000
Contribution of property, plant and equipment and inventory to Vision Bioenergy for equity interest	—	(5,532,694)
Contribution of intangible assets to Trigall in exchange for equity investment and promissory note	—	(1,750,000)
Non-cash financing activities:
Warrants issued for financial commitment asset	—	1,894,901
Dividends accrued for participating securities	290,322	271,746
Accretion of discount for Series B preferred stock warrants	77,513	77,514

NOTE 14 - SUBSEQUENT EVENTS

Trigall Australia Partnership

On April 29, 2024, S&W Australia entered into an agreement with Trigall to sell its remaining 20% ownership interest in Trigall Australia. In exchange for S&W Australia’s remaining 20% ownership interest, S&W Australia received $0.1 million. S&W Australia also received $0.3 million in exchange for certain fixed assets owned by S&W Australia.

Amendment to CIBC Loan Agreement

On May 13, 2024, the Company entered into a Second Amendment to the Amended and Restated Loan and Security Agreement, or the CIBC Amendment, with CIBC, which amended the CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The CIBC Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement and (ii) added a fee of $25,000 payable by the Company to CIBC on the date of the CIBC Amendment. Except as modified by the CIBC Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.

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

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of the COVID-19 pandemic, the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the conflict in the Middle East, uncertain market conditions, including higher inflation and supply chain disruptions, recent bank failures, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. We have shipped $1.4 million of our product to Sudan in the first three quarters of fiscal 2024 and do not expect any additional sales to occur in fiscal 2024, although we will continue to monitor and assess conditions. In Saudi Arabia, the Department of Ministry recently discontinued their approval of import permits for all forage seed, which includes alfalfa and all grasses, as a means of water conservation. To help mitigate any reduction in seed sales to Saudi Arabia, we are actively exploring sales into adjacent markets in the region.

Additionally, in October 2023, Hamas initiated an attack against Israel, resulting in a state of war. The conflict, and the potential continued escalation or expansion of the conflict, could result in additional sanctions, cause disruptions to global economic conditions and affect the stability of the Middle East region and our business in that region. For example, we have experienced disruptions and significant delays in shipping through this region due to threats of piracy in the Red Sea area, in which Jeddah, Saudi Arabia (a main port of entry for Saudi Arabia) is located, and which is the primary access point for shipments through the Suez Canal.

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

During the fiscal year ended June 30, 2023 and the nine months ended March 31, 2024, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. We expect these logistical challenges to persist throughout fiscal 2024, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

The ultimate impact that COVID-19 and other adverse geopolitical and macroeconomic events will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic and any broad-based supply chain disruptions, labor shortages, rising levels of inflation and interest rates, tightening of credit markets or other developments resulting from the pandemic or recent geopolitical and macroeconomic events, as well as the economic recovery and actions taken in response to local, state and national governments around the world. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and condensed consolidated financial statements.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries, including, among other things, the COVID-19 pandemic, the military conflict between Russia and Ukraine, the armed conflict in Sudan, the conflict in the Middle East, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of current geopolitical and macroeconomic conditions.

Our specialty crops, including our biofuels program, have yet to generate any meaningful revenue. However, management continues to evaluate this portion of our business and assess various opportunities to monetize the results of our research and development efforts. Such potential opportunities include possible collaborations, partnerships and/or joint ventures, licensing agreements and royalty-based agreements. For example, we entered into our Vision Bioenergy partnership with Shell in February 2023 in order to develop commercially viable camelina sativa and other oilseeds varieties that produce grain from which oil and meal can be extracted for future processing into biofuels, feed and other potential bioproducts. Although we have received upfront and subsequent payments from Shell pursuant to the partnership, there can be no assurance that this will generate any meaningful revenue.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$18,324,635	100.0%	$17,662,307	100.0%	$662,328	3.7%
Cost of revenue (excluding depreciation and amortization)	13,295,335	72.6%	13,231,836	74.9%	63,499	0.5%
Gross profit	5,029,300	27.4%	4,430,471	25.1%	598,829	13.5%
Operating expenses
Selling, general and administrative expenses	5,636,288	30.8%	5,990,651	33.9%	(354,363)	(5.9)%
Research and development expenses	936,368	5.1%	1,208,038	6.8%	(271,670)	(22.5)%
Depreciation and amortization	1,076,231	5.9%	1,107,206	6.3%	(30,975)	(2.8)%
Gain on disposal of property, plant and equipment	11,065	0.1%	37,325	0.2%	(26,260)	(70.4)%
Total operating expenses	7,659,952	41.8%	8,343,220	47.2%	(683,268)	(8.2)%
Loss from operations	(2,630,652)	(14.4)%	(3,912,749)	(22.2)%	1,282,097	(32.8)%
Other (income) expense
Foreign currency loss	547,081	3.0%	331,889	1.9%	215,192	64.8%
Government grant income	—	—	(1,444,044)	(8.2)%	1,444,044	(100.0)%
Gain on sale of business interest	—	—	(38,323,506)	(217.0)%	38,323,506	(100.0)%
Interest expense - amortization of debt discount	466,030	2.5%	697,840	4.0%	(231,810)	(33.2)%
Interest expense, net	1,396,564	7.6%	1,163,533	6.6%	233,031	20.0%
Other (income) expenses	(50,476)	(0.3)%	1,641,406	9.3%	(1,691,882)	(103.1)%
(Loss) income before income taxes	(4,989,851)	(27.2)%	32,020,133	181.3%	(37,009,984)	(115.6)%
Benefit from income taxes	(98,816)	(0.5)%	(500,118)	(2.8)%	401,302	(80.2)%
(Loss) income before equity in net earnings of affiliates	(4,891,035)	(26.7)%	32,520,251	184.1%	(37,411,286)	(115.0)%
Equity in loss of equity method investees, net of tax	586,451	3.2%	406,678	2.3%	179,773	44.2%
Net (loss) income	$(5,477,486)	(29.9)%	$32,113,573	181.8%	$(37,591,059)	(117.1)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended March 31, 2024 and the three months ended March 31, 2023. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Revenue

The $0.7 million quarter-over-quarter increase in revenue is due to a $1.5 million increase in non-dormant alfalfa sales in Argentina, offset by a $0.4 million decrease in Australia sales of non-dormant alfalfa, forage cereals, and pasture products due to dry planting conditions and a $0.4 million decrease in Double Team sorghum revenue due to timing of sales quarter over quarter.

Cost of Revenue and Gross Margin

Cost of revenue remained relatively flat quarter-over-quarter and the gross margin percentage improved from 25.1% to 27.4% compared to the prior year period. The margin improvement of 2.4% quarter over quarter was driven by a 6.4% improvement related to Australian receivables for contracts denominated in U.S. dollar and a 0.2% increase driven by cost savings in production that improved sorghum margins, offset by a 2.0% decrease for inventory write-offs of dormant alfalfa, a 1.5% decrease in Double Team sorghum margins due to a decrease in volume sold, and a 0.8% decrease in non-dormant margins in Australia's domestic market.

Selling, General and Administrative Expenses

The $0.4 million decrease in selling, general and administrative expenses is attributable to a $0.7 million decrease in transaction related expenses from our Vision Bioenergy and Trigall Australia partnerships in prior year and a $0.2 million decrease in compensation and benefits and other employee related expenses, offset by a $0.3 million increase in professional fees for accounting and legal services and a $0.2 million increase in restructuring expenses in Australia.

Research and Development Expenses

The quarter-over-quarter decrease in research and development expenses of $0.3 million is attributable to a $0.2 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed R&D program focus and a $0.1 million decrease in Australia field trials, rent, and outside service related expenses.

Depreciation and Amortization

There was no significant change in depreciation and amortization expenses.

Foreign Currency Loss

The increase in foreign currency loss was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Government Grant Income

The $1.4 million in government grant income recorded during the three months ended March 31, 2023 was attributable to an Employee Retention Credit recognized for certain periods in 2021 under the Coronavirus Aid, Relief, and Economic Security Act.

Gain on Sale of Business Interest

The gain on sale of business interest recorded during the three months ended March 31, 2023 was related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.3 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

Interest Expense - Amortization of Debt Discount

The decreased debt amortization expense is due to the amortization of the financial commitment asset established in conjunction with the granted MFP Warrants in fiscal 2023 and decreased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the three months ended March 31, 2024 and 2023 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $0.2 million increase was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other (Income) Expenses

The $1.7 million decrease is largely attributable to $1.5 million in lender fees incurred in prior year that were written off due to our coming to an agreement with CIBC, an existing lender. These fees are associated with uncompleted financing efforts with other lenders.

Benefit from Income Tax

The income tax benefit totaled ($0.1) million for the three months ended March 31, 2024, compared to a ($0.5) million income tax benefit for the three months ended March 31, 2023 Our effective tax rate was 2.1% during the three months ended March 31, 2024 compared to (1.7)% for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.6 million was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia.

Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023

The following table presents our results of operations for the periods indicated:

	Nine Months Ended March 31,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$45,621,910	100.0%	$50,465,974	100.0%	$(4,844,064)	(9.6)%
Cost of revenue (excluding depreciation and amortization)	32,292,173	70.8%	38,781,701	76.8%	(6,489,528)	(16.7)%
Gross profit	13,329,737	29.2%	11,684,273	23.2%	1,645,464	14.1%
Operating expenses
Selling, general and administrative expenses	17,315,790	38.0%	17,289,120	34.3%	26,670	0.2%
Research and development expenses	3,017,527	6.6%	4,226,891	8.4%	(1,209,364)	(28.6)%
Depreciation and amortization	3,221,272	7.1%	3,697,544	7.3%	(476,272)	(12.9)%
Loss (gain) on disposal of property, plant and equipment	(90,625)	(0.2)%	32,914	0.1%	(123,539)	(375.3)%
Total operating expenses	23,463,964	51.4%	25,246,469	50.0%	(1,782,505)	(7.1)%
Loss from operations	(10,134,227)	(22.2)%	(13,562,196)	(26.9)%	3,427,969	(25.3)%
Other (income) expense
Foreign currency loss	1,163,567	2.6%	699,428	1.4%	464,139	66.4%
Government grant income	—	—	(1,444,044)	(2.9)%	1,444,044	(100.0)%
Gain on sale of business interest	—	—	(38,323,506)	(75.9)%	38,323,506	(100.0)%
Gain on sale of equity investment	—	—	(32,030)	(0.1)%	32,030	(100.0)%
Gain on disposal of intangible assets	—	—	(1,796,252)	(3.6)%	1,796,252	(100.0)%
Interest expense - amortization of debt discount	1,367,620	3.0%	1,559,595	3.1%	(191,975)	(12.3)%
Interest expense, net	4,140,323	9.1%	3,042,539	6.0%	1,097,784	36.1%
Other (income) expenses	(147,370)	(0.3)%	1,597,683	3.2%	(1,745,053)	(109.2)%
(Loss) income before income taxes	(16,658,367)	(36.5)%	21,134,391	41.9%	(37,792,758)	(178.8)%
Benefit from income taxes	(854,594)	(1.9)%	(884,078)	(1.8)%	29,484	(3.3)%
(Loss) income before equity in net earnings of affiliates	(15,803,773)	(34.6)%	22,018,469	43.6%	(37,822,242)	(171.8)%
Equity in loss of equity method investees, net of tax	2,124,676	4.7%	410,692	0.8%	1,713,984	417.3%
Net (loss) income	$(17,928,449)	(39.3)%	$21,607,777	42.8%	$(39,536,226)	(183.0)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the nine months ended March 31, 2024 and the nine months ended March 31, 2023. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023.

Revenue

The $4.8 million year-over-year decrease in revenue is due to a $6.8 million decrease in Middle East and North Africa region sales caused by management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market and government incentives to produce wheat in Saudi Arabia reduced demand and a $2.2 million decrease in Australia sales from sorghum, pasture products, forage cereals and non-dormant sales due to dry planting conditions, offset by a $2.9 million increase in Double Team sorghum revenue and a $1.2 million increase in South Africa sorghum sales from the addition of a new customer.

Cost of Revenue and Gross Margin

Cost of revenue decreased year-over-year and the gross margin percentage improved from 23.2% to 29.2% compared to the prior year period. The 6.1% margin improvement was driven by a 3.9% increase due to higher Double Team sorghum sales year-over-year, a 2.2% improvement related to Australian receivables for contracts denominated in U.S. dollar, a 0.4% increase driven by cost savings in production improving sorghum margins and a 0.2% increase in North American non-dormant alfalfa margins, offset by a 0.7% decrease from inventory write-offs related to dormant alfalfa.

Selling, General and Administrative Expenses

The minor increase in selling, general and administrative expenses is attributable to a $0.6 million increase in bad debt allowance, a $0.4 million increase in professional services driven primarily by the audit of the fiscal 2023 financial statements, a $0.3 million increase in restructuring charges related to the Australian legal entity and a $0.1 million increase in advertising and marketing. The cost increases were offset by a $0.7 million decrease in acquisition and other transaction related expenses from our Vision Bioenergy and Trigall Australia partnerships in prior year, a $0.4 million decrease in employee compensation and other employee expenses, a $0.3 million decrease in expenses attributable to services provided to Vision Bioenergy.

Research and Development Expenses

The year-over-year decrease in research and development expenses of $1.2 million is attributable to a $0.7 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed R&D program focus, a $0.4 million decrease in other R&D expenses including outside services, yield trials, and field expenses as a result of management's cost reduction efforts and narrowed R&D program focus, and a $0.1 million decrease in expenses attributable to services provided to Vision Bioenergy.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.5 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

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

Government Grant Income

The $1.4 million in government grant income recorded during the nine months ended March 31, 2023 was attributable to an Employee Retention Credit recognized for certain periods in 2021 under the Coronavirus Aid, Relief, and Economic Security Act.

Gain on Sale of Business Interest

The gain on sale of business interest recorded during the nine months ended March 31, 2023 was related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.3 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

Gain on Disposal of Intangible Assets

The $1.8 million gain on disposal of intangible assets recorded during the nine months ended March 31, 2023 was a result of the contribution of our Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia.

Interest Expense - Amortization of Debt Discount

The decreased debt amortization expense is due to the amortization of the financial commitment asset established in conjunction with the granted MFP Warrants in fiscal 2023 and decreased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the nine months ended March 31, 2024 and 2023 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $1.1 million increase was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other (Income) Expenses

The $1.7 million decrease is largely attributable to $1.5 million in lender fees incurred in prior year that were written off due to our coming to an agreement with CIBC, an existing lender. These fees are associated with uncompleted financing efforts with other lenders.

Benefit from Income Tax

The income tax benefit totaled ($0.9) million for the nine months ended March 31, 2024, compared to a ($0.9) million income tax benefit for the nine months ended March 31, 2023. Our effective tax rate was 5.2% during the nine months ended March 31, 2024 compared to (4.4)% for the nine months ended March 31, 2023. Our effective tax rate for the nine months ended March 31, 2024 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results, with the exception of our operations in Australia.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia.

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

Below is a summary of material changes to our sources of capital during the nine months ended March 31, 2024:

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

NAB Finance Agreement

On November 17, 2023, S&W Seed Company Australia Pty Ltd, or S&W Australia, a wholly owned subsidiary of S&W Seed Company, entered into an amended and restated finance agreement with National Australia Bank Limited, or NAB, pursuant to which, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $26.1 million as of March 31, 2024) to AUD $36.0 million (USD $23.5 million as of March 31, 2024), and the maturity date was extended from September 30, 2024 to March 31, 2025;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.3 million as of March 31, 2024) to AUD $6.0 million (USD $3.9 million as of March 31, 2024), and the maturity date was extended to March 31, 2024. Effective March 19, 2024, NAB provided a temporary extension for this facility to July 10, 2024.; and
•
the customer margin component of the interest rate for drawings denominated in a foreign currency was changed from 1.65% to 3.00% per annum.

MFP Loan Agreement

No amendments have occurred to the MFP Loan Agreement for the nine months ended March 31, 2024.

Summary

The CIBC Loan Agreement and our debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies. We were not in compliance with certain covenants in the CIBC Loan Agreement and NAB Finance Agreement as of June 30, 2023 and were required to obtain waivers and/or amendments from CIBC and NAB for such non-compliance. For the three months ended March 31, 2024, we were in compliance with the NAB Finance Agreement covenant; however, we were not in compliance with the CIBC Loan Agreement covenant. We obtained a waiver from CIBC for such non-compliance.

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

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, the conflict in the Middle East, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreements or have received waivers of non-compliance, our ability to comply with the terms of our loan agreements can be compromised in the future and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities	$(5,581,822)	$(15,828,395)
Cash flows from investing activities	5,797,347	8,360,648
Cash flows from financing activities	(3,443,005)	6,565,494
Effect of exchange rate changes on cash	(304)	415,208
Net decrease in cash and cash equivalents	(3,227,784)	(487,045)
Cash and cash equivalents, beginning of period	3,398,793	2,056,508
Cash and cash equivalents, end of period	$171,009	$1,569,463

Operating Activities

For the nine months ended March 31, 2024, operating activities used $5.6 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $9.2 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $3.6 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $2.0 million increase in deferred revenue from prepayments for our fiscal 2024 United States domestic business, a $1.4 million decrease in accounts receivable, a $0.5 million decrease in prepaid expenses and other current assets, and a $0.1 million increase in accounts payable, partially offset by a $0.3 million decrease in accrued expenses and other current liabilities, and a $0.1 million increase in inventories.

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

Investing Activities

Investing activities during the nine months ended March 31, 2024 provided $5.8 million in cash, which resulted from $6.0 million in proceeds from the partnership with Vision Bioenergy, $1.0 million in proceeds from the partnership transaction between Trigall and S&W Australia, and $0.2 million in proceeds from the disposal of property, plant and equipment from our United States and Australia facilities, offset by $1.2 million in additions to property, plant and equipment for our United States and Australian facilities and $0.2 million in capital contributions to the Trigall partnership.

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

Financing Activities

Financing activities during the nine months ended March 31, 2024 used $3.4 million in cash, consisting of $3.3 million in net borrowings and repayments on the working capital lines of credit, $0.5 million in repayments of long term debt, $0.5 million in debt issuance costs, and $0.2 million in net proceeds from the sale of common stock, offset by $1.1 million from borrowings of long-term debt.

Financing activities during the nine months ended March 31, 2023, provided $6.6 million in cash, consisting of $7.8 million in net borrowings on the working capital lines of credit, $0.3 million of borrowings of long-term debt, and $0.2 million in proceeds from sale of common stock, partially offset by repayments of long-term debt of $1.4 million and debt issuance costs of $0.3 million.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the nine months ended March 31, 2024 and we expect this to continue throughout the remainder of fiscal year 2024. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

Allowance for Credit Losses

We regularly assess the collectability of receivables and provide an allowance for credit losses equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management believes the allowance for credit losses account is appropriate to cover anticipated losses in our accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 13, 2024, we entered into a Second Amendment to Amended and Restated Loan and Security Agreement, or the CIBC Amendment, with CIBC Bank USA, or CIBC, which amended the Amended and Restated Loan and Security Agreement, dated March 22, 2023, as amended, or the CIBC Loan Agreement, by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The CIBC Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement and (ii) added a fee of $25,000 payable by us to CIBC on the date of the CIBC Amendment. Except as modified by the CIBC Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Third Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7(9)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1+(10)	Employment Agreement by and between the Registrant and Vanessa Baughman, dated February 9, 2024.

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated May 13, 2024, by and among S&W Seed Company and CIBC Bank USA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(8)
Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(9)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed on May 11, 2023 (File No. 001-34719).
(10)
Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on February 14, 2024 (File No. 001-34719).

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

S&W SEED COMPANY

Date: May 14, 2024	By:	/s/ Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)