Form 10-K
period 2024-06-30
S&W Seed Co
filed 2024-11-01
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $17,126,726 based on the closing share price per market reports generated from the NASDAQ Global Select Market System on December 31, 2023.

The number of shares outstanding of common stock of the registrant as of October 28, 2024 was 2,284,470.

Explanatory Note

S&W Seed Company, or the Company, is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or this Form 10-K. This comprehensive Form 10-K contains the Company's Consolidated Financial Statements for the fiscal years ended June 30, 2024 and 2023, and also includes restated segment information from each of the quarterly periods included in the Company's Quarterly Reports on Form 10-Q filed during the year ended June 30, 2024.

On October 23, 2024, the Company filed a Current Report on Form 8-K disclosing that the Company concluded on October 17, 2024 that its previously issued unaudited Condensed Consolidated Financial Statements included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on November 9, 2023, February 14, 2024 and May 14, 2024 (collectively the “Non-Reliance Periods”) should no longer be relied upon because of errors in footnote disclosure related to segment reporting.

Background of Restatement

As further described in Item 7 included in this Form 10-K, in connection with the preparation of the Company’s financial statements for the fiscal year ended June 30, 2024, the Company concluded that there was an error in the Quarterly Reports referenced above with respect to the number of reportable segments reported by the Company. The Company has historically reported on the basis of one reportable segment. The Company reviewed the guidelines and requirements of ASC 280, Segment Reporting, and based on its review, the Company concluded its Chief Operating Decision Maker, or CODM, who is the Company's President and CEO, began to allocate resources and assess business performance based on three segments, effective as of July 1, 2023 when he assumed this role. These three reportable segments are as follows: (i) Americas, (ii) International, and (iii) AUSDOM, which is the Company's Australian domestic business.

The segment reporting restatement does not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, or the Consolidated Statements of Cash flows, as previously reported. The Company has not filed and does not intend to file amendments to the Company’s previously filed Quarterly Reports on Form 10-Q for the periods noted above. Instead, the required segment information for the quarterly periods in fiscal 2024 is disclosed in Item 7 in this Form 10-K.

Internal Control Considerations

As discussed in Item 9A to this Annual Report on Form 10-K, in connection with the restatement discussed above, management identified a material weakness in its internal control over financial reporting in relation to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under U.S. GAAP. This principally resulted from (1) the failure to effectively evaluate the business information presented to and reviewed by the CODM in making decisions on assessing performance and allocating resources and (2) the failure to disaggregate revenue into appropriate subcategories for footnote disclosure purposes. Management, with concurrence of the Audit Committee of the Company’s Board of Directors, has concluded that a material weakness existed at the end of each quarterly reporting period in fiscal year 2024 and as of June 30, 2024. Accordingly, although our disclosure controls and procedures at the end of each of the quarterly reporting periods in fiscal year 2024 were originally assessed to be effective, as a result of the restatement, we reevaluated our disclosure controls and procedures at the end of each of these quarterly reporting periods in fiscal year 2024 and determined this to no longer be the case, and as of June 30, 2024, these were also not effective. Our internal control over financial reporting as of June 30, 2024 was not effective due to the material weakness discussed above.

S&W SEED COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking statements, including, but not limited to: statements concerning our loan agreements, including our ability to comply with and/or secure refinancing for such loan agreements; the potential effects of global macroeconomic events on our business; the plans, strategies and objectives of management for our future operations, including our expectations for new product introductions during fiscal 2025; our implementation of our strategic review (which includes our plans to reduce annual operating expenses); our partnership with Shell and its role in enabling us to reduce our operating expenses and sharpen our focus on key growth priorities; our ability to raise capital in the future; expected development, performance or market acceptance relating to our products or services or our ability to expand our grower or customer bases or to diversify our product offerings; future economic conditions or performance; our ability to retain key employees; and our assumptions, expectations and beliefs underlying any of the foregoing. These forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations about future events. Such forward-looking statements are subject to risks, uncertainties and other important factors, including certain assumptions, that, if they never materialize or prove incorrect, could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions include the following:

•
whether we are successful in implementing our strategies focused on growth opportunities, changes in our cost structure and improved financial performance;
•
whether we are able to maintain compliance with our current loan agreements, including to provide access to sufficient liquidity to pay our growers and suppliers;
•
geopolitical and macroeconomic events, such as global inflation, bank failures, supply chain disruptions, uncertain market conditions, the ongoing military conflict between Russia and Ukraine and related sanctions, the conflict in the Middle East, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
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

•
whether we are successful in monetizing camelina and our partnership with Shell provides its anticipated benefits;
•
S&W Australia's voluntary administration is expected to result in S&W Australia’s business no longer being conducted through us, which would significantly reduce the scope of our overall worldwide operations and could have a material adverse effect on our business, financial position and results of operations;
•
the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
•
other risks that are described herein including but not limited to the items discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities and Exchange Commission.

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

When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2025,” “fiscal 2024” and “fiscal 2023” in this Annual Report on Form 10-K refer to the respective fiscal year ended June 30, 2025, 2024 and 2023, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

Item 1. Business

Overview

We are a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. In fiscal 2024, we operated seed cleaning and processing facilities located in Texas, New South Wales, and South Australia. Our seed products are primarily grown under contract by farmers. Our current focus is on growing sales of our proprietary and traited products, specifically through the expansion of Double TeamTM for forage and grain sorghum products and new trait introductions, including the second generation of Double Team and Prussic Acid FreeTM, or PF, improving profit margins through pricing and operational efficiencies, and developing the camelina market via a partnership formed in fiscal 2023.

Our seed platform develops and supplies high quality trait and germplasm designed to produce higher yields for farmers worldwide. In fiscal 2024, we sold over 650 seed products in more than 30 countries. We maintain an active product pipeline and expect to introduce over 10 new sorghum and alfalfa products during fiscal 2025 in North America.

In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting, for fiscal 2024, we determined that we have three reportable operating segments: Americas, International and AUSDOM. Refer to Note 17 contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

Ongoing Voluntary Administration Process Involving S&W Australia

We previously announced in 2023 that we were evaluating the possibility of a strategic transaction involving our international operations, which is headquartered within S&W Seed Company Australia Pty Ltd, or S&W Australia, our wholly-owned subsidiary. That process has not resulted in the consummation of a transaction and on July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A number of factors combined to lead S&W Australia to conclude that the voluntary plan of administration was necessary and advisable, including the lack of viable strategic alternatives for the entity, Saudi Arabia’s recent discontinuation of import permits for alfalfa seed, and the increased risk that S&W Australia would be unable to meet its loan obligations.

As a result of the voluntary administration process, we currently do not control S&W Australia, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. We expect that S&W Australia will no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia will cease to be included within the scope of our business. As a result, if, as expected, we do not regain control of S&W Australia at the conclusion of the voluntary administration process, we will no longer include S&W Australia in our consolidated financials.

S&W Australia had $43.8 million in total assets, $46.4 million in total liabilities and ($2.6) million in stockholders' equity as of June 30, 2024. S&W Australia's revenue and net loss for the year ended June 30, 2024 were $26.4 million and ($10.0) million, respectively, which is included in our Consolidated Financial Statements as of and for the year ended June 30, 2024. The discussions and descriptions throughout the remainder of this Item 1 reflect our expectation that S&W Australia will no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process.

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

We believe our core strengths listed below position us to capitalize on this market opportunity:

•
Strong Germplasm Asset Base and Development Capabilities. We believe we have the largest and most diversified sorghum and alfalfa germplasm pool in the world. Our germplasm pool offers traits sought by farmers who grow forage hay, forage sorghum and grain sorghum, including high yield, drought tolerance and disease tolerance. We continue to invest in research and development programs, with an emphasis on driving trait improvement across all of our crop categories.

•
Cost-Efficient Supply Chain. We produce seed in the Western United States and certain other locations under contract with select third-party growers, many of which are longstanding. Our production capabilities allow us to produce seed close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that customer’s region and produced at low cost. We condition and package seed primarily in our own facilities located in Texas. We believe that direct ownership of our production facility assets gives us more flexibility to react to demand changes unique to each geography, greater control over product quality and a lower cost structure.

•
Distribution Capabilities and Relationships. We believe that our dealer and distributor network is unique among middle-market seed companies, provides a platform to support sales growth across crop categories.

•
Deep Industry Expertise. We believe that our management team has deep industry experience and a demonstrated record of success that is unmatched for a seed industry company of our size. Our leadership team includes both proven industry executives recruited to our company and top talent acquired through our various acquisitions. Mark Herrmann, our Chief Executive Officer, has over 35 years of experience in the agricultural seed industry, most recently serving as CEO of AgReliant Genetics, LLC, the third largest North American seed corn company and leader in soybeans and other supporting crops, from January 2016 to July 2020.

Our goal is to be a leading multi-crop, middle-market agricultural company delivering value to our customers and strong financial returns to our shareholders. To reach our goal, we have prioritized the following strategic initiatives:

•
Focus on Key Products that Address Unmet Market Needs. We expect to introduce over 10 new sorghum and alfalfa products during fiscal 2025 in North America. We also plan to continue development activities aimed at generating high-value improved traits in our crops and to continue commercialization of seed products carrying those traits. We completed a Spring 2022 commercial launch of sorghum hybrids incorporating our proprietary, patent-pending herbicide tolerant trait as part of our Double Team collaboration with ADAMA. With the persistence and concern of drought conditions, we expect our Double Team sorghum to continue gaining market share in the coming years as it has the prior two years. In fiscal 2025, we expect to commercialize additional Double Team hybrids as well as launch the second generation of Double Team forage and grain sorghum. We are also developing and testing new sorghum products absent of prussic acid, a known toxin which can negatively impact animal health when sorghum plants are grazed. We expect our first PF hybrid will be commercialized in fiscal 2025.

•
Develop Licensing Strategy Business Model to Enhance Customer Experience. In fiscal 2025, we plan to launch a new business model for many of our private label customers focused on licensing our product for them to sell. We believe that by switching to this strategy, we will not only be more aligned with our competitors, but also provide our customers with more flexibility and control over their costs.

•
Exploit Production Capability for Best-In Class Cost Structure. Our streamlined supply chain provides us with flexibility in sourcing product to meet customer needs. We are focused on exploiting this ability to shift production to low-cost areas to both support our competitive position and improve our profit margins by increasing our efficiency.

Our Expected Fiscal 2025 Crops

Sorghum

The Sorghum Market. Sorghum comes in two types, forage and grain. Forage sorghum utilizes the whole plant fed to livestock through grazing, dried hay or sileage. Grain sorghum is bred and managed to maximize production of the seed or grain. While grain from sorghum has been traditionally used for livestock feed and in ethanol production, sorghum is gaining popularity as a substitute for wheat and other grains in food products due to its gluten-free characteristics, as well as its antioxidant, high protein, low fat, high fiber and non-GMO properties. Additionally, the pet food industry has been increasing its use of grain sorghum due to its nutritional benefits and enhanced digestibility. Sorghum requires less water to grow than many other crops and is generally used as a replacement for corn and other grains in areas where water is scarce. With the persistence and concern of drought conditions, we expect sorghum to become more prominent in the coming years. Our primary markets for sorghum are currently in the United States, Mexico, and South America.

S&W’s Sorghum Portfolio. We sell approximately 200 commercialized sorghum seed products, which includes both forage and grain sorghum. We believe that many of our sorghum hybrids are unmatched and consistently out-yield competitor products in select markets.

Our focus moving forward is on our trait ladened products. In fiscal 2025, we plan to commercialize two to four new homozygous Double Team hybrids. We believe Double Team sorghum is the best over-the-top grass control trait on the market. Since its initial commercial launch in fiscal 2022, we are seeing increased market adoption, as farmers are realizing the value of our proprietary trait technology. After a successful commercial launch of Double Team forage sorghum in fiscal 2024, we anticipate a fiscal 2025 launch of our second generation of Double Team forage and grain sorghum. The second generation of Double Team will provide non-GMO tolerance to broad spectrum grass herbicide with increased spray flexibility. We also plan for a fiscal 2025 commercial launch of our PF hybrid in collaboration with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. PF sorghum removes naturally toxic metabolite from stressed forage sorghum resulting in safe, worry-free grazing and hay. We are anticipating a commercial launch in fiscal 2028 of a stacked trait, containing Double Team grain and forage sorghum plus PF. We continue to reduce our conventional sorghum product portfolio to ease inventory management and to devote more resources to our trait ladened products.

Alfalfa

The Alfalfa Market. Alfalfa seed is primarily used for growing alfalfa hay, which is grown throughout the world as “forage” for livestock, including dairy and beef cattle, horses and sheep. The alfalfa industry (and therefore the alfalfa seed industry) is highly dependent on the dairy industry, which is the largest consumer of alfalfa hay.

S&W’s Alfalfa Seed Portfolio. We currently sell approximately 75 commercialized alfalfa seed products, which includes both non-dormant varieties, which grow year-round, and dormant varieties, which have adapted to cold climates by going dormant during periods when frost or snow conditions would otherwise kill them. Our specialty is high-yield alfalfa varieties with a wide range of adaptation across many growing environments. Our alfalfa seed products include varieties that exhibit the traits that farmers most value, such as high yield, root rot resistance, lodging resistance, salt tolerance, drought tolerance, leafhopper resistance and stem nematode resistance.

Camelina

In fiscal 2023, we entered into a partnership with Equilon Enterprises LLC (dba Shell Oil Products, or Shell) called Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, an entity in which we currently retain a 34% minority interest. This partnership intends to develop camelina and other oilseed species from which oil and meal can be extracted for future processing into animal feed, biofuels, and other bioproducts. With a limited supply of arable land, camelina provides a long-term opportunity to maximize farmland food production.

On February 14, 2024, Vision Bioenergy announced it had been granted a global license to certain proprietary varieties of camelina from Yield10 BioScience, Inc., or Yield10, a leader in the development of camelina. Yield10 is supplying Vision Bioenergy certain camelina varieties, including varieties exhibiting herbicide tolerance to spray application of the broadleaf herbicide glufosinate, which we believe will enable Vision Bioenergy to accelerate its planned commercial activities, especially given that herbicide tolerance is critical to enable a ramp up to the commercial production of camelina. In calendar year 2024, Vision Bioenergy plans to sample this herbicide tolerance system with some of its key camelina growers, while simultaneously building planting seed supply to support a potential commercial launch in calendar year 2025.

Stevia

S&W’s Stevia Program. Our stevia research and development program focused on developing stevia into a U.S.-grown crop from 2009 to 2023. In fiscal 2023, our stevia program was paused, as management has elected to focus its attention on its primary crops, specifically Double Team sorghum. We continue to look for either a strategic partner in the food industry or a potential buyer for its viable stevia germplasm.

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

We develop the first product type, which is based on good agronomic performance, in our breeding programs at multiple locations in the United States and through collaborations in South America. These programs utilize state of the art equipment and experimental design and data analysis for field evaluation and track important agronomic traits using molecular genetic markers. Developing improved genetics for agronomic performance can take 5 to 15 years, depending on the species and specific genetic improvement targets. By maintaining a full R&D pipeline of genotypes in all stages of development, we believe we can deliver new varieties each year with incremental improvements over previous varieties.

We develop the second product type, which emphasizes valuable and unique traits, both in-house and through exclusive collaborations. Our Double Team product was developed entirely in-house through our DNA and Tissue Culture Lab in Texas. Our PF trait, expected to have a pilot commercial launch in fiscal 2025, was developed through an exclusive arrangement with The Agricultural Alumni Seed Improvement Association, Inc., an affiliate of Purdue University in West Lafayette, Indiana. Our lab and technology personnel are focused on maintaining a continuous pipeline of traits that can be used to build value by increasing market share in both company and private label seed brands and by out-licensing to other seed companies on a royalty basis. For example, we completed our first out-license of Double Team technology to Mojo Seed in June 2022.

Sales, Marketing and Distribution

Our principal markets for sorghum and alfalfa sales are the United States, Mexico, and South America. Today, we primarily sell our seed products under the S&W brand or other brands we own, such as Sorghum Partners®. Private-label and licensing is an important part of our distribution strategy going forward.

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

We believe that our best marketing tool is the dissemination of information regarding the quality and characteristics of our propriety seed products to those persons who make the growing decisions. We continue to place advertisements in trade journals, agriculture publications, and throughout social media. We also continue to participate in seed industry conferences and trade shows and engage in various other educational and outreach programs as we deem appropriate.

Our sales efforts also involve significant in-person interaction with potential customers and distributors, as well as alternative approaches, including video conferencing and similar customer interaction models.

Seed Production

We produced seed in the Western United States and certain other locations under contract with select third-party contract growers. Our network of growers has the expertise needed to successfully grow high quality seed products. We have worked with many of the same growers on a long-term basis, and we believe that we have strong relationships with them. We allocate our seed production among our growers so that we can purchase the proper mix of seed each year. Our contracts with growers have terms ranging from one to seven years, depending on the crop and the production area. Our global, but localized, production capabilities allow us to produce close to the customer to ensure the seed product is developed specifically for the conditions and requirements of that region and is produced at the lowest cost.

We condition and package seed primarily in our own facilities located in Texas; although in some markets (for example, California and Idaho) we use third-party processing services. We believe that direct ownership of production facility assets gives us more flexibility to respond to demand changes unique to each geography, greater control over product quality and a lower cost structure.

Seasonality

We contract with growers based upon our anticipated market demand. We mill, clean, and stock the seed during the harvest season and ship from inventory throughout the year. However, our seed business is seasonal. In the Northern hemisphere, production and harvest occurs from March through September while processing and shipping finished goods primarily occurs from October through May.

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

We face direct competition by other seed companies, including multinational agriculture companies, regional seed companies and small family-owned businesses, as well as subsidiaries or other affiliates of chemical, pharmaceutical and biotechnology companies. Our principal competitors by crop include:

•
Sorghum. In the U.S. market, our principal competitors are Pioneer, DeKalb (a subsidiary of Bayer) and Alta (division of Advanta). In the Latin America market, our principal competitors are Nuseed, Brevant (a division of Pioneer), Dekalb (a subsidiary of Bayer), Advanta, RAGT and Group Don Mario (GDM).
•
Alfalfa. In the U.S. market, our principal competitors are Forage Genetics International (a subsidiary of Land O’ Lakes, Inc.) with their four main brands, as well as DLF through their recent acquisition of Corteva's Alforex brand and genetics, and their rights to produce the Pioneer commercial varieties for sale under DLF branding. There are also numerous private label brands that are mostly regional in marketing and distribution.

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

Research and Development

Research and Development expenses for the year ended June 30, 2024 totaled $4.1 million compared to $5.2 million for the year ended June 30, 2023.

Reverse Stock Split

On September 26, 2024, at our special meeting of stockholders held on September 26, 2024, our stockholders approved a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of our board of directors, or Board, and with such reverse stock split to be effected at such time and date as determined by the Board in its sole discretion (but in no event later than January 31, 2025). Following the special meeting of stockholders, on October 4, 2024, the Board unanimously approved a reverse stock split of all issued and outstanding shares of our common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024, or the Effective Time.

The terms of the Reverse Stock Split were such that every 19 shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all then outstanding stock options, restricted stock units and warrants, which resulted in a proportional decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the Effective Time were reduced proportionately.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record were issued one whole share of common stock in exchange for any fractional interest that such stockholder would have otherwise received as a result of the Reverse Stock Split. The Reverse Stock Split affected all stockholders of record proportionately and did not affect any stockholder’s percentage ownership of our common stock, except to the extent that the Reverse Stock Split resulted in any stockholder owning an additional share.

Our common stock began trading on a split-adjusted basis commencing upon market opening on The Nasdaq Capital Market on October 18, 2024. We have retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Employees

As of October 29, 2024, we have 71 total employees, of which 66 were full-time employees.

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

Excluding a one-time gain recognized in fiscal 2023, we are not profitable and have had negative cash flow from operations for the last several years. To help fund our operations, we have in part relied on equity and debt financings. We will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. Our loan and security agreement with CIBC Bank USA, or CIBC, which matures on November 8, 2024 (or November 30, 2024 if we deliver to CIBC by November 8, 2024 an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP Partners L.P., extending the letter of credit to December 31, 2024), S&W Australia's debt facilities with National Australia Bank Ltd., or NAB, and our AgAmerica note all contain various operating and financial covenants and the impact of adverse geopolitical and macroeconomic events and other factors affecting our results of operations have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC or NAB to invoke default remedies. We were not in compliance with certain of these covenants in the past and were required to obtain waivers and/or amendments from CIBC and NAB. For example, S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under the NAB debt facility. However, such acceleration is stayed while S&W Australia is under voluntary administration. S&W Australia’s obligations under the NAB debt facility are guaranteed by us up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024), or the Parent Guarantee. Our obligations under the Parent Guarantee are not subject to a stay in connection with S&W Australia’s voluntary administration. S&W Australia’s entry into voluntary administration also constituted an event of default under our CIBC debt facility as a result of cross-default provisions. On August 5, 2024, we received a waiver from CIBC for the event of default. While we obtained waivers from CIBC and NAB for certain defaults and covenants in the past, there can be no assurance we will be successful in meeting our covenants, avoiding future defaults, or securing future waivers and/or amendments from our lenders. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to our growers, sell certain assets or divest certain operations.

These factors, including any potential financial obligations resulting from the outcome of the voluntary administration and our obligations under the Parent Guarantee, raise substantial doubt regarding our ability to continue as a going concern. If we are required or desire to raise additional capital in the future, whether as a condition to loan refinancing or separately, such additional financing may not be available on favorable terms, or available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest would be diluted and the terms of these securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets, and may be on terms less favorable than our existing loans. If we fail to obtain additional capital as and when required, such failure could have a material impact on our business, results of operations and financial condition. If we are required or desire to raise additional capital in the future, such additional financing may not be available on favorable terms, or available at all.

In addition, as a result of geopolitical and macroeconomic events, such as global inflation, bank failures, uncertain market conditions, the ongoing military conflict between Russia and Ukraine and related sanctions, the conflict in the Middle East, and other factors beyond our control, the global credit and financial markets have at times experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, our ability to comply with the terms of our loan agreements has been compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control.

Demand for our seed depends upon a variety of factors, including end demand for the crops grown from the seed. For example, Saudi Arabia announced a discontinuation of import permits for alfalfa seed in fiscal 2024, and as a result, significantly decreased the demand for alfalfa seed in the Middle East. In Saudi Arabia, we recognized $3.7 million and $9.8 million in revenue for the years ended June 30, 2024 and 2023, respectively. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may also be sensitive to fluctuations in market prices for seed.

Market prices for our seed can be impacted by factors such as the quality of the seed and the available supply, including whether lower-priced and higher-quality seed is available. Growing conditions, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests and the adventitious presence of GMO, are primary factors influencing the quality and quantity of the seed and, therefore, the market price at which we can sell our seed to our customers. A decrease in the prices received for our products could have a material adverse effect on our business, results of operations and financial condition.

Our earnings are vulnerable to cost increases.

Future increase in costs, such as the costs of growing seed and shipping seed, could cause our profit margins and earnings to decline unless we are able to pass along the increased price of production to our customers. We may not be able to increase the price of our seed sufficiently to maintain our profit margins and earnings in the future.

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

We have entered into a partnership for the development, marketing and production of camelina. Our future revenues may be substantially dependent on the success of this relationship and we do not have any control over the operations or decision-making of the partnership. This partnership may not be successful, and we may be unable to realize any significant recurring commercial benefit from them.

As part of our overall business strategy, we have entered into a partnership with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell), for the development and production of sustainable biofuel feedstocks through Vision

Bioenergy Oilseeds LLC, an entity in which we retained a 34% interest. We believe our future revenues may be substantially dependent on the success of this partnership.

Our partnership partner has primary responsibility for, and control over, the operations of this partnership, including the development, marketing and production of the products on which they are focused. We have limited or no control over our partner's decisions, including the amount and timing of resources that they dedicate to such activities. If the partnership partner fails to successfully manage the partnership, the development, marketing and/or production of the applicable product may be delayed or may not occur at all. As a result, this collaborative effort may not be as successful as we expect, or at all, and we may be unable to realize any significant recurring commercial benefit from it. This could have a material adverse effect on our business, results of operations, and financial condition, which in turn could result in a significant decline in the market price of our common stock.

Because our seed business is highly seasonal, our revenue, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

Our seed business is seasonal. The seasonal nature of our operations results in significant fluctuations in our working capital during the growing and selling cycles. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net (loss) income on a quarterly basis.

We have had a material concentration of revenue from a small group of customers that fluctuates, and the loss of any of these customers in any quarter could have a material adverse effect on our revenue.

On a historical basis, we have experienced a material concentration of revenue from a small group of customers. This concentration fluctuates from quarter to quarter, depending on our customer's specific requirements, which are themselves cyclical. However, in any particular quarter, we generally have a small group of customers that accounts for a substantial portion of that quarter’s revenue. Most of these customers are not contractually obligated to purchase seed from us. The loss of one or more of these customers on a quarterly basis, when taken year over year, could have a material adverse impact on our business, financial position, results of operations and operating cash flows. We have in the past, and may in the future, suffer material adverse effects from losses arising from a major customer's disputes regarding shipments, product quality or related matters, or from our inability to collect accounts receivable from any major customer. There are no assurances that we will be able to maintain our current customer relationships or that they will continue to purchase our seed in the current projected quantities. Any failure to do so may materially adversely impact our business.

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

We do not directly grow any of the seed that we sell, and therefore, we are entirely dependent upon our network of growers. While we have some supply contracts with our growers of up to seven years in duration, many of our grower contracts cover only one year, which makes us particularly vulnerable to factors beyond our control. Events such as a shift in pricing caused by an increase in the value of commodity crops other than seed crops, increase in land prices, unexpected competition or reduced water availability could disrupt our supply chain. For example, if a particular crop is paying a materially higher price than has been paid in the past, growers may decide to not grow our seed crops in favor of receiving a higher return from an alternative crop planted on the same acreage. Any of these disruptions could limit the supply of seed that we obtain in any given year, adversely affecting supply and thereby lowering revenue. Such disruption could also damage our customer relationships and loyalty to us if we cannot supply the quantity of seed expected by them. In addition, if we are unable to maintain sufficient liquidity to pay our growers as payments come due, this could also damage our relationships with our growers and industry reputation, which could reduce the number of growers willing to contract with us, which could further harm our ability to supply the quantity of seed necessary to meet customer demand.

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

We sell our seed primarily to dealers and distributors who, in turn, sell primarily to farmers who grow crops from the seed. Due to the nature of the seed industry, we normally produce seed according to our production plan before we sell and deliver seed to distributors and dealers. Our dealers and distributors generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our dealers and distributors may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by the end users and otherwise adequately manage production amounts, we may produce more seed than our dealers and distributors want, resulting in excess inventory levels. It may be difficult for us to dispose of all of our inventory on commercially reasonable terms, or at all. Also, retention of excess inventory over extended periods of time increases the risk that certain inventory lots may deteriorate in quality and germination rates. If we determine that the value of our inventories exceeds the market value of product that we reasonably believe we can sell, we may need to record an impairment charge for a portion of our inventory in one or more fiscal periods. For example, our cost of revenue for the years ended June 30, 2024 and 2023 included inventory write-downs of $2.0 million and $2.8 million, respectively, related to certain inventory lots that deteriorated or were expected to deteriorate in quality and germination rates. Any such impairment charge or any failure to sell inventory on commercially reasonable terms could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

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

We currently operate primarily in the agricultural seed business, and we do not expect this to change materially in the foreseeable future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as drought and disease or widespread problems affecting the seed markets, payment disruptions and customer rejection of our seed. If there is a disruption as described above, our revenue and earnings could be reduced, and our business operations might have to be scaled back.

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

The presence of GMO alfalfa in California could impact our sales.

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

We expect our operations related to our sorghum seed business to continue to grow in the future as we expand both domestically and internationally through internal growth and increase our growers’ production. These efforts will require the addition of employees, expansion of facilities and greater oversight, perhaps in diverse locations. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute on our business strategies or respond to competitive pressures, and we may have difficulties maintaining and updating the internal procedures and the controls necessary to meet the planned expansion of our overall business.

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

S&W Australia's voluntary administration is expected to result in S&W Australia’s business no longer being conducted through us, which would significantly reduce the scope of our overall worldwide operations and could have a material adverse effect on our business, financial position and results of operations.

As a result of the voluntary administration process, we currently do not control S&W Australia, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. We expect that S&W Australia will no longer be our subsidiary, or owned or controlled by us in any manner, and therefore all of the related business conducted out of S&W Australia will cease to be included within the scope of our business. As a result, if, as expected, we do not regain control of S&W Australia at the conclusion of the voluntary administration process, we will no longer include S&W Australia in our consolidated financials. This would significantly reduce the scope of our overall worldwide operations, and could have a material adverse effect on business, financial position and results of operation. S&W Australia had $43.8 million in total assets, $46.4 million in total liabilities and ($2.6) million in stockholders' equity as of June 30, 2024. S&W Australia's revenue and net loss for the year ended June 30, 2024 were $26.4 million and ($10.0) million, respectively, which was included in our consolidated financials as of and for the year ended June 30, 2024.

S&W Australia's voluntary administration may have a negative adverse effect upon our financial condition.

S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under its debt facilities with NAB. However, such acceleration is stayed while S&W Australia is under voluntary administration. Also, S&W Australia’s obligations under the NAB debt facility are guaranteed by us up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024) per our Parent Guarantee. Our obligations under the Parent Guarantee are not subject to a stay in connection with S&W Australia’s voluntary administration. As a result, S&W Australia's financial dependency on us could have a negative adverse effect upon our financial condition.

Changes in government policies and laws could adversely affect international sales and therefore our financial results.

Historically, sales to our distributors who sell our proprietary seed varieties outside the United States have constituted a meaningful portion of our annual revenue. We anticipate that sales into international markets will represent a material amount of our total sales and that continued growth and profitability will require further international expansion. Our financial results could be affected by various conditions, including changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. For example, in fiscal 2024, the Department of Ministry in Saudi Arabia discontinued their approval of import permits for all forage seed, which includes alfalfa and all grasses, as a means of water conservation, which adversely affected our international sales. These conditions may also include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced distribution of our products into international markets and reduced profitability associated with such sales.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Developments in these jurisdictions and geographies may have a significant effect on our operations. For example, Saudi Arabia announced a discontinuation of import permits for alfalfa seed in fiscal 2024, and as a result, significantly decreased the demand for alfalfa seed in the Middle East. In Saudi Arabia, we recognized $3.7 million and $9.8 million in revenue for the years ended June 30, 2024 and 2023, respectively. Our operations outside the U.S. are subject to special risks and restrictions, including, without limitation:

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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Following the invasion of Ukraine by Russia in early 2022, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. Shifts in these underlying conditions may negatively impact our profit margins. Furthermore, our market environment and, consequently, our business performance may be adversely impacted.

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

Logistical challenges could negatively impact our business.

We may experience logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports and overall volatility of shipping and transportation costs, which may reduce our ability to recognize revenue timely and as such, harm our results of operations.

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

Even with these measures in place, it would be possible for persons with access to our seed or plants grown from our seed to reproduce and market products substantially similar to our proprietary seed varieties, which could significantly harm our business and our reputation. Third parties may challenge the validity, enforceability and scope of our intellectual property rights. Furthermore, we sell our products in several countries and the laws of some countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Litigation may be necessary to protect our proprietary property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could market products that compete with our proprietary products without obtaining a license from us.

Actual or threatened public health pandemics or outbreaks may adversely impact on our business, operations and the markets and communities in which we, our partners and customers operate.

Actual or threatened public health pandemics or outbreaks may adversely impact our business, operations and the markets and communities in which we, our partners and customers operate. For example, the COVID-19 pandemic and actions taken to slow its spread had an adverse impact on our operations, including disruptions of shipments of our seed products, increased foreign exchange rate volatility, reduced in-person sales interactions, and other disruptions which affected our results and financial condition. We cannot predict if or when other similar disease outbreaks will emerge that cause similar disruptions. The extent to which future pandemics may impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the timing and duration of future pandemics, the transmissibility and severity of illness caused by future pandemics, the efforts by governments and businesses to contain the spread of future pandemics, business closures or business disruptions and the impact on the economy and capital markets. Similar disruptions or disease outbreaks could delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

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

Despite all precautions, operations at our sites may be disrupted by fires, power outages, process changeovers – including those due to restrictions on the use of certain chemical substances – or plant breakdowns, for example. In addition, some of our production facilities are located in areas that may be affected by natural disasters such as flooding or earthquakes. These risks can lead to production disruptions or stoppages, result in personal injury and damage to our reputation, lead to declines in sales and/or profit margins, and necessitate the reconstruction of damaged infrastructure.

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

Risks Related to our Financial Position and Investment in Our Securities

The terms of our loan and security agreement with CIBC and MFP, S&W Australia's debt facilities with NAB, and our AgAmerica note place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

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

If we default under the credit facility and are unable to obtain a waiver from CIBC, CIBC may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. Debt covenants are stated in the March 22, 2023 amendment with CIBC, with waivers noted in the September 25, 2023 and May 13, 2024 amendments. Current covenants are in the July 3, 2024 amendment. We cannot guarantee that we will be able to comply with all of the covenants contained in the CIBC loan agreement in the future, or secure additional waivers if or when required. If we are unable to comply with or obtain a waiver of any noncompliance under the loan agreement, CIBC could declare an event of default or require us to further renegotiate the loan agreement on terms that may be significantly less favorable to us, or we may be required to seek additional or alternative financing. Although we have secured a lending commitment from MFP to address certain of these risks, we cannot assure you that we will be able to comply with the terms of the loan agreement with MFP, and we would still need to seek refinancing of the MFP loan agreement if any amounts became payable under the MFP loan agreement. If we were to seek additional or alternative financing, any such financing may not be available to us on commercially reasonable terms, if at all.

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

S&W Australia's debt facilities with NAB also contain various covenants. If S&W Australia default under the NAB debt facilities, NAB may declare all outstanding obligations immediately due and payable, which may require S&W Australia to seek additional or alternate financing and/or modify our operational plans. S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under the NAB debt facility. However, such acceleration is stayed while S&W Australia is under voluntary administration. S&W Australia’s obligations under the NAB debt facility are guaranteed by us up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024) per the Parent Guarantee. Our obligations under the Parent Guarantee are not subject to a stay in connection with S&W Australia’s voluntary administration.

As our amended CIBC Loan Agreement matures within the next 12 months, we cannot assure you that we will succeed in securing future refinancing on commercially reasonable terms, if at all, and whether such terms may be more restrictive than the provisions governing the lending agreements. In addition, we cannot assure you that we will not experience an event of default or be required to further renegotiate with, or seek additional waivers from our lenders, including on terms that may be significantly less favorable to us, before we are able to refinance the loan agreement, if ever. Any declaration by our lenders of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline. If we are unable to access funds to meet those obligations or to renegotiate our agreements, our lenders could foreclose on our pledged assets and we would have to immediately cease operations. In addition, during the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance is subject to increase. Upon an event of default, our lenders could also require us to repay the loan immediately, together with a prepayment penalty, and other fees. If we were to renegotiate our lending agreements under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, our lenders' rights to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by our lenders of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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
•
market conditions for sorghum and alfalfa seed;
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

If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “SANW.” To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share. On November 14, 2023, we received a letter from The Nasdaq Stock Market, or Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 13, 2024, to regain compliance with Nasdaq’s bid price requirement. On May 14, 2024, we received a notice from the Listing Qualifications Department of Nasdaq informing us that Nasdaq granted us an additional 180 calendar days, or until November 11, 2024, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Rule.

Our stockholders approved, at a special meeting of stockholders held on September 26, 2024, pursuant to Nevada revised statutes 78.2055, a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-20, and on October 4, 2024 our Board unanimously approved a reverse stock split of all issued and outstanding shares of the Company’s common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024 and our common stock began trading on a split-adjusted basis commencing upon market opening on The Nasdaq Capital Market on October 18, 2024.

If we do not regain compliance with the minimum bid price requirement by November 11, 2024, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There is no assurance, however, that we will regain compliance with the Rule or that our common stock will not be delisted from Nasdaq.

In addition, on October 17, 2024, we received a notice from Nasdaq advising that our failure to timely file this Annual Report on Form 10-K with the SEC was in contravention of Nasdaq Listing Rule 5250(c)(1), or the Filing Requirement, and could serve as an additional deficiency and basis for the delisting of our securities from Nasdaq. We have 60 days from the date of the notice to submit a plan to regain compliance with the Filing Requirement for consideration by Nasdaq. We intend to timely submit a plan, including, but not limited to, a reference to the filing of this Form 10-K. There is no assurance, however, that we will regain compliance with the Listing Requirement or that our common stock will not be delisted from Nasdaq.

We completed a private placement of our Series B Redeemable Convertible Non-Voting Preferred Stock on February 18, 2022, and if we are required to redeem such shares of preferred stock, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.

We issued 1,695 shares of Series B Redeemable Convertible Non-Voting Preferred Stock, or Series B Preferred Stock, in connection with our February 2022 private placement. Unless prohibited by Nevada law governing distributions to stockholders, the Series B Preferred Stock is redeemable, at any time after August 18, 2025, upon written request from the holders of a majority of the outstanding shares of Series B Preferred Stock, at a price equal to its stated value, plus any cash dividends accrued but unpaid thereon. As of June 30, 2024, the aggregate stated value of our Series B Preferred Stock was $5.8 million. If a holder of the Series B Preferred Stock requests redemption we will be required to redeem such shares of preferred stock. However, we may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. If such redemptions are permitted, our available cash will be negatively impacted as a result of such redemptions. In addition, such reduction in our available cash could decrease the trading price of our common stock.

If we issue additional securities with rights superior to our common stock, the holdings of those owning our common stock could be further diluted or subordinated to the rights of the holders of preferred stock.

We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our Board is authorized by our articles of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. Our Board has authorized the issuance of 3,323 shares of Series B Redeemable Convertible Non-Voting Preferred Stock, of which 1,695 shares are outstanding as of June 30, 2024. Any future sales of securities could adversely affect the interests or voting rights of the holders of our common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

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

Our articles of incorporation and bylaws contain provisions that would make it more difficult for a third party to acquire control of us, including a provision that our Board may issue preferred stock without stockholder approval. In addition, certain anti-takeover provisions of Nevada law, if and when applicable, could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders.

We identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.

Effective internal control over financial reporting is necessary for us to detect and prevent material misstatements in a timely manner in order to provide reasonable assurance regarding the reliability of our financial reporting and the presentation of our financial statements in accordance with U.S. GAAP. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit to the SEC is accumulated and communicated to management to allow timely decisions regarding required disclosure. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, we determined that we had a material weakness as of June 30, 2024 because of a lack of adequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under U.S. GAAP. This principally resulted from (1) our failure to effectively evaluate the business information presented to and reviewed by the CODM in making decisions on assessing performance and allocating resources and (2) our failure to disaggregate revenue into appropriate subcategories for footnote disclosure purposes. Accordingly, our disclosure controls and procedures at the end of each of the quarterly reporting periods in fiscal 2024, and as of June 30, 2024, were not effective and our internal control over financial reporting as of June 30, 2024 was also not effective due to the material weakness discussed above.

We are implementing certain changes in our internal control as of the filing of this report to address the material weakness. We are implementing, among others, quarterly monitoring of any changes within the Company and the impact on our financial reporting, and updating internal policies and internal control procedures to address this material weakness. The remediation actions are being monitored by the Audit Committee of our Board. However, we cannot assure you that these efforts will remediate this material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate this material weakness. If we are unable to successfully remediate this material weakness, design or operate effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Any additional undetected material weaknesses in our internal controls could lead to further financial statement restatements and require us to incur additional expenses of remediation. In addition, if we are unable to remediate this material weakness, or if we are otherwise unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have established security practices and safeguards designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, data, and operational continuity. We conduct risk assessments to identify potential cybersecurity threats, which include evaluating the likelihood and potential impact of these threats, identifying system and network vulnerabilities, and assessing the effectiveness of our existing controls. Upon identification and assessment of risks, we develop and implement what management believes to be appropriate measures in order to manage these risks, which may involve enhancing security controls, implementing new technologies, training employees, or changing business processes. We maintain change management processes, monitoring practices, and data protection measures designed to mitigate cybersecurity risks and regularly review our systems for potential threats. Such processes and practices to assess, identify, and manage cybersecurity incidents are integrated into our overall risk management processes.

Our Chief Financial Officer, also acting as our Compliance Officer, is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from our IT staff, who oversee our cybersecurity processes on a day-to-day basis. Our Board is responsible for the oversight of management’s efforts to address cybersecurity risks. Management updates the Board on an ongoing basis concerning any significant cybersecurity incidents or risk exposures that have come to management’s attention during the conduct of their assessments, the steps management has taken to mitigate such exposures, and any changes to the processes of identifying, assessing, and monitoring cybersecurity threats.

For the fiscal year ended June 30, 2024, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Item 2. Properties

The following is a description of our material properties:

Location	Segment	Primary Use	Leased or Owned

United States:
Dumas (Moore County), Texas	Americas	Warehouse storage	Owned by S&W Seed Company
Kern County, California	Americas	Farmland suitable for farming alfalfa seed and alfalfa hay	Leased by S&W Seed Company
Longmont (Boulder County), Colorado	Americas	Corporate Headquarters for S&W	Leased by S&W Seed Company
Lubbock (Lubbock County), Texas	Americas	Research facilities and warehouse storage	Leased by S&W Seed Company
Lubbock (Lubbock County), Texas	Americas	Research greenhouse	Leased by S&W Seed Company
Lubbock (Lubbock County), Texas	Americas	Laboratory and general office	Leased by S&W Seed Company
New Deal (Lubbock County), Texas	Americas	Processing facility and production warehouse storage	Owned by S&W Seed Company
Tulia (Swisher County), Texas	Americas	Warehouse storage	Leased by S&W Seed Company
Victoria (Victoria County), Texas	Americas	Warehousing and production storage	Leased by S&W Seed Company

Australia:
Cambooya, Queensland	International	Research farm	Leased by S&W Australia
Deniliquin, New South Wales	AUSDOM	Processing facility	Leased by S&W Australia
Keith, South Australia	International	Processing facility	Owned by S&W Australia
Keith, South Australia	International	Research farm	Leased by S&W Australia
Penfield, South Australia	AUSDOM	Warehousing and production storage and research and development	Leased by S&W Australia
Toowoomba, Queensland	International	Research and development and warehousing and production storage	Leased by S&W Australia

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

On July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A voluntary administration involves an investigation of available options to provide a better return to creditors and, if possible, to save the business.

There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Regarding Our Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “SANW.”

Holders

As of October 28, 2024, we had 50 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities in fiscal 2024 that have not been previously reported on a Current Report on Form 8-K.

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

Executive Overview

We are a global multi-crop, middle-market agricultural company and a market leader in the breeding, production and sale of sorghum and alfalfa seeds. We are also leveraging our camelina seed technology in our partnership with Equilon Enterprises LLC (dba Shell Oil Products, or Shell) in the United States to demonstrate how agriculture and energy can work together to lower carbon emissions by producing domestically sourced sustainable biofuel feedstocks.

Our seed platform develops and supplies high quality trait and germplasm designed to produce higher yields for farmers. In fiscal 2024, we sold over 650 seed products in more than 30 countries. We maintain an active product pipeline and expect to introduce at least 10 new alfalfa and sorghum products in North America during fiscal 2025. We also plan to continue development activities aimed at generating high-value improved traits in our crops and to continue commercialization of seed products carrying those traits.

Strategic Review

We have maintained our strategic path for operations and future growth in sorghum while continuing to execute and refine our key centers of value for our alfalfa business. With grower adoption of our Double Team sorghum solution accelerating since its fiscal 2022 launch and the continued technological development of our traited forage and grain sorghum products planned in fiscal 2025, including the introduction of two new traits - the second generation of Double Team and Prussic Acid Free - we believe we are in a unique position to be the leading technology provider of this important global crop.

We have continued to align our cost structure to support our key centers of value in order to drive the business towards profitability. In fiscal 2023, we decided to pause our development of stevia leaf and re-evaluate its longer-term profit opportunity with our partners. We have reduced obsolescence costs through improved life cycle management and SKU optimization efforts with the reduction of low margin forage lines and seed treatment offerings. In fiscal 2024, we recognized improvement in our seed cost position as additional operational efficiency plans are implemented and guided by best-in-class cost standards.

In fiscal 2025, we plan to launch a new business model for many of our private label customers focused on licensing our product for them to sell. There will be multiple components, including a production agreement, germplasm agreement, and trait agreement, where applicable. The production agreement will provide customers with their requested, high quality seed, while the germplasm and trait agreements will only allow us to collect revenue based on the product the customer sells, which is treated as a royalty. We believe that by switching to this strategy, we will not only be more aligned with our competitors, but also provide our customers with more flexibility and control over their costs.

Ongoing Voluntary Administration Process Involving S&W Australia

We previously announced in 2023 that we were evaluating the possibility of a strategic transaction involving our international operations, which is headquartered within S&W Seed Company Australia Pty Ltd, or S&W Australia, our wholly-owned subsidiary. That process has not resulted in the consummation of a transaction and on July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A number of factors combined to lead S&W Australia to conclude that the voluntary plan of administration was necessary and advisable, including the lack of viable strategic alternatives for the entity, Saudi Arabia’s recent discontinuation of import permits for alfalfa seed, and the increased risk that S&W Australia would be unable to meet its loan obligations.

As a result of the voluntary administration process, we currently do not control S&W Australia, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. We expect that S&W Australia will no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia will cease to be included within the scope of our business. As a result, if, as expected, we do not regain control of S&W Australia at the conclusion of the voluntary administration process, we will no longer include S&W Australia in our consolidated financials.

S&W Australia had $43.8 million in total assets, $46.4 million in total liabilities and ($2.6) million in stockholders' equity as of June 30, 2024. S&W Australia's revenue and net loss for the year ended June 30, 2024 were $26.4 million and ($10.0) million, respectively, which is included in our Consolidated Financial Statements as of and for the year ended June 30, 2024.

Reverse Stock Split

At a special meeting of stockholders held on September 26, 2024, our stockholders approved a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of our board of directors, or Board, and on October 4, 2024 the Board unanimously approved a reverse stock split of all issued and outstanding shares of our common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024.

Our common stock began trading on a split-adjusted basis commencing upon market opening on The Nasdaq Capital Market on October 18, 2024. We have retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

Global Economic Conditions

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the conflict in the Middle East, the import ban on alfalfa seed in Saudi Arabia, uncertain market conditions, including higher inflation and supply chain disruptions, recent bank failures, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. We shipped $1.4 million of our product to Sudan in fiscal 2024, all of which occurred in the first half of the fiscal year. In Saudi Arabia, the Department of Ministry recently discontinued their approval of import permits for all forage seed, which includes alfalfa and all grasses, as a means of water conservation. To help mitigate any reduction in seed sales to Saudi Arabia, we are actively exploring sales into adjacent markets in the region.

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

Our product revenue is predicated on our ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed, and their buying decisions can be shaped by actual or perceived disruptions in our distribution and supply channels, or concerns about our ability to timely fulfill their orders. If our customers delay or decrease their orders due to potential disruptions in our distribution and supply channels, including as a result of adverse geopolitical and macroeconomic events, this will adversely affect our product revenue.

During the fiscal years ended June 30, 2024 and 2023, we experienced numerous logistical challenges due to limited availability of trucks for product deliveries, congestion at the ports, and overall volatility of shipping and transportation costs. These logistical challenges may persist throughout fiscal 2025, which may, among other things, delay or reduce our ability to recognize revenues within a particular fiscal period and harm our results of operations.

The ultimate impact of adverse geopolitical and macroeconomic events will have on our Consolidated Financial Statements remains uncertain and ultimately will be dictated by the length and severity of such events and any broad-based supply chain disruptions, labor shortages, rising levels of inflation and interest rates, tightening of credit markets or other developments resulting from recent geopolitical and macroeconomic events. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and Consolidated Financial Statements.

Components of Our Statements of Operations Data

Revenue and Cost of Revenue

Revenue

We derive most of our revenue from the sale of our proprietary seed varieties and hybrids. We expect that over the next several years, a substantial majority of our revenue will be generated from the sale of sorghum and alfalfa, although we are continually assessing other possible product offerings or means to increase revenue, including expanding into higher margin crops.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries. In fiscal 2024 we were impacted , among other things, by the military conflict between Russia and Ukraine, the armed conflict in Sudan, the conflict in the Middle East, the import ban on alfalfa seed in Saudi Arabia, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of current geopolitical and macroeconomic conditions.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenue relates to sale of our seed products and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs. Gross profit represents the profit remaining after deducting these costs from total revenue. As Double Team sorghum continues to gain market acceptance, we expect to see additional favorability in our gross profit.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee costs, including salaries, employee benefits and share-based compensation, as well as professional service fees, insurance, marketing, travel and entertainment expense, public company expense and other overhead costs. We proactively take steps on an ongoing basis to control selling, general and administrative expenses as much as is reasonably possible.

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

Depreciation and Amortization

We amortize intangible assets, including those acquired from Pasture Genetics Ltd., or Pasture Genetics, in 2020, Chromatin Inc. in 2018 and from SV Genetics Pty Ltd in 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, 7 to 10 years for leasehold improvements and 2 to 5 years for vehicles.

Impairment Charges

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted future cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Other (Income) Expense

Other (income) expense consists of foreign currency gains and losses, interest expense, interest expense resulting from the amortization of debt discount, the gain on sale of business interest, the loss on sale of equity investment, the gain on disposal of intangible assets, government grant income, and other income. Interest expense and interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities. Amortization of the MFP Letter of Credit (as defined below) asset is also recorded to Interest expense - amortization of debt discount.

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

Results of Operations

Fiscal Year Ended June 30, 2024 Compared to the Fiscal Year Ended June 30, 2023

The following table presents our results of operations for the periods indicated:

	Years Ended June 30,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$60,441,646	100.0%	$73,521,291	100.0%	$(13,079,645)	(17.8)%
Cost of revenue (excluding depreciation and amortization shown separately below)	44,631,897	73.8%	58,983,210	80.2%	(14,351,313)	(24.3)%
Gross profit	15,809,749	26.2%	14,538,081	19.8%	1,271,668	8.7%
Operating expenses
Selling, general and administrative expenses	21,725,874	35.9%	22,430,687	30.5%	(704,813)	(3.1)%
Research and development expenses	4,062,419	6.7%	5,237,772	7.1%	(1,175,353)	(22.4)%
Depreciation and amortization	4,288,449	7.1%	4,768,809	6.5%	(480,360)	(10.1)%
(Gain) loss on disposal of property, plant and equipment	(109,746)	(0.2)%	44,335	0.1%	(154,081)	(347.5)%
Impairment charges	3,531,010	5.8%	—	—	3,531,010	-
Total operating expenses	33,498,006	55.4%	32,481,603	44.2%	1,016,403	3.1%
Loss from operations	(17,688,257)	(29.3)%	(17,943,522)	(24.4)%	255,265	(1.4)%
Other (income) expense
Foreign currency loss	1,213,732	2.0%	859,696	1.2%	354,036	41.2%
Government grant income	—	—	(1,444,044)	(2.0)%	1,444,044	(100.0)%
Gain on sale of business interest	—	—	(38,167,102)	(51.9)%	38,167,102	(100.0)%
Loss (gain) on sale of equity investment	534,189	0.9%	(32,030)	(0.0)%	566,219	(1767.8)%
Gain on disposal of intangible assets	—	—	(1,796,252)	(2.4)%	1,796,252	(100.0)%
Interest expense - amortization of debt discount	1,883,573	3.1%	1,975,938	2.7%	(92,365)	(4.7)%
Interest expense, net	5,520,991	9.1%	4,184,067	5.7%	1,336,924	32.0%
Other (income) expenses	(139,067)	(0.2)%	1,552,154	2.1%	(1,691,221)	(109.0)%
(Loss) income before income taxes	(26,701,675)	(44.2)%	14,924,051	20.3%	(41,625,726)	(278.9)%
Provision for (benefit from) income taxes	496,290	0.8%	(763,639)	(1.0)%	1,259,929	(165.0)%
(Loss) income before equity in net earnings of affiliates	(27,197,965)	(45.0)%	15,687,690	21.3%	(42,885,655)	(273.4)%
Equity in loss of equity method investees, net of tax	2,858,424	4.7%	1,252,330	1.7%	1,606,094	128.2%
Net (loss) income	$(30,056,389)	(49.7)%	$14,435,360	19.6%	$(44,491,749)	(308.2)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the fiscal year ended June 30, 2024 and the fiscal year ended June 30, 2023. All comparisons presented are with respect to the prior-year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

If, as expected, we do not regain control of S&W Australia at the conclusion of the voluntary administration process, we will no longer include S&W Australia in our consolidated financial results. S&W Australia's revenue and net loss for the year ended June 30, 2024 were $26.4 million and ($10.0) million, respectively, which was included and reflected in our consolidated financial results for the year ended June 30, 2024.

Revenue

The $13.1 million year-over-year decrease in revenue is primarily due to an $11.4 million decrease in non-dormant alfalfa sales in the Middle East North Africa, or MENA, region due to the ongoing conflict in Sudan, reduced sales into Libya, and the import restrictions enacted in Saudi Arabia, a $2.8 million decrease in the Australian domestic market across all crop segments due to inventory quality and lower pricing, a $2.8 million decrease in non-traited sorghum sales in the United States, a $1.7 million decrease in Mexico driven by decreased non-dormant alfalfa sales that were partially offset with increased grain sorghum sales, and a $1.3 million decrease in sales to Asia of alfalfa and sunflower. This was partially offset by a $4.3 million increase in Double Team sorghum revenue, a $1.7 million increase in dormant alfalfa sales in the U.S., and a $1.0 million increase in grain sorghum to South Africa.

The Company sells a substantial portion of its products to international customers. Sales into international markets represented 58% and 70% of our total revenue during the years ended June 30, 2024 and 2023, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2024		2023
United States	$25,219,997	42%	$22,060,338	30%
Australia	14,574,578	23%	17,414,681	24%
Mexico	3,995,295	7%	5,502,421	8%
Saudi Arabia	3,727,834	6%	9,781,138	13%
South Africa	2,268,241	4%	1,620,601	2%
Pakistan	2,204,096	4%	2,494,981	3%
Libya	2,187,000	3%	4,678,973	6%
Argentina	1,548,654	3%	1,162,369	2%
Sudan	1,421,527	2%	2,612,603	4%
China	405,183	1%	794,500	1%
Other	2,889,241	5%	5,398,686	7%
Total revenue	$60,441,646	100%	$73,521,291	100%

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenue (excluding depreciation and amortization) decreased year-over-year and our gross profit margin increased to 26.2% in fiscal 2024 from 19.8% in fiscal 2023. The 6.4 percentage point increase is attributed to increased sales of higher margin products including Double Team sorghum (6.3 percentage points) and improved focus on inventory management and reducing operational costs while increasing efficiencies in our production facilities (3.9 percentage points), offset by decreased margin of non-dormant alfalfa margin driven by reduced demand in MENA region (-3.4 percentage points) and lower volumes in the Australian domestic market (-0.4 percentage points).

Cost of revenue for fiscal years 2024 and 2023 included inventory write-downs of $2.0 million and $2.8 million, respectively. Inventory write-downs are generally related to (1) the scrapping of certain inventory lots that have deteriorated in quality and germination rates during the year, (2) the recording of reserves against remaining seed inventory for estimated future deterioration in quality and germination over the product life cycle, and (3) the recording of adjustments to the carrying costs of specific products in excess of market values. Improved inventory life-cycle management accounts for the primary improvement seen in fiscal 2024, which we expect will continue for the foreseeable future.

Excluding inventory write-downs, the gross profit would have been 29.4% in fiscal 2024 compared to 23.6% in fiscal 2023, an increase of 5.8 percentage points. We believe it is useful to exclude inventory write-downs in calculating adjusted gross profit to provide investors with a method to compare our operating results to prior periods and to peer companies.

Selling, General and Administrative Expenses

The $0.7 million decrease in selling, general and administrative expenses is attributable to a $1.0 million decrease in acquisition and other transaction related expenses from our Vision Bioenergy and Trigall Australia partnerships that occurred in fiscal 2023, a $0.8 million decrease in employee compensation and other employee expenses, and a $0.3 million decrease in expenses attributable to our service level agreement with Vision Bioenergy, offset by a $0.5 million increase in bad debt expense, a $0.5 million increase in professional fees driven primarily by the audit of the fiscal 2023 financial statements, and a $0.4 million increase in restructuring charges related to the Australian entity.

Research and Development Expenses

The year-over-year decrease in research and development expenses of $1.2 million is attributable to a $0.7 million decrease in salaries, wages, and related employment expenses as a result of management's cost reduction efforts and narrowed program focus, a $0.3 million decrease in other research and development expenses including outside services, yield trials, and field expenses as a result of management's cost reduction efforts and narrowed R&D program focus, a $0.1 million decrease in office expenses, and a $0.1 million decrease in expenses attributable to services provided to Vision Bioenergy.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.5 million following contributions of intangible and fixed assets to the Trigall and Vision Bioenergy partnerships.

(Gain) Loss on Disposal of Property, Plant and Equipment

In fiscal 2024, we recognized a $0.1 million gain on disposal of property, plant and equipment compared to a $0.0 million loss in fiscal 2023.

Impairment Charges

For the year ended June 30, 2024, we recorded a $3.5 million impairment charge related to our long-lived assets impairment analysis as of June 30, 2024. Based on such analysis, we determined that for one asset group, its carrying value exceeded its undiscounted future cash flows. As such, we assessed the fair values of the assets in this asset group, which included a customer relationships intangible. A third party completed the fair value valuation for this customer relationships intangible using the multi-period excess earnings method, which resulted in us recognizing the impairment charge of $3.5 million to Impairment charges on the Consolidated Statements of Operations for the year ended June 30, 2024. No impairment was recognized for the year ended June 30, 2023.

Foreign Currency Loss

The increase in foreign currency loss for fiscal 2024 was attributable to fluctuations in foreign currency exchange rates between the Australian dollar and U.S. dollar.

Government Grant Income

In fiscal 2023, we recognized $1.4 million in government grant income attributable to an Employee Retention Credit recognized for certain periods in 2021 under the Coronavirus Aid, Relief, and Economic Security Act.

Gain on Sale of Business Interest

In fiscal 2023, we recognized a gain on sale of business interest related to the sale of a 66% interest in Vision Biofuels to Shell. The $38.2 million gain was determined by the amount of consideration paid by Shell for the 66% interest plus the proportionate valuation of our retained 34% interest, less the carrying value of the assets we contributed to Vision Bioenergy.

Loss (Gain) on Sale of Equity Investment

In fiscal 2024, we recognized a $0.5 million loss on the sale of our equity investment related to Trigall Australia. S&W Australia's 20% interest in Trigall Australia was sold to Trigall in April 2024.

Gain on Disposal of Intangible Assets

In fiscal 2023, we recognized an $1.8 million gain on disposal of intangible assets as a result of the contribution of our Australia-based wheat breeding program and related assets to Trigall Australia in furtherance of the partnership with Trigall Australia.

Interest Expense - Amortization of Debt Discount

The slightly decreased debt amortization expense is due to the amortization of the financial commitment asset established in conjunction with the granted MFP Warrants in fiscal 2023 and decreased amortization of costs associated with the completion of refinancing our CIBC Credit Facility.

Interest Expense, Net

Interest expense for the years ended June 30, 2024 and 2023 primarily consisted of interest incurred on our working capital credit facilities with CIBC and NAB, the MFP Loan, and equipment capital leases. The $1.3 million increase was primarily driven by increases in average borrowings and increased interest rates on the working capital credit facilities.

Other (Income) Expenses

The year-over-year change is driven by the fiscal 2023 write-off of $1.5 million in lender fees due to our coming to an agreement with CIBC, our existing lender. These fees were associated with uncompleted financing efforts with other lenders. There was minimal activity hitting Other expenses (income) in fiscal 2024.

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $0.5 million for the year ended June 30, 2024, compared to an income tax benefit of ($0.8) million income tax benefit for the year ended June 30, 2023. Our effective tax rate was (1.9%) for the year ended June 30, 2024 compared to (5.1%) for the year ended June 30, 2023. Our effective tax rate was relatively consistent year over year. Our tax expense is substantially driven by our valuation allowance. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operating results, as such results are generally incorporated in our net operating loss deferred tax asset position, which has a full valuation allowance against it. However, we do record certain tax expenses and benefits related to our U.S. state tax return liabilities.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $2.9 million and $1.3 million for the fiscal years ended June 30, 2024 and 2023, respectively, was related to our proportionate share of loss from our 34% interest in Vision Bioenergy and our 20% interest in Trigall Australia. S&W Australia sold its 20% interest in Trigall Australia to Trigall in April 2024.

Results of Business Segments

We have three operating and reportable segments that correspond with our operating model, management structure, and internal reporting reviewed by our Chief Operating Decision Maker, who is our President and Chief Executive Officer. Our Chief Operating Decision Maker allocates resources and assesses performance based on these segments with the key performance metric utilized being gross profit, which varies across segments. Our three operating segments, each its own reportable segment, are Americas, International, and AUSDOM.

Americas: Consists of operations in the United States that results in sales across North and South America. Total revenue for the Americas segment represented 52% and 40% of our total revenue for the years ended June 30, 2024 and 2023, respectively, and was largely made up of sorghum and alfalfa products. Americas revenue increased by $1.4 million for the year ended June 30, 2024 compared to the year ended June 30, 2023, largely attributable to increased Double Team sorghum sales offset by decreased non-traited sorghum sales in the United States.

International: Consists of operations in Australia and the United States that results in sales to countries not covered in the other two segments. A large concentration of these sales are alfalfa sales to the MENA region. Total revenue for the International segment represented 24% and 36% of the our total revenue for the years ended June 30, 2024 and 2023, respectively, and was largely alfalfa product sales in addition to some sorghum and sunflower product sales. Total revenue decreased by $11.7 million for the year ended June 30, 2024 compared to the year ended June 30, 2023, largely attributable to decreased alfalfa sales to the MENA region.

AUSDOM: Consists of operations in Australia that are related to the Australian domestic business. Total revenue for the AUSDOM segment represented 24% and 24% of our total revenue for the years ended June 30, 2024 and 2023, respectively, and was predominantly made up of pastures, alfalfa and sorghum products. For the year ended June 30, 2024, total revenue decreased by $2.8 million in the Australian domestic market across all crops segments due to inventory quality and lower pricing compared to the year ended June 30, 2023.

Our total revenue broken out by reportable segment for the years ended June 30, 2024 and 2023 were as follows:

	Years Ended June 30,
	2024		2023
Americas	$31,303,721	52%	$29,879,113	40%
International	14,573,037	24%	26,228,095	36%
AUSDOM	14,564,888	24%	17,414,083	24%
Total revenue	$60,441,646	100%	$73,521,291	100%

Our total revenue, gross profit and gross profit percentage broken out by reportable segment for the years ended June 30, 2024 and 2023 were as follows:

	Years Ended June 30,
	2024	2023
Americas
Revenue	$31,303,721	$29,879,113
Gross Profit	9,183,503	5,093,635
Gross Profit %	29.3%	17.0%
International
Revenue	$14,573,037	$26,228,095
Gross Profit	4,096,962	7,119,786
Gross Profit %	28.1%	27.1%
AUSDOM
Revenue	$14,564,888	$17,414,083
Gross Profit	2,531,751	2,229,837
Gross Profit %	17.4%	12.8%

The Americas segment had the highest gross profit percentage for the year ended June 30, 2024, being 29.3%, which was also a significant increase compared to the year ended June 30, 2023, which had a 17.0% gross profit. The significant increase can largely be attributable to increased sales of our higher margin Double Team sorghum products. All three segments saw improvement year-over-year due to improved focus on inventory management and reducing operating costs while increasing efficiencies in our production facilities.

Restated Segment Information for Interim Periods

Pursuant to a Current Report on Form 8-K filed by us on October 23, 2024, we are restating our footnote disclosure contained in our interim unaudited Condensed Consolidated Financial Statements for each of the quarterly periods included in the Company's Quarterly Reports on Form 10-Q filed with the SEC on November 9, 2023, February 14, 2024, and May 14, 2024, respectively, to include disclosure regarding our business segments. These previously filed quarterly reports erroneously reported a single reportable segment when they should have reported the following three operating and reportable segments: Americas, International, and AUSDOM. Other consists of unallocated corporate expenses and other business activities not captured in the three reportable segments. This restatement has no impact on our previously reported unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows.

The below table is supplementary data presenting the unaudited quarterly financial information by segment for each applicable quarter in fiscal 2024 and fiscal 2023, as restated:

	As Restated
	Quarter Ended			Quarter Ended
	September 30, 2023	December 31, 2023	March 31, 2024	September 30, 2022	December 31, 2022	March 31, 2023
Revenue
Americas	$4,854,052	$7,290,635	$9,912,489	$5,601,193	$4,386,778	$8,511,307
International	9,574,812	2,145,618	1,708,289	11,614,248	6,010,977	1,800,490
AUSDOM	2,003,602	1,428,556	6,703,857	2,585,832	2,540,047	7,350,510
Other	-	-	-	64,592	-	-
Revenue	16,432,466	10,864,809	18,324,635	19,865,865	12,937,802	17,662,307

Gross profit
Americas	960,816	3,352,235	2,848,911	538,799	1,651,680	3,096,895
International	3,606,136	(357,007)	1,055,421	3,601,701	679,898	710,707
AUSDOM	445,540	293,896	1,125,081	291,406	418,107	622,869
Other	(1,178)	-	(113)	72,605	(394)	-
Gross Profit	$5,011,314	$3,289,124	$5,029,300	$4,504,511	$2,749,291	$4,430,471

We do not allocate Other (income) expense, Equity in loss of equity method investees, net of tax, or Assets by segment as these are not provided to our Chief Operating Decision Maker.

For the three months ended September 30, 2023 and 2022, the restated revenue and gross profit by segment is presented below:

As Reported				As Restated
For the three months ended September 30, 2023				For the three months ended September 30, 2023
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	16,432,466	5,011,314	30.5%	Americas	4,854,052	960,816	19.8%
				International	9,574,812	3,606,136	37.7%
				AUSDOM	2,003,602	445,540	22.2%
				Other	-	(1,178)	0.0%
Total	16,432,466	5,011,314	30.5%	Total	16,432,466	5,011,314	30.5%

As Reported				As Restated
For the three months ended September 30, 2022				For the three months ended September 30, 2022
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	19,865,865	4,504,511	22.7%	Americas	5,601,193	538,799	9.6%
				International	11,614,248	3,601,701	31.0%
				AUSDOM	2,585,832	291,406	11.3%
				Other	64,592	72,605	112.4%
Total	19,865,865	4,504,511	22.7%	Total	19,865,865	4,504,511	22.7%

Despite lower revenue across all three segments for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, gross profit increased across all segments, as compared to the three months ended September 30, 2022. The International segment had the highest gross profit percentage for the three months ended September 30, 2023 and 2022, being 37.7% and 31.0%, respectively, with the year over year increase driven by increased global alfalfa margins due to pricing in the global market. The Americas segment saw gross profit increase by 10.2% due to gross profit improvement in both non-traited sorghum products due to better inventory and sales life cycle management as well as higher margin Double Team sorghum products due to increased sales for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Although revenue in the AUSDOM segment decreased due to dry planting conditions, gross profit increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to improved inventory life-cycle management resulting in fewer inventory write-downs.

For the three months ended December 31, 2023 and 2022, the restated revenue and gross profit by segment is presented below:

As Reported				As Restated
For the three months ended December 31, 2023				For the three months ended December 31, 2023
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	10,864,809	3,289,124	30.3%	Americas	7,290,635	3,352,235	46.0%
				International	2,145,618	(357,007)	-16.6%
				AUSDOM	1,428,556	293,896	20.6%
Total	10,864,809	3,289,124	30.3%	Total	10,864,809	3,289,124	30.3%

As Reported				As Restated
For the three months ended December 31, 2022				For the three months ended December 31, 2022
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	12,937,802	2,749,291	21.3%	Americas	4,386,778	1,651,680	37.7%
				International	6,010,977	679,898	11.3%
				AUSDOM	2,540,047	418,107	16.5%
				Other	-	(394)	0.0%
Total	12,937,802	2,749,291	21.3%	Total	12,937,802	2,749,291	21.3%

Despite lower revenue for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, gross profit improved by 9.0%. This improvement was driven by the Americas segment, which saw a $2.8 million increase in higher margin Double Team sorghum revenue between these two periods. Although the AUSDOM segment had a $1.1 million decrease in revenue due to dry planting conditions, gross profit, as a percentage of revenue, improved for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 due to improved inventory life-cycle management resulting in fewer inventory write-downs. The significant decrease in revenue and negative gross profit for the three months ended December 31, 2023 compared to December 31, 2022 in the International segment was largely due to management's decision to not discount non-dormant alfalfa seed as cheaper European seed disrupted the MENA region as well as government incentives to produce wheat in Saudi Arabia reducing demand.

For the six months ended December 31, 2023 and 2022, the restated revenue and gross profit by segment is presented below:

As Reported				As Restated
For the six months ended December 31, 2023				For the six months ended December 31, 2023
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	27,297,275	8,300,438	30.4%	Americas	12,144,687	4,313,051	35.5%
				International	11,720,430	3,249,129	27.7%
				AUSDOM	3,432,158	739,436	21.5%
				Other	-	(1,178)	0.0%
Total	27,297,275	8,300,438	30.4%	Total	27,297,275	8,300,438	30.4%

As Reported				As Restated
For the six months ended December 31, 2022				For the six months ended December 31, 2022
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	32,803,667	7,253,802	22.1%	Americas	9,987,971	2,190,479	21.9%
				International	17,625,225	4,281,599	24.3%
				AUSDOM	5,125,879	709,513	13.8%
				Other	64,592	72,211	0.0%
Total	32,803,667	7,253,802	22.1%	Total	32,803,667	7,253,802	22.1%

Despite revenue decreasing by $5.5 million in the six months ended December 31, 2023 compared to the six months ended December 31, 2022, gross profit improved by $1.0 million. Revenue and gross profit improved by $2.2 million and $2.1 million, respectively, in the Americas segment for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, driven by a $3.3 million increase in higher margin Double Team sorghum revenue and a $0.8 million increase in grain sorghum sales into Mexico due to an increased focus on selling sorghum in that market offset by a $2.4 million decrease in Mexico non-dormant alfalfa sales due to wet conditions causing missed plantings. The International segment had a $5.9 million decrease in revenue for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, driven by decreased sales in the MENA region caused by management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market and government incentives to produce wheat in Saudi Arabia reduced demand. The AUSDOM segment had decreased sales of sorghum, pasture products, forage cereals and non-dormant alfalfa seed in the six months ended December 31, 2023 compared to the six months ended December 31, 2022 due to dry planting conditions; however, due to improved inventory life-cycle management resulting in fewer inventory write-downs year-over-year, the gross profit percentage improved for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

For the three months ended March 31, 2024 and 2023, the restated revenue and gross profit by segment is presented below:

As Reported				As Restated
For the three months ended March 31, 2024				For the three months ended March 31, 2024
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	18,324,635	5,029,300	27.4%	Americas	9,912,489	2,848,911	28.7%
				International	1,708,289	1,055,421	61.8%
				AUSDOM	6,703,857	1,125,081	16.8%
				Other	-	(113)	0.0%
Total	18,324,635	5,029,300	27.4%	Total	18,324,635	5,029,300	27.4%

As Reported				As Restated
For the three months ended March 31, 2023				For the three months ended March 31, 2023
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	17,662,307	4,430,471	25.1%	Americas	8,511,307	3,096,895	36.4%
				International	1,800,490	710,707	39.5%
				AUSDOM	7,350,510	622,869	8.5%
Total	17,662,307	4,430,471	25.1%	Total	17,662,307	4,430,471	25.1%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, total revenue increased by $1.4 million in the Americas segment driven by non-dormant alfalfa seed sales in Argentina while the AUSDOM segment saw a $0.6 million decrease in revenue driven by lower non-dormant alfalfa seed, forage cereals, and pasture product sales due to dry planting conditions. The gross profit improvement in the International segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was largely attributable to favorable foreign currency adjustments during the three months ended March 31, 2024.

For the nine months ended March 31, 2024 and 2023, the restated revenue and gross profit by segment is presented below:

As Reported				As Restated
For the nine months ended March 31, 2024				For the nine months ended March 31, 2024
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	45,621,910	13,329,738	29.2%	Americas	22,057,176	7,161,962	32.5%
				International	13,428,719	4,304,550	32.1%
				AUSDOM	10,136,015	1,864,517	18.4%
				Other	-	(1,291)	0.0%
Total	45,621,910	13,329,738	29.2%	Total	45,621,910	13,329,738	29.2%

As Reported				As Restated
For the nine months ended March 31, 2023				For the nine months ended March 31, 2023
Segment	Revenue	Gross Profit	Gross Profit %	Segment	Revenue	Gross Profit	Gross Profit %
Consolidated	50,465,974	11,684,273	23.2%	Americas	18,499,278	5,287,374	28.6%
				International	19,425,715	4,992,306	25.7%
				AUSDOM	12,476,389	1,332,382	10.7%
				Other	64,592	72,211	0.0%
Total	50,465,974	11,684,273	23.2%	Total	50,465,974	11,684,273	23.2%

Revenue for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 decreased by $4.8 million while gross profit improved by $1.6 million. Total revenue in the International segment decreased by $6.0 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, largely due to management's decision to not discount non-dormant alfalfa as cheaper European seed disrupted the market in the MENA region and government incentives to produce wheat in Saudi Arabia reduced demand. Total revenue in the AUSDOM segment decreased by $2.3 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 due to decreased sales across all Australian crops due to dry planting conditions. Total revenue in the Americas segment increased by $3.6 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, which was largely attributed to increased sales of our higher margin Double Team sorghum products.

Liquidity and Capital Resources

Our working capital and working capital requirements fluctuate from quarter to quarter depending on the phase of the growing and sales cycle that falls during a particular quarter. Our need for cash has historically been highest in the second and third fiscal quarters (October through March) because we pay our North American contracted growers progressively, starting in the second fiscal quarter. In fiscal 2024, we paid our North American growers approximately 50% of amounts due in the fall of 2023 and the balance was paid in the spring of 2024. This payment cycle to our growers was similar in fiscal 2023 and we expect it to be similar for fiscal 2025. S&W Australia, our Australia-based wholly owned subsidiary, has production cycles that are counter-cyclical to North America; however, the timing of payments to Australian growers, also puts a greater demand on our working capital and working capital requirements during these periods.

Historically, due to the concentration of sales to certain distributors, our month-to-month and quarter-to-quarter sales and associated cash receipts are highly dependent upon the timing of deliveries to and payments from these distributors, which varies significantly from year-to-year.

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

S&W Australia adopted a voluntary plan of administration on July 24, 2024 based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A voluntary administration involves an investigation of available options to provide a better return to creditors and, if possible, to save the business. As a result of the voluntary administration process, we currently do not control S&W Australia, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. We expect that S&W Australia will no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia will cease to be included within the scope of our business. As a result, if, as expected, we do not regain control of S&W Australia at the conclusion of the voluntary administration process, we will no longer include S&W Australia in our consolidated financials.

Capital Resources and Requirements

We are not profitable and have had negative cash flow from operations for the last several years, excluding the fiscal 2023 gain recognized in relation to the Vision Bioenergy partnership. To help fund our operations, we have relied on debt and equity financings, and we will need to obtain additional funding to finance our operations in the future. Accordingly, we are actively evaluating financing and strategic alternatives, including debt and equity financings and potential sales of assets or certain lines of business.

We expect to meet our future cash requirements and obligations through a combination of existing cash and cash equivalents, cash flows from operations, and through debt financing, among other sources of capital. Our ability to fund our operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to find other sufficient financing options if we are unable to renew our existing debt facilities, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors”.

Below is a summary of material changes to our sources of capital during the year ended June 30, 2024 and events that occurred subsequent to year-end:

CIBC Loan Agreement

Our Loan and Security Agreement with CIBC Bank USA, or CIBC, as amended to date, or the CIBC Loan Agreement, provides for a $25.0 million credit facility. The following amendments to the CIBC Loan Agreement occurred during the year ended June 30, 2024:

•
On September 25, 2023, we entered into a First Amendment to the Amended and Restated Loan and Security Agreement, or the First Amendment, with CIBC Bank USA, or CIBC, which amended the Amended and Restated Loan and Security Agreement, dated March 22, 2023, or the CIBC Loan Agreement, by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The First Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement, (ii) eliminated the minimum EBITDA and fixed charge coverage ratio covenants for the period ending of June 30, 2024, (iii) increased the applicable interest rate margin on advances under the CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $75,000 payable by us to CIBC on the date of the First Amendment. Except as modified by the First Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.
•
On May 13, 2024, we entered into a Second Amendment to the Amended and Restated Loan and Security Agreement, or the Second Amendment, with CIBC, which amended the CIBC Loan Agreement by and among the us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Second Amendment, among other things, (i) waived certain events of default under the CIBC Loan Agreement and (ii) added a fee of $25,000 payable by us to CIBC on the date of the Second Amendment. Except as modified by the Second Amendment, all terms and conditions of the CIBC Loan Agreement remain in full force and effect.

•
On July 3, 2024, we entered into a Third Amendment to the Amended and Restated Loan and Security Agreement, or the Third Amendment, with CIBC, which amended the Amended CIBC Loan Agreement, by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Third Amendment, effective as of July 1, 2024, among other things:
o
subject to the satisfaction of certain post-closing covenants, extended the maturity date from August 31, 2024 to October 31, 2024, or the Maturity Date;
o
modified the maximum loan commitment under the Amended CIBC Loan Agreement to (i) $20.0 million from July 1, 2024 through July 31, 2024, (ii) $18.5 million from August 1, 2024 through September 1, 2024, (iii) $17.5 million from September 2, 2024 through September 15, 2024, (iv) $15.0 million from September 16, 2024 through October 9, 2024, and (v) $13.0 million from October 10, 2024 through the Maturity Date;
o
modified the eligible inventory sublimit under the Amended CIBC Loan Agreement from $5.0 million from July 1, 2024 through August 31, 2024 to (i) $8.5 million from July 1, 2024 through July 14, 2024, (ii) $7.5 million from July 15, 2024 through August 14, 2024, (iii) $7.0 million from August 15, 2024 through September 15, 2024, (iv) $6.5 million from September 16, 2024 through September 29, 2024, and (v) $5.0 million from September 30, 2024 through the Maturity Date;
o
added certain post-closing covenants which, should we not comply with the amended terms, shall constitute an immediate event of default under the Amended CIBC Loan Agreement;
o
added a fee of $15,000 payable by us to CIBC on the date of the Third Amendment;
o
added a fee of $10,000 payable by us to CIBC monthly beginning July 1, 2024, and payable only if the eligible inventory sublimit is greater than $5.0 million; and
o
added a fee of $25,000 payable by us to CIBC on October 1, 2024, and payable only if we do not repay the obligations under the Amended CIBC Loan Agreement in full by September 30, 2024.
•
S&W Australia’s entry into voluntary administration also constituted an event of default under our Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, we received a waiver for the event of default from CIBC. The waiver stipulates that the occurrence of any of the following shall constitute an immediate event of default under the Amended CIBC Loan Agreement, without notice or demand of any kind:
o
Any notice of default and/or demand for payment is issued by NAB to us under the Parent Guarantee;
o
The institution of any legal proceedings by NAB against us; and
o
NAB takes any other judicial or non-judicial action under the Parent Guarantee or otherwise against us in connection with the Parent Guarantee.

In the event that any of the above events occur, we must provide immediate written notice to CIBC. We are also required to provide written weekly updates, in form and substance satisfactory to CIBC, addressing S&W Australia’s insolvency proceeding and/or any actions or communications from NAB with respect to S&W Australia’s insolvency proceeding or the Parent Guarantee as well as any actions or progress in furtherance of a sale of S&W Australia or all or any material part of its business.

•
On October 31, 2024, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement, or the Fourth Amendment, with CIBC, which amended the Amended CIBC Loan Agreement, by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Third Amendment, effective as of October 31, 2024, among other things:
o
extended the maturity date from October 31, 2024 to November 8, 2024, and, provided that if on or before November 8, 2024, we deliver to CIBC an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires on December

31, 2024 or after, the maturity date of the Amended CIBC Loan Agreement will be automatically extended to November 30, 2024;
o
provided for a fee of $25,000 payable by us to CIBC on the date of the Fourth Amendment; and
o
waived our non-compliance with certain covenants under the Amended CIBC Loan Agreement.

All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on November 8, 2024 (or November 30, 2024 if we deliver to CIBC by November 8, 2024 an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, extending letter of credit to December 31, 2024). As of September 16, 2024, and since then, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) has exceeded the total revolving loan commitment thereunder, which constitutes an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, we received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deems appropriate. As of the date of this filing, CIBC has not accelerated the indebtedness under the Amended CIBC Loan Agreement.

NAB Finance Agreement

On November 17, 2023, S&W Australia entered into an amended and restated finance agreement with National Australia Bank Limited, or NAB, pursuant to which, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $26.7 million as of June 30, 2024) to AUD $36.0 million (USD $24.0 million as of June 30, 2024), and the maturity date was extended from September 30, 2024 to March 31, 2025;
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.3 million as of June 30, 2024) to AUD $6.0 million (USD $4.0 million as of June 30, 2024), and the maturity date was extended to March 31, 2024. Effective March 19, 2024, NAB provided a temporary extension for this facility to July 10, 2024.; and
•
the customer margin component of the interest rate for drawings denominated in a foreign currency was changed from 1.65% to 3.00% per annum.
•
S&W Australia adopted a voluntary plan of administration on July 24, 2024 based on its determination that it was likely to become insolvent. This event triggered an event of default and automatic acceleration of S&W Australia’s obligations under the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. We do not expect S&W Australia to be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia will cease to be included within the scope of our business.

Shell Partnership

In connection with our partnership with Shell, we received $6.0 million in cash in February 2024.

Trigall Partnership

In connection with our partnership with Trigall Genetics, we received $1.0 million in cash in January 2024.

On April 29, 2024, we entered into an agreement with Trigall to sell our remaining 20% ownership interest in Trigall Australia. In exchange for our remaining 20% ownership interest, we received $0.1 million. This transaction resulted in us recording a $0.5 million loss on the sales of this equity method investment. We also received $0.3 million in exchange for certain fixed assets we owned.

AgAmerica Note

No amendments have occurred to the AgAmerica Agreement for the year ended June 30, 2024 or subsequent to year-end. Due to the delayed filing of this Form 10-K, we were not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024.

MFP Loan Agreement

On July 16, 2024, we entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Amendment, amending the MFP Loan Agreement with MFP, to (i) extend the maturity date of the letter of credit to November 30, 2024 and (ii) extend the maturity date of the MFP Loan Agreement to May 31, 2025. Except as modified by the MFP Amendment, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

On October 31, 2024, we entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fifth Amendment, further amending the MFP Loan Agreement with MFP, to extend the maturity date of the letter of credit to December 31, 2024. Except as modified by the MFP Fifth Amendment, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

Summary

The Amended CIBC Loan Agreement and S&W Australia's debt facilities with NAB contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, these loan agreements contain cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle CIBC to invoke default remedies.

We were not in compliance with certain covenants in the NAB Finance Agreement as of June 30, 2024 and have not obtained a waiver from NAB for such non-compliance, as S&W Australia is currently under voluntary administration and, as such, not under our control. S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. The NAB Finance Agreement is guaranteed by us, up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024), or the Parent Guarantee. Our obligations under the Parent Guarantee are not subject to a stay in connection with S&W Australia’s voluntary administration. S&W Australia’s entry into voluntary administration also constituted an event of default under our Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, we received a waiver for the event of default from CIBC, which contained certain stipulations.

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
•
competition;
•
market developments; and

•
developments related to adverse geopolitical and macroeconomic events, including bank failures, inflation and supply chain disruptions.

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from CIBC or our other lenders, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

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

As a result of the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, the conflict in the Middle East, the import ban on alfalfa seed in Saudi Arabia, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, our ability to comply with the terms of our loan agreements can be compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024	2023
Cash flows from operating activities	$(5,637,022)	$(18,978,150)
Cash flows from investing activities	5,878,068	8,371,784
Cash flows from financing activities	(3,346,408)	11,949,668
Effect of exchange rate changes on cash	583	(1,017)
Net (decrease) increase in cash and cash equivalents	(3,104,779)	1,342,285
Cash and cash equivalents, beginning of period	3,398,793	2,056,508
Cash and cash equivalents, end of period	$294,014	$3,398,793

Operating Activities

For the year ended June 30, 2024, operating activities used $5.6 million in cash. Of this, the net loss excluding non-cash items as detailed on the Consolidated Statements of Cash Flows used $12.7 million in cash, and changes in operating assets and liabilities as detailed on the Consolidated Statements of Cash Flows provided $7.1 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by an $5.1 million decrease in inventories, a $3.3 million decrease in accounts receivable, a $0.4 million increase in deferred revenue, a

$0.1 million increase in accounts payable, and a $0.1 million decrease in other non-current assets, partially offset by a $1.1 million increase in prepaid expenses and other current assets and a $0.8 million decrease in accrued expenses and other current liabilities.

For the year ended June 30, 2023, operating activities used $19.0 million in cash. Of this, the net loss excluding non-cash items as detailed on the Consolidated Statements of Cash Flows used $15.2 million in cash, and changes in operating assets and liabilities as detailed on the Consolidated Statements of Cash Flows used $3.8 million in cash. The decrease in cash from changes in operating assets and liabilities was primarily driven by a $5.9 million increase in accounts receivable, a $2.2 million decrease in accounts payable, a $1.3 million decrease in accrued expenses and other current liabilities, a $0.2 million decrease in other non-current liabilities, and a $0.1 million decrease in deferred revenue, partially offset by a $5.8 million decrease in inventories and a $0.1 million decrease in prepaid expenses and other current assets.

Investing Activities

Investing activities during the year ended June 30, 2024 provided $5.9 million in cash, which resulted from $6.0 million in proceeds from the partnership with Vision Bioenergy, $1.0 million in proceeds from the partnership transaction between Trigall and S&W Australia, $0.5 million in proceeds from the disposal of property, plant and equipment from our United States and Australia facilities, and $0.1 million in proceeds from the sale of remaining 20% interest in Trigall Australia, offset by $1.5 million in additions to property, plant and equipment for our United States and Australian facilities and $0.1 million in capital contributions to the Trigall partnership.

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

Financing Activities

Financing activities during the year ended June 30, 2024 used $3.3 million in cash, consisting of $2.7 million in net borrowings and repayments on the working capital lines of credit, $1.2 million in repayments of long term debt, $0.6 million in debt issuance costs, and $0.2 million in net proceeds from the sale of common stock, offset by $1.3 million from borrowings of long-term debt.

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

Inflation Risk

Inflationary pressures on labor and commodity prices directly impacted our consolidated results of operations during the year ended June 30, 2024 and we expect this to continue throughout fiscal year 2025. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our consolidated results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Critical Accounting Estimates

In preparing our financial statements, we must select and apply various accounting policies in accordance with GAAP. Our most significant policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to the Consolidated Financial Statements. In order to apply our accounting policies, we often need to make estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our Board, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Recoverability of Long-Lived Assets

We assess the carrying value of our long-lived assets, consisting primarily of intangible assets, property, plant and equipment and lease ROU assets, when there is evidence that events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group based on its remaining useful life are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value may need to be recorded. Fair values are typically estimated using discounted cash flow techniques. Significant changes in key assumptions about the business, market conditions and prospects for which the long-lived asset is currently utilized or expected to be utilized could result in an impairment charge.

During the fourth quarter of fiscal 2024, we quantitatively evaluated the recoverability of our long-lived assets, including our finite-lived intangible assets, for impairment in conjunction with its long-lived assets impairment assessment. We identified a $3.5 million impairment related to its finite-lived intangible assets for the year ended June 30, 2024. No impairment was recorded relating to our property, plant and equipment and lease ROU assets. For the year ended June 30, 2023, we did not record any impairment loss related to its finite-lived intangible assets. The impairment loss related to long-lived assets are included in Impairment charges on the Consolidated Statements of Operations. Refer to Note 5 in the Consolidated Financial Statements for additional information regarding our long-lived assets impairment assessments.

Inventories

All inventories are accounted for on a lower of cost or net realizable value. Inventories consist of raw materials, work in process, and finished goods. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory and this may require us in some cases to make significant judgments. The factors include the age of inventory, the quality of the inventory via its germination rates, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by product line on a quarterly basis.

During the years ended June 30, 2024 and 2023, we recognized a write-down of inventory in the amount of $2.0 million and $2.8 million, respectively, which is included in Cost of revenue in the Consolidated Statements of Operations. The write-down of inventory during the years ended June 30, 2024 and 2023 were related to certain inventory lots that deteriorated in quality and germination rates, reserves for an estimated amount that is expected to deteriorate in quality and germination during the product life cycle and adjusting specific products to market value.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors of Stockholders

S&W Seed Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of S&W Seed Company (a Nevada corporation) and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $30.1 million and cash used in operating activities was $5.6 million for the year ended June 30, 2024, and as of that date, the Company’s current liabilities exceeded its current assets by $5.9 million and had an accumulated deficit of $122.1 million. In addition, the Company’s subsidiary, S&W Australia, entered into voluntary administration on July 24, 2024, and is no longer under the Company's control. S&W Australia’s entry into voluntary administration also resulted in an event of default under the Company’s Amended CIBC Loan Agreement. On August 5, 2024, the Company received a waiver for the event of default from CIBC, which contained conditions that are not within the Company’s control. As discussed in Note 18 to the financial statements, effective September 16, 2024, the Company was not in compliance with the amended terms per the Third Amendment of the Company’s Amended CIBC Loan Agreement, which constitutes an additional event of default, and through the date of this report has not been able to regain compliance. These conditions and uncertainties as to whether the Company can mitigate the impact of the voluntary administration, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses the carrying value of its long-lived assets, which includes finite-lived intangible assets, when there is evidence that changes in circumstances may indicate that the carrying value of an asset or asset group may not be recoverable. During the fourth quarter of fiscal 2024, the Company quantitatively evaluated the recoverability of its long-lived assets, including its finite-lived intangible assets, for impairment based on indicators that the carrying value of an asset or group may not be recoverable. As a result of the impairment assessment, management concluded that the carrying value of the Alfalfa asset group can be recovered through the future undiscounted cash flows expected from the use and eventual disposition of the asset group. We identified the impairment assessment for the Alfalfa asset group as a critical audit matter.

The principal consideration for our determination that the long-lived assets impairment assessment for the Alfalfa asset group represents a critical audit matter is the significant inputs and assumptions required by management when estimating the future cash flows of the asset group, including revenue growth rates, gross margin, and operating expenses within the asset group. Evaluating the reasonableness of these inputs and assumptions requires significant auditor judgment.

Our audit procedures related to the long-lived assets impairment assessment for the Alfalfa asset group included the following, among others.

(i)
We read management’s memo identifying and evaluating indicators of impairment and compared the assumptions used in management’s analysis to other audit testing performed, including the consideration of the indicators of impairment in the assumptions used to develop the asset group’s future undiscounted cash flows.
(ii)
We evaluated the reasonableness of significant assumptions used to develop the asset group’s undiscounted cash flow projections, including testing the underlying source of information and the mathematical accuracy of the calculations, used within the undiscounted cash flow model to estimate the recoverability of long-lived assets, which included assumptions such as revenue growth rates, gross margin, and operating expenses, and comparing them to historical amounts, industry and economic trends and by tracing them to underlying source information.
(iii)
We performed sensitivity analyses over certain assumptions in the undiscounted cash flows utilized in the recoverability test.

/s/ Grant Thornton LLP

We have served as the Company's auditor since 2024.

Denver, Colorado

November 1, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of S&W Seed Company

Longmont, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of S&W Seed Company (the "Company") as of June 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

Los Angeles, California

September 27, 2023, except for Notes 4 and 17 with respect to the 2023 information, as to which the date is November 1, 2024

We served as the Company's auditor from 2015 to 2024.

S&W SEED COMPANY

CONSOLIDATED BALANCE SHEETS

	As of June 30,
ASSETS	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$294,014	$3,398,793
Accounts receivable, net	20,865,224	24,622,727
Notes receivable, net	—	6,846,897
Inventories, net	38,107,103	45,098,268
Prepaid expenses and other current assets	4,108,149	4,099,027
TOTAL CURRENT ASSETS	63,374,490	84,065,712
Property, plant and equipment, net	9,667,273	10,082,168
Intellectual property, net	20,265,618	21,650,534
Other intangibles, net	3,783,389	8,082,325
Right of use assets - operating leases	2,248,818	2,983,303
Equity method investments	19,694,209	23,059,705
Other assets	1,691,744	2,066,081
TOTAL ASSETS	$120,725,541	$151,989,828

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,491,826	$13,312,180
Deferred revenue	872,739	464,707
Accrued expenses and other current liabilities	6,894,494	8,804,456
Current portion of working capital lines of credit, net	43,724,157	44,900,779
Current portion of long-term debt, net	4,259,108	3,808,761
TOTAL CURRENT LIABILITIES	69,242,324	71,290,883
Long-term debt, net, less current portion	4,873,236	4,499,334
Other non-current liabilities	1,578,856	2,102,030
TOTAL LIABILITIES	75,694,416	77,892,247
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at June 30, 2024 and June 30, 2023	5,768,765	5,274,148
TOTAL MEZZANINE EQUITY	5,768,765	5,274,148
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,282,574 issued and 2,281,258 outstanding at June 30, 2024; 2,263,369 issued and 2,262,054 outstanding at June 30, 2023	43,369	43,004
Treasury stock, at cost, 1,316 shares at June 30, 2024 and June 30, 2023	(134,196)	(134,196)
Additional paid-in capital	168,807,072	167,768,104
Accumulated deficit	(122,090,479)	(91,932,808)
Accumulated other comprehensive loss	(7,405,114)	(6,987,791)
Non-controlling interests	41,708	67,120
TOTAL STOCKHOLDERS' EQUITY	39,262,360	68,823,433
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$120,725,541	$151,989,828

The accompanying notes are an integral part of these Consolidated Financial Statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2024	2023
Revenue	$60,441,646	$73,521,291
Cost of revenue (excluding depreciation and amortization shown separately below)	44,631,897	58,983,210
Gross profit	15,809,749	14,538,081
Operating expenses:
Selling, general and administrative expenses	21,725,874	22,430,687
Research and development expenses	4,062,419	5,237,772
Depreciation and amortization	4,288,449	4,768,809
(Gain) loss on disposal of property, plant and equipment	(109,746)	44,335
Impairment charges	3,531,010	—
Total operating expenses	33,498,006	32,481,603
Loss from operations	(17,688,257)	(17,943,522)
Other (income) expense:
Foreign currency loss	1,213,732	859,696
Government grant income	—	(1,444,044)
Gain on sale of business interest	—	(38,167,102)
Loss (gain) on sale of equity investment	534,189	(32,030)
Gain on disposal of intangible assets	—	(1,796,252)
Interest expense - amortization of debt discount	1,883,573	1,975,938
Interest expense, net	5,520,991	4,184,067
Other (income) expenses	(139,067)	1,552,154
(Loss) income before income taxes	(26,701,675)	14,924,051
Provision for (benefit from) income taxes	496,290	(763,639)
(Loss) income before equity in net earnings of affiliates	(27,197,965)	15,687,690
Equity in loss of equity method investees, net of tax	2,858,424	1,252,330
Net (loss) income	$(30,056,389)	$14,435,360
(Loss) income attributable to non-controlling interests	(25,412)	25,282
Net (loss) income attributable to S&W Seed Company	$(30,030,977)	$14,410,078

Calculation of net (loss) income per share:
Net (loss) income attributable to S&W Seed Company	$(30,030,977)	$14,410,078
Dividends accrued for participating securities and accretion	(494,617)	(469,329)
Net (loss) income attributable to common shareholders	$(30,525,594)	$13,940,749

Net (loss) income attributable to S&W Seed Company per common share:
Basic	$(13.21)	$6.40
Diluted	$(13.21)	$6.38
Weighted average number of common shares outstanding:
Basic	2,273,112	2,250,146
Diluted	2,273,112	2,259,766

The accompanying notes are an integral part of these Consolidated Financial Statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2024	2023
Net (loss) income	$(30,056,389)	$14,435,360
Foreign currency translation adjustment, net of income taxes	(417,323)	(427,191)
Comprehensive (loss) income	(30,473,712)	14,008,169
Comprehensive (loss) income attributable to non-controlling interests	(25,412)	25,282
Comprehensive (loss) income attributable to S&W Seed Company	$(30,448,300)	$13,982,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2022	1,695	$4,804,819	2,242,567	$42,609	(1,316)	$(134,196)	$163,892,575	$(105,873,557)	$41,838	$(6,560,600)	$51,408,669
Stock-based compensation	—	—	—	—	—	—	1,932,416	—	—	—	1,932,416
Issuance of common stock for cash upon exercise of stock options	—	—	111	2	—	—	1,992	—	—	—	1,994
Subordinated loan & security agreement warrants	—	—	—	—	—	—	1,894,901	—	—	—	1,894,901
Series B detachable warrant	—	103,350	—	—	—	—	—	(103,350)	—	—	(103,350)
Accrued dividends on Series B convertible preferred stock	—	365,979	—	—	—	—	—	(365,979)	—	—	(365,979)
Net issuance to settle RSUs	—	—	15,299	291	—	—	(82,456)	—	—	—	(82,165)
Proceeds from sale of common stock, net of expenses	—	—	5,392	102	—	—	128,676	—	—	—	128,778
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(427,191)	(427,191)
Net income	—	—	—	—	—	—	—	14,410,078	25,282	—	14,435,360
Balance, June 30, 2023	1,695	$5,274,148	2,263,369	$43,004	(1,316)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433

Balance, June 30, 2023	1,695	$5,274,148	2,263,369	$43,004	(1,316)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	1,232,938	—	—	—	1,232,938
Series B detachable warrant	—	103,350	—	—	—	—	—	(103,350)	—	—	(103,350)
Accrued dividends on Series B convertible preferred stock	—	391,267	—	—	—	—	—	(391,267)	—	—	(391,267)
Net issuance to settle RSUs	—	—	19,205	365	—	—	(33,025)	—	—	—	(32,660)
Cash paid related to stock issuance costs	—	—	—	—	—	—	(165,812)	—	—	—	(165,812)
Liquidation of subsidiary	—	—	—	—	—	—	4,867	367,923	—	—	372,790
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(417,323)	(417,323)
Net loss	—	—	—	—	—	—	—	(30,030,977)	(25,412)	—	(30,056,389)
Balance, June 30, 2024	1,695	$5,768,765	2,282,574	$43,369	(1,316)	$(134,196)	$168,807,072	$(122,090,479)	$41,708	$(7,405,114)	$39,262,360

The accompanying notes are an integral part of these Consolidated Financial Statements.

S&W SEED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(30,056,389)	$14,435,360
Adjustments to reconcile net (loss) income from operating activities to net cash used in operating activities:
Stock-based compensation	1,232,938	1,932,416
Provision for credit losses	462,874	11,659
Inventory write-down	1,964,632	2,778,414
Depreciation and amortization	4,288,450	4,768,809
Impairment charges	3,531,010	—
(Gain) loss on disposal of property, plant and equipment	(109,746)	44,335
Gain on disposal of intangible assets	—	(1,796,252)
Gain on sale of business interest	—	(38,167,102)
Loss (gain) on sale of equity investment	534,189	(32,030)
Equity in loss of equity method investees, net of tax	2,858,424	1,252,330
Government grant income	—	(1,444,044)
Change in deferred tax provision	485,630	(806,479)
Change in foreign exchange contracts	(823,834)	(63,889)
Foreign currency transactions	1,212,816	46,283
Amortization of debt discount	1,883,573	1,975,938
Accretion of note receivable	(153,110)	(99,763)
Changes in:
Accounts receivable	3,341,360	(5,840,310)
Inventories	5,132,472	5,755,856
Prepaid expenses and other current assets	(1,112,299)	84,605
Other non-current assets	78,475	(27,950)
Accounts payable	99,359	(2,151,619)
Deferred revenue	401,859	(139,826)
Accrued expenses and other current liabilities	(842,663)	(1,344,945)
Other non-current liabilities	(47,042)	(149,946)
Net cash used in operating activities	(5,637,022)	(18,978,150)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business interest	6,000,000	7,000,000
Proceeds from partnership transaction	1,000,000	2,000,000
Additions to property, plant and equipment	(1,543,100)	(856,716)
Proceeds from disposal of property, plant and equipment	458,878	1,417
Capital contributions to partnerships	(147,239)	(172,917)
Net proceeds from sale of equity investment	109,529	400,000
Net cash provided by investing activities	5,878,068	8,371,784
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings and repayments on lines of credit, net	(2,658,002)	9,857,653
Borrowings of long-term debt	1,335,029	4,208,460
Repayments of long-term debt	(1,219,788)	(1,743,514)
Payments of debt issuance costs	(605,177)	(421,538)
Cash paid related to stock issuance costs	(165,812)	—
Net proceeds from sale of common stock	—	128,778
Issuance of common stock for cash upon exercise of stock options	—	1,994
Taxes paid related to net share settlements of stock-based compensation awards	(32,658)	(82,165)
Net cash (used in) provided by financing activities	(3,346,408)	11,949,668
EFFECT OF EXCHANGE RATE CHANGES ON CASH	583	(1,017)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(3,104,779)	1,342,285
CASH AND CASH EQUIVALENTS, beginning of the period	3,398,793	2,056,508
CASH AND CASH EQUIVALENTS, end of period	$294,014	$3,398,793
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,488,517	$4,380,703
Income taxes	29,846	130

The accompanying notes are an integral part of these Consolidated Financial Statements.

S&W SEED COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

Organization

S&W Seed Company, or the Company, began as a general partnership, in 1980 and was originally in the business of breeding, growing, processing and selling alfalfa seed. The Company incorporated a corporation with the same name in Delaware in October 2009, which is the successor entity to Seed Holding, LLC, having purchased a majority interest in the general partnership between June 2008 and December 2009. Following the Company’s initial public offering in May 2010, the Company purchased the remaining general partnership interests and became the sole owner of the general partnership’s original business. In December 2011, the Company reincorporated in Nevada as a result of a statutory short-form merger of the Delaware corporation into its wholly-owned subsidiary, S&W Seed Company, a Nevada corporation. The Company primarily operates in the United States and Australia. Subsequent to fiscal 2024, the Company's Australian operations went into voluntary administration, as detailed further in Note 18.

Business Overview

Since its establishment, the Company, including its predecessor entities, has been principally engaged in breeding, growing, processing and selling agricultural seeds. For the years ended June 30, 2024 and 2023, the Company operated seed cleaning and processing facilities in Texas, New South Wales, and South Australia. The Company’s seed products are primarily grown under contract by farmers.

Since the Company's initial public offering in May 2010, the Company has actively engaged in expansion initiatives through a combination of organic growth, business acquisitions, strategic partnerships, and development of improved varieties of seeds. Once such recent initiative includes the February 6, 2023 partnership the Company entered into with Equilon Enterprises LLC (dba Shell Oil Products US, or Shell) for the development and production of sustainable biofuel feedstocks through Vision Bioenergy Oilseeds LLC, or Vision Bioenergy. Under the terms of the partnership agreement, S&W contributed production and research facilities, along with certain personal property, including vehicles and other similar equipment, into its Vision Bioenergy subsidiary and subsequently sold a 66% interest in the subsidiary to Shell. Refer to Note 7 for further information.

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

Up until its liquidation in June 2024, the Company owned 51.0% of Sorghum Solutions South Africa, which is a variable interest entity as defined in ASC 810-10, Consolidation, because no substantive equity contributions have been made to it, and Sorghum Solutions South Africa is being funded through advances, as needed, from its investors. The Company previously concluded that it was the primary beneficiary of Sorghum Solutions South Africa because it had the power, through a tie-breaking vote on the board of directors, to direct the sales and marketing activities of Sorghum Solutions South Africa, which were considered to be the activities that have the greatest impact on the future economic performance of Sorghum Solutions South Africa.

Because the Company is their primary beneficiary, the financial results of SeedVision and Sorghum Solutions South Africa are included in these financial statements. The Company recorded a combined $0.1 million of current assets (restricted) and $0.0 million of current liabilities (nonrecourse) for these entities in our Consolidated Balance Sheets as of June 30, 2024. The Company recorded a $0.3 million of current assets (restricted) and $0.0 million of current liabilities (nonrecourse) for these entities in our Consolidated Balance Sheets as of June 30, 2023. For the years ended June 30, 2024 and 2023, the Company recorded a combined net loss of $0.0 million and $0.1 million, respectively, in the Consolidated Statements of Operations.

The Company has three operating and reportable segments that correspond with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, who is the Chief Executive Officer. The Company's Chief Operating Decision Maker allocates resources and assesses performance based on these three segments. The Company's three operating segments, each its own reportable segment, are Americas, International, and AUSDOM. Management concluded that the Company's unaudited Condensed Consolidated Financial Statements as of and for each of the quarterly periods ended September 30, 2023, December 31, 2023, and March 31, 2024 should no longer be relied upon because of errors contained through the omission of footnote disclosure on the Company's business segments. Comparative prior period disclosures in this Annual Report on Form 10-K have been recast to conform to the current segment presentation. Refer to Note 17 for additional information regarding the Company's reportable segments and Item 7 for the Company's unaudited quarterly segmented information for the applicable periods noted above.

Reverse Stock Split

A reverse stock split of all issued and outstanding shares of the Company's common stock, at a ratio of 1-for-19, or the Reverse Stock Split, was implemented at 5:00 p.m. Eastern Time on October 17, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split. Refer to Note 18 for additional information on the Reverse Stock Split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for credit losses related to trade receivables, inventory valuation, the carrying value of the Company's equity investments, asset impairments, provisions for income taxes, grower accruals (an estimate of amounts payable to farmers who grow seed for the Company), contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

The Company believes the estimates and assumptions underlying the accompanying Consolidated Financial Statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, the armed conflict in Sudan, the conflict in the Middle East, the import ban on alfalfa seed in Saudi Arabia, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these Consolidated Financial Statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Certain Risks and Concentrations

The Company’s revenue is principally derived from the sale of seed, the market for which is highly competitive. The Company depends on a core group of significant customers. No single customer accounted for more than 10% of revenue for the years ended June 30, 2024 and 2023.

One customer accounted for 23% and another customer accounted for an additional 12% of the Company's accounts receivable as of June 30, 2024. No customer accounted for more than 10% of the Company’s accounts receivable at June 30, 2023.

The Company sells a substantial portion of its products to international customers. Sales to international markets represented 58% and 70% of revenue during the years ended June 30, 2024 and 2023, respectively. The net book value of fixed assets located outside the United States was 37% and 31% of total fixed assets at June 30, 2024 and 2023, respectively.

The following table shows revenue from external sources by destination country:

	Years Ended June 30,
	2024		2023
United States	$25,219,997	42%	$22,060,338	30%
Australia	14,574,578	23%	17,414,681	24%
Mexico	3,995,295	7%	5,502,421	8%
Saudi Arabia	3,727,834	6%	9,781,138	13%
South Africa	2,268,241	4%	1,620,601	2%
Pakistan	2,204,096	4%	2,494,981	3%
Libya	2,187,000	3%	4,678,973	6%
Argentina	1,548,654	3%	1,162,369	2%
Sudan	1,421,527	2%	2,612,603	4%
China	405,183	1%	794,500	1%
Other	2,889,241	5%	5,398,686	7%
Total revenue	$60,441,646	100%	$73,521,291	100%

Liquidity and Going Concern

The Company’s product revenue is predicated on its ability to timely fulfill customer orders, which depends in large part upon the consistent availability and operation of shipping and distribution networks operated by third parties. Farmers typically have a limited window during which they can plant seed and their buying decisions can be shaped by actual or perceived disruptions in the Company’s distribution and supply channels. If the Company’s customers delay or decrease their orders due to potential disruptions in its distribution and supply channels, or if the Company is unable to timely fulfill their orders, this would adversely affect the Company’s product revenue. Additionally, the Company may experience adverse geopolitical and macroeconomic events that affect its ability to sell product. During the year ended June 30, 2024, the Company experienced both logistical challenges as well as adverse geopolitical events, including Saudi Arabia’s discontinuation of import permits for alfalfa seed and conflicts occurring in the Middle East. These effected its ability to sell product outside of the United States.

The Company is not profitable and has recorded negative cash flows for the last several years. For the year ended June 30, 2024, the Company reported a net loss of $30.1 million and negative cash flows from operations of $5.6 million. The Company has an accumulated deficit of $122.1 million as of June 30, 2024. As of June 30, 2024, the Company had cash on hand of $0.3 million and negative working capital of $5.9 million. The Company had $2.9 million of unused availability from its working capital facilities as of June 30, 2024 (see Note 8 for further discussion). In relation to the partnerships formed in fiscal 2023, the Company received $1.0 million from Trigall Genetics S.A., or Trigall, in January 2024 and received $6.0 million from Equilon Enterprises LLC (dba Shell Oil Products, or Shell) in February 2024 as consideration from the initial agreements. The Company sold its remaining 20% ownership interest in Trigall Australia in April 2024. In exchange for S&W Australia’s remaining 20% ownership interest, S&W Australia received $0.1 million. S&W Australia also received $0.3 million in exchange for certain fixed assets owned by S&W Australia.

The Company’s Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC Bank USA, or CIBC, and S&W Australia's debt facilities with National Australia Bank, or NAB, listed under the NAB Finance Agreement, are classified as current on the Company's Consolidated Balance Sheets given that the debt is due within 12 months of the June 30, 2024. These debt facilities also contain various operating and financial covenants. Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. While the Amended CIBC

Loan Agreement doesn't contain specific covenants as of June 30, 2024, the NAB Finance Agreement contains two financial covenants S&W Australia was required to comply with as of June 30, 2024. S&W Australia failed to meet one of these covenants as of June 30, 2024 and has not obtained a waiver from NAB for such non-compliance, as S&W Australia is currently under voluntary administration and not under the Company's control. Additionally, the NAB Finance Agreement is guaranteed by the Company up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024), or the Parent Guarantee, which is not subject to stay in connection to S&W Australia's voluntary administration. S&W Australia’s entry into voluntary administration constituted an event of default under the Company’s Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, the Company received a waiver for the event of default from CIBC, which contained certain stipulations outside of the Company's control and detailed further in Note 18. The voluntary administration process is expected to conclude in November 2024. Refer to Note 18 for additional details on S&W Australia’s voluntary administration and the effects thereof.

There can be no assurance the Company will be successful in meeting its covenants or securing waivers and/or amendments from its lenders in the future. If the Company is unsuccessful in meeting its covenants or securing future waivers and/or amendments from its lenders and cannot obtain other financing options, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Further, if the Company cannot renew or find other financing options when its debt facility with CIBC expires on November 8, 2024 (or November 30, 2024 if the Company delivers to CIBC by November 8, 2024 an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP Partners L.P., extending letter of credit to December 31, 2024), it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Additionally, if the Company is not able to find a buyer for S&W Australia, it may be required to pay the Parent Guarantee, which, in turn, could cause the Company to reduce the scope of its operations, repay amounts owed to its lenders, and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on reported Consolidated Statements of Operations.

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

For the years ended June 30, 2024 and 2023, the Company recognized the following foreign currency transaction gains in Cost of revenue and losses in Foreign currency loss within Other (income) expense in the Consolidated Statements of Operations:

	Years Ended June 30,
	2024	2023
Cost of revenue	$(813,544)	$(877,302)
Foreign currency loss	1,213,732	859,696
Total	$400,188	$(17,606)

Cost of Revenue (Excluding Depreciation and Amortization)

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue (excluding depreciation and amortization). When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue, excluding depreciation and amortization.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash and cash equivalents totaled $0.3 million and $3.4 million as of June 30, 2024 and 2023, respectively. Cash balances located outside of the United States may not be insured and totaled $0.0 million and $0.2 million on June 30, 2024 and 2023, respectively. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $0.0 million and $3.0 million on June 30, 2024 and 2023, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for credit losses was $0.5 million and $0.2 million on June 30, 2024 and 2023, respectively.

Inventories

Inventories consist of seed and packaging materials. Inventories are stated at the lower of cost or net realizable value, and an inventory reserve permanently reduces the cost basis of inventory. Inventories are valued as follows: Actual costs are used to value raw materials such as packaging materials, as well as goods in process. Costs for substantially all finished goods, which include the cost of carryover crops from the previous year, are valued at actual cost. Actual costs for finished goods include plant conditioning and packaging costs, direct labor, raw materials and manufacturing overhead costs based on normal capacity. The Company records abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges and allocates fixed production overhead to the costs of finished goods based on the normal capacity of the production facilities.

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

Components of inventory are:

	As of June 30,
	2024	2023
Raw materials and supplies	$2,247,234	$3,309,211
Work in progress	4,833,108	6,409,554
Finished goods	31,026,761	35,379,503
Inventories, net	$38,107,103	$45,098,268

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis. Expenditures for repairs and maintenance are expensed as incurred. Construction-in-progress is stated at historical cost and is transferred to its respective depreciable asset class once the underlying asset is ready for its intended use. Depreciation of construction-in-progress begins only once placed into service, over the estimated useful life on a straight-line basis. Assets are depreciated using the straight-line method over the estimated useful life of the asset - typically periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, 7 to 10 years for leasehold improvements, and 2 to 5 years for vehicles.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of its long-lived assets, consisting primarily of intangible assets, property, plant and equipment and lease right-of-use, or ROU, assets, when there is evidence that events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

During the fourth quarter of fiscal 2024, the Company quantitatively evaluated the recoverability of its long-lived assets, including its finite-lived intangible assets, for impairment in conjunction with its annual long-lived assets impairment assessment. The Company identified a $3.5 million impairment related to its finite-lived intangible assets for the year ended June 30, 2024. For the year ended June 30, 2023, the Company did not record any impairment loss related to its finite-lived intangible assets. The impairment loss related to its long-lived assets is recorded to Impairment charges on the Consolidated Statements of Operations. Refer to Note 5 for additional information regarding the Company's intangible assets impairment assessments.

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

In April 2024, the Company sold its remaining 20% ownership interest in Trigall Australia. In exchange for S&W Australia’s remaining 20% ownership interest, S&W Australia received $0.1 million. This transaction resulted in the Company recording a $0.5 million loss on the sale of this equity method investment. S&W Australia also received $0.3 million in exchange for certain fixed assets owned by S&W Australia.

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

In March 2023, the Company determined that it qualifies for $1.4 million in relief for the period from April 1, 2021 to September 30, 2021. Upon receipt of the relief, the Company will owe $0.2 million in tax advisory costs associated with the assessment of the tax credit, which is accrued for as of June 30, 2024. Further research is ongoing to determine if the Company qualifies for any other reporting periods. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance of receipt of the identified ERC amount and recorded the $1.4 million benefit under Government grant income in the Consolidated Statements of Operations during the year ended June 30, 2023. A corresponding accrual of the tax credit receivable was recorded under Prepaid expenses and other current assets on the Consolidated Balance Sheets, where it still resides as of June 30, 2024.

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

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the years ended June 30, 2024 and 2023 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net (Loss) Income Per Common Share Data

Basic net (loss) income per common share, or EPS, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted EPS is calculated by adjusting both the numerator (net (loss) income) and the denominator (weighted-average number of shares outstanding) for the dilutive effects of potentially dilutive securities, including options and restricted stock awards.

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

The calculation of basic and diluted EPS is shown in the table below:

	Years Ended June 30,
	2024	2023
Numerator:
Net (loss) income attributable to S&W Seed Company	$(30,030,977)	$14,410,078
Dividends accrued for participating securities	(391,267)	(365,979)
Accretion of Series B Preferred Stock redemption value	(103,350)	(103,350)
Numerator for net (loss) income per common share - basic and diluted	$(30,525,594)	$13,940,749
Denominator:
Denominator for basic EPS - weighted average shares	2,273,112	2,250,146
Less: weighted average shares - dilutive securities:
Employee stock options	—	2,633
Employee restricted stock awards	—	6,988
Denominator for diluted EPS - weighted average shares	2,273,112	2,259,766
Net (loss) income per common share - basic	$(13.43)	$6.20
Net (loss) income per common share - diluted	$(13.43)	$6.17

Anti-dilutive shares, which have been excluded from the computation of diluted (loss) income per share, included 279,671 employee stock options, 64,595 restricted stock units, 89,211 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 138,600 shares of common stock related to the MFP Loan Agreement (as defined below), and 29,440 warrants issued with the Company's Series B Convertible Preferred Stock. The terms and conditions of these securities are more fully described in Note 12, Note 13, and Note 14 in these Consolidated Financial Statements.

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

S&W received a $6.0 million note receivable due from Shell in connection with the Vision Bioenergy partnership transaction (see Note 7). The note, which was due in February 2024, was initially recorded at its $5.7 million present value discounted at a rate of 4.4%, which is our estimated discount rate for similar instruments. The receivable balance was accreted to the full receivable amount on a straight-line basis over the receivable term due to its short-term maturity. The receivable balance was paid in full in February 2024 and had a balance of $5.8 million as of June 30, 2023.

Also in conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed whenever there is a potential indicator of impairment to the valuation. As of June 30, 2024, no indicators of impairment were present.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows:

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$10,998	$—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$10,998	$695,000

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3
Foreign exchange contract liability	$—	$849,033	$—
Note receivable due from Shell	—	5,846,890	—
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$6,695,923	$695,000

Recently Adopted Accounting Pronouncements

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended in November 2018 through ASU No. 201819, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2016-13”). The amended guidance requires entities to estimate lifetime expected credit losses for trade and other receivables, including those that are current with respect to payment terms, along with other financial instruments which may result in earlier recognition of credit losses. The Company evaluated its existing methodology for estimating an allowance for credit losses and the risk profile of its receivables portfolio and developed a model that includes the qualitative and forecasting aspects of the “expected loss” model under the amended guidance. In determining the Company’s reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, or Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment's reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

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

Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the year ended June 30, 2024. The Company’s lease agreements do not contain material restrictive covenants.

The components of lease assets and liabilities are as follows:

		As of June 30,
Leases	Balance Sheet Classification:	2024	2023
Assets:
Right of use assets - finance leases		$2,067,727	$1,759,094
Accumulated amortization - finance leases		(1,193,370)	(1,088,294)
Right of use assets - finance leases, net	Other assets	874,357	670,800
Right of use assets - operating leases	Right of use assets - operating leases	2,248,818	2,983,303
Total lease assets		$3,123,175	$3,654,103
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$444,303	$383,403
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	871,938	1,335,568
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	454,782	304,761
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	1,460,541	1,949,604
Total lease liabilities		$3,231,564	$3,973,336

The components of lease cost are as follows:

		Years Ended June 30,
Lease cost:	Income Statement Classification:	2024	2023
Operating lease cost	Cost of revenue	$657,923	$708,802
Operating lease cost	Selling, general and administrative expenses	180,766	195,842
Operating lease cost	Research and development expenses	469,099	437,282
Finance lease cost	Depreciation and amortization	540,799	505,082
Finance lease cost	Interest expense, net	74,899	40,817
Total lease costs		$1,923,486	$1,887,825

Maturities of lease liabilities as of June 30, 2024 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	1,004,392	504,994
2026	843,196	386,699
2027	511,142	94,861
2028	183,599	—
2029	56,967	—
Total lease payments	2,599,296	986,554
Less: Interest	(266,817)	(87,469)
Present value of lease liabilities	$2,332,479	$899,085

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Operating lease remaining lease term	2.9 years	3.1 years
Operating lease discount rate	5.83%	4.14%
Finance lease remaining lease term	1.9 years	0.8 years
Finance lease discount rate	8.40%	6.69%
Cash paid for operating leases	$1,438,686	$1,449,629
Cash paid for finance leases	$779,006	$624,863

NOTE 4 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating, and packaging services to other seed producers. The Company also derives service revenue from its partnership with Vision Bioenergy by providing administrative services under a service level agreement.

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

Double Team sorghum seed sales were $10.9 million and $6.5 million for the years ended June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The following table shows revenue from external sources by type of contract and for seed sales, by major crop:

	Years Ended June 30,
	2024	2023
Seed sales:
Sorghum	$24,016,850	$21,067,222
Alfalfa	23,410,807	35,646,376
Pastures	8,161,292	9,699,136
Other	3,942,376	6,395,378
Services	910,321	713,179
Total revenue	$60,441,646	$73,521,291

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

The Company had $0.2 million in unbilled receivables as of June 30, 2024 and 2023, which largely related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized using a forward-looking approach. The Company considers current and expected future economic conditions as well as the performance of borrowers to determine the allowance for credit losses. During the year ended June 30, 2024 and 2023, the Company recognized bad debt expense of $0.5 million and $0.0 million, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the year ended June 30, 2024, the Company recognized $0.4 million of revenue that was included in the deferred balance as of June 30, 2023. During the year ended June 30, 2023, the Company recognized $0.6 million of revenue that was included in the deferred balance as of June 30, 2022.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2023						Balance at June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Impairment	Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(11,675,203)	$21,650,534	$—	$(1,384,916)	$—	$33,325,737	$(13,060,119)	$20,265,618
Trade name	2,235,931	(1,354,998)	880,933	—	(174,476)	(433)	2,238,798	(1,532,774)	706,024
Customer relationships	6,762,593	(1,793,918)	4,968,675	(3,531,010)	(346,123)	9,088	2,120,253	(1,019,623)	1,100,630
GI customer list	121,786	(85,967)	35,819	—	(7,165)	—	121,786	(93,132)	28,654
Supply agreement	1,512,667	(813,059)	699,608	—	(75,633)	—	1,512,667	(888,692)	623,975
Grower relationships	2,343,977	(1,117,802)	1,226,175	—	(105,406)	—	2,343,977	(1,223,208)	1,120,769
Internal use software	677,778	(406,663)	271,115	—	(67,778)	—	677,778	(474,441)	203,337
	$46,980,469	$(17,247,610)	$29,732,859	$(3,531,010)	$(2,161,497)	$8,655	$42,340,996	$(18,291,989)	$24,049,007

	Balance at June 30, 2022					Balance at June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization	Currency Translation Adjustment	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(10,289,812)	$23,035,925	$(1,385,391)	$—	$33,325,737	$(11,675,203)	$21,650,534
Trade name	2,252,096	(1,167,305)	1,084,791	(196,627)	(7,231)	2,235,931	(1,354,998)	880,933
Customer relationships	6,969,293	(1,469,478)	5,499,815	(353,000)	(178,140)	6,762,593	(1,793,918)	4,968,675
GI customer list	121,786	(78,803)	42,983	(7,164)	—	121,786	(85,967)	35,819
Supply agreement	1,512,667	(737,426)	775,241	(75,633)	—	1,512,667	(813,059)	699,608
Grower relationships	2,343,977	(1,012,396)	1,331,581	(105,406)	—	2,343,977	(1,117,802)	1,226,175
License agreement	2,449,221	(462,623)	1,986,598	(75,610)	(25,081)	—	—	—
Internal use software	677,778	(338,885)	338,893	(67,778)	—	677,778	(406,663)	271,115
	$49,652,555	$(15,556,728)	$34,095,827	$(2,266,609)	$(210,452)	$46,980,469	$(17,247,610)	$29,732,859

For the year ended June 30, 2024, the Company performed its long-lived assets impairment analysis as of June 30, 2024 due to there being indicators of impairment, including the Company's going concern and recent history of operating losses. After assigning assets into their respective asset groups, the Company evaluated the recoverability of its long-lived assets based on each asset group's cumulative undiscounted future cash flows. Based on such analysis, the Company determined that for one asset group, its carrying value exceeded its cumulative undiscounted future cash flows. As this asset group failed the recoverability test, the Company assessed the fair values of the assets in this asset group, which included a customer relationships intangible. A third party completed a valuation analysis of this customer relationships intangible using the multi-period excess earnings method, which resulted in the Company recognizing an impairment charge of $3.5 million. The Company was able to record the full impairment charge for this asset due to the asset group's carrying value exceeding its undiscounted cash flows by over this amount. The $3.5 million impairment was recorded to Impairment charges on the Consolidated Statements of Operations for the year ended June 30, 2024. No impairment was recognized for the year ended June 30, 2023.

Amortization expense totaled $2.2 million and $2.3 million for the years ended June 30, 2024 and 2023, respectively.

Estimated aggregate remaining amortization is as follows:

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$1,888,327	$1,749,291	$1,698,407	$1,641,116	$1,621,633	$15,450,233

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of June 30,
	2024	2023
Land and improvements	$941,589	$939,089
Buildings and improvements	3,356,874	3,356,755
Machinery and equipment	12,505,784	12,667,858
Vehicles	800,410	605,891
Leasehold improvements	552,810	552,810
Construction in progress	828,406	177,538
Total property, plant and equipment	18,985,873	18,299,941
Less: accumulated depreciation	(9,318,600)	(8,217,773)
Property, plant and equipment, net	$9,667,273	$10,082,168

Depreciation expense totaled $1.6 million and $2.0 million for the years ended June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024, the Company sold its remaining 20% ownership interest in Trigall Australia. As part of this sale, occurring in April 2024, S&W Australia also disposed of fixed assets with a net book value of $0.3 million.

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
•
In February 2024, Shell was required to pay an additional $6.0 million to the Company, subject to adjustment in certain circumstances. The fair value of the full amount of this payment, based on the discounted value of the payment as of June 30, 2023, was $5.8 million, which was recorded to Notes receivable, net on the Consolidated Balance Sheets. This amount was paid in full to the Company in February 2024.
•
In February 2024, Shell was required to pay an additional $12.0 million cash contribution to Vision Bioenergy. The fair value of this February 2024 payment as of June 30, 2023, based on the discounted value of the payment at Shell's incremental borrowing rate, was $11.7 million. Shell paid this in full in February 2024.
•
S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the Closing Date, or February 6, 2028, to purchase a 6% membership interest from Shell for a purchase price ranging between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The fair market value of the Purchase Option on the Closing Date was $0.7 million based on a third party appraisal.
•
Upon the achievement of certain specified milestones, measured as of the fourth and seventh anniversaries of the Closing Date, on February 6, 2027 and 2030, respectively, the Company is eligible to receive transfers of up to an additional aggregate 10% interest in Vision Bioenergy from Shell, or Contingent Transfers. The basis for recognition and measurement of contingent consideration in deconsolidation is not addressed in ASC 810. The Company has made an accounting policy election to account for these contingent consideration items by analogy to the treatment of property and casualty losses under ASC 610-30, in which anticipated insurance recoveries are limited to the lesser of (1) the amount of proceeds for which the likelihood of receipt is probable or (2) the total loss recognized. Under this approach, if the consideration received in the deconsolidation, excluding the contingent consideration, is greater than the carrying amount of the deconsolidated net assets, no contingent consideration would be recognized initially. Since the consideration received by the Company in sale of the interest in Vision Bioenergy to Shell was greater than the carrying value of the assets deconsolidated, no contingent consideration was recorded by the Company. Subsequent recognition and measurement of the contingent consideration will be made using the gain contingency model set forth in ASC 450-30.

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

The consideration received by the Company for Shell’s 66% interest in Vision Bioenergy comprises the $7.0 million paid to the Company at closing, the retirement of $6.9 million of Company debt, the $5.7 million present value of the future payment to the Company at the Closing Date, the $0.7 million fair market value of the Purchase Option, and the $23.4 million value of the equity investment, or $43.7 million in total. The total consideration, less the $5.5 million carrying value of the Nampa facility assets and inventory contributed by the Company to Vision Bioenergy, resulted in a gain on the sale in the amount of $38.2 million. The gain is reported as Gain on sale of business interest on the Consolidated Statements of Operations. This consideration is summarized below:

Amount Received (Contributed)
Equity investment	$23,396,832
Cash	7,000,000
Debt retirement	6,860,838
Notes receivable, net	5,747,126
Fair value of 6% member purchase option	695,000
Fixed assets and inventory transfer	(5,532,694)
Gain on sale of business interest	$38,167,102

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

The fair market values of the assets contributed to Vision Bioenergy by the Company at the Closing Date were determined by third-party market appraisals. The Nampa Facilities and other property with an aggregate carrying amount of $5.5 million were valued at $12.9 million. Rights established under a product uptake agreement with Shell and rights to certain proprietary seed technology with no carrying value on the Company's books, were initially valued at $19.2 million. These intangible assets were recorded on Vision Bioenergy's opening balance sheets and will be amortized through the end of their useful life. The net book value of these assets as of June 30, 2024 and 2023 was $17.0 million and $18.6 million, respectively. The total gain on the sale of the Vision Bioenergy interest recognized by the Company included $8.0 million related to the remeasurement of the retained investment in Vision Bioenergy to its fair value.

On the Closing Date, the Company's proportionate 34% share of Vision Bioenergy’s equity was $23.4 million, calculated from the total valuation of the Vision Bioenergy business of $68.8 million. Of this, the Company’s equity share of Vision Bioenergy’s net identifiable assets was $19.3 million. The $4.1 million difference between the carrying amount of the equity method investment and the Company’s share of the net identifiable assets represented equity method goodwill. The equity method goodwill will not be subject to amortization but will be assessed for impairment if there are indicators present, or when certain triggering events occur, using fair value measurement techniques.

Effective February 6, 2023, the Company entered into a service-level agreement, or SLA, with Vision Bioenergy. Pursuant to the SLA, the Company is to provide Vision Bioenergy with services for various functions, including Human Resources, Finance, Accounting, Information Technology, Research, Engineering, and Sales & Marketing.

The SLA will terminate on the third anniversary of the effective date; however, it does include an extension option. During the year ended June 30, 2024, the Company recognized $0.7 million in service revenue related to this agreement.

Concurrent with the SLA, the Company entered into a one-year service agreement with Vision Bioenergy, for which Vision Bioenergy will provide the Company with grain processing services at its Nampa, Idaho facility. During the year ended June 30, 2024, the Company paid $1.1 million to Vision Bioenergy for services per this agreement.

On February 14, 2024, Vision Bioenergy announced it had been granted a global license to certain proprietary varieties of camelina for the production of feedstock oil for biofuels from Yield10 BioScience, Inc., or Yield10, a leader in the development of elite camelina, including herbicide tolerant varieties such as glufosinate tolerant camelina. In consideration for the three-year exclusive license to commercialize the licensed traits and varieties for use in biofuels, amongst other items, Vision Bioenergy paid $3.0 million to Yield10. Yield10 is supplying Vision Bioenergy certain camelina varieties, including varieties exhibiting herbicide tolerance to spray application of broadleaf herbicide glufosinate.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of June 30, 2024 and 2023:

	As of June 30, 2024 (Unaudited)	As of June 30, 2023 (Unaudited)
Cash	$6,327,459	$8,973,896
Other current assets	3,138,627	747,090
Fixed assets	17,866,091	15,051,799
Intangible assets	19,624,187	18,575,108
Goodwill	11,564,157	11,870,376
Other assets	235,613	255,899
TOTAL ASSETS	$58,756,134	$55,474,168
Current liabilities	$1,485,283	$1,381,493
Long-term liabilities	133,070	176,203
Equity	57,137,781	53,916,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,756,134	$55,474,168

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the year ended June 30, 2024 and the period from February 6, 2023 (inception) through June 30, 2023:

	Year Ended June 30, 2024 (Unaudited)	Period from February 6, 2023 (Inception) through June 30, 2023 (Unaudited)
Revenue	$1,465,094	$168,977
Gross loss	(110,691)	(726,502)
Loss from operations	(8,752,187)	(3,358,348)
Net loss	(8,472,473)	(3,203,958)

Trigall Australia Partnership

On December 23, 2022, the Company’s wholly owned subsidiary, S&W Seed Company Australia Pty Ltd, or S&W Australia, entered into a partnership with Trigall Genetics S.A., or Trigall, for the development and marketing of wheat varieties in Australia. Under the terms of the partnership agreement, S&W Australia transferred certain intellectual property license rights and equipment into a wholly owned subsidiary and subsequently sold an 80% interest in the subsidiary to Trigall. The subsidiary was renamed Trigall Australia Pty Ltd, or Trigall Australia. In return, S&W Australia received $2.0 million in cash, a $1.0 million promissory note that was subsequently paid in January 2024, and retained a 20% ownership interest in Trigall Australia. The $3.0 million investment by Trigall for an 80% interest in Trigall Australia implied a $3.8 million valuation. S&W Australia’s 20% retained interest, valued accordingly at $0.8 million on December 23, 2022, was reported as Equity method investments in the Consolidated Balance Sheets.

Management determined that the assets transferred to Trigall Australia did not meet the definition of a business for accounting purposes, and the sale was accounted for as an asset sale. The $3.8 million valuation, less the $2.0 million carrying value of assets contributed, resulted in a $1.8 million gain on the sale in fiscal 2023. The gain was reported as Gain on disposal of intangible assets on the Consolidated Statements of Operations. The Company recognized its proportionate share of the reported earnings or losses of Trigall, net of tax, through net income and as an adjustment to the investment balance.

S&W Australia was obligated to make an aggregate of $0.6 million in capital contributions to Trigall Australia through June 2025, and agreed to provide certain marketing, collection and other operational services in support of the partnership. For the years ended June 30, 2024 and 2023, the Company made $0.1 million and $0.2 million, respectively, in capital contributions.

On April 29, 2024, S&W Australia entered into an agreement with Trigall to sell its remaining 20% ownership interest in Trigall Australia. In exchange for S&W Australia’s remaining 20% ownership interest, S&W Australia received $0.1 million. This transaction resulted in the Company recording a $0.5 million loss on the sale of this equity method investment. S&W Australia also received $0.3 million in exchange for certain fixed assets owned by S&W Australia.

The following summarizes the carrying amount of the Company's equity method investments reflected in the Consolidated Balance Sheets:

	As of June 30, 2024		As of June 30, 2023
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$19,694,209	34%	$22,307,486	34%
Trigall Australia	—	0%	752,219	20%
Total equity method investments	$19,694,209		$23,059,705

For the years ended June 30, 2024 and 2023, the following activity occurred in the Company's equity method investments:

	Vision Bioenergy	Trigall Australia
Carrying amount at June 30, 2022	$—	$—
Initial investment	23,396,831	760,862
Equity in loss of equity method investment	(1,089,345)	(162,985)
Capital contributions	—	172,917
Currency translation adjustment	—	(18,575)
Carrying amount at June 30, 2023	$22,307,486	$752,219

Carrying amount at June 30, 2023	$22,307,486	$752,219
Equity in loss of equity method investment	(2,613,277)	(245,147)
Capital contributions	—	147,239
Sale of business interest	—	(620,708)
Currency translation adjustment	—	(33,603)
Carrying amount at June 30, 2024	$19,694,209	$—

NOTE 8 - DEBT

Total debt outstanding is presented on the Consolidated Balance Sheets as follows:

	As of June 30,
	2024	2023
Current portion of working capital lines of credit
CIBC	$16,279,194	$19,335,427
National Australia Bank Limited	27,516,727	25,938,839
Debt issuance costs	(71,764)	(373,487)
Total current portion of working capital lines of credit, net	43,724,157	44,900,779
Total working capital lines of credit, net	$43,724,157	$44,900,779
Current portion of long-term debt
Finance leases	$444,303	$383,403
Term loan - National Australia Bank Limited	2,001,000	2,318,050
Machinery & equipment loans - National Australia Bank Limited	1,803,757	1,141,349
Machinery & equipment loans - Hyster	9,724	11,902
Vehicle loans - Ford Credit	106,852	51,278
Debt issuance costs	(106,528)	(97,221)
Total current portion, net	4,259,108	3,808,761
Long-term debt, less current portion
Finance leases	454,782	304,761
Machinery & equipment loans - Hyster	—	15,715
Vehicle loans - Ford Credit	222,063	70,103
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(103,609)	(191,245)
Total long-term portion, net	4,873,236	4,499,334
Total debt, net	$9,132,344	$8,308,095

CIBC Loan Agreement

On December 26, 2019, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. The Loan Agreement was subsequently restated and amended on several occasions, including on March 22, 2023, when the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended CIBC Loan Agreement, with CIBC. During the year ended June 30, 2024, the Amended CIBC Loan Agreement was amended as follows:

•
On September 25, 2023, the Company entered into a First Amendment to the Amended CIBC Loan Agreement, or the First Amendment, which amended the Amended CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The First Amendment, among other things, (i) waived certain events of default under the Amended CIBC Loan Agreement, (ii) eliminated the minimum adjusted EBITDA and fixed charge coverage ratio covenants for the period ending June 30, 2024, (iii) increased the applicable interest rate margin on advances under the Amended CIBC Loan Agreement by 0.5% per annum (i.e. from 2.0% to 2.5% per annum), and (iv) added a fee of $0.1 million payable by the Company to CIBC on the date of the First Amendment; and
•
On May 13, 2024, the Company entered into a Second Amendment to the Amended and Restated Loan and Security Agreement, or the Second Amendment, with CIBC, which amended the Amended CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Second Amendment, among other things, (i) waived certain events of default under the Amended CIBC Loan Agreement and (ii) added a fee of $0.0 million payable by the Company to CIBC on the date of the Second Amendment.

Except as modified by these amendments, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect. The following is a summary of certain terms of the Amended CIBC Credit Facility as of June 30, 2024:

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
•
Advances bear interest at a rate per annum equal to a reference rate equal to CIBC's prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.5%. The interest rate was 11.00% as of June 30, 2024. Additionally, upon the occurrence and during the continuance of an event of default, CIBC may elect to increase the existing interest rate on all of the Company's outstanding obligations by 2.0% per annum.
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
•
The maturity date is August 31, 2024, at which point the entire unpaid balance of each line and all other noncontingent obligations shall be immediately due.

The Amended CIBC Loan Agreement was further amended on July 3, 2024 and October 31, 2024, which, among other things, extended the maturity date to October 31, 2024 and November 8, 2024 (or November 30, 2024 if the Company delivers to CIBC by November 8, 2024 an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, extending letter of credit to December 31, 2024), respectively. For further details on these amendments, refer to Note 18.

The Company had no debt covenants requiring review as of June 30, 2024 per the Amended CIBC Loan Agreement; however, the Amended CIBC Loan Agreement does include a cross-default provision that is triggered by an event of default under the Company's debt facilities with NAB.

As of June 30, 2024, there was approximately $2.4 million of unused availability on the Amended CIBC Credit Facility, which had an available borrowing base of $18.7 million.

Australian Facilities

S&W Australia has debt facilities with NAB. The financing agreement with NAB, or the NAB Finance Agreement, which provides a term loan, a master asset finance facility, and a seasonal credit facility that includes a borrowing base line and an overdraft facility used to finance the purchase of seed inventory from growers.

The NAB Finance Agreement was amended and restated effective November 17, 2023. Pursuant to the amendments contained in the NAB Finance Agreement, among other things:

•
the borrowing base line credit limit under S&W Australia’s seasonal credit facility was decreased from AUD $40.0 million (USD $26.7 million as of June 30, 2024) to AUD $36.0 million (USD $24.0 million as of June 30, 2024), and the maturity date was extended from September 30, 2024 to March 31, 2025. The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 3.00% per annum (previously 1.65% per annum);
•
the overdraft credit limit under S&W Australia’s seasonal credit facility was increased from AUD $2.0 million (USD $1.3 million as of June 30, 2024) to AUD $6.0 million (USD $4.0 million as of June 30, 2024), and the maturity date was extended to March 31, 2024. Effective March 19, 2024, NAB provided a temporary extension for this facility to July 10, 2024; and
•
the maturity date of S&W Australia’s master asset finance facility was extended to March 31, 2024. Effective March 19, 2024, NAB provided a temporary extension for this facility to July 10, 2024.
•
S&W Australia adopted a voluntary plan of administration on July 24, 2024 based on its determination that it was likely to become insolvent. This event triggered an event of default and automatic acceleration of S&W Australia’s obligations under the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. Refer to Note 18 for additional details on this subsequent event.

As amended, the consolidated debt facilities under the NAB Finance Agreement provide for up to an aggregate of AUD $49.0 million (USD $32.7 million as of June 30, 2024) of credit and is guaranteed by S&W Seed Company up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024).

The financing facilities include the following elements as of June 30, 2024:

•
A Seasonal Credit Facility comprised of two facility lines: (i) a borrowing base line having a credit limit of AUD $36.0 million (USD $24.0 million as of June 30, 2024) and (ii) an Overdraft Facility having a credit limit of AUD $6.0 million (USD $4.0 million at June 30, 2024). The interest rate for a drawing denominated in a foreign currency is fixed at the time of drawing and will be the foreign currency fixed lending rate plus a customer margin of 3.00% per annum. As of June 30, 2024, the borrowing base line accrued interest on Australian dollar drawings at 7.34% per annum calculated daily. The Overdraft Facility permits S&W Australia to borrow funds on a revolving line of credit up to the credit limit. Interest accrues daily and is calculated by applying the daily interest rate to the balance owing at the end of the day and is payable monthly in arrears. As of June 30, 2024, the Overdraft Facility accrued interest at 9.72% per annum calculated daily. The Seasonal Credit Facility is secured by a fixed and floating lien over all the present and future rights, property, and undertakings of S&W Australia. As of June 30, 2024, approximately AUD $0.7 million (USD $0.5 million) remained available for use under the NAB Finance Agreement, which had an available borrowing base, including the overdraft, of AUD $42.0 million (USD $28.0 million).
•
A flexible rate loan, or the Term Loan, in the amount of AUD $4.0 million (USD $2.7 million at June 30, 2023). Required annual principal payments of AUD $0.5 million on the Term Loan commenced in May 2023, with the remainder of any unpaid balance becoming due on March 31, 2026. As such, the outstanding balance as of June 30, 2024 was AUD $3.0 million (USD $2.0 million at June 30, 2024). Monthly interest amounts outstanding under the Term Loan are payable in arrears at a floating rate quoted by NAB for the applicable pricing period, plus 2.6%. The interest rate as of June 30, 2024 for this was 8.35%. The Term Loan is secured by a lien on all the present and future rights, property and undertakings of S&W Australia.
•
S&W Australia finances certain equipment purchases under a master asset finance facility with NAB. Equipment loans under the master asset finance facility have various maturity dates through 2029, which have interest rates ranging from 2.86% to 7.48%. The total credit limit under the facility is AUD $3.0 million (USD $2.0 million at June 30, 2024). As of June 30, 2024, AUD $2.7 million (USD $1.8 million) was outstanding under S&W Australia’s master asset finance facility.

The November 2023 amendments to the NAB Finance Agreement contain multiple financial covenants that S&W Australia was required to be in compliance with as of June 30, 2024. S&W Australia failed to meet one of these covenants as of June 30, 2024 and has not obtained a waiver from NAB for such non-compliance, as S&W Australia is currently under voluntary administration and not under the Company's control.

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

The AgAmerica Term Loan is evidenced by a Promissory Note, or the AgAmerica Note, issued by the Company to AgAmerica, pursuant to which the Company agreed to pay AgAmerica the principal sum of $4.3 million, plus any outstanding accrued interest thereon, in full on June 20, 2026, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement and the AgAmerica Note. Interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of June 30, 2024 was 10.18%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement or the AgAmerica Note. AgAmerica may collect a late charge of 5.0% of any installment of principal or interest which is not paid within 10 days of the due date thereof. In addition, any delinquent principal and installments of interest not paid within 30 days of the due date thereof will bear interest beginning on the 31st day from the applicable due date at a rate equal to 5.0% per annum above the interest rate. The Company may prepay the AgAmerica Term Loan prior to maturity, subject to a prepayment premium equal to 1.0% of the prepaid principal amount, subject to certain exceptions.

The AgAmerica Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including (among others) limitations with respect to liens, fundamental changes, asset sales and formation and acquisition of subsidiaries, subject to certain exceptions. Upon the occurrence of an event of default, and subject to certain cure periods, AgAmerica may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the AgAmerica Loan Agreement and the AgAmerica Note, as applicable, provided that in the event of bankruptcy, all such amounts shall automatically become due and payable. Due to the delayed filing of this Form 10-K, the Company was not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024.

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

During the year ended June 30, 2023, the Rooster Note was amended to increase the interest rate on the Rooster Note from 7.75% to 9.25% per annum and extend the maturity date of the Rooster Note from to March 1, 2023. On February 6, 2023, Shell paid off the approximately $6.6 million of outstanding principal and accrued interest on the Rooster Note in connection with the Vision Bioenergy partnership (see Note 7).

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

Concurrent with the October 28, 2022 amendment to the CIBC Loan Agreement (as described above), MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to the Company from $9.0 million to $12.0 million. In connection with the December 23, 2022 amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023. In connection with the Company’s entry into the Amended CIBC Loan Agreement, the MFP Letter of Credit was further amended to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024. As detailed further in Note 18, the MFP Letter of Credit maturity date was extended to November 30, 2024 and the MFP Loan Agreement was extended to May 31, 2025. On October 31, 2024, the MFP Letter of Credit was further extended to December 31, 2024. See Note 18 for further details.

Pursuant to the MFP Loan Agreement, the Company initially accrued a cash fee to be paid to MFP equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash. As amended in the Third Amendment to Subordinate Loan and Security Agreement with MFP, the cash fee payable to MFP on all amounts remaining undrawn under the MFP Letter of Credit increased from 3.50% to 4.25% per annum.

As of June 30, 2024, no amounts were outstanding. The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default and is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
2025	$3,921,333
2026	4,406,852
2027	106,852
2028	8,359
Total	$8,443,396

NOTE 9 - INCOME TAXES

(Loss) income before income taxes consists of the following:

	Years Ended June 30,
	2024	2023
United States	(17,377,071)	$20,631,632
Foreign	(9,324,604)	(5,707,581)
(Loss) income before income taxes	$(26,701,675)	$14,924,051

Significant components of the provision for income taxes from continuing operations are as follows:

	Years Ended June 30,
	2024	2023
Current:
State	$22,164	$12,431
Foreign	(13,937)	42,480
Total current provision	8,227	54,911
Deferred:
Foreign	488,063	(818,550)
Total deferred provision	488,063	(818,550)
Provision for (benefit from) income taxes	$496,290	$(763,639)

The differences between the total calculated income tax provision and the expected income tax computed using the U.S. federal income tax rate are as follows:

	Years Ended June 30,
	2024	2023
Tax (benefit) expense at statutory tax rate	$(5,607,352)	$3,134,080
State (benefit) taxes, net of federal (benefit) tax	(300,097)	388,572
Estimated GILTI inclusion	—	267,352
Federal and state research credits - current year	41,336	67,144
Other permanent differences	(135,988)	(187,808)
Foreign rate differential	(834,598)	(521,188)
Valuation allowance	7,874,325	(5,371,275)
Transfer pricing adjustments	—	1,380,810
Stock compensation	94,395	266,127
Equity method investments	(622,332)	(277,952)
Other	(13,399)	90,499
Provision for (benefit from) income taxes	$496,290	$(763,639)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$24,058,960	$21,170,710
Tax credit carryforwards	2,318,863	2,184,461
Allowance for credit losses	1,411,999	1,184,158
Goodwill	1,463,346	1,688,905
Lease liabilities	697,706	880,955
Interest expense carryforwards	3,198,223	1,446,422
Other, net	3,057,037	2,588,490
Total deferred tax assets	36,206,134	31,144,101
Valuation allowance for deferred tax assets	(29,963,945)	(22,061,576)
Deferred tax assets, net of valuation allowance	6,242,189	9,082,525
Deferred tax liabilities:
ROU lease assets	(812,720)	(903,508)
Equity method investments	(3,797,095)	(4,620,682)
Intangible assets	(950,346)	(1,910,044)
Fixed assets	(682,028)	(1,160,228)
Total deferred tax liabilities	(6,242,189)	(8,594,462)
Net deferred tax asset (liability)	$—	$488,063

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on projections of taxable income, the Company had previously determined that it is more likely than not that the deferred tax assets in the United States and South Africa will not be realized. Additionally, the Company determined that the deferred tax assets in Australia more likely than not would not be realized. Accordingly, a valuation allowance was recorded against the net deferred tax assets in the United States and South Africa and a partial valuation allowance was recorded Australian deferred tax assets. The valuation allowance increased by approximately $7.9 million for the year ended June 30, 2024, related primarily to the tax losses generated in the current year.

As of June 30, 2024, the Company had federal and state net operating loss carryovers of approximately $102.3 million and $37.7 million, respectively. Federal net operating losses generated after June 30, 2018 can be carried forward indefinitely, which represented $83.0 million of this total. The remaining balance will begin to expire June 30, 2031, unless utilized. Additionally, the Company has Australian net operating loss carryovers of $1.8 million, that can be carried forward indefinitely.

The U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on a corporation's ability to utilize net operating loss carryovers, or NOLs, if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. To the extent our use of net operating loss carryforwards is significantly limited under the rules of Section 382, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. As of June 30, 2024, $16.4 million of our Federal net operating losses are subject to annual limitations under Section 382.

The Company has federal research credits of $1.4 million which will begin to expire June 30, 2031, unless utilized. As of June 30, 2024, the Company has Australian non-refundable research and development credits of $0.8 million that can be carried forward indefinitely. The Company also has foreign tax credits of $0.1 million which began expiring on June 30, 2023. The Company has state research credits of $25,089 that do not expire. In addition, the Company has $12.4 million of Section 163(j) interest limitation carryovers as of June 30, 2024 that can be carried forward indefinitely. $1.8 million of Australia thin capitalization interest limitation carryforward will begin to expire June 30, 2039 and $0.2 million of Australia capital loss carryforward that can be carried forward indefinitely.

As of June 30, 2024, the Company has not provided for foreign withholding and deferred income taxes on approximately $0.1 million of undistributed earnings of its foreign subsidiaries, as these earnings are considered indefinitely reinvested outside of the United States. A determination of the unrecognized deferred taxes is not practicable. The Company does not plan to repatriate any earnings that are currently located in its foreign subsidiaries as of June 30, 2024.

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

The following table summarized the activity related to our unrecognized tax benefits:

	Years Ended June 30,
	2024	2023
Beginning balance	$76,919	$77,350
Other	(226)	(431)
Ending balance	$76,693	$76,919

The Company has approximately $0.1 million of unrecognized tax benefits related to prior year tax positions as of June 30, 2024. Included in the unrecognized tax benefits was approximately $0.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, if the Company were not in a valuation allowance position. However, due to the valuation allowance in the United States, there would be no impact to the annual effective tax rate if the tax benefits were recognized.

The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has not accrued interest and penalties associated with uncertain tax positions as of June 30, 2024 and 2023. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

NOTE 10 - FOREIGN CURRENCY CONTRACTS

The Company’s subsidiary, S&W Australia, is exposed to foreign currency exchange rate fluctuations in the normal course of its business, which the Company manages through the use of foreign currency forward contracts. These foreign currency contracts are not designated as hedging instruments; accordingly, changes in the fair value are recorded in current period earnings. These foreign currency contracts had a notional value of $1.4 million at June 30, 2024 and their maturities range from July 2024 to September 2024.

The Company records an asset or liability on the Consolidated Balance Sheets for the fair value of the foreign currency forward contracts. The foreign currency contract liabilities totaled $0.0 million and $0.8 million as of June 30, 2024 and 2023, respectively. The Company recorded a gain on foreign exchange contracts of $0.8 million and $0.1 million for the year ended June 30, 2024 and 2023, respectively, which are reflected in Cost of revenue on the Consolidated Statements of Operations.

The Company's accounting policies for foreign currency contracts and options are found in Note 2 under the section titled "Derivative Financial Instruments."

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2024, S&W Australia had $4.8 million in growers payables, all of which is associated with its alfalfa crop harvest. Payments were scheduled for the first two quarters of fiscal 2025; however, after S&W Australia entered into voluntary administration on July 25, 2024, the timing and amount of these payments is uncertain.

Contingencies

Based on information currently available, management is not aware of any other matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Legal Matters

The Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the

Company because of defense and settlement costs, diversion of management resources, and other factors. Any current litigation as of June 30, 2024 is considered immaterial and counter claims have been assessed as remote.

NOTE 12 - EQUITY

ATM Common Stock Sales

On September 23, 2020, the Company entered into an At Market Issuance Sales Agreement, or the ATM Agreement, with B. Riley Securities, Inc., or B. Riley, under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $14.0 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.5% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement. Subsequent amendments occurred, latest being on May 17, 2022, increasing the aggregate offering price to $24.6 million.

For the year ended June 30, 2023, the Company received gross proceeds of approximately $0.2 million from the sale of 5,392 shares of its common stock pursuant to the ATM Agreement. As of June 30, 2023, the Company had $6.2 million remaining available to sell under the ATM Agreement.

For the year ended June 30, 2024, the Company did not sell any shares of its common stock pursuant to the ATM Agreement. The shares of common stock issuable under the ATM Agreement were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File 333-248974), which ceased to be effective on November 2, 2023. The Company elected to not renew the ATM agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 8). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 138,600 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $30.40 - $40.85 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the years ended June 30, 2024 and 2023, an aggregate value of $0.0 million and $1.9 million was capitalized, respectively, of which, $0.8 million and $0.9 million, respectively, was amortized as interest expense.

MFP is the Company’s largest shareholder and a related party. One of the Company’s directors, Alexander C. Matina, was Portfolio Manager of MFP Investors LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. Mr. Matina continues to serve on the Company's board of directors, or the Board.

NOTE 13 - EQUITY-BASED COMPENSATION

Equity Incentive Plans

In October 2009 and January 2010, the Board and the Company's stockholders, respectively, approved the 2009 Equity Incentive Plan, or as amended and/or restated from time to time, the 2009 Plan. The plan authorized the grant and issuance of options, restricted shares and other equity compensation to the Company's directors, employees, officers and consultants, and those of the Company's subsidiaries and parent, if any. In October 2012 and December 2012, the Board and the Company's stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 65,790 shares. In September 2013 and December 2013, the Board and the Company's stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 89,474 shares. In September 2015 and December 2015, the Board and the Company's stockholders, respectively, approved the amendment and restatement of the 2009 Plan, including an increase in the number of shares available for issuance as grants and awards under the Plan to 128,947 shares.

In December 2018 and January 2019, the Board and the Company's stockholders, respectively, approved the 2019 Equity Incentive Plan, or the 2019 Plan, as a successor to and continuation of the 2009 Plan. In October 2020 and December 2020, the Board and the Company's stockholders approved, respectively, the amendment to the 2019 Plan to increase the number of shares available for issues as grants and awards by 210,526 shares. Subject to adjustment for certain changes in the Company's capitalization, the aggregate number of shares of the Company's common stock that may be issued under the 2019 Plan, as amended, will not exceed 433,884 shares, which is the sum of (i) 210,526 new shares, (ii) 144,737 additional shares that were reserved as of the effective date of the 2019 Plan, (iii) 18,439 shares (the number of unallocated shares that were available for grant under the 2009 Plan as of January 16, 2019, the effective date of the 2019 Plan), plus (iv) 60,182 shares, which is the number of shares subject to outstanding stock awards granted under the 2009 Plan that on or after the effective date of the 2019 Plan may expire or terminate for any reason prior to exercise or settlement, are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to us, or are reacquired, withheld or not issued to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award.

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

Weighted average assumptions used in the Black-Scholes-Merton model are set forth below:

	As of June 30,
	2024	2023
Risk free rate	4.2% - 4.8%	2.9% - 4.4%
Dividend yield	—	—
Volatility	70.3% - 70.6%	64.7% - 66.1%
Forfeiture rate	10.2%	9.1%

Stock Options

During the year ended June 30, 2024, the Company granted 27,283 options to its directors, certain members of the executive management team and other employees at exercise prices ranging from $11.59 - $14.63 per share. These options vest in either quarterly or annual periods over one to three years, and expire ten years from the date of grant.

A summary of stock option activity for the years ended June 30, 2024 and 2023 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	244,058	$50.16	6.6	$—
Granted	73,141	23.75
Exercised	(111)	18.05
Canceled/forfeited/expired	(49,880)	53.96
Outstanding at June 30, 2023	267,208	$42.37	7.1	$292,079
Granted	27,284	13.30
Canceled/forfeited/expired	(14,822)	47.88
Outstanding at June 30, 2024	279,670	$39.14	6.8	$—
Options vested and exercisable at June 30, 2024	233,646	$43.13	6.4	$—
Options vested and expected to vest at June 30, 2024	279,324	$39.14	6.8	$—

The weighted average grant date fair value of options granted and outstanding at June 30, 2024 was $7.41 per share. As of June 30, 2024, the Company had $0.3 million of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2009 Equity Incentive Plan and the S&W Seed Company 2019 Equity Incentive Plan, or the 2019 Plan, which will be recognized over the weighted average remaining service period of 1.60 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the years ended June 30, 2024 and 2023, the Company issued 62,932 and 28,139 restricted stock units to its directors, certain members of the executive management team, and other employees. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards during the years ended June 30, 2024 and 2023 totaled $0.7 million and $0.6 million, respectively, and was based on the closing stock price on the date of grants.

The Company recorded $0.6 million and $0.7 million of stock-based compensation expense associated with grants of restricted stock units during the years ended June 30, 2024 and 2023, respectively. A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (Years)
Nonvested restricted units outstanding at June 30, 2022	14,101	$50.54	1.2
Granted	28,139	21.66	1.5
Vested	(18,614)	42.18	—
Forfeited	(461)	47.50	—
Nonvested restricted units outstanding at June 30, 2023	23,165	$22.23	1.4
Granted	62,932	11.02	0.8
Vested	(21,502)	22.04	—
Nonvested restricted units outstanding at June 30, 2024	64,595	11.40	1.2

As of June 30, 2024, the Company had $0.4 million of unrecognized stock compensation expense, net of estimated forfeitures, related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.17 years.

As of June 30, 2024, there were 13,563 shares available under the 2019 Plan for future grants and awards.

Stock-based compensation expense recorded for stock options, restricted stock grants and restricted stock units for the years ended June 30, 2024 and 2023, totaled $1.2 million and $1.9 million, respectively. This is all recorded to Selling, general, and administrative expenses within the Consolidated Statements of Operations.

NOTE 14 - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On February 18, 2022, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with MFP, pursuant to which the Company sold and issued to MFP, in a private placement, 1,695 shares of its Series B Redeemable Convertible Non-Voting Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, and an accompanying warrant, or the Warrant, to purchase up to 29,440 shares of the Company’s common stock, or the Common Stock, par value $0.001 per share, at a combined unit price of $2,950 per share, or the Stated Value, for aggregate gross proceeds of approximately $5.0 million.

The Warrant first becomes exercisable on the date that is six months after the date of issuance, at an exercise price of $95.00 per share (subject to adjustment in connection with any stock dividends and splits, distributions with respect to Common Stock and certain fundamental transactions as described in the Warrant) and will expire five years from the date it first becomes exercisable.

The Series B Preferred Stock is initially convertible into shares of Common Stock at the rate of 53 shares of common stock per share of Series B Preferred Stock, at any time at the option of the holder of such shares, subject to the following limitations: (i) unless a holder was a stockholder of the Company as of February 18, 2022 (in which case such limitation shall not apply), the Company shall not effect any conversion of Series B Preferred Stock to the extent that, after giving effect to an attempted conversion, such holder, together with its affiliates, would beneficially own a number of shares of Common Stock in excess of 4.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the issuance of such shares, which limit may be decreased or increased (not to exceed 19.99%) upon written notice to the Company, with any increase not becoming effective until at least 61 days after such notice; (ii) a holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock if such conversion would result in the total number of shares of Common Stock issued or issuable upon conversion or exercise of the securities issued pursuant to the Purchase Agreement to exceed 409,350 shares, or 19.99% of the outstanding shares of Common Stock as of the date of the Purchase Agreement; and (iii) to the extent Nasdaq Listing Rule 5635(c) is applicable or deemed applicable to a holder, such holder may not acquire shares of Common Stock upon conversion of Series B Preferred Stock that would exceed the maximum number of all shares of Common Stock that could be issued by the Company to such holder without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c). Upon receiving shareholder approval of a proposal to be submitted to the shareholders of the Company for the purpose of approving the transactions contemplated by the Purchase Agreement, pursuant to Nasdaq Listing Rules 5635(a), (c) and (d), the foregoing limitations in (ii) and (iii) above shall no longer have any force or effect.

Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to solicit the approval of its shareholders for the issuance of all shares of Common Stock otherwise issuable upon the conversion of the Series B Preferred Stock, or the Requisite Approval, at the next annual meeting of the Company’s shareholders, and at each annual meeting of shareholders thereafter, if necessary, until the Requisite Approval is obtained. The Company obtained approval at its annual meeting of stockholders that occurred on December 13, 2023.

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

Since the holder has the option to redeem their shares of Series B Preferred Stock at any time after August 18, 2025, the stock is considered contingently redeemable and, accordingly, is classified as temporary equity on the Consolidated Balance Sheets as of June 30, 2024 and 2023. Over the initial 42-month term the $4.6 million relative fair value of the Series B Preferred Stock will be accreted to its redemption value of $5.0 million. As of June 30,

2024, the Company has recognized $0.2 million accretion of discount for warrants. Dividends will be accrued and recognized through retained earnings. As of June 30, 2024, $0.9 million in dividends has been accrued.

The following summarizes changes to our Series B Preferred Stock:

Balance at June 30, 2022	$4,804,819
Dividends accrued	365,979
Accretion of discount for warrants	103,350
Balance at June 30, 2023	$5,274,148
Dividends accrued	391,267
Accretion of discount for warrants	103,350
Balance at June 30, 2024	$5,768,765

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company’s 401(k) plan, or the 401(k) Plan, covers substantially all employees of the Company who meet certain requirements. Contributions to the 401(k) Plan are determined by each participant by means of an elective compensation deferral, subject to annual limits. The Company matches 100% of employee contributions, up to 4% of eligible compensation. The total employer matching contributions to the 401(k) Plan recognized in the Company’s Consolidated Statements of Operations were as follows:

	Years Ended June 30,
	2024	2023
Cost of revenue	$67,551	$106,942
Selling, general and administrative expenses	202,493	190,185
Research and development expenses	50,365	69,769
Total	$320,409	$366,896

NOTE 16 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company's Consolidated Statements of Cash Flows for non-cash activities during the years ended June 30, 2024 and 2023, respectively.

	Years Ended June 30,
	2024	2023
Non-cash investing activities:
ROU assets financed by lease liabilities and lease modifications and reassessments	$1,113,299	$905,739
Consideration received from Shell for equity interest in Vision Bioenergy:
Settlement of long-term debt principal, interest and other related costs	—	6,860,838
Note receivable	—	5,747,127
Membership purchase option	—	695,000
Contribution of property, plant and equipment and inventory to Vision Bioenergy for equity interest	—	(5,532,694)
Contribution of intangible assets to Trigall in exchange for equity investment and promissory note	—	(1,750,000)
Non-cash financing activities:
Warrants issued for financial commitment asset	—	1,894,901
Dividends accrued for participating securities	391,267	365,979
Accretion of discount for Series B preferred stock warrants	103,350	103,350

NOTE 17 - BUSINESS SEGMENTS

Segment Reporting

Effective July 1, 2023, the Company has three operating and reportable segments that correspond with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, who is the Company's President and Chief Executive Officer. The Company's Chief Operating Decision Maker allocates resources and assesses performance based on these segments, with a key performance metric utilized being gross profit, which varies across segments. The Company's three operating segments, each its own reportable segment, are Americas, International, and AUSDOM.

Americas: Consists of operations in the United States that results in sales across North and South America. Sales in the Americas segment is largely made up of sorghum and alfalfa products.

International: Consists of operations in Australia and the United States that results in sales to countries not covered in the other two segments. Sales in the International segment is largely alfalfa products in addition to some sorghum and sunflower products. A large concentration of these sales went to the Middle East and North Africa region.

AUSDOM: Consists of operations in Australia that are related to the Australian domestic business. Sales in the AUSDOM segment is predominantly made up of pastures, alfalfa and sorghum products.

As presented in the table below, Other consists of unallocated corporate expenses and other business activities.

The accounting policies of the segments are the same as those used in the Consolidated Financial Statements, as discussed in Note 2.

Below is a summary of business activity by segment that is reviewed by the Company's Chief Operating Decision Maker, with the year ended June 30, 2023 being recast to conform with current year presentation:

	Years Ended June 30,
	2024	2023
Revenue
Americas	$31,303,721	$29,879,113
International	14,573,037	26,228,095
AUSDOM	14,564,888	17,414,083
Revenue	60,441,646	73,521,291

Gross profit
Americas	9,183,503	5,093,635
International	4,096,962	7,119,786
AUSDOM	2,531,751	2,229,837
Other	(2,467)	94,823
Gross Profit	$15,809,749	$14,538,081

The Company does not allocate Other (income) expense, Equity in loss of equity method investees, net of tax, or Assets by segment as these are not provided to its Chief Operating Decision Maker.

NOTE 18 - SUBSEQUENT EVENTS

CIBC Third Amendment

On July 3, 2024, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement, or the Third Amendment, with CIBC, which amended the Amended CIBC Loan Agreement, by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Third Amendment, effective as of July 1, 2024, among other things:

•
subject to the satisfaction of certain post-closing covenants, extended the maturity date from August 31, 2024 to October 31, 2024, or the Maturity Date;

•
modified the maximum loan commitment under the Amended CIBC Loan Agreement to (i) $20.0 million from July 1, 2024 through July 31, 2024, (ii) $18.5 million from August 1, 2024 through September 1, 2024, (iii) $17.5 million from September 2, 2024 through September 15, 2024, (iv) $15.0 million from September 16, 2024 through October 9, 2024, and (v) $13.0 million from October 10, 2024 through the Maturity Date;
•
modified the eligible inventory sublimit under the Amended CIBC Loan Agreement from $5.0 million from July 1, 2024 through August 31, 2024 to (i) $8.5 million from July 1, 2024 through July 14, 2024, (ii) $7.5 million from July 15, 2024 through August 14, 2024, (iii) $7.0 million from August 15, 2024 through September 15, 2024, (iv) $6.5 million from September 16, 2024 through September 29, 2024, and (v) $5.0 million from September 30, 2024 through the Maturity Date;
•
added certain post-closing covenants which, should the Company not comply with the amended terms, shall constitute an immediate event of default under the Amended CIBC Loan Agreement;
•
added a fee of $15,000 payable by the Company to CIBC on the date of the Third Amendment;
•
added a fee of $10,000 payable by the Company to CIBC monthly beginning July 1, 2024, and payable only if the eligible inventory sublimit is greater than $5.0 million; and
•
added a fee of $25,000 payable by the Company to CIBC on October 1, 2024, and payable only if the Company does not repay the obligations under the Amended CIBC Loan Agreement in full by September 30, 2024.

Except as modified by the Third Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

As of September 16, 2024, and since then, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) has exceeded the total revolving loan commitment thereunder, which constitutes an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, the Company received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deems appropriate. As of the date of this filing, CIBC has not accelerated the indebtedness under the Amended CIBC Loan Agreement.

CIBC Fourth Amendment

On October 31, 2024, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fourth Amendment, which amended the Amended CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Fourth Amendment, effective as of October 31, 2024, among other things:

•
extended the maturity date from October 31, 2024 to November 8, 2024, and, provided that if on or before November 8, 2024, the Company delivers to CIBC an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires on December 31, 2024 or after, the maturity date of the Amended CIBC Loan Agreement will be automatically extended to November 30, 2024; and
•
provided for a fee of $25,000 payable by the Company to CIBC on the date of the Fourth Amendment.

Except as modified by the Fourth Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

MFP Fourth Amendment

On July 16, 2024, the Company entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fourth Amendment, amending the MFP Loan Agreement with MFP, to (i) extend the maturity date of the letter of credit to November 30, 2024 and (ii) extend the maturity date of the MFP Loan Agreement to May 31, 2025. Except as modified by the MFP Fourth Amendment, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

MFP Fifth Amendment

On October 31, 2024, the Company entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fifth Amendment, further amending the MFP Loan Agreement with MFP, to extend the maturity date of the letter of credit to December 31, 2024. Except as modified by the MFP Fifth Amendment, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

Ongoing Voluntary Administration Process Involving S&W Australia

On July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001.

In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A voluntary administration involves an investigation of available options to provide a better return to creditors and, if possible, to save the business.

A number of factors combined to lead S&W Australia to conclude that the voluntary plan of administration was necessary and advisable, including the lack of viable strategic alternatives, Saudi Arabia’s recent discontinuation of import permits for alfalfa seed, and the increased risk that S&W Australia would be unable to meet its obligations under the NAB Finance Agreement.

As a result of the voluntary administration process, the Company currently does not control S&W Australia, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. The Company expects that S&W Australia will no longer be its subsidiary, or owned or controlled by the Company in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia will cease to be included within the scope of its business. As a result, if, as expected, the Company does not regain control of S&W Australia at the conclusion of the voluntary administration process, as it will no longer include S&W Australia in its consolidated financials. The voluntary administration process is expected to conclude in November 2024.

S&W Australia had $43.8 million in total assets, $46.4 million in total liabilities and ($2.6) million in stockholders' equity as of June 30, 2024. S&W Australia's revenue and net loss for the year ended June 30, 2024 were $26.4 million and ($10.0) million, respectively, which is included in the Company's Consolidated Financial Statements as of and for the year ended June 30, 2024.

S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. The NAB Finance Agreement is guaranteed by the Company, up to a maximum of AUD $15.0 million (USD $10.0 million as of June 30, 2024), or the Parent Guarantee. The Company’s obligations under the Parent Guarantee are not subject to a stay in connection with S&W Australia’s voluntary administration.

S&W Australia’s entry into voluntary administration also constituted an event of default under the Company’s Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, the Company received a waiver for the Event of Default from CIBC. The waiver stipulates that the occurrence of any of the following shall constitute an immediate event of default under the Amended CIBC Loan Agreement, without notice or demand of any kind:

•
Any notice of default and/or demand for payment is issued by NAB to the Company under the Parent Guarantee;
•
The institution of any legal proceedings by NAB against the Company; and
•
NAB takes any other judicial or non-judicial action under the Parent Guarantee or otherwise against the Company in connection with the Parent Guarantee.

In the event that any of the above events occur, the Company must provide immediate written notice to CIBC. The Company is also required to provide written weekly updates, in form and substance satisfactory to CIBC, addressing

S&W Australia’s insolvency proceeding and/or any actions or communications from NAB with respect to S&W Australia’s insolvency proceeding or the Parent Guarantee as well as any actions or progress in furtherance of a sale of S&W Australia or all or any material part of its business. None of the events of default under the August 5, 2024 CIBC waiver have occurred as of the date of this filing and the Company has also met the weekly reporting requirements as outlined in the waiver.

Reverse Stock Split

At the Company's special meeting of stockholders held on September 26, 2024, or the Special Meeting, the Company's stockholders approved, pursuant to Nevada Revised Statutes, or NRS, 78.2055, a reverse stock split of the Company's common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of the Board and with such reverse stock split to be effected at such time and date as determined by the Board in its sole discretion (but in no event later than January 31, 2025). Following the Special Meeting, on October 4, 2024, the Board unanimously approved, pursuant to NRS 78.2055, a reverse stock split of all issued and outstanding shares of our common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024, or the Effective Time.

The terms of the Reverse Stock Split are such that every 19 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all then outstanding stock options, restricted stock units and warrants, which resulted in a proportional decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company's equity compensation plans immediately prior to the Effective Time was reduced proportionately.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record were issued one whole share of common stock in exchange for any fractional interest that such stockholder would have otherwise received as a result of the Reverse Stock Split. The Reverse Stock Split affected all stockholders of record proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock, except to the extent that the Reverse Stock Split resulted in any stockholder owning an additional share.

The Company's common stock began trading on a split-adjusted basis commencing upon market opening on The Nasdaq Capital Market on October 18, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, or the Evaluation Date. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness described below.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework, or 2013 Framework. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended June 30, 2024, in connection with the preparation of our annual financial statements as of and for the year ended June 30, 2024, we identified a material weakness in our internal control over financial reporting. The material weakness in internal control over financial reporting relates to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under U.S. GAAP. This principally resulted from (1) our failure to effectively evaluate the business information presented to and reviewed by the CODM in making decisions on assessing performance and allocating resources and (2) our failure to disaggregate revenue into appropriate subcategories for footnote disclosure purposes. This material weakness existed during the first three quarters of fiscal 2024 and as of June 30, 2024, and resulted in the segment reporting restatement. As a result, we have concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Remediation Plan for the Material Weakness in Internal Control Over Financial Reporting

Management is implementing certain changes in our internal controls as of the filing of this report to address the material weakness to include, among other things, quarterly monitoring of any changes within the Company and the impact on our financial reporting and updating internal policies and internal control procedures to address the material weakness. However, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

Except as specified above, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

Item 9B. Other Information

Departure of Directors

With a view towards streamlining our organizational structure, and also reducing related costs, the Board has determined to reduce the authorized number of directors to four, effective as of immediately prior to our 2024 annual meeting of stockholders, or the Annual Meeting. To facilitate this reduction, on October 30, 2024, Elizabeth Horton and Mark J. Harvey each delivered irrevocable resignations from their positions on the Board, including each of the Board committees on which they serve, effective as of immediately prior to the Annual Meeting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

General Information About the Board

The Board is elected by our stockholders to oversee our business and affairs. In addition, the Board counsels, advises and oversees management in the long-term interests of our company and our stockholders regarding a broad range of subjects including:

•
selecting and evaluating the performance of our Chief Executive Officer, Chief Financial Officer and other senior executives;
•
reviewing and approving major financial, strategic and operating decisions and other significant actions;
•
overseeing the conduct of our business and the assessment of our business risks to evaluate whether our business is being properly managed; and
•
overseeing the processes for maintaining integrity with regard to our financial statements and other public disclosures, and compliance with law and ethical standards.

Members of the Board monitor and evaluate our business performance through regular communication with our Chief Executive Officer and other members of senior management, and by attending Board meetings and Board committee meetings.

Our directors are elected in uncontested elections by a majority vote, as described below. In contested director elections, elections whereby the number of nominees exceeds the number of directors to be elected, the directors are elected by a plurality of the votes cast, and the nominees receiving the greatest numbers of votes will be elected to serve as directors.

To be elected in an uncontested election, a director must receive the affirmative vote of a majority of the votes cast with respect to such director’s election. This means that a director will be elected if the number of votes cast for that director’s election exceeds the number of votes cast against that nominee’s election. Broker non-votes and abstentions will not be counted as votes cast, and, accordingly, will have no effect on the election of directors.

In order to be nominated for re-election, any director currently serving on the Board (an “Incumbent Director”) must submit an irrevocable resignation, that would be effective upon the Board’s acceptance of such resignation, in the event the director fails to receive the required vote to be re-elected, as described above.

If an Incumbent Director fails to receive the required number of votes for re-election in an uncontested election, the Incumbent Director would continue to serve on the Board as a “holdover director” until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal pursuant to our Bylaws. In that case, however, the Nominating and Governance Committee would consider the conditional resignation described above, and recommend to the Board whether to accept or reject the resignation of such Incumbent Director, or whether other action should be taken. The Board will endeavor to act on the recommendation within 90 days following certification of the election results. The Board will promptly disclose its decision whether to accept the Incumbent Director’s resignation offer (and its rationale for rejecting the offer, if applicable) in a press release and filing an appropriate disclosure with the SEC. If the Board accepts the resignation, then the Board, in its sole discretion, may, pursuant to our Bylaws, fill any resulting vacancy or may decrease the size of the Board.

Nevada corporate law does not require cumulative voting in the election of directors, and neither our Articles nor our Bylaws provide for cumulative voting.

Information Regarding the Directors

Our Board currently consists of six directors. Our Bylaws provide that the authorized number of directors shall be determined by a resolution of our Board. With a view towards streamlining our organizational structure, and also reducing related costs, our Board has determined to reduce the authorized number of directors to four, effective as of immediately prior to the annual meeting. To facilitate the reduction, Mark Harvey and Elizabeth Horton each delivered irrevocable resignations from their positions on the Board, including the committees on which they serve, effective as of immediately prior to the next annual meeting.

The following is a brief biography of each director and a discussion of the specific experience, qualifications, attributes or skills of each director that led to the conclusion of our Board to that such person should serve as a director.

Name	Age	Position with the Company
Alan D. Willits	66	Chairman of the Board
Mark J. Harvey	69	Director
Elizabeth Horton	48	Director
Alexander C. Matina	48	Director
Jeffrey Rona	56	Director
Mark W. Wong	75	Director

Alan D. Willits was elected to the Board in 2018 and appointed Chairman of the Board in late 2022. From 2014 to 2018, Mr. Willits served in various senior management positions at Cargill Asia Pacific, including as Chairman, where he led Cargill’s Agriculture Supply Chain business in the Asia-Pacific region. He was responsible for several businesses within this group, including Cargill’s oil palm plantations, trading and merchandising in the Asia-Pacific region, and Cargill’s grains and oilseeds supply chain businesses in North Asia, South Asia and Australia. From 2008 to 2014, Mr. Willits served as President of Cargill Corn Milling America, where he oversaw all aspects of the corn processing business. Between 2005 and 2008, Mr. Willits served as President of Cargill Specialty Seed and Oil. Mr. Willits also held various other senior positions with Cargill between 1980 and 2005, during which he managed Cargill’s international wheat trading activities in Geneva, Switzerland, its grain business in Argentina and its specialty canola oils business. Mr. Willits received a bachelor’s degree from the University of Illinois, College of Agriculture in Agricultural Economics.

We believe that Mr. Willits’ extensive industry experience and agricultural expertise, including his knowledge of the agricultural industry in the Asia-Pacific and other geographic regions, qualify him to serve on the Board.

Mark J. Harvey was appointed Chairman of the Board in December 2014 and served in this position until December 2022. Prior to this, Mr. Harvey served as Vice Chairman since April 2013. Mr. Harvey has more than 35 years of experience in production processing and marketing of seed to many parts of the world, particularly branded alfalfa and clover. Mr. Harvey managed a 10,000-acre family farm producing seed, wheat and pulse crops, along with wool and beef, from 1976 until 1996 when the company he founded, Paramount Seeds, was sold to Elders Ltd. While with Elders, he was manager of their national and international seed business from 1996 until 2001. In 2002, he was a founding partner of Seed Genetics International Pty Ltd., which was sold to S&W Seed Company in 2013 and renamed to S&W Seed Company Australia Pty Ltd ("S&W Australia"). Mr. Harvey focused primarily on marketing and distribution for Seed Genetics International Pty Ltd. Mr. Harvey is a founding investor in and is a currently the vice chairman of Duxton Broad Acre Farms, a publicly traded 420,000 acre farming and ranching operation based in Australia listed on the Australian Stock Exchange. Mr. Harvey has served as a member of the board of directors of Duxton Broad Acres Farms since September 2018. Mr. Harvey was educated at Cunderdin Agricultural College in West Australia.

We believe that Mr. Harvey’s extensive experience in the seed industry, which contributes valuable business expertise, has qualified him to serve on the Board.

Elizabeth Horton has served on the Board since May 2023. Ms. Horton currently serves as Chief Financial Officer, or CFO, of Compeer Financial. Prior to this, she served as our CFO from November 2021 to May 2023, and as CFO of Miller Milling Company, a full-service flour milling company headquartered in Minneapolis, Minnesota, with five facilities across the country and over $500 million in annual revenue, from 2018 to 2021. In this position, she oversaw the company’s finance transformation and was also responsible for IT and HR. Prior to Miller Milling Company, Ms. Horton spent 20 years at Cargill where she held numerous finance roles of increasing responsibility, including as EMEA Regional Treasurer, EMEA Head – Risk Investors Group, Cargill Trade and Structured Finance and, most recently, Financial Planning & Analysis Director. She currently serves on the Board of Rahr Corporation, a 175-year old global malt and brewing supply company. Ms. Horton received a B.S. in Accounting and an MBA from the University of Minnesota and is a licensed CPA (inactive) and a CFA® Charterholder.

We believe Ms. Horton’s extensive experience in finance and the agricultural industry has qualified her to serve on the Board.

Alexander C. Matina has served on the Board since 2015. In 2007, Mr. Matina became Vice President of MFP Investors, LLC, or MFP, the family office of Michael F. Price, which has a value-investing focus across public and private markets. In 2022, Mr. Matina transitioned to Portfolio Manager for MFP, and served in this role until late 2023, when he moved to an advisor role for MFP. From 2005 to 2007, Mr. Matina served in various roles at Balance Asset Management, a multi-strategy hedge fund, and from 2004 to 2005, as a senior associate at Altus Capital Partners, a middle market private equity fund. Prior thereto, he was a principal at 747 Capital, a private equity fund-of-funds, and a financial analyst at Salomon Smith Barney in the financial sponsors group of the investment banking division. Since 2013, he has served on the board of directors (as Chairman) of Trinity Place Holdings, Inc., a publicly traded real estate company. Mr. Matina is also a director of TGI Friday’s, a privately held casual dining company. He also serves on the board of directors of Crowheart Energy, a privately held oil and gas company in Wyoming. Mr. Matina has also served as an adjunct professor of finance at Fordham University. From 2017 to 2019, Mr. Matina served on the board of directors of Papa Murphy’s, a national restaurant chain listed on Nasdaq until the company was acquired and taken private in 2019. Mr. Matina received a bachelor’s degree from Fordham University and an M.B.A. from Columbia University.

We believe that Mr. Matina’s strong finance background, including experience with private equity as well as his experience with other public companies, qualify him to serve on the Board.

Jeffrey Rona joined the Board in December 2023. Mr. Rona has served as the Chief Financial Officer of Ovid Therapeutics Inc. (“Ovid”) since 2021 and as Chief Business Officer of Ovid since 2020. He is responsible for leading Ovid’s capital formation, business development, strategic corporate partnerships and financial reporting. Mr. Rona previously served as the Consulting Chief Financial Officer, beginning in 2019, to assist Ovid with strategic financings. Mr. Rona also worked as a managing director with Danforth Advisors, LLC, a strategic consulting firm for life sciences companies, from 2017 through 2020. Prior to that, Mr. Rona was the Chief Financial Officer for Great Basin Scientific, Inc., a molecular diagnostics company, from 2014 through 2017. Mr. Rona began his career at Coopers & Lybrand LLP and UBS Investment Bank, and his over 30 years of experience also includes senior leadership positions with GlobeImmune, Inc., AlgoRx Pharmaceuticals, Inc., and Agenus Inc. (f/k/a Antigenics Inc.). Mr. Rona holds a BS in accounting from Case Western Reserve University.

We believe that Mr. Rona’s strong finance background, including experience with public companies, qualify him to serve on the Board.

Mark W. Wong was elected to the Board in 2014. In 2017, he was appointed to serve as our President and Chief Executive Officer until his retirement in June 2023. He has more than 35 years of experience in agribusiness, with expertise in technology integration and commercialization. Mr. Wong was a founder and, since 2009, has been a partner of Colorado Financial Holdings (“CFH”), a private venture investment and investment bank that specializes in the agricultural, energy and biotechnology sectors. From 2012 to 2018, Mr. Wong served as Chairman of American Dairyco, operating dairies in Florida and Georgia, which is a venture jointly owned by CFH. Between 2008 and 2015, he served either as Chairman of the Board or Chief Executive Officer of Agrivida, a private company that is developing and commercializing high-performance products that incorporate novel, regulated proteins precisely engineered for specific applications in a variety of markets, including animal nutrition, bio-based fuels and chemicals and industrial enzymes. In 2016, Mr. Wong briefly served as Acting President and Chief Executive Officer of Arcadia Biosciences, Inc., a publicly traded agricultural biotechnology trait company for which he also served on the board from 2006 until 2016. Mr. Wong was the Chief Executive Officer of Renewable Agricultural Energy Corporation, a private ethanol production company, from 2006 to 2007. Prior to that time, was the founder and, from 1999 to 2005, chief executive officer of Emergent Genetics, an international seed biotech company that was sold to Monsanto Company in 2005. Mr. Wong founded and managed a series of other agricultural and biotechnology companies, including Big Stone Partners, Agracetus Corporation, a plant biotechnology company that was sold to Monsanto and Agrigenetics Corporation, a seed and biotechnology company that was sold to Dow Chemical. Mr. Wong also worked as an engineer for FMC Corporation and Chemical Construction Corporation. Mr. Wong served as a director of BioFuel Energy Corp., a publicly traded corn ethanol company, from 2008 until 2014, and Chair from 2010 to 2014, when it was renamed Green Brick Partners following an acquisition and recapitalization transaction. Mr. Wong received a B.S. degree in Chemical Engineering from Lehigh University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

We believe that Mr. Wong’s extensive background in the agricultural and energy industries, and his many years of executive leadership experience, qualify him to serve on the Board.

Board Diversity

The Board Diversity Matrix below provides certain self-identified information regarding the composition of our Board. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f) and related instructions.

Board Diversity Matrix (As of October 31, 2024)
Total Number of Directors:	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	1	5
Part II: Demographic Background
Asian		1
White	1	4

Committees of the Board of Directors

Our Board currently has four standing committees: an Audit Committee; a Compensation Committee; a Nominating and Governance Committee; and a Finance Committee, each of which meet as needed or advisable. The table below provides membership during our fiscal year ended June 30, 2024 for each of the standing committees of our Board. The table also includes a count of all meetings that took place for each committee during fiscal 2024. In addition to formal in-person and telephonic meetings, certain of our standing committees took various actions by written consent during the fiscal year ended June 30, 2024 and spent many hours in informal consultation with one another and with management.

Name	Audit		Compensation		Nominating and Governance		Finance
Mark J. Harvey	X				X
Elizabeth Horton							X
Alexander C. Matina			X	*	X		X	*
Jeffrey Rona	X	*	X
Alan D. Willits	X		X		X	*
Mark W. Wong							X
Total meetings held in fiscal 2024	6		0		4		3

Audit Committee

As of the date of this filing, the members of the Audit Committee are Jeffrey Rona, Alan D. Willits and Mark J. Harvey, with Mr. Rona serving as the Chairperson of the Audit Committee.

The Audit Committee was established in accordance with applicable SEC rules to oversee our corporate accounting and financial reporting processes and audits of its financial statements. We are required to have an Audit Committee in order to maintain our listing on the Nasdaq Capital Market. Our Board has determined that each of the members of our Audit Committee satisfies the requirements for Audit Committee independence and financial literacy under the applicable SEC and Nasdaq rules and regulations. The Board has also determined that each of Mr. Rona and Mr. Willits is an “audit committee financial expert” as defined in SEC rules and satisfies the financial sophistication requirements of Nasdaq. This designation does not impose on Mr. Rona or Mr. Willits any duties, obligations or liabilities that are greater than is generally imposed on them as members of our Audit Committee and our Board.

Our Audit Committee is responsible for, among other things:

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

The Audit Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Audit Committee is available on the Investors page on our website located at www.swseedco.com. The information contained on S&W's website is not incorporated by reference into this Annual Report on Form 10-K.

Report of the Audit Committee of the Board of Directors

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2024. The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended June 30, 2024 with the Company's management. The Audit Committee has discussed with the Company's independent registered public accounting firm the matters required to be discussed in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”).

The Audit Committee has also received the written disclosures and the letter from the Company's independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence.

Based on the foregoing, the Audit Committee has recommended to our Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Our Board has approved this inclusion.

AUDIT COMMITTEE

Jeffrey Rona (Chair)

Alan D. Willits
Mark J. Harvey

Compensation Committee

As of the date of this filing, the members of our Compensation Committee are Alex C. Matina, Jeffrey Rona, and Alan D. Willits, with Mr. Matina serving as the Chairperson of the Compensation Committee. Our Board has determined that each member of our Compensation Committee meets the requirements for independence under Nasdaq Rule 5605(d)(2), the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act and the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Compensation Committee is responsible for, among other things:

•
overseeing our overall compensation strategy and policies;
•
reviewing and approving with respect to our executive officers (or, with respect to our Chief Executive Officer and Chief Financial Officer, recommending to the Board for approval): annual base salaries, annual incentive bonuses, equity compensation, employment agreements, severance arrangements and change of control agreements/provisions, signing bonuses or payments of relocation costs and any other benefits, compensation or arrangements;
•
reviewing and approving the corporate and individual goals and objectives relevant to the compensation of our executive officers; and
•
administering our equity compensation plans.

Our Compensation Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Compensation Committee is available on the Investors page on our website located at

www.swseedco.com. The information contained on S&W's website is not incorporated by reference into this Annual Report on Form 10-K.

Typically, the Compensation Committee meets approximately four times per year and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairperson of the

Compensation Committee, in consultation with the Chairman of the Board. Our Compensation Committee meets regularly in executive session. However, from time to time, other directors and outside advisors or consultants may be invited to participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his or her compensation or individual performance objectives.

The charter of our Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. Our Compensation Committee has the authority to obtain, at our expense, such advice or assistance from consultants, legal counsel, accounting or other advisors as it deems appropriate to perform its duties. Without limiting the generality of the foregoing, our Compensation Committee may retain or obtain the advice of compensation consulting firms to assist in the performance of its duties and to determine and approve the terms, fees and costs of such engagements. Under its charter, prior to selecting, or receiving advice from, any consultant or advisor, our Compensation Committee is required to consider the independence of such advisor based on any applicable criteria specified by the SEC or Nasdaq, including the independence factors listed in Nasdaq Rule 5605(d)(3). However, our Compensation Committee is not prohibited from obtaining advice from advisors that it determines are not independent.

Nominating and Governance Committee

As of the date of this filing, the members of our Nominating and Governance Committee are Alan D. Willits, Mark J. Harvey, and Alex C. Matina, with Mr. Willits as the Chairperson of the Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee meets the requirements for independence under applicable SEC and Nasdaq rules and regulations.

The goal of our Nominating and Governance Committee is to ensure that the members of our Board have a variety of perspectives and skills derived from high-quality business and professional experience. Our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board. To this end, the committee seeks nominees with high professional and personal integrity, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically. Although neither we nor our Nominating and Governance Committee has a formal policy about diversity in the nominee selection process, our Nominating and Governance Committee charter states that the committee’s goal is to develop a diverse and experienced board. In the context of the existing composition and needs of our Board and its committees, our Nominating and Governance Committee considers various factors, including, but not limited to, independence, age, diversity (which, in this context, means race, ethnicity and gender), integrity, skills, financial and other expertise, breadth of experience and knowledge about our business or industry.

Although our Nominating and Governance Committee uses these and other criteria to evaluate potential nominees, we have not established any particular minimum criteria for nominees. After its evaluation of potential nominees, including any nomination of a director candidate validly made by a stockholder, the committee submits nominees to our Board for approval. When appropriate, our Nominating and Governance Committee may retain executive recruitment firms to assist in identifying suitable candidates.

Our Nominating and Governance Committee is responsible for, among other things:

•
assisting our Board in identifying prospective director nominees and recommending to our Board the director nominees for each annual meeting of stockholders;
•
evaluating the performance of current members of our Board;
•
ensuring that our Board is properly constituted to meet its fiduciary obligations as directors and that we follow appropriate governance standards;
•
developing principles of corporate governance and recommending them to our Board;
•
overseeing compliance by our Board and its committees with applicable laws and regulations, including those promulgated by the rules of the SEC and Nasdaq; and

•
overseeing the evaluation of our Board and recommending compensation of Board members.

Our Nominating and Governance Committee acts under a written charter adopted and approved by our Board. A current copy of the charter of our Nominating and Governance Committee is available on the Investors page on our website located at www.swseedco.com. The information contained on S&W's website is not incorporated by reference into this Annual Report on Form 10-K.

Finance Committee

Our Finance Committee provides ad hoc recommendations and guidance to the full Board on issues related to the financing of the Company. As of the date of this filing, the members of our Finance Committee are Alexander C. Matina, Elizabeth Horton, and Mark W. Wong, with Mr. Matina serving as the Chairperson of the Finance Committee.

Executive Sessions of Independent Directors

In order to promote open discussion among independent directors, our Board has a policy of conducting executive sessions of the independent directors. Our Board holds regular executive sessions of the independent directors at least four times per year in connection with regularly-scheduled Board meetings and holds executive sessions at other times throughout the year as needed or desired. Our non-employee directors may designate a "lead independent director" to preside at each executive session, although it need not be the same director at each session. We believe regularly scheduled executive sessions are important vehicles to encourage open communication. Whether a presiding independent director is selected for each session or not, one of the independent directors present is designated to communicate the results of each executive session to the full Board.

Board Meetings and Attendance

Our Board met nine times and acted by unanimous written consent seven times in fiscal 2024. Each member of our Board attended or participated in 75% or more of the aggregate of (i) the total number of Board meetings held during the period for which such person had been a director, and (ii) the total number of meetings held by each committee of the Board on which such person served during the periods that such person served.

Role of our Board in Risk Oversight

Our Board, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our full Board, members of our senior management are responsible for the day-to-day management of the material risks we face. In its oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by our senior management are adequate and functioning as designed. Our Board's involvement in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk and its determination of what constitutes an appropriate level of risk for us. Additionally, our Board regularly receives updates from senior management and outside advisors regarding certain risks we face, including various operating risks. Our senior management attends meetings of our Board, and each committee meets with key management personnel and representatives of outside advisors as necessary. Additionally, senior management makes itself available to address any questions or concerns raised by our Board on risk management and any other matters.

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

Additional review or reporting on enterprise risks will be conducted as needed or as requested by our Board or a committee thereof.

Stockholder Communications with our Board

Stockholders and interested parties who wish to contact our Board, our Chairman, any other individual director, or the non-employee or independent directors as a group, are welcome to do so in writing, addressed to such person(s) in care of our Corporate Secretary. Email correspondence of this nature should be sent to secretary@swseedco.com, and other written correspondence should be addressed to S&W Seed Company, 2101 Ken Pratt Blvd., Suite 201, Longmont, Colorado 80501, Attention: Corporate Secretary.

Our Board has adopted a formal process by which stockholders may communicate with the Board or any of its members. These communications will be reviewed by our Corporate Secretary, who will then determine whether the communication is appropriate for presentation to the Board or the relevant director. The purpose of this screening is to avoid the Board having to consider spam, junk mail, mass mailings, customer complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate or irrelevant material. Our Corporate Secretary will determine whether any response is necessary and may forward certain correspondence, such as customer-related inquiries, elsewhere within our company for review and possible response. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to our Audit Committee. Comments or questions regarding executive compensation will be referred to our Compensation Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to our Nominating and Governance Committee.

Stockholder Recommendations for Director Candidates

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board as disclosed in our previous periodic reports filed with the SEC.

Code of Business Conduct and Ethics

Our Board values effective corporate governance and adherence to high ethical standards. As such, our Board has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors, including our senior executive and financial officers. Our Code of Business Conduct and Ethics is available on our corporate website located at www.swseedco.com/investors under "Corporate Governance."

We will provide our Code of Business Conduct and Ethics in print without charge to any stockholder who makes a written request to: S&W Seed Company, 2101 Ken Pratt Blvd., Suite 201, Longmont, Colorado 80501, Attention: Corporate Secretary, or by e-mail to secretary@swseedco.com. Any waivers of the application of, and any amendments to, our Code of Business Conduct and Ethics must be made by our Board and will be disclosed promptly on our corporate website, www.swseedco.com.

Corporate Governance

Our Board believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board has implemented many “best practices” in the area of corporate governance, including the establishment of separate Board committees, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management, among other things.

Anti-Hedging Policy

Our insider trading policy prohibits our directors, officers, employees and consultants from engaging in short-term or speculative transactions with respect to our securities, including: short sales, trading in options, such as puts, calls and other derivative securities, or in any other inherently speculative transactions; and hedging transactions, such as prepaid variable forwards, equity swaps, collars and exchange funds. Standing orders are only permitted for a very brief period of time. Holding our securities in margin accounts and pledges of our securities as collateral for loans are permitted under extreme caution. Under this policy we retain the discretion to re-evaluate our position as to such transactions.

Clawback Policy

In December 2023, our Board adopted an incentive compensation recoupment policy (the “Clawback Policy”) in accordance with Rule 10D-1 of the Exchange Act and Nasdaq Rule 5608 that requires the Company to recover excess incentive compensation that was paid to an executive officer based in whole or in part on financial results that were subject to a restatement of the Company’s financial statements. The Clawback Policy specifies that following an accounting restatement, the Company must reasonably promptly recoup any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (“Incentive Compensation”) and which exceeds the amount that would have been received had such Incentive Compensation been determined based on the accounting restatement, unless the Compensation Committee determines that such recoupment would be impracticable. The Clawback Policy applies to all Incentive Compensation received during a three-year period preceding a restatement by a person (a) after beginning services as an executive officer, (b) who served as an executive officer at any time during the performance period for the applicable Incentive Compensation and (c) while the Company has securities listed on Nasdaq or another national securities exchange or association.

As discussed in the Explanatory Note, we restated the segment information provided in previously issued financial statements for each of the quarterly periods in the year ended June 30, 2024 due to an error with respect to the number of reporting segments reported in the applicable quarterly reports. None of the compensation paid to executive officers was based on the attainment of a financial reporting measure, therefore there was no incentive compensation that was paid to an executive officer which we would have been required to recoup under our Clawback Policy.

Executive Officers

The following table sets forth certain information for our executive officers as of the date of this filing.

Name	Age	Position
Mark J. Herrmann	63	President and Chief Executive Officer
Vanessa Baughman	54	Chief Financial Officer and Corporate Secretary

Mr. Herrmann has served as our President and Chief Executive Officer since July 2023. He previously served as President and Founder of ACUMEN LLC, a Seed Executive Consultant firm, since 2021. Mr. Herrmann is currently on the Advisory Board for EarthSense, Inc., an Agricultural Robotics company based in Champaign, Illinois. He served on the American Seed Trade Association Board from 2009 to 2020, its Executive Board from 2015 to 2020, and as Chairman from 2016 to 2017. Mr. Herrmann also participated on the NCGA Advisory Council AIG from 2008 to 2010. Mr. Herrmann has over 35 years of experience in all aspects of the seed industry. Prior to S&W, Mr. Herrmann most recently served as the CEO for AgReliant Genetics LLC, from 2016 to 2020. Headquartered in Westfield, Indiana, AgReliant Genetics LLC is an innovative seed company committed to delivering high quality seed, providing exceptional service and creating consistent customer value. Created in 2000 as a joint venture between the international seed groups KWS and Limagrain, AgReliant Genetics LLC is ranked as one of the largest field seed companies in North America. AgReliant Genetics LLC markets corn, soybean, sorghum and alfalfa seed through three brands: AgriGold®, LG Seeds®, and PRIDE Seeds®. Prior to AgReliant Genetics LLC, Mr. Herrmann spent 15 years with Monsanto in numerous roles, including; Vice President North America Vegetable Seed from 2011 to 2016, Vice President Technology Development and Licensing from 2009 to 2011, President of Corn States LLC from 2005 to 2009, Director Eastern US from 2003 to 2005 and Director Monsanto US Seed and Trait Business from 1999 to 2003. Mr. Herrmann joined Monsanto through the acquisition of DEKALB Genetics Corporation in 1998, where he started in the seed business in 1984 as a Sales Manager and over his time with DEKALB Genetics, had the opportunity to provide leadership in various roles and geographies across Sales,

Marketing and Product Management. Mr. Herrmann was born and raised in Northern Illinois and holds a BS in Agronomy from Western Illinois University.

Ms. Baughman joined S&W as Chief Financial Officer and Corporate Secretary in May 2023. She previously served as Chief Financial Officer, Vice President of Finance of AgReliant Genetics, LLC, the largest North American company focused solely on seed, headquartered in Westfield, Indiana, where she served as CFO from 2019 to 2023. From 2000 to 2019, Ms. Baughman held numerous finance roles of increasing responsibility at Monsanto Company, a previously public agrochemical and agricultural biotechnology corporation acquired by Bayer in 2018, including as US Strategic Account, Distribution Strategy and Licensing Finance Lead, Global Commercial Crop Protection and Seed Applied Solutions Finance Lead and, most recently, NALAN Supply Chain Finance Lead from 2017 to 2019. Ms. Baughman received a B.S. in Accounting from University of Holy Cross and an MBA from the University of New Orleans. She has also completed the General Management Program certification at the Wharton School of Business at the University of Pennsylvania.

Item 11. Executive Compensation

Compensation for our executives and key employees is designed to attract and retain people who share our vision and values and who we believe can consistently perform in such a manner that enables the Company to achieve its strategic goals. Our Compensation Committee believes that the total compensation package for each of our executive officers is competitive with the market, thereby allowing us to retain executive talent capable of leveraging the skills of our employees and our unique assets in a manner consistent with our goal of enhancing our value in the long-term. Our "Named Executive Officers" refers to those executive officers identified in the Summary Compensation Table below.

For our fiscal year ended June 30, 2024, our "Named Executive Officers" are:

•
Mark Herrmann, our President and Chief Executive Officer; and
•
Vanessa Baughman, our Chief Financial Officer and Corporate Secretary.

Our executive compensation programs are designed to (1) motivate and reward our executive officers; (2) retain our executive officers and encourage their quality service; (3) incentivize our executive officers to appropriately manage risks while improving our financial results; and (4) align executive officers’ interests with those of our stockholders. Under these programs, our executive officers are rewarded for the achievement of Company objectives, which we believe aligns their interests with the interests of our stockholders.

Our executive compensation programs seek to remain competitive with the market while also aligning executive compensation with stockholder interests through the following types of compensation: (i) base salary; (ii) annual cash-based incentive bonuses; and (iii) annual equity-based incentive awards.

Key Executive Compensation Objectives

The compensation policies developed by our Compensation Committee are based on the philosophy that compensation should reflect both Company-wide performance, financially and operationally, and the individual performance of the executive, including management of personnel under his or her supervision. Our Compensation Committee’s objectives when setting and/or recommending compensation for our executive officers include:

•
Setting compensation levels that are sufficiently competitive such that they will motivate and reward the highest quality individuals to contribute to our goals, objectives and overall financial success. This is done in part through reviewing and comparing the compensation of other companies in our peer group.
•
Retaining executives and encouraging their continued quality service, thereby encouraging and maintaining continuity of the management team. Our competitive base salaries combined with cash bonuses and equity incentive awards, retirement plan benefits and the vesting requirements of our equity-based incentive awards, encourage high-performing executives to remain with the Company.
•
Incentivizing executives to appropriately manage risks while attempting to improve our financial results, performance and condition.
•
Aligning executive and stockholder interests. Our Compensation Committee believes the use of equity compensation as a key component of executive compensation is a valuable tool for aligning the interests of our executive officers with those of our stockholders.

Our compensation programs are designed to reward superior performance of both the Company and each individual executive and seeks to encourage actions that drive our business strategy. Our Compensation Committee or a member thereof, meets with each of our executive officers periodically to review performance, goals and expectations so that our annual compensation decisions, when made, will be more transparent.

Oversight of Executive Compensation

The Role of our Compensation Committee in Setting Compensation. Our Compensation Committee determines and recommends to our Board the compensation of our Chief Executive Officer and Chief Financial Officer, and approves, or recommends to our Board for approval, the compensation of our other executive officers. Our Compensation Committee also administers our equity incentive plans. Our Compensation Committee reviews base salary levels for our executive officers and recommends raises and bonuses based upon the Company’s achievements, individual performance and competitive and market conditions.

The Role of Executive Officers in Setting Compensation. While our Compensation Committee does not delegate any of its functions to others in setting the compensation of senior management, it includes members of senior management in its executive compensation process. Historically, we have asked each of our senior executives to annually provide us with input regarding their goals for the coming year. These proposals have included Company-wide and individual performance goals. The individual goals often have included not only the goals of such executive but also goals of the employees for whom the executive is responsible. Our Compensation Committee typically reviews these proposals with the executive officers and provides the Compensation Committee’s perspective on those aspects that the Compensation Committee may feel should be modified.

The Role of Consultants in Setting Compensation. In prior years, our Compensation Committee engaged an independent compensation consultant to assist in its review and analysis of the Company’s executive and director compensation programs in comparison to executive and director compensation programs at selected publicly-traded peer companies. Our Compensation Committee generally intends to receive updated analyses from an independent compensation consultant approximately every two fiscal years, although our Compensation Committee did not consult with any compensation consultant with respect to our executive compensation program for fiscal 2023, given the various operational and strategic initiatives undertaken and changes in our business environment during this period.

Compensation Risk Assessment

As part of its risk assessment process, our Compensation Committee reviewed material elements of executive and non-executive employee compensation. Our Compensation Committee concluded that these policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company.

The structure of our compensation programs for our executive officers is designed so as not to incentivize unnecessary or excessive risk-taking. The base salary component of compensation does not encourage risk-taking because it is a fixed amount, while the cash and equity-based awards have the following risk-limiting characteristics:

•
Annual equity-based incentive awards to each of our executive officers are limited to a maximum value set by our Compensation Committee or the full Board, as applicable;
•
Annual equity-based incentive awards are based on a review of a variety of performance factors, thus diversifying the risk associated with any single aspect of performance;
•
Our Compensation Committee, which is composed of solely non-employee members of our Board, approves the final cash-based incentive bonuses and equity-based incentive awards in its discretion after reviewing individual and corporate performance; and
•
By granting annual equity-based incentive awards with a multi-year vesting schedule, a significant portion of our executive compensation program is tied to the long-term performance of S&W, which aligns the interests of our executive officers to the long-term interests of our stockholders.

Elements of Compensation

The material elements of our compensation programs for our Named Executive Officers include: (i) base salary; (ii) annual cash-based incentive bonuses; and (iii) annual equity-based incentive awards.

Base Salaries. We provide our Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year and sustained performance. The purpose of the base salary is to reflect job responsibilities, value to us and competitiveness of the market. Salaries for our Named Executive Officers are determined based on the following factors: nature and responsibility of the position and, to the extent available, salary norms for comparable positions; the expertise of the individual executive; and the competitiveness of the market for the executive’s services.

Annual Cash-Based Incentive Bonuses. Our general practice is to award annual cash-based incentive bonuses, based in part on the achievement of performance objectives or significant accomplishments as established by our Compensation Committee or our Board from time to time. These performance objectives and significant accomplishments are, in part, developed in partnership with each executive officer and are discussed on an ongoing basis throughout the year. With respect to performance during fiscal 2024, Ms. Baughman had a set cash-based bonus she received upon meeting certain targets in addition to the annual cash-based incentive bonus stemming from her February 12, 2024 employment agreement. This is discussed further in "—Key Compensation Decisions and Developments for Fiscal Year 2024" below.

Annual Equity-Based Incentive Awards. Our annual equity-based incentive awards are designed to align stockholder interests with those of our employees and consultants, including our Named Executive Officers. With respect to performance during fiscal 2024, each of our Named Executive Officers were granted both stock option awards and RSU awards, as discussed in "—Key Compensation Decisions and Developments for Fiscal Year 2024" below.

Key Compensation Decisions and Developments for Fiscal Year 2024

During fiscal 2024, each of our Named Executive Officers received their annual base salary. Ms. Baughman had a set cash-based incentive bonus she was eligible to receive upon meeting certain targets as well as her annual bonus incentives per her employment agreement effective February 12, 2024.

Upon the recommendation of our Compensation Committee our Board approved the following elements of compensation for our current Named Executive Officers:

•
Base Salary. As of the end of fiscal 2024, the base salaries for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary ($)
Vanessa Baughman (1)	330,000
Mark Herrmann (2)	500,000
(1)
Ms. Baughman was appointed as Chief Financial Officer and Corporate Secretary effective as of the close of business on May 11, 2023. Ms. Baughman's latest employment agreement was effective as of February 12, 2024, when her annual salary increased from $300,000 to $330,000.
(2)
Mr. Herrmann was appointed as President and Chief Executive Officer effective as of July 1, 2023. Mr. Herrmann's latest employment agreement was effective as of July 1, 2024.
•
Annual Cash-Based Incentive Bonus. The cash-based incentive bonuses awarded with respect to fiscal 2024 performance were as follows:

Named Executive Officer	Bonus ($)
Vanessa Baughman (1)	91,809
Mark Herrmann	75,000
(1)
Ms. Baughman was eligible to receive a set bonus upon completion of specified objectives for the period from July 1, 2024 to September 30, 2024, which concluded to be $22,500. Ms. Baughman received an additional $69,609 resulting from her annual cash-based incentive bonus for fiscal 2024 performance per her employment agreement effective February 12, 2024.
•
Annual Equity-Based Incentive Awards. The equity-based incentive awards granted under our 2019 Plan (as defined below) for performance during fiscal 2024 were as follows:

Named Executive Officer	Stock Option Dollar Value ($)	Stock Options (#)	RSU Dollar Value ($)	RSUs (#)
Vanessa Baughman (1)	136,049	62,420	66,000	5,718
Mark Herrmann (2)	70,049	52,170	—	—

(1)
Per Ms. Baughman's employment agreement effective February 12, 2024, she is eligible to receive equity-based incentive awards for performance commencing in fiscal year 2025. Ms. Baughman received a one-time signing bonus comprised of (i) a RSU award with a value of $66,000, and (ii) a stock option award with a value of $66,000 as of February 12, 2024. The RSU award and stock option award shall vest in equal quarterly installments over a three year period commencing April 1, 2024, subject to her continuous service as of each vesting date. Ms. Baughman also received a stock option award of 52,170 option shares for fiscal year 2024 performance, which had a grant date fair value of $70,049.
(2)
Mr. Herrmann received a stock option award of 52,170 option shares for fiscal year 2024 performance, which had a grant date fair value of $70,049.

Unless otherwise specified, each of the stock options and RSUs awarded as part of the annual equity-based incentive awards component of our fiscal 2024 executive compensation program vest quarterly over three years, commencing on January 1, 2025.

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended June 30, 2024 and 2023 regarding the compensation of our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Mark Herrmann	2024	500,000	75,000	—	70,049	—	48,476	(3)	693,525
President and Chief Executive Officer
Vanessa Baughman (4)	2024	311,577	91,809	66,000	136,049	—	1,523	(5)	606,958
Chief Financial Officer and Secretary	2023	39,231	20,000	—	—	—	—		59,231
(1)
The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the Named Executive Officers as computed in accordance with ASC 718. For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date and, in the case of the restricted stock awards, assuming 100% probability of achievement of conditions for full vesting as of the grant date. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers upon vesting or exercise of such awards.
(2)
Amounts represent annual cash-based incentive bonuses earned for performance during fiscal year.
(3)
This includes Mr. Herrmann's 401(k) matching employer contributions and his housing allowance for fiscal 2024.
(4)
Ms. Baughman was appointed as Chief Financial Officer and Corporate Secretary effective as of the close of business on May 11, 2023. For fiscal 2023, Ms. Baughman only received her base salary and $20,000 of her bonus that was earned in fiscal 2023. For fiscal 2024, Ms. Baughman received a cash bonus of $91,809 in addition to restricted stock awards and option awards.
(5)
Amounts represent 401(k) matching employer contributions for fiscal year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards granted to our Named Executive Officers that remain outstanding as of June 30, 2024.

Name	Option Awards(1)					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark Herrmann	5,264	—		20.54	6/25/33
Vanessa Baughman	855	9,395	(3)	11.54	2/11/34
						5,241	(4)	35,848

(1)
All of the option awards were granted under the S&W Seed Company 2019 Equity Incentive Plan (our "2019 Plan").
(2)
All of the option awards were granted with a per share price not less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board.
(3)
The options vest in 12 quarterly installments on the first day of the fiscal quarter. Vesting commenced on April 1, 2024 and will continue through January 1, 2027.
(4)
Consists of RSUs, which were awarded on February 12, 2024 and vest on a quarterly basis beginning on April 1, 2024 and continuing through January 1, 2027. The market value of the RSUs is based on a closing price of $6.84, which was the closing price on June 28, 2024, the last trading day of fiscal 2024.

Employment Agreements with our Named Executive Officers

We have employment agreements with each of our executive officers, including our Named Executive Officers (as defined below).

Herrmann Employment Agreement:

Pursuant to our 2023 employment agreement with Mr. Herrmann (the "Herrmann Employment Agreement"), effective July 1, 2023, he:

•
received a base salary of $500,000 for employment term of twelve months effective on July 1, 2023;
•
was eligible to receive an annual performance, comprised of three parts: (i) a cash bonus with an initial target value of 20% of base salary (up to 30% of base salary); (ii) an RSU award with an initial target value of $150,000 (up to a maximum of $300,000); and (iii) a stock option award with an initial target value of $300,000 (up to a maximum of $550,000); and
•
received a one-time signing option bonus of 100,000 shares of the Company's stock vesting in twelve equal monthly installments commencing July 1, 2023.

Mr. Herrmann was also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in each of our employee benefit plans, policies and arrangements that are applicable to our other executive or key management employees. Furthermore, the Company provided him with Company-leased housing accommodations or a housing allowance up to $2,500 per month for housing rental payments in the Longmont, Colorado area.

The Herrmann Employment Agreement also provided certain severance benefits, each subject to a requirement that Mr. Herrmann provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•
In the event Mr. Herrmann's employment was terminated without Cause or he resigned for Good Reason (each as defined in the Herrmann Employment Agreement) prior to July 1, 2024, he will be entitled to receive (i) continuation of his base salary for a period of three months and (ii) vesting of the signing bonus shall accelerate and vest such that 100% of the shares shall be deemed vested and fully exercisable until twelve months after the termination date.
•
In the event Mr. Herrmann's employment was terminated for Cause or without Good Reason (each as defined in the Herrmann Employment Agreement) prior to July 1, 2024, he was entitled to receive any (i) unpaid base salary accrued and unpaid at the termination date, (ii) pay for accrued but unused vacation, (iii) benefits or compensation as provided under the terms of any employee benefit and compensation agreements or plans applicable to him and under which he has a vested right (including any right that vests in connection the termination of his employment), (iv) unreimbursed business expenses to which he is entitled to reimbursement under the Company’s expense reimbursement policy, and (v) rights to indemnification he may have under the Company’s Articles of Incorporation, as amended, the Company’s Amended and Restated Bylaws, as amended, this Agreement, or his separate indemnification agreement, as applicable, including any rights he may have under directors and officers insurance policies.

Pursuant to our 2024 amended employment agreement with Mr. Herrmann (the "Amended Herrmann Employment Agreement"), effective July 1, 2024, he:

•
receives an annual base salary of $500,000; and

•
is eligible to receive an annual performance bonus, comprised of three parts: (i) a cash bonus with an initial target value of $250,000 (up to $375,000); (ii) an RSU award with an initial target value of $150,000 (up to a maximum of $300,000); and (iii) a stock option award with an initial target value of $300,000.

Mr. Herrmann is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in each of our employee benefit plans, policies and arrangements that are applicable to our other executive or key management employees. Furthermore, the Company provided him with Company-leased housing accommodations or a housing allowance up to $2,500 per month until August 31, 2024 for housing rental payments in the Longmont, Colorado area.

The Amended Herrmann Employment Agreement also provides certain severance benefits, each subject to a requirement that Mr. Herrmann provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•
In the event Mr. Herrmann’s employment is terminated without Cause or he resigns for Good Reason (each as defined in the Amended Herrmann Employment Agreement), he would be entitled to receive (i) continuation of his base salary for three (3) months, (ii) a lump sum payment equal to 100% of his target cash bonus, and (iii) any outstanding stock options would remain exercisable until the earlier of twelve (12) months after the termination date and such stock option's original expiration date.

Baughman Employment Agreement and Extensions:

Pursuant to our interim employment agreements with Ms. Baughman, which were superseded by her employment agreement effective February 12, 2024, she:

•
received a bi-weekly base salary of $11,538.46;
•
was eligible for a bonus of up to $50,000 upon the completion of goals to be completed for the period ended September 30, 2023; and
•
was eligible to receive an additional bonus of up to $70,000 upon the completion of additional goals for the period between October 1, 2023 and April 30, 2024.

Pursuant to our employment agreement with Ms. Baughman effective February 12, 2024 (the "Baughman Employment Agreement"), she:

•
receives an annual base salary of $330,000;
•
is eligible to receive an annual performance bonus, comprised of three parts: (i) a cash bonus with an initial target amount of $165,000 (up to a maximum of $247,500); (ii) commencing with fiscal year 2025, an RSU award with an initial target value of $66,000 (up to a maximum of $132,000); and (iii) commencing with fiscal year 2025, a stock option award with an initial target value of $66,000 (up to a maximum of $132,000); and
•
received a one-time signing bonus comprised of (i) a RSU award with a value of $66,000, and (ii) a stock option award with a value of $66,000 as of February 12, 2024. The RSU award and stock option award shall vest in equal quarterly installments over a three year period commencing February 12, 2024, subject to her continuous service as of each vesting date.

Ms. Baughman is also entitled to reimbursement of certain business and travel expenses, and is eligible to participate in each of our employee benefit plans, policies and arrangements that are applicable to our other executive or key management employees.

The Baughman Employment Agreement also provided for certain severance benefits, each subject to a requirement that Ms. Herrmann provide the Company with a general release of claims in a termination agreement acceptable to the Company:

•
In the event Ms. Baughman’s employment is terminated without Cause or she resigns for Good Reason (each as defined in the Baughman Employment Agreement), she would be entitled to receive (i) continuation of her base salary for twelve (12) months, (ii) a lump sum payment equal to 100% of her target cash bonus, (iii) full acceleration of the vesting of all of her outstanding equity grants and awards of common stock, and any outstanding stock option would remain exercisable until the earlier of twelve (12) months after the termination date and such stock option's original expiration date, and (iv) payment or reimbursement of COBRA premiums for twelve (12) months.
•
If Ms. Baughman’s employment is terminated without Cause or she resigned for Good Reason during the Change of Control period (as defined in the Baughman Employment Agreement), she would be eligible to receive (i) a lump sum cash payment equal to eighteen (18) months of her base salary, (ii) a lump sum cash payment equal to 150% of her target cash bonus, (iii) full acceleration of the vesting of all of her outstanding equity grants and awards of common stock, and any outstanding stock option would remain exercisable until the earlier of twelve (12) months after the termination date and such stock option's original expiration date, and (iv) payment or reimbursement of COBRA premiums for eighteen (18) months.

Director Compensation

Our director compensation programs are designed to provide an appropriate incentive to attract and retain qualified non-employee Board members. Our Nominating and Governance Committee is responsible for reviewing the equity and cash compensation for directors on an annual basis and making recommendations to our Board, in the event it determines changes are needed.

Summary Director Compensation Table

The following table summarizes the compensation earned by or paid to each person who served on our Board at any time during our fiscal year ended June 30, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All Other Compensation ($)	Total ($)
Mark J. Harvey	153,478	—	—	—	153,478
Elizabeth Horton	55,875	88,657	—	—	144,532
Alexander C. Matina	89,125	82,749	—	—	171,874
Jeffrey Rona	40,900	74,838	—	—	115,738
Alan D. Willits (4)	122,627	163,835	—	—	286,462
Mark Wong (4)	83,559	125,585	—	—	209,144
(1)
The amounts shown for stock awards and option awards represent the aggregate grant date fair value of such awards granted to the directors as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”). For each award, the grant date fair value is calculated using the closing price of our common stock on the grant date. These amounts do not correspond to the actual value that may be realized by the directors upon vesting or exercise of such awards. For information on the assumptions used to calculate the value of the awards.
(2)
As of June 30, 2024, the aggregate number of shares outstanding under all stock awards held by our non-employee directors were: Elizabeth Horton: 8,269 shares (includes all unvested shares, including from when she was Chief Financial Officer); Alexander C. Matina: 8,233 shares; Jeffrey Rona: 7,975 shares; Alan D. Willits: 15,209 shares; and Mark Wong: 14,286 shares (includes all unvested shares, including from when he was Chief Executive Officer).
(3)
As of June 30, 2024, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mark J. Harvey: 369 shares; Elizabeth Horton: 17,912 shares (includes all unvested or exercisable options, including from when Ms. Horton was Chief Financial Officer); Alexander C. Matina: 2,212 shares; Alan D. Willits: 877 shares; and Mark Wong: 150,134 shares (includes all unvested or exercisable options, including from when Mr. Wong was Chief Executive Officer).
(4)
Alan D. Willits and Mark Wong both serve on the board of Vision Bioenergy Oilseeds LLC, with S&W Seed Company paying for their services. As such, this is included in this table and includes both a cash and stock award component.

Annual Retainer and Per Meeting Fees for Non-Employee Directors

Directors who also serve as employees of S&W do not receive any additional compensation for their service on our Board. Other than the Chairman of the Board, non-employee directors receive an annual cash retainer of $52,500.

Our Chairman receives an annual cash retainer of $65,625 for his service as Chairman of the Board. This annual cash retainer is paid in equal quarterly installments in advance of the first day of each fiscal quarter.

In addition to the annual retainer, other than the Chairman of the Board, non-employee directors receive an annual restricted stock unit ("RSU") award for a number of shares equal to $62,500 divided by the price per share of our common stock on the date of grant. Our Chairman receives an annual RSU award for a number of shares equal to $89,500.

For service on the various committees of our Board, our non-employee directors, including the Chairman of the Board, receive:

•
an annual retainer of $30,000, $30,000, $25,000 and $25,000 for service as Chairperson of our Audit Committee, Finance Committee, Compensation Committee and Nominating and Governance Committee, respectively; and
•
an annual retainer of $15,000, $15,000, $12,500 and $12,500 for service as a member of our Audit Committee, Finance Committee, Compensation Committee and Nominating and Governance Committee, respectively.

Committee retainers are paid 70% in cash and 30% in equity, with the equity portion payable in the form of an RSU award for a number of shares based on the price per share of our common stock on the date of grant.

In calendar 2024, directors serving as our representatives on the board of Vision Bioenergy Oilseeds LLC, our partnership with Equilon Enterprises LLC (dba Shell Oil Products US), also received an annual retainer of $90,000, paid 45% in cash and 55% in equity (in the form of an RSU award).

Each year, these equity awards are granted following our annual meeting of stockholders, and vest at the earlier of one year from the date of grant or the date of our next annual meeting of stockholders.

We also reimburse our non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings and for other Company-related out-of-pocket expenses they may incur.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information concerning the beneficial ownership of the shares of our common stock as of October 18, 2024 by:

•
each person we know to be the beneficial owner of 5% of more of the outstanding shares of our common stock;
•
each of the Named Executive Officers listed in the Summary Compensation Table;
•
each of our current directors; and
•
all of our current executive officers and directors as a group.

Except as otherwise indicated below, the address of each beneficial owner listed in the table is c/o S&W Seed Company, 2101 Ken Pratt Blvd., Suite 201, Longmont, Colorado 80501.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 2,284,438 shares of common stock outstanding on October 18, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of October 18, 2024 (December 17, 2024). We did not deem these exercisable shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The applicable footnotes are an integral part of the table and should be carefully read in order to understand the actual ownership of our securities, particularly by the 5% stockholders listed in the table.

	Number of Shares		Number of Shares Subject to Options, RSUs and Warrants Exercisable by		Total Shares Beneficially Owned
Name of Beneficial Owners	Beneficially Held		December 17, 2024		Number	Percent
5% Stockholders
MFP Partners, L.P. (1)	918,328		267,736	(2)	1,186,064	46.5%
Wynnefield Capital Management LLC and Related Entities (3)	216,472		—		216,472	9.5%

Directors and Named Executive Officers
Mark Herrmann, Chief Executive Officer	2,122		5,264	(4)	7,386	*
Vanessa Baughman, Chief Financial Officer	972		2,563	(5)	3,535	*
Mark J. Harvey, Director	12,601	(6)	5,615	(7)	18,216	*
Elizabeth Horton, Director	3,611		18,883	(8)	22,494	*
Alexander C. Matina, Director	9,225		10,445	(9)	19,670	*
Jeffrey Rona, Director	—		7,975	(10)	7,975	*
Alan D. Willits, Director	29,850		11,348	(11)	41,198	1.8%
Mark W. Wong, Director	17,293		147,057	(12)	164,350	6.8%
All executive officers, directors as a group (8 persons)	75,674		209,150		284,824	11.4%

* Less than 1 percent of the class.

(1)
Based solely upon a Schedule 13D/A filed with the SEC on March 22, 2023 by MFP Investors LLC. MFP Investors LLC is the general partner of MFP Partners, L.P. (“MFP”). Jennifer Cook Price is the managing director of MFP and the managing member of MFP Investors, LLC. The address for MFP is 909 Third Avenue, 33rd Floor, New York, NY 10022. Alexander C. Matina, a member of our Board of Directors, was Portfolio Manager of MFP until December 31, 2023, at which point he transitioned to an advisor role for MFP.
(2)
Includes (i) 168,040 shares issuable upon exercise of warrants; (ii) 99,696 shares issuable upon conversion of 1,695 shares of the Company’s Series B Redeemable Convertible Non-Voting Preferred Stock.
(3)
Based upon the most recent Form 4 filed with the SEC on February 9, 2023 by Wynnefield Partners Small Cap Value, L.P. and the latest Schedule 13G filed with the SEC on February 16, 2023. The address for Wynnefield Capital Management, LLC and related entities is 450 Seventh Avenue, Suite 509, New York, NY 10123. Of the shares indicated, 70,355 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. (“Partners”), 110,766 shares are beneficially owned by Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), 28,548 shares are beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. (the “Fund”) and 6,803 shares are beneficially owned by Wynnefield Capital, Inc. Profit Sharing Plan (the “Plan”). Wynnefield Capital Management, LLC has an indirect beneficial interest in the shares held by Partners and Partners I. Wynnefield Capital, Inc. has an indirect beneficial interest in the shares held by the Fund. Nelson Obus may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I, the Fund and the Plan because he is the co-managing member of Wynnefield Capital Management, LLC, a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund) and a co-trustee of Wynnefield Capital, Inc. Profit Sharing Plan (having power to vote and dispose of investments in securities). Joshua Landes may be deemed to hold an indirect beneficial interest in the shares held by Partners, Partners I, the Fund and the Plan because he is the co-managing member of Wynnefield Capital Management, LLC, a principal executive officer of Wynnefield Capital, Inc. (the investment manager of the Fund) and a co-trustee of Wynnefield Capital, Inc. Profit Sharing Plan (having power to vote and dispose of investments in securities). Mr. Obus and Mr. Landes both disclaim any beneficial ownership of the shares of common stock reported in this report.
(4)
Includes 5,264 shares issuable upon exercise of options.
(5)
Includes 2,563 shares issuable upon exercise of options.
(6)
Includes 11,614 shares held in a retirement fund directed by Mr. Harvey and as to which he is a beneficiary.
(7)
Includes 5,246 shares issuable upon vesting of RSUs and 369 shares issuable upon exercise of options.
(8)
Includes 6,666 shares issuable upon vesting of RSUs and 12,217 shares issuable upon exercise of options.
(9)
Includes 8,233 shares issuable upon vesting of RSUs and 2,212 shares issuable upon exercise of options.
(10)
Includes 7,975 shares issuable upon vesting of RSUs.

(11)
Includes 10,471 shares issuable upon vesting of RSUs and 877 shares issuable upon exercise of options.
(12)
Includes 6,666 issuable upon vesting of RSUs and 140,391 shares issuable upon exercise of options.

2019 Equity Incentive Plan

Our 2019 Plan authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, RSUs, performance awards and other stock-based compensation to employees, officers, directors and consultants. As of October 18, 2024, a total of 475,215 shares of common stock have been issued or are currently reserved for issuance under the 2019 Plan, which was adopted at our annual meeting of stockholders held on January 16, 2019, as successor to the S&W Seed Company Amended and Restated 2009 Equity Incentive Plan (our "2009 Plan").

Amended and Restated 2009 Equity Incentive Plan

Our 2009 Plan authorizes the grant and award of options and other equity compensation, including stock appreciation rights, restricted stock awards, RSUs, performance awards and other stock-based compensation to employees, officers, directors and consultants. A total of 128,947 shares of common stock had been issued or were reserved for issuance under our 2009 Plan as of January 16, 2019, at which time our 2009 Plan was succeeded by our 2019 Plan.

Equity Compensation Plan Information

The following table summarizes the information about the options and other equity compensation under our 2019 Plan and our 2009 Plan as of the close of business on June 30, 2024. We have no equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	344,267	(1)	39.14	(2)	13,563
(1)
Represents awards granted under the 2009 Plan and the 2019 Plan. The 2019 Plan became effective on January 16, 2019, at which time the 2019 Plan succeeded the 2009 Plan. Consists of 279,671 options and 64,596 RSUs.
(2)
Represents the weighted-average exercise price of outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee is responsible for reviewing and approving, in advance, any transactions between us and any related parties. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in the Audit Committee charter. A copy of the Audit Committee charter is available on our website at www.swseedco.com in the Investors section under “Corporate Governance.” This website address is included for reference only. The information contained on S&W's website is not incorporated by reference into this Annual Report on Form 10-K. Each year, our Audit Committee, assisted by our legal counsel, works with our directors, executive officers and certain stockholders to identify any transactions with us in which the executive officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests.

MFP Loan Agreement

On September 22, 2022, MFP Partners, L.P., or MFP, our largest stockholder, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement. The MFP Letter of Credit initially matured on January 23, 2023, one month after the maturity date of the existing CIBC Loan Agreement. Concurrently, on September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw

CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances.

Concurrent with the October 28, 2022, amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit to increase the face amount from $9.0 million to $12.0 million, and the MFP Loan Agreement was amended to increase the maximum amount of term loan advances available to the Company from $9.0 million to $12.0 million. In connection with the December 23, 2022 amendment to the CIBC Loan Agreement, MFP amended the MFP Letter of Credit, extending the maturity date from January 23, 2023 to April 30, 2023. In connection with the Company’s March 22, 2023 amendment to the CIBC Loan Agreement, MFP further amended the MFP Letter of Credit to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024. Following the July 3, 2024 amendment to the CIBC Loan Agreement, which extended the maturity date to October 31, 2024 amongst other items, the Company entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, dated July 16, 2024, which extended the maturity date of the MFP Letter of Credit to November 30, 2024 and also extended the maturity date of the MFP Loan Agreement to May 31, 2025. Following the October 31, 2024 amendment to the CIBC Loan Agreement, which extended the maturity date to October 31, 2024 amongst other items, the Company entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, dated October 31, 2024, to extend the maturity date of the MFP Letter of Credit to December 31, 2024.

Pursuant to the MFP Loan Agreement, the Company initially accrued a cash fee to be paid to MFP equal to 3.50% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash. This was subsequently amended on March 22, 2023 to, amongst other things, increase the cash fee payable to MFP on all amounts remaining undrawn under the MFP Letter of Credit from 3.50% to 4.25% per annum.

The MFP Loan Agreement is secured by substantially all of our assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. Pursuant to the terms and conditions of the MFP Loan agreement, on September 22, 2022, the Company issued to MFP a warrant, or Initial Warrant, to purchase up to 26,316 shares of the Company’s common stock, or Initial Warrant Shares, at $30.40 per share. The Initial Warrant expires five years from its issue date, or September 22, 2027.

In connection with the October 28, 2022 and December 22, 2022 amendments to the MFP Letter of Credit, the Company issued to MFP additional warrants to purchase 8,774 and 35,089 shares of the Company’s common stock, respectively, at an exercise price of $30.40 per warrant share. The warrants will each expire five years from the date of issuance.

In connection with the March 22, 2023 amendment to the MFP Letter of Credit, the Company issued to MFP a warrant to purchase 68,421 shares of the Company’s common stock at an exercise price of $40.85 per MFP warrant share. The warrants will expire five years from the date of issuance.

In total, warrants to purchase 138,600 shares of the Company’s common stock were issued to MFP in connection with the MFP Loan Agreement, or MFP Warrants, during the year ended June 30, 2023. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current asset on the consolidated balance sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the years ended June

30, 2024 and 2023, an aggregate value of $0.0 million and $1.9 million was capitalized, respectively, of which, $0.8 million and $0.9 million, respectively, was amortized as interest expense.

Alexander C. Matina, a member of our Board, was Portfolio Manager of MFP Investments LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. MFP is our largest stockholder.

Indemnification

Our Articles and our Bylaws provide for indemnification of our directors, officers, employees or agents of S&W, as well as directors, officers, employees, trustees or agents of our subsidiaries serving at our request, so that they will be free from undue concern about personal liability in connection with their service to us. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the director or executive officer, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director or executive officer, and otherwise to the fullest extent permitted under Nevada law and our Articles and Bylaws.

Board Independence

At all times throughout our fiscal year ended June 30, 2024, our Board consisted of a majority of "independent directors" (as such term is defined in Nasdaq Rule 5605(a)(2)). Our Board consults with outside legal counsel to ensure that our Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent directors,” including those set forth in the pertinent Nasdaq listing standards, as in effect from time to time. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has affirmatively determined that each of our current directors, other than Mr. Wong, our former Chief Executive Officer, and Ms. Horton, our former Chief Financial Officer, and each person who served as a member of our Board during fiscal 2024, are independent directors in accordance with applicable SEC and Nasdaq rules and regulations. In reaching its conclusions, our Board considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of our directors, including those discussed above. Our Board determined that any relationships that exist or existed in the past between us and each of the foregoing directors, if any, were immaterial on the basis of the information set forth above.

Item 14. Principal Accountant Fees and Services

Our Audit Committee is responsible for audit firm compensation. On February 28, 2024, our Audit Committee dismissed Crowe LLP as our independent registered public accounting firm while simultaneously approving the engagement of Grant Thornton LLP, or Grant Thornton, as our independent registered public accounting firm. As such, Grant Thornton completed the review of our third quarter for fiscal 2024 as well as our fiscal 2024 year-end audit. The aggregate fees billed by Grant Thornton for the fiscal year ended June 30, 2024 for the professional services described below are as follows:

Year Ended June 30, 2024
Audit Fees (1)	$826,862
Tax Fees	—
Other Fees	—
Total Fees	$826,862
(1)
Audit fees consist of fees for professional services performed by Grant Thornton for the audit of our annual financial statements and review of our quarterly financial statements, which includes fees for professional services related to additional audit matters unique to specific transactions or events. This also includes fees, converted to USD, for professional services performed by Grant Thornton Australia related to S&W Australia's statutory audit for fiscal year 2024.

All of the fees described above were approved by our Audit Committee.

Rotation of Lead Audit Partner

Our Audit Committee requires the lead audit partner to be rotated at least every five years. The process for selection of the Company’s lead audit partner pursuant to this rotation is expected to involve discussions with Grant Thornton to consider issues related to the timing of such rotation and the transition to new lead and reviewing partners and a meeting between the Chairperson of our Audit Committee and the candidate for the role as well as discussion by the full Audit Committee and management.

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

(b)
Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Registrant’s Articles of Incorporation, as amended	10-Q	001-34719	3.1	2/11/21

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	001-34719	3.1	2/23/22

3.3	Registrant’s Third Amended and Restated Bylaws	8-K	001-34719	3.1	6/26/23

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Common Stock Certificate	S-3	333-219726	4.3	8/4/17

4.3	Description of Common Stock	10-K	001-34719	4.3	9/23/20

4.4	Form of Warrant issued on February 18, 2022	8-K	001-34719	4.1	2/23/22

4.5	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022	10-Q	001-34719	4.4	11/14/22

4.6	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022	10-Q	001-34719	4.5	2/13/23

4.7	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022	10-Q	001-34719	4.6	2/13/23

4.8	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023	10-Q	001-34719	4.7	5/11/23

10.1*	Form of Indemnification Agreement with Officers, Directors and Employees of the Registrant and Subsidiaries	8-K	001-34719	10.1	7/24/14

10.2*	Amended and Restated 2009 Equity Incentive Plan as amended through Amendment No. 2, forms of Stock Option Grant and Agreement, Restricted Stock Unit Grant and Restricted Stock Award	10-K	001-34719	10.34	9/28/15

10.3*	S&W Seed Company 2019 Equity Incentive Plan, as amended (the “Plan”)	8-K	001-34719	10.1	12/18/20

10.4*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Plan.	S-8	333-229625	99.2	2/12/19

10.5*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Plan.	S-8	333-229625	99.3	2/12/19

10.6†	Collaboration Agreement between the Registrant and Calyxt, Inc., dated May 28, 2015 and entered into by the Registrant on June 3, 2015	10-K	001-34719	10.39	9/28/15

10.7	Sale and Lease Agreement by and between the Registrant and American AgCredit, dated July 9, 2018	10-K	001-34719	10.73	9/20/18

10.8††	Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated December 26, 2019	10-Q	001-34719	10.1	2/12/20

10.9	First Amendment to Loan and Security Agreement by and among the Registrant, Seed Holding, LLC, Stevia California, LLC, and CIBC Bank USA, dated September 22, 2020	10-K	001-34719	10.27	9/23/20

10.10	Amendment to Note between the Registrant and Rooster Capital LLC, dated December 24, 2019	10-Q	001-34719	10.2	2/12/20

10.11	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated February 17, 2020	10-K	001-34719	10.29	9/23/20

10.12	Business Letter of Offer between National Australia Bank Limited and Pasture Genetics Pty Ltd, dated February 17, 2020	10-K	001-34719	10.30	9/23/20

10.13	Business Letter of Offer between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated May 28, 2020	10-Q	001-34719	10.2	11/12/20

10.14	Second Amendment to Loan and Security Agreement, dated December 30, 2020, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.2	2/11/21

10.15	Business Letter of Variation between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated March 8, 2021.	10-Q	001-34719	10.1	5/13/21

10.16	Third Amendment to Loan and Security Agreement, dated May 13, 2021, by and among the Registrant, Seed Holding, LLC,	10-Q	001-34719	10.2	5/13/21

	Stevia California, LLC and CIBC Bank USA.

10.17	Fourth Amendment to Loan and Security Agreement, dated September 24, 2021, by and among the Registrant, Seed Holdings, LLC, Stevia California, LLC and CIBC Bank USA	10-K	001-34719	10.37	9/28/22

10.18	Finance Agreement by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd, dated October 14, 2021	10-Q	001-34719	10.1	2/10/22

10.19	Securities Purchase Agreement, dated February 18, 2022, by and among the Registrant and MFP Partners, L.P. (“MFP”)	8-K	001-34719	10.1	2/23/22

10.20	Registration Rights Agreement, dated February 18, 2022, by and among the Registrant and MFP	8-K	001-34719	10.2	2/23/22

10.21	Fifth Amendment to Loan and Security Agreement, dated May 13, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA	10-Q	001-34719	10.3	5/16/22

10.22	Irrevocable Standby Letter of Credit, dated September 21, 2022, issued by JPMorgan Chase Bank, N.A. in favor of CIBC Bank USA for the account of the Registrant	10-Q	001-34719	10.1	11/14/22

10.23	Subordinate Loan and Security Agreement, dated September 22, 2022, by and between the Registrant and MFP Partners, L.P.	10-Q	001-34719	10.2	11/14/22

10.24	Sixth Amendment to Loan and Security Agreement, dated September 22, 2022, by and among the Registrant, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	11/14/22

10.25	Amendment and Restatement Deed, dated October 18, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.1	2/13/23

10.26	Amendment Deed, dated October 21, 2022, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.2	2/13/23

10.27	Seventh Amendment to Loan and Security Agreement, dated October 28, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.3	2/13/23

10.28	First Amendment to Subordinate Loan and Security Agreement, dated October 28, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.4	2/13/23

10.29	Eighth Amendment to Loan and Security Agreement, dated December 23, 2022, by and among S&W Seed Company, Seed Holding, LLC, Stevia California, LLC and CIBC Bank USA.	10-Q	001-34719	10.5	2/13/23

10.30	Second Amendment to Subordinate Loan and Security Agreement, dated December 22, 2022, by and between S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.6	2/13/23

10.31††+	Contribution and Membership Interest Purchase Agreement, dated February 6, 2023, by and between S&W Seed Company and Equilon Enterprises LLC (dba Shell Oil Products US)	8-K	001-34719	10.1	2/7/23

10.32+	Amended and Restated Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and CIBC Bank USA	10-Q	001-34719	10.2	5/11/23

10.33	Third Amendment to Loan and Security Agreement, dated March 22, 2023, by and among S&W Seed Company and MFP Partners, L.P.	10-Q	001-34719	10.3	5/11/23

10.34	Amendment Deed, dated January 11, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.4	5/11/23

10.35	Term Loan Agreement, by and between the Company and AgAmerica, dated June 20, 2023	8-K	001-34719	10.1	6/26/23

10.36	Promissory Note, dated June 20, 2023, issued by the Company to AgAmerica	8-K	001-34719	10.2	6/26/23

10.37*	Employment Agreement by and between the Registrant and Vanessa Baughman, dated April 26, 2023	10-K	001-34719	10.45	9/27/23

10.38*	Employment Agreement by and between the Registrant and Mark Herrmann, dated June 26, 2023	10-K	001-34719	10.46	9/27/23

10.39*	Separation Agreement by and between the Registrant and Mark W. Wong, dated August 18, 2023	10-K	001-34719	10.47	9/27/23

10.40*	Employment Extension Letter by and between the Registrant and Vanessa Baughman, dated September 25, 2023	10-K	001-34719	10.48	9/27/23

10.41	First Amendment to Amended and Restated Loan and Security Agreement, dated September 25, 2023, by and among S&W Seed Company and CIBC Bank USA	10-K	001-34719	10.49	9/27/23

10.42	Amendment and Restatement Deed, dated November 17, 2023, by and between National Australia Bank Limited and S&W Seed Company Australia Pty Ltd.	10-Q	001-34719	10.1	2/14/24

10.43*	Employment Agreement by and between the Registrant and Vanessa Baughman, dated February 9, 2024.	10-Q	001-34719	10.3	2/14/24

10.44	Second Amendment to Amended and Restated Loan and Security Agreement, dated May 13, 2024, by and among S&W Seed Company and CIBC Bank USA.	10-Q	001-34719	10.2	5/14/24

10.45*	S&W Seed Company Amended and Restated Non-Employee Director Compensation Policy					X

10.46*	Employment Agreement by and between the Registrant and Mark Herrmann, dated June 28, 2024					X

10.47	Third Amendment to Amended and Restated Loan and Security Agreement, dated July 3, 2024, by and among S&W Seed Company and CIBC Bank USA.					X

10.48	Fourth Amendment to Loan and Security Agreement, dated July 16, 2024, by and among S&W Seed Company and MFP Partners, L.P.					X

10.49	Waiver, dated July 31, 2024, by and among S&W Seed Company and CIBC Bank USA.					X

10.50	Waiver, dated November 1, 2024, by and among S&W Seed Company and AgAmerica	X

10.51	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and CIBC Bank USA.	X

10.52	Fifth Amendment to Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and MFP Partners, L.P.	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (see signature page)	X

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Incentive Compensation Recoupment (Clawback) Policy	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Date: November 1, 2024

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

Signature	Title	Date

/s/ Mark Herrmann	President and Chief Executive Officer (Principal Executive Officer)	November 1, 2024
Mark Herrmann

/s/ Vanessa Baughman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 1, 2024
Vanessa Baughman

/s/ Alan Willits	Chairman of the Board	November 1, 2024
Alan D. Willits

/s/ Mark Harvey	Director	November 1, 2024
Mark J. Harvey

/s/ Elizabeth Horton	Director	November 1, 2024
Elizabeth Horton

/s/ Alexander Matina	Director	November 1, 2024
Alexander C. Matina

/s/ Jeffrey Rona	Director	November 1, 2024
Jeffrey Rona

/s/ Mark Wong	Director	November 1, 2024
Mark W. Wong