Form 10-Q
period 2024-09-30
S&W Seed Co
filed 2024-11-26
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of common stock of the registrant as of November 20, 2024 was 2,284,470.

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
•
S&W Australia's voluntary administration resulted in S&W Australia’s business no longer being conducted through us, which significantly reduces the scope of our overall worldwide operations and could have a material adverse effect on our business, financial position and results of operations;
•
the cost and other implications of pending or future legislation or court decisions and pending or future accounting pronouncements; and
•
other risks that are described herein and in the section titled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or the Annual Report, and that are otherwise described or updated from time to time in our filings with the Securities and Exchange Commission.

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

When used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “S&W” and “S&W Seed” refer to S&W Seed Company and its subsidiaries or, as the context may require, S&W Seed Company only. Our fiscal year ends on June 30, and accordingly, the terms “fiscal 2025,” “fiscal 2024” and “fiscal 2023” in this Quarterly Report on Form 10-Q refer to the respective fiscal year ended June 30, 2025, 2024 and 2023, respectively, with corresponding meanings to any fiscal year reference beyond such dates. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of September 30, 2024	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$480,359	$286,508
Accounts receivable, net	16,588,371	14,636,722
Receivable from unconsolidated subsidiary	367,349	—
Inventories, net	26,549,387	22,628,343
Prepaid expenses and other current assets	2,616,306	3,431,226
Current assets of discontinued operations	—	22,391,691
TOTAL CURRENT ASSETS	46,601,772	63,374,490
Property, plant and equipment, net	5,980,625	6,127,198
Intellectual property, net	19,919,389	20,265,618
Other intangibles, net	3,099,003	3,206,720
Right of use assets - operating leases	890,086	1,113,833
Equity method investments	18,847,331	19,694,209
Other assets	1,272,948	1,364,532
Non-current assets of discontinued operations	—	5,578,941
TOTAL ASSETS	$96,611,154	$120,725,541

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,396,043	$3,255,928
Payable to unconsolidated subsidiary	16,214,514	—
Deferred revenue	2,056,703	832,283
Accrued expenses and other current liabilities	5,814,941	3,770,773
Bank guarantee	5,000,000	—
Current portion of working capital lines of credit, net	16,114,500	16,174,537
Current portion of long-term debt, net	284,239	315,304
Current liabilities of discontinued operations	—	44,893,499
TOTAL CURRENT LIABILITIES	54,880,940	69,242,324
Long-term debt, net, less current portion	4,652,369	4,721,849
Other non-current liabilities	659,996	800,620
Non-current liabilities of discontinued operations	—	929,623
TOTAL LIABILITIES	60,193,305	75,694,416
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at September 30, 2024 and June 30, 2024	5,896,657	5,768,765
TOTAL MEZZANINE EQUITY	5,896,657	5,768,765
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,284,096 issued and 2,282,780 outstanding at September 30, 2024; 2,282,574 issued and 2,281,258 outstanding at June 30, 2024	43,398	43,369
Treasury stock, at cost, 1,316 shares at September 30, 2024 and June 30, 2024	(134,196)	(134,196)
Additional paid-in capital	169,048,535	168,807,072
Accumulated deficit	(138,448,097)	(122,090,479)
Accumulated other comprehensive loss	(30,156)	(7,405,114)
Non-controlling interests	41,708	41,708
TOTAL STOCKHOLDERS' EQUITY	30,521,192	39,262,360
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$96,611,154	$120,725,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Revenue	$8,309,476	$10,757,347
Cost of revenue (excluding depreciation and amortization shown separately below)	6,973,108	8,032,197
Gross profit	1,336,368	2,725,150
Operating expenses:
Selling, general and administrative expenses	4,002,211	4,153,561
Research and development expenses	741,820	778,889
Depreciation and amortization	814,453	806,835
Loss (gain) on disposal of property, plant and equipment	11,462	(22,091)
Total operating expenses	5,569,946	5,717,194
Loss from operations	(4,233,578)	(2,992,044)
Other expense (income):
Foreign currency loss	7,926	570
Interest expense - amortization of debt discount	361,138	356,567
Interest expense, net	761,879	948,728
Other (income) expenses	22,686	(37,560)
Net loss from continuing operations before income taxes	(5,387,207)	(4,260,349)
Provision for (benefit from) income taxes	1,142	(12,292)
Net loss from continuing operations before equity in net earnings of affiliates	(5,388,349)	(4,248,057)
Equity in loss of equity method investee, net of tax	846,878	776,973
Net loss from continuing operations	(6,235,227)	(5,025,030)
Net loss from discontinued operations	(9,994,499)	(931,887)
Net loss	(16,229,726)	(5,956,917)
Loss attributable to non-controlling interests	—	(7,288)
Net loss attributable to S&W Seed Company	$(16,229,726)	$(5,949,629)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(16,229,726)	$(5,949,629)
Dividends accrued for participating securities and accretion	(127,892)	(120,045)
Net loss attributable to common shareholders	$(16,357,618)	$(6,069,674)

Net loss per share from continuing operations, basic and diluted	$(2.73)	$(2.22)
Net loss per share from discontinued operations, basic and diluted	$(4.38)	$(0.41)
Net loss attributable to S&W Seed Company per common share, basic and diluted	$(7.11)	$(2.63)
Net loss attributable to common shareholders per common share, basic and diluted	$(7.17)	$(2.68)
Weighted average number of common shares outstanding, basic and diluted	2,282,780	2,263,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Net loss	$(16,229,726)	$(5,956,917)
Foreign currency translation adjustment, net of income taxes	4,061	(160,979)
Deconsolidation of subsidiary impact on currency translation adjustment, net of income taxes	7,370,897	—
Comprehensive loss	(8,854,768)	(6,117,896)
Comprehensive loss attributable to non-controlling interests	—	(7,288)
Comprehensive loss attributable to S&W Seed Company	$(8,854,768)	$(6,110,608)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2023	1,695	$5,274,148	2,263,369	$43,004	(1,316)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	411,820	—	—	—	411,820
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	94,207	—	—	—	—	—	(94,207)	—	—	(94,207)
Net issuance to settle RSUs	—	—	2,313	44	—	—	(15,220)	—	—	—	(15,176)
Cash paid related to stock issuance costs	—	—	—	—	—	—	(153,230)	—	—	—	(153,230)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(160,979)	(160,979)
Net loss	—	—	—	—	—	—	—	(5,949,629)	(7,288)	—	(5,956,917)
Balance, September 30, 2023	1,695	$5,394,193	2,265,682	$43,048	(1,316)	$(134,196)	$168,011,474	$(98,002,482)	$59,832	$(7,148,770)	$62,828,906

Balance, June 30, 2024	1,695	$5,768,765	2,282,574	$43,369	(1,316)	$(134,196)	$168,807,072	$(122,090,479)	$41,708	$(7,405,114)	39,262,360
Stock-based compensation	—	—	—	—	—	—	243,908	—	—	—	243,908
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	102,054	—	—	—	—	—	(102,054)	—	—	(102,054)
Net issuance to settle RSUs	—	—	1,522	29	—	—	(2,445)	—	—	—	(2,416)
Deconsolidation of subsidiary	—	—	—	—	—	—			—	7,370,897	7,370,897
Other comprehensive loss	—	—	—	—	—	—	—	—	—	4,061	4,061
Net loss	—	—	—	—	—	—	—	(16,229,726)	—	—	(16,229,726)
Balance, September 30, 2024	1,695	$5,896,657	2,284,096	$43,398	(1,316)	$(134,196)	$169,048,535	$(138,448,097)	$41,708	$(30,156)	$30,521,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,229,726)	$(5,956,917)
Net loss from discontinued operations	(9,994,499)	(931,887)
Net loss from continuing operations	(6,235,227)	(5,025,030)
Adjustments to reconcile net loss from operating activities to net loss cash used in operating activities:
Stock-based compensation	243,908	402,641
Provision for credit losses	—	165,342
Inventory write-down	298,127	350,000
Depreciation and amortization	814,453	806,835
Loss (gain) on disposal of property, plant and equipment	11,462	(22,091)
Equity in loss of equity method investees, net of tax	846,878	776,973
Foreign currency transactions	7,926	570
Amortization of debt discount	361,138	356,567
Accretion of note receivable	—	(63,738)
Changes in:
Accounts receivable	(1,947,797)	(1,596,260)
Receivable from unconsolidated subsidiary	113,383	—
Inventories	(4,219,171)	(455,529)
Prepaid expenses and other current assets	814,968	(503,941)
Other non-current assets	1,089	35,834
Accounts payable	6,140,115	5,208,316
Payable to unconsolidated subsidiary	250,495	—
Deferred revenue	1,224,420	(157,440)
Accrued expenses and other current liabilities	2,055,445	1,761,480
Other non-current liabilities	3,050	21,985
Net cash provided by operating activities from continuing operations	784,662	2,062,514
Net cash used in operating activities from discontinuing operations	(1,434,917)	(1,267,836)
Net cash (used in) provided by operating activities	(650,255)	794,678
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(138,041)	(116,346)
Proceeds from disposal of property, plant and equipment	25,700	74,657
Net cash used in investing activities from continuing operations	(112,341)	(41,689)
Net cash provided by (used in) investing activities from discontinuing operations	25,079	(105,089)
Net cash used in investing activities	(87,262)	(146,778)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings and repayments on lines of credit, net	(344,155)	(4,306,362)
Borrowings of long-term debt	—	9,087
Repayments of long-term debt	(81,847)	(2,420)
Payments of debt issuance costs	(50,169)	(41,322)
Net proceeds from sale of common stock	—	(153,230)
Taxes paid related to net share settlements of stock-based compensation awards	(2,416)	(15,176)
Net cash used in financing activities from continuing operations	(478,587)	(4,509,423)
Net cash provided by financing activities from discontinued operations	1,409,838	1,409,452
Net cash provided by (used) in financing activities	931,251	(3,099,971)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	117	40,700
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	193,851	(2,411,371)
CASH AND CASH EQUIVALENTS, beginning of the period	286,508	3,398,793
CASH AND CASH EQUIVALENTS, end of period	$480,359	$987,422
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$831,003	$1,360,904
Income taxes	25	22,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

S&W Seed Company, or the Company, is a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities. The Company’s seed products are primarily grown under contract by farmers. The Company is currently focused on growing sales of their proprietary and traited products specifically through the expansion of Double TeamTM for forage and grain sorghum products and new trait introductions, including the second generation of Double Team and Prussic Acid FreeTM, or PF, improving profit margins through pricing and operational efficiencies, and developing the camelina market via a partnership formed in fiscal 2023.

Voluntary Administration Process Involving S&W Australia

On July 24, 2024, the Company's wholly-owned subsidiary S&W Seed Company Australia Pty Ltd., or S&W Australia, adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001.

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

A number of factors combined to lead S&W Australia to conclude that the voluntary plan of administration was necessary and advisable, including the lack of viable strategic alternatives, Saudi Arabia’s recent discontinuation of import permits for alfalfa seed, and the increased risk that S&W Australia would be unable to meet its obligations under its financing agreement with National Australia Bank Limited, or NAB.

As a result of the voluntary administration process, effective July 24, 2024, the Company no longer controls S&W Australia for accounting purposes, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. The Company's expectation was that S&W Australia would no longer be its subsidiary, or owned or controlled by the Company in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia would cease to be included within the scope of its business. Since the Company no longer controls S&W Australia for accounting purposes, S&W Australia was deconsolidated from the Company's financial statements as of July 24, 2024. The Company will not regain control of S&W Australia, as detailed further in Note 15 - Subsequent Events.

S&W Australia’s entry into voluntary administration constituted an event of default and automatic acceleration of S&W Australia’s obligations under the Amended and Restated Finance Agreement with NAB, effective November 17, 2023, or the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. The NAB Finance Agreement was guaranteed by the Company, up to a maximum of AUD $15.0 million (USD $10.4 million as of September 30, 2024), or the Parent Guarantee. The Company’s obligations under the Parent Guarantee were not subject to a stay in connection with S&W Australia’s voluntary administration. On November 22, 2024, NAB released the Company from all liability under the Parent Guarantee, as detailed further in Note 15 - Subsequent Events.

S&W Australia’s entry into voluntary administration also constituted an event of default under the Company’s Amended CIBC Loan Agreement with CIBC Bank USA, or CIBC, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, the Company received a waiver for the Event of Default from CIBC. The waiver stipulates that the occurrence of any of the following shall constitute an immediate event of default under the Amended CIBC Loan Agreement, without notice or demand of any kind:

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

Discontinued Operations

As discussed in Note 3 - Discontinued Operations, effective July 24, 2024, the Company no longer controls S&W Australia for accounting purposes and as such, deconsolidated this subsidiary. This met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification, or ASC, 205-20, Discontinued Operations. Accordingly, the financial results of S&W Australia are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations for all periods presented. All amounts and disclosure included in the accompanying notes to the Condensed Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted.

Reverse Stock Split

A reverse stock split of all issued and outstanding shares of the Company's common stock, at a ratio of 1-for-19, or the Reverse Stock Split, was implemented at 5:00 p.m. Eastern Time on October 17, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split. Refer to Note 15 - Subsequent Events for additional information on the Reverse Stock Split.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on November 1, 2024.

The Company has reportable segments that correspond with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, who is the Chief Executive Officer. The Company's Chief Operating Decision Maker allocates resources and assesses performance based on these segments. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating segments, each its own reportable segment, Americas and International. The Company previously had one additional operating and reportable segment, AUSDOM, which related to the Australian domestic business and was included in discontinued operations for the three months ended September 30, 2024 and is presented as such for all periods in this report. Refer to Note 10 - Business Segments for additional information regarding the Company's reportable segments.

Certain prior period information has been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. In the Annual Report on Form 10-K for the year ended June 30, 2024 filed with this SEC on November 1, 2024, this included the recoverability of long-lived assets and inventory valuation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets as well as valuing stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows from operating activities for the last several years. For the three months ended September 30, 2024, the Company reported a net loss from continuing operations of $6.2 million and a net loss from discontinued operations of $10.0 million, which included a $9.8 million loss from the deconsolidation of S&W Australia. The Company has an accumulated deficit of $138.4 million as of September 30, 2024. As of September 30, 2024, the Company had cash on hand of $0.5 million and negative working capital of $8.3 million. The Company had no unused availability from its working capital facility with CIBC as of September 30, 2024 (see Note 9 - Debt for further discussion).

The Company’s Amended and Restated Loan and Security Agreement with CIBC, or the Amended CIBC Loan Agreement, is classified as current on the Company's Condensed Consolidated Balance Sheets given that the debt is due within 12 months of the September 30, 2024. The Amended CIBC Loan Agreement matures on November 30, 2024, given that we delivered to CIBC by November 8, 2024, an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP Partners L.P., extending the letter of credit to December 31, 2024. The Amended CIBC Loan Agreement contains various financial covenants. Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations have increased the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. Effective September 16, 2024, and since then, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended on July 3, 2024) has exceeded the total revolving loan commitment thereunder, which constitutes an event of default. On September 18, 2024, the Company received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deems appropriate. As of the date of this filing, this remains in default and CIBC has not accelerated the indebtedness under the Amended CIBC Loan Agreement. S&W Australia’s entry into voluntary administration constituted an event of default under the Company’s Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, the Company received a waiver for the event of default from CIBC, which contained certain stipulations outside of the Company's control and detailed further in Note 1 - General. The voluntary administration process resulted in the transfer of S&W Australia's assets, as noted in Note 15 - Subsequent Events.

While we obtained waivers for certain defaults and covenants in the past, there can be no assurance we will be successful in meeting our covenants, avoiding future defaults, or securing future waivers and/or amendments from our lenders. If we are unsuccessful in doing so, as currently is the case with CIBC, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to our growers, sell certain assets or divest certain operations. Further, if the Company cannot renew or find other financing options when its debt facility with CIBC expires on November 30, 2024, it may need to reduce the scope of its operations, repay amounts owed to its lenders and/or sell certain assets. Additionally, if the Company is not able to find a buyer for S&W Australia, it may be required to pay the Parent Guarantee, which, in turn, could cause the Company to reduce the scope of its operations, repay amounts owed to its lenders, and/or sell certain assets. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $0.0 million on September 30, 2024 and June 30, 2024. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $0.2 million and $0.0 million on September 30, 2024 and June 30, 2024, respectively.

International Operations

The Company translates its foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2024 and 2023, the Company recognized the following foreign currency transaction gains in Cost of revenue and losses in Foreign currency loss within Other expense (income) in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
	2024	2023
Cost of revenue	$(453)	$(233)
Foreign currency loss	7,926	570
Total	$7,473	$337

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for credit losses was $0.5 million on September 30, 2024 and June 30, 2024.

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

Components of inventory are as follows:

	As of September 30, 2024	As of June 30, 2024
Raw materials and supplies	$1,614,377	$1,324,087
Work in progress	8,388,736	2,305,572
Finished goods	16,546,274	18,998,684
Inventories, net	$26,549,387	$22,628,343

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, 7 to 10 years for leasehold improvements, and 2 to 5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 for other intangible assets. The weighted average estimated useful lives are 25 years for technology/IP/germplasm, 19 years for customer relationships, 16 years for trade names, and 18 years for other intangible assets as of September 30, 2024.

Investments

The Company has one partnership resulting in a 34% ownership interest in Vision Bioenergy. Following the initial recording of this investment, the Company assesses and records its share of equity earnings from the investment on a quarterly basis, resulting in the investment carrying value increasing or decreasing depending on whether a gain or loss is recorded.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Loss Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net income attributable to the Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net income attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three months ended September 30, 2024 and 2023.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss from continuing operations	$(6,235,227)	$(5,025,030)
Net loss from discontinued operations	(9,994,499)	(931,887)
Net loss	(16,229,726)	(5,956,917)
Loss attributable to non-controlling interests	—	(7,288)
Net loss attributable to S&W Seed Company	(16,229,726)	(5,949,629)
Dividends accrued for participating securities	(102,054)	(94,207)
Accretion of Series B Preferred Stock redemption value	(25,838)	(25,838)
Numerator for net loss per common share - basic and diluted	$(16,357,618)	$(6,069,674)
Denominator:
Denominator for basic and diluted net loss per share - weighted average shares	2,282,780	2,263,643
Net loss per common share - basic and diluted	$(7.17)	$(2.68)

Anti-dilutive shares, which have been excluded from the computation of diluted loss per share, included 279,670 employee stock options, 67,960 restricted stock units, 89,211 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 138,600 shares of common stock related to the MFP Loan Agreement (as defined below), and 29,440 warrants issued with the Company's Series B Convertible Preferred Stock. The terms and conditions of these securities are more fully described in Note 13 - Equity-Based Compensation and Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC. For the period ended September 30, 2024 and 2023, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

One customer accounted for 20% and another customer accounted for an additional 16% of revenue for the three months ended September 30, 2024. One customer accounted for 22% and another customer accounted for 18% of the Company's revenue for the three months ended September 30, 2023.

One customer accounted for 15% and another customer accounted for an additional 10% of the Company's accounts receivable as of September 30, 2024 and one customer accounted for 17% and another customer accounted for an additional 16% of the Company’s accounts receivable as of June 30, 2024.

The Company sells a substantial portion of its products to international customers (see Note 5 - Revenue Recognition). Sales to international markets represented 65% and 72% of revenue during the three months ended September 30, 2024 and 2023, respectively. The net book value of fixed assets located outside the United States was 0% of total fixed assets on September 30, 2024 and June 30, 2023, respectively, from continuing operations.

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

The Company’s obligations under the Parent Guarantee were not subject to stay in connection with S&W Australia’s voluntary administration and follows the terms of the facilities S&W Australia has with NAB, with the primary borrowing base line expiring on March 31, 2025. As the Company lost control and deconsolidated S&W Australia as a result from the voluntary administration process, the Company must recognize a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. In order for this any payments to occur, NAB must first make a claim under the Parent Guarantee, which has not occurred as of September 30, 2024. The Company assessed the fair value of the Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value at each reporting date, with any changes in fair value being recorded as a gain or loss in the Company's Condensed Consolidated Statements of Operations. The Company obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee on the Company's Condensed Consolidated Balance Sheets as of July 24, 2024 and September 30, 2024. The Company determined the fair value of the Parent Guarantee based on a scenario analysis, which included a discount rate ranging between 25.4% and 35.4% as of July 24, 2024 and 25.5% and 35.5% as of September 30, 2024, and a weighted average recovery rate of 57.8% as of July 24, 2024 and September 30, 2024. As discussed further in Note - 15, Subsequent Events, the Company was released of the Parent Guarantee from NAB on November 22, 2024.

In conjunction with the Vision Bioenergy partnership transaction, S&W received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A full fair value analysis will be performed whenever there is a potential indicator of impairment to the valuation. No indicators have been identified for the three months ended September 30, 2024 to suggest any material change in the fair value of the purchase option.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows as of September 30, 2024 and June 30, 2024:

	Fair Value Measurements as of September 30, 2024:
	Level 1	Level 2	Level 3
Bank guarantee	—	—	$5,000,000
Vision Bioenergy interest purchase option	—	—	695,000
Total	$—	$—	$5,695,000

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3
Vision Bioenergy interest purchase option	—	—	$695,000
Total	$—	$—	$695,000

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, or ASU 2023-09, expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - DISCONTINUED OPERATIONS

On July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary plan of administration, the Company no longer controls S&W Australia for accounting purposes and was deconsolidated as of July 24, 2024. The Company does not expect to regain control of S&W Australia at the conclusion of the voluntary administration process. This represents a strategic shift given that S&W Australia represents a material component of the Company's operations, including as one of the Company's reportable segments, AUSDOM, and a material part of another reportable segment, International, for the year ended June 30, 2024. This met the criteria to be accounted for as a discontinued operation as of July 24, 2024 under ASC 205-20, Discontinued Operations.

S&W Australia's entry into voluntary administration constituted a reconsideration event, requiring the Company to reassess S&W Australia's status as a Variable Interest Entity, or VIE. The Company deconsolidated the entity because it no longer has the power to direct the activities that most significantly impact the S&W Australia's economic performance. As the Company lost control of but retained its ownership shares in S&W Australia effective July 24, 2024, it met the criteria to be classified as a VIE under ASC 810, Consolidation, with the investment not having any value. The Company has been providing limited services and support to S&W Australia as they have been going through the voluntary administration process, which did not result in a material amount being less than $0.1 million for the three months ended September 30, 2024.

Accordingly, the operating results of the discontinued operations for the three months ended September 30, 2024 and 2023 are presented in the Condensed Consolidated Statements of Operations within Net loss from discontinued operations. For the three months ended September

30, 2024, this includes S&W Australia activity from July 1, 2024 through July 24, 2024, the date the Company no longer controlled and deconsolidated S&W Australia. A reconciliation to Net loss from discontinued operations is as follows:

	Three Months Ended September 30,
	2024	2023
Revenue	$842,545	$5,675,119
Cost of revenue (excluding depreciation and amortization shown separately below)	572,862	3,388,955
Gross profit	269,683	2,286,164
Operating expenses
Selling, general and administrative expenses	276,096	1,633,018
Research and development expenses	50,713	307,623
Depreciation and amortization	47,660	262,187
Loss (gain) on disposal of property, plant and equipment	25,696	(10,864)
Total operating expenses	400,165	2,191,964
(Loss) income from operations	(130,482)	94,200
Other (income) expense
Loss on deconsolidation of subsidiary	9,828,253	—
Foreign currency (gain) loss	(120,877)	371,619
Interest expense - amortization of debt discount	6,799	99,007
Interest expense, net	149,842	457,039
Net loss from discontinued operations before income taxes	(9,994,499)	(833,465)
Provision for income taxes from discontinued operations	—	13,499
Net loss from discontinued operations before equity in net earnings of affiliates	(9,994,499)	(846,964)
Equity in loss of equity method investee, net of tax, from discontinued operations	—	84,923
Net loss from discontinued operations	$(9,994,499)	$(931,887)

The following table presents assets and liabilities of discontinued operations as of June 30, 2024:

ASSETS	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$7,506
Accounts receivable, net	6,228,502
Inventories, net	15,478,760
Prepaid expenses and other current assets	676,923
CURRENT ASSETS OF DISCONTINUED OPERATIONS	22,391,691
NON-CURRENT ASSETS
Property, plant and equipment, net	3,540,075
Intangibles, net	576,669
Right of use assets - operating leases	1,134,985
Other assets	327,212
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	5,578,941
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$27,970,632
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,235,898
Deferred revenue	40,456
Accrued expenses and other current liabilities	3,123,721
Current portion of working capital lines of credit, net	27,549,620
Current portion of long-term debt, net	3,943,804
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	44,893,499
Long-term debt, net, less current portion	151,387
Other non-current liabilities	778,236
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	929,623
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$45,823,122

The Company recorded a loss on the deconsolidation of S&W Australia of $9.8 million on July 24, 2024, which is included within Net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. In accordance with ASC 810, Consolidation, the recorded loss was measured as the excess liabilities over assets in S&W Australia's ledger as of July 24, 2024, less all currency translation adjustments related to S&W Australia, as all unrealized gains and losses must be realized upon deconsolidation. The Company also recognized the fair value of the Parent Guarantee as of September 30, 2024 as a liability, with the offset going to Loss on deconsolidation of subsidiary. Below is a reconciliation of the loss on deconsolidation of S&W Australia:

As of July 24, 2024
Realization of currency translation adjustments from accumulated other comprehensive loss	$7,289,430
Recognition of bank guarantee (see Note 1)	5,000,000
S&W Australia total assets	43,168,611
S&W Australia total liabilities	(45,629,788)
Loss on deconsolidation of subsidiary	$9,828,253

A reconciliation of S&W Australia total assets and total liabilities as of July 24, 2024 is as follows:

As of July 24, 2024
CURRENT ASSETS
Cash and cash equivalents	$85,876
Accounts receivable, net	6,311,994
Receivable from unconsolidated subsidiary	15,549,595
Inventories, net	15,274,546
Prepaid expenses and other current assets	666,509
TOTAL CURRENT ASSETS	37,888,520
Property, plant and equipment, net	3,322,273
Other intangibles, net	554,850
Right of use assets - operating leases	1,093,946
Other assets	309,022
TOTAL ASSETS	$43,168,611
CURRENT LIABILITIES
Accounts payable	$9,150,910
Payable to unconsolidated subsidiary	520,213
Deferred revenue	33,047
Accrued expenses and other current liabilities	2,947,985
Current portion of working capital lines of credit, net	28,263,338
Current portion of long-term debt, net	3,828,839
TOTAL CURRENT LIABILITIES	44,744,332
Long-term debt, net, less current portion	127,288
Other non-current liabilities	758,168
TOTAL LIABILITIES	$45,629,788

NOTE 4 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of September 30, 2024 and June 30, 2024 are as follows:

Leases	Balance Sheet Classification:	As of September 30, 2024	As of June 30, 2024
Assets:
Right of use assets - finance leases		$1,050,072	$1,086,667
Accumulated amortization - finance leases		(553,172)	(499,275)
Right of use assets - finance leases, net	Other assets	496,900	587,392
Right of use assets - operating leases	Right of use assets - operating leases	890,086	1,113,833
Total lease assets		$1,386,986	$1,701,225
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$295,671	$314,980
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	327,048	380,492
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	223,454	303,395
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	659,996	800,620
Total lease liabilities		$1,506,169	$1,799,487

The components of lease cost are as follows:

		Three Months Ended September 30,
Lease cost:	Income Statement Classification:	2024	2023
Operating lease cost	Cost of revenue	$60,766	$60,944
Operating lease cost	Selling, general and administrative expenses	33,026	36,542
Operating lease cost	Research and development expenses	21,310	37,135
Finance lease cost	Depreciation and amortization	57,386	67,497
Finance lease cost	Interest expense, net	14,163	10,036
Total lease costs		$186,651	$212,154

Maturities of lease liabilities as of September 30, 2024, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$311,147	$247,175
2026	354,960	277,359
2027	241,622	44,615
2028	183,599	—
2029	56,967	—
Total lease payments	1,148,295	569,149
Less: Interest	(161,251)	(50,024)
Present value of lease liabilities	$987,044	$519,125

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of September 30, 2024:

As of September 30, 2024
Operating lease remaining lease term	3.3 years
Operating lease discount rate	8.53%
Finance lease remaining lease term	1.6 years
Finance lease discount rate	9.48%
Cash paid for operating leases	$114,089
Cash paid for finance leases	$105,709

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating and packaging services to other seed producers. The Company also derives service revenue from its partnership with Vision Bioenergy Oilseeds LLC, or Vision Bioenergy, by providing administrative services under a service level agreement.

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

Double Team sorghum seed sales were ($0.1) million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

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

The Company had $0.2 million in unbilled receivables as of September 30, 2024 and June 30, 2024, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized using a forward-looking approach. The Company considers current and expected future economic conditions as well as the performance of borrowers to determine the allowance for credit losses. During the three months ended September 30, 2024 and 2023, the Company recognized bad debt expense of $0.0 million and $0.2 million, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.4 million of revenue, respectively, that was included in the deferred balance as of June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended September 30,
	2024	2023
Seed sales:
Alfalfa	$6,708,003	$7,086,370
Sorghum	1,432,857	3,509,966
Other	11,224	(46,649)
Services	157,392	207,660
Total revenue	$8,309,476	$10,757,347

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended September 30,
	2024		2023
United States	$2,934,716	35%	$3,014,244	28%
Libya	1,295,550	16%	1,072,800	10%
Mexico	1,052,781	13%	1,562,814	9%
Sudan	807,530	10%	1,267,933	12%
South Africa	533,125	6%	1,195,553	11%
Egypt	496,360	6%	—	0%
Uganda	299,640	4%	40,000	0%
Morocco	287,994	3%	—	0%
Qatar	148,574	2%	58,500	1%
Argentina	89,289	1%	35,400	0%
Saudi Arabia	—	0%	2,208,738	26%
Other	363,917	4%	301,365	3%
Total revenue	$8,309,476	100%	$10,757,347	100%

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2024				Balance at September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(13,060,119)	$20,265,618	$(346,229)	$33,325,737	$(13,406,348)	$19,919,389
Trade name	1,831,928	(1,178,972)	652,956	(21,120)	1,831,928	(1,200,092)	631,836
Customer relationships	1,596,653	(1,019,623)	577,030	(22,602)	1,596,653	(1,042,225)	554,428
GI customer list	121,786	(93,131)	28,655	(1,791)	121,786	(94,922)	26,864
Supply agreement	1,512,667	(888,692)	623,975	(18,908)	1,512,667	(907,600)	605,067
Grower relationships	2,343,977	(1,223,208)	1,120,769	(26,352)	2,343,977	(1,249,560)	1,094,417
Internal use software	677,776	(474,441)	203,335	(16,944)	677,776	(491,385)	186,391
	$41,410,524	$(17,938,186)	$23,472,338	$(453,946)	$41,410,524	$(18,392,132)	$23,018,392

Amortization expense totaled $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

Estimated aggregate remaining amortization is as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$1,343,921	$1,714,386	$1,663,502	$1,606,211	$1,586,728	$15,103,644

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of September 30, 2024	As of June 30, 2024
Land and improvements	$586,849	$586,849
Buildings and improvements	2,365,835	2,371,565
Machinery and equipment	8,785,882	8,621,280
Vehicles	663,778	648,836
Leasehold improvements	473,307	552,810
Construction in progress	3,341	28,453
Total property, plant and equipment	12,878,992	12,809,793
Less: accumulated depreciation	(6,898,367)	(6,682,595)
Property, plant and equipment, net	$5,980,625	$6,127,198

Depreciation expense totaled $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.

NOte 8 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 - Investments to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No new activity occurred during the three months ended September 30, 2024. Activity in the period consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the Condensed Consolidated Statements of Operations.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of September 30, 2024 and June 30, 2024:

	As of September 30, 2024 (Unaudited)	As of June 30, 2024 (Unaudited)
Cash	$4,523,734	$6,327,459
Other current assets	6,689,246	3,138,627
Fixed assets	17,818,133	17,866,091
Intangible assets	18,976,035	19,624,187
Goodwill	11,564,157	11,564,157
Other assets	155,214	235,613
TOTAL ASSETS	$59,726,519	$58,756,134
Current liabilities	$4,957,388	$1,485,283
Long-term liabilities	77,845	133,070
Equity	54,691,286	57,137,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,726,519	$58,756,134

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
Revenue	$307,772	$110,900
Gross loss	(486,271)	(549,607)
Loss from operations	(2,497,925)	(2,432,762)
Net loss	(2,446,495)	(2,362,135)

The following summarizes the carrying amount of the Company's equity method investments reflected in the Condensed Consolidated Balance Sheets:

	As of September 30, 2024		As of June 30, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$18,847,331	34%	$19,694,209	34%
Total equity method investments	$18,847,331		$19,694,209

For the three months ended September 30, 2024, the following activity occurred in the Company's equity method investments:

Vision Bioenergy
Carrying amount at June 30, 2024	$19,694,209
Equity in loss of equity method investment	(846,878)
Carrying amount at September 30, 2024	$18,847,331

NOTE 9 - DEBT

Total debt outstanding is presented on the Company's Condensed Consolidated Balance Sheets as follows:

	As of September 30, 2024	As of June 30, 2024
Current portion of working capital lines of credit
CIBC	$16,169,873	$16,279,194
Debt issuance costs	(55,373)	(104,657)
Total working capital lines of credit, net	$16,114,500	$16,174,537
Current portion of long-term debt
Finance leases	$295,671	$314,980
Vehicle loans - Ford Credit	95,096	106,852
Debt issuance costs	(106,528)	(106,528)
Total current portion, net	$284,239	$315,304
Long-term debt, less current portion
Finance leases	$223,454	$303,395
Vehicle loans - Ford Credit	205,674	222,063
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(76,759)	(103,609)
Total long-term portion, net	$4,652,369	$4,721,849
Total debt, net	$4,936,608	$5,037,153

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the three months ended September 30, 2024, the Amended CIBC Loan Agreement was amended as follows:

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

Except as modified by the Third Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect as of September 30, 2024. On October 31, 2024, the Maturity Date was extended to November 30, 2024, detailed further in Note 15 - Subsequent Events.

The proceeds of advances under the Amended CIBC Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Amended CIBC Credit Facility is subject to a borrowing base equal to (a) up to 85% of eligible domestic accounts receivable, plus (b) up to 90% of eligible foreign accounts receivable, plus (c) up to the lesser of (i) 65% of eligible inventory and (ii) 85% of the appraised net orderly liquidation value of eligible inventory, in each case subject to an eligible inventory sublimit, in each case ((a), (b) and (c)), as more fully set forth in the Amended CIBC Loan Agreement and subject to lender reserves that CIBC may establish from time to time in its sole discretion, determined in good faith. Advances under the Amended CIBC Credit Facility bear interest at a rate per annum equal to a reference rate equal to CIBC’s prime rate at any time (or, if greater, the federal funds rate at such time plus 0.5%) plus an applicable margin of 2.5%. The interest rate for the Amended CIBC Credit Facility was 10.50% as of September 30, 2024. The Company’s obligations under the Amended CIBC Loan Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property.

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

As of September 16, 2024, and since then, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) has exceeded the total revolving loan commitment thereunder, which constitutes an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, the Company received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2.0% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deems appropriate. As of the date of this filing, CIBC has not accelerated the indebtedness under the Amended CIBC Loan Agreement.

AgAmerica Note

As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the three months ended September 30, 2024. Per the agreement, interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of September 30, 2024 was 9.81%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement.

The AgAmerica Loan Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including (among others) limitations with respect to liens, fundamental changes, asset sales and formation and acquisition of subsidiaries, subject to certain exceptions. Upon the occurrence of an event of default, and subject to certain cure periods, AgAmerica may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the AgAmerica Loan Agreement, as applicable, provided that in the event of bankruptcy, all such amounts shall automatically become due and payable. Due to the delayed filing of the Annual Report on Form 10-K for the year ended June 30, 2024, the Company was not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024. The Company is in compliance with all reporting requirements as of the date of this filing.

MFP Loan Agreement

On September 22, 2022, the Company’s largest stockholder, MFP Partners, L.P., or MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million, or the MFP Letter of Credit, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement.

Concurrently, on September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances. In connection with the Company’s entry into the Amended CIBC Loan Agreement, the MFP Letter of Credit was amended to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024.

On July 16, 2024, the Company entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fourth Amendment, amending the MFP Loan Agreement with MFP, to (i) extend the maturity date of the letter of credit to November 30, 2024 and (ii) extend the maturity date of the MFP Loan Agreement to May 31, 2025. On October 31, 2024, the MFP Letter of Credit was further extended to December 31, 2024. See Note 15 - Subsequent Events for further details. Except as modified by these amendments, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

Pursuant to the amended MFP Loan Agreement, the Company accrues a cash fee to be paid to MFP equal to 4.25% per annum on all amounts remaining undrawn under the MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash.

As of September 30, 2024, no amounts were outstanding. The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default and is secured by substantially all of the Company’s assets and is subordinated to the CIBC Loan Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2025	$95,096
2026	4,395,096
2027	95,096
2028	15,482
Total	$4,600,770

NOTE 10 - BUSINESS SEGMENTS

Segment Reporting

Prior to the voluntary administration of S&W Australia, the Company had three operating and reportable segments that corresponded with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, who is the Company's President and Chief Executive Officer. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating and reportable segments. The Company's Chief Operating Decision Maker currently allocates resources and assesses performance based on these two segments, with a key performance metric utilized being gross profit. The Company's two operating segments, each its own reportable segment, are Americas and International. Note, as a result of the voluntary administration of S&W Australia, the Company's Chief Operating Decision Maker no longer allocates resources and assesses performance for the AUSDOM segment and for the International segment related to S&W Australia.

Americas: Consists of operations in the United States that results in sales across North and South America. Revenue in the Americas segment is largely made up of sorghum and alfalfa products.

International: Consists of operations in the United States that results in sales to countries outside of North and South America. Revenue in the International segment is largely alfalfa products in addition to some sorghum and sunflower products. A large concentration of these sales went to the Middle East and North Africa region.

As presented in the table below, Other consists of intercompany activity with S&W Australia. This has historically been eliminated; however, with the deconsolidation of this subsidiary, the activity is no longer eliminated on a go forward basis as of July 24, 2024.

Below is a summary of business activity by segment that is reviewed by the Company's Chief Operating Decision Maker for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenue
Americas	$4,132,935	$4,854,052
International	4,089,006	5,903,295
Other	87,535	—
Revenue	8,309,476	10,757,347

Gross profit (excluding depreciation and amortization)
Americas	728,263	952,325
International	797,183	1,773,768
Other	(189,078)	(943)
Gross profit (excluding depreciation and amortization)	$1,336,368	$2,725,150

The Company does not allocate Other (income) expense, Equity in loss of equity method investees, net of tax, or Assets by segment as these are not provided to its Chief Operating Decision Maker.

NOTE 11 – EQUITY

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 9 - Debt). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 138,600 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $30.40 - $40.85 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the three months ended September 30, 2024 and 2023, $0.2 million and $0.2 million, respectively, was amortized as interest expense.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, was Portfolio Manager of MFP Investors LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. Mr. Matina continues to serve on the Company's board of directors, or the Board.

NOTE 12 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. During the three months ended September 30, 2024 and 2023, the Company did not grant options to its directors, certain members of the executive management team or other employees.

A summary of stock option activity for the three months ended September 30, 2024 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	279,670	$39.14	6.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	—	—	—	—
Outstanding at September 30, 2024	279,670	$39.14	6.5	$—
Options vested and exercisable at September 30, 2024	241,434	$42.67	6.2	$—
Options vested and expected to vest at September 30, 2024	279,422	$39.20	6.5	$—

On September 30, 2024, the Company had $209,592 of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 1.7 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the three months ended September 30, 2024 and 2023, the Company issued 5,246 and 1,361 restricted stock units, respectively, to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the three months ended September 30, 2024 and 2023 totaled $35,375 and $29,373, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (Years)
Nonvested restricted units outstanding at June 30, 2024	64,595	$11.40	1.2
Granted	5,246	11.34	0.3
Vested	(1,881)	17.04	—
Nonvested restricted units outstanding at September 30, 2024	67,960	10.83	1.14

On September 30, 2024, the Company had $278,144 of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.1 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended September 30, 2024 and 2023 totaled $243,908 and $411,820, respectively.

On September 30, 2024, there were 8,676 shares available under the 2019 Plan for future grants and awards.

NOTE 13 – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Redeemable Convertible Preferred Stock and accompanying warrant are presented in Note 14 - Series B Redeemable Convertible Preferred Stock to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No issuances or conversions of Series B Redeemable Convertible Preferred Stock occurred during the three months ended September 30, 2024. Activity in the period consisted of accrual of dividends and accretion of the discount on the warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2024	$5,768,765
Dividends accrued	102,054
Accretion of discount for warrants	25,838
Balance at September 30, 2024	$5,896,657

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the three months ended September 30, 2024 and 2023, respectively, for continuing operations, unless otherwise specified:

	Three Months Ended September 30,
	2024	2023
Non-cash investing activities:
ROU assets financed by lease liabilities and lease modifications and reassessments	$(106,838)	$487,611
Non-cash financing activities:
Dividends accrued for participating securities	102,054	94,207
Accretion of discount for Series B preferred stock warrants	25,838	25,838

NOTE 15 - SUBSEQUENT EVENTS

CIBC Fourth Amendment

On October 31, 2024, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fourth Amendment, which amended the Amended CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Fourth Amendment, effective as of October 31, 2024, among other things:

•
extended the maturity date from October 31, 2024 to November 30, 2024, contingent upon the Company's delivery to CIBC of an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires on December 31, 2024, which was delivered on November 8, 2024; and
•
provided for a fee of $25,000 payable by the Company to CIBC on the date of the Fourth Amendment.

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

S&W Australia

As previously reported, S&W Australia adopted a voluntary plan of administration on July 24, 2024, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, or DOCA, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. In order to facilitate the satisfaction of certain conditions to the effectiveness of the DOCA, on November 22, 2024, the Company entered into (i) a Business Transfer Agreement, (ii) a Transitional Services Deed, and (iii) a Deed of Settlement and Release with S&W Australia. The Company also entered into a Deed of Release of US Corporate Guarantee with NAB, and obtained a release of certain applicable liens from CIBC.

Business Transfer Agreement

Under the Business Transfer Agreement, the Company transferred certain intellectual property rights related to alfalfa and white clover seeds necessary for S&W Australia’s continued operations, or the IP Rights, along with certain related inventory valued at approximately $6.0 million, to S&W Australia. The value of the IP Rights is currently being assessed. Pursuant to the agreement, S&W Australia granted the Company a non-exclusive, non-transferable, royalty-bearing license to the IP Rights for the sale of products in the United States, Mexico, Canada, Central America, and South America for a term of five years. S&W Australia is entitled to receive a royalty in the mid-single digits from the Company on gross revenue generated from the licensed IP Rights.

Transitional Services Deed

Under the Transitional Services Deed, the Company agreed to continue providing certain services it has generally provided to S&W Australia on a temporary basis to support the transition of services from the Company to S&W Australia. Each party will be responsible for its own transition costs. The services provided per the Transitional Services Deed will terminate between February 22, 2025 and August 31, 2025, unless terminated earlier pursuant to its terms.

Deed of Settlement and Release

Under the Deed of Settlement and Release, in consideration for the Company’s (i) transfers under the Business Transfer Agreement, (ii) services rendered under the Transitional Services Deed and (iii) certain other payments, S&W Australia released the Company from all its net intercompany liabilities and obligations owed to S&W Australia, which is represented in Payable to unconsolidated subsidiary and Receivable from unconsolidated subsidiary in the Company's Condensed Consolidated Balance Sheets as of September 30, 2024.

Deed of Release of US Corporate Guarantee

Under the Deed of Release of US Corporate Guarantee, NAB released the Company from all liability under the Parent Guarantee related to the NAB Finance Agreement.

Lien Release

Pursuant to the Company’s Amended CIBC Loan Agreement, CIBC obtained a security interest in the Company’s assets. In connection with the execution of the agreements listed above, CIBC consented to the transfer of, and released its security interests in, the assets of the Company to be transferred to S&W Australia pursuant to the Business Transfer Agreement as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as referred to under the heading “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, particularly in Part I, Item 1A., “Risk Factors.”

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

As a result of the voluntary administration process, as of July 24, 2024 we no longer control S&W Australia for accounting purposes, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. Our expectation was that S&W Australia would no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia would cease to be included within the scope of our business. Since we no longer control S&W Australia for accounting purposes, S&W Australia was deconsolidated from our financial statements as of July 24, 2024. We will not regain control of S&W Australia at the conclusion of the voluntary administration process, as detailed further in Note 15 - Subsequent Events in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The financial statements provided in this Item 2 do not include financial results from S&W Australia.

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

The armed conflict in Sudan, which began in April 2023, has disrupted our shipments to the country. In Saudi Arabia, the Department of Ministry discontinued their approval of import permits for all forage seed, which includes alfalfa and all grasses, as a means of water conservation in May 2024, which is expected to last several years. To help mitigate any reduction in seed sales to Sudan and Saudi Arabia, we are actively exploring sales into adjacent markets in the region.

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

The ultimate impact of adverse geopolitical and macroeconomic events will have on our Condensed Consolidated Financial Statements remains uncertain and ultimately will be dictated by the length and severity of such events and any broad-based supply chain disruptions, labor shortages, rising levels of inflation and interest rates, tightening of credit markets or other developments resulting from recent geopolitical and macroeconomic events. We will continue to evaluate the nature and extent of those potential and evolving impacts to our business and Condensed Consolidated Financial Statements.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries. In fiscal 2024, we were impacted, among other things, by the military conflict between Russia and Ukraine, the armed conflict in Sudan, the conflict in the Middle East, the import ban on alfalfa seed in Saudi Arabia, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. Some of this fluctuation is offset by having operations in both the northern and southern hemispheres. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of current geopolitical and macroeconomic conditions.

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

Depreciation and Amortization

We amortize intangible assets, including Chromatin Inc. in 2018 and from SV Genetics Pty Ltd in 2016, using the straight-line method over the estimated useful life of the asset, consisting of periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names and 10 to 20 years for other intangible assets. Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset, consisting of periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, 7 to 10 years for leasehold improvements and 2 to 5 years for vehicles.

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

Equity in loss of equity method investee, net of tax

Equity in loss of equity method investee, net of tax, represents our proportionate share of loss from our 34% interest in Vision Bioenergy for the periods presented.

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$8,309,476	100.0%	$10,757,347	100.0%	$(2,447,871)	(22.8)%
Cost of revenue (excluding depreciation and amortization shown separately below)	6,973,108	83.9%	8,032,197	74.7%	(1,059,089)	(13.2)%
Gross profit	1,336,368	16.1%	2,725,150	25.3%	(1,388,782)	(51.0)%
Operating expenses:
Selling, general and administrative expenses	4,002,211	48.2%	4,153,561	38.6%	(151,350)	(3.6)%
Research and development expenses	741,820	8.9%	778,889	7.2%	(37,069)	(4.8)%
Depreciation and amortization	814,453	9.8%	806,835	7.5%	7,618	0.9%
Loss (gain) on disposal of property, plant and equipment	11,462	0.1%	(22,091)	(0.2)%	33,553	(151.9)%
Total operating expenses	5,569,946	67.0%	5,717,194	53.1%	(147,248)	(2.6)%
Loss from operations	(4,233,578)	(50.9)%	(2,992,044)	(27.8)%	(1,241,534)	41.5%
Other expense (income):
Foreign currency loss	7,926	0.1%	570	0.0%	7,356	1291.0%
Interest expense - amortization of debt discount	361,138	4.3%	356,567	3.3%	4,571	1.3%
Interest expense, net	761,879	9.2%	948,728	8.8%	(186,849)	(19.7)%
Other expenses (income)	22,686	0.3%	(37,560)	(0.3)%	60,246	(160.4)%
Net loss from continuing operations before income taxes	(5,387,207)	(64.8)%	(4,260,349)	(39.6)%	(1,126,858)	26.4%
Provision for (benefit from) income taxes	1,142	0.0%	(12,292)	(0.1)%	13,434	(109.3)%
Net loss from continuing operations before equity in net earnings of affiliates	(5,388,349)	(64.8)%	(4,248,057)	(39.5)%	(1,140,292)	26.8%
Equity in loss of equity method investee, net of tax	846,878	10.2%	776,973	7.2%	69,905	9.0%
Net loss from continued operations	$(6,235,227)	(75.0)%	$(5,025,030)	(46.7)%	$(1,210,197)	24.1%
Net loss from discontinued operations	(9,994,499)	(120.3)%	(931,887)	(8.7)%	(9,062,612)	972.5%
Net loss	$(16,229,726)	(195.3)%	$(5,956,917)	(55.4)%	$(10,272,809)	172.5%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended September 30, 2024 and the three months ended September 30, 2023. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024. If activity is consistent year-over-year, explanations may not be given.

Revenue

The $2.4 million year-over-year decrease in revenue is due to a $1.5 million decrease in non-dormant alfalfa sales in the Middle East and North Africa region driven by the import ban on alfalfa in Saudi Arabia, a $0.8 million decrease in sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market, a $0.5 million decrease in Double Team sorghum revenue, a $0.4 million decrease in sorghum sales to South Africa due to limited inventory supply of compatible hybrids, and a $0.3 million decrease in conventional sorghum sales due to an extended sales season in the prior year. This decrease was offset by a $0.5 million increase in non-dormant alfalfa sales in the United States, a $0.3 million increase in non-dormant alfalfa sales in Mexico, and a $0.3 million increase in dormant alfalfa sales in the United States.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenue decreased year-over-year and the gross profit percentage decreased to 16.1% from 25.3% compared to the prior year period. The profit decrease was driven by a 6.5 point decrease attributable to the International segment, with a 3.8 point decrease related to lower selling prices in the Middle East North Africa region due lower demand, and a 2.7 point decrease in margin related to South Africa sorghum sales due to the available supply of reduced quality and low cost seed in the prior year. The net gross profit for the Americas segment decreased primarily due to inventory write-offs.

Selling, General and Administrative Expenses

The $0.2 million decrease in selling, general and administrative expenses is attributable to a $0.2 million decrease in stock based compensation, a $0.2 million decrease in other operating expenses related primarily to no bad debt expense in the three months ended September 30, 2024, a $0.1 million decrease in office expenses related to lower software expenses, a $0.1 million decrease in compensation and benefits and other personnel expenses, and a $0.1 million decrease in audit fees related to higher fees for the fiscal 2023 financial statements seen in the prior year period. The cost savings were offset by a $0.2 million increase in restructuring charges related to the Australian legal entity, a $0.2 million increase in legal fees, and a $0.1 million increase in board of director expenses in part due to their being an additional board member.

Interest Expense, Net

Interest expense for the three months ended September 30, 2024 and 2023 primarily consisted of interest incurred on our CIBC working capital facility, the AgAmerica loan, the MFP Loan, and equipment capital leases. The $0.2 million decrease was primarily due to the decreased outstanding loan amounts resulting in lower interest owed to lenders.

Provision for (Benefit from) Income Taxes

The income tax expense totaled $0.0 million for the three months ended September 30, 2024 and 2023. Our effective tax rate was 0.0% during the three months ended September 30, 2024 and 2023. Our effective tax rate for the three months ended September 30, 2024 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results.

Net Loss from Discontinued Operations

The $9.1 million change in net loss from discontinued operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due to the $9.8 million loss on the deconsolidation of S&W Australia recognized on July 24, 2024, offset by a $0.7 million decrease attributable to S&W Australia operations, largely due to only capturing activity from July 1, 2024 through July 24, 2024 for the three months ended September 30, 2024. Refer to Note 3 - Discontinued Operations in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Business Segments

Prior to the voluntary administration of S&W Australia, we had three operating and reportable segments that corresponded with our operating model, management structure, and internal reporting reviewed by our Chief Operating Decision Maker, who is our President and Chief Executive Officer. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating and reportable segments. Our Chief Operating Decision Maker currently allocates resources and assesses performance based on these two segments, with a key performance metric utilized being gross profit. Our two operating segments, each its own reportable segment, are Americas and International. Note, as a result of the voluntary administration of S&W Australia, our Chief Operating Decision Maker no longer allocates resources and assesses performance for the AUSDOM segment and for the International segment related to S&W Australia.

Americas: Consists of operations in the United States that results in sales across North and South America. Total revenue for the Americas segment represented 50% and 45% of our total consolidated revenue for the three months ended September 30, 2024 and 2023, respectively, and was largely made up of alfalfa and sorghum sales. Americas revenue decreased by $0.7 million due to reduced sorghum sales in Mexico, decreased Double Team sorghum sales in the United States and decreased conventional sorghum sales, offset by increased alfalfa sales in the United States and Mexico.

International: Consists of operations in the United States that results in sales to countries outside of North and South America. Revenue in the International segment is largely alfalfa products in addition to some sorghum and sunflower products. A large concentration of these sales went to the Middle East and North Africa region. Total revenue for the International segment represented 49% and 55% of the our total revenue for the three months ended September 30, 2024 and 2023, respectively, and was largely alfalfa product sales in addition to some sorghum and sunflower product sales. Total revenue decreased by $1.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to fewer sales to the Middle East North Africa region due to the import ban in Saudi Arabia, amongst other reasons.

As presented in the table below, Other consists of intercompany activity with S&W Australia. This has historically been eliminated; however, as we are not consolidating this subsidiary, the activity is no longer eliminated.

Our total revenue broken out by reportable segment for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024		2023
Americas	$4,132,935	50%	$4,854,052	45%
International	4,089,006	49%	5,903,295	55%
Other	87,535	1%	—	0%
Total revenue	$8,309,476	100%	$10,757,347	100%

Our total revenue, gross profit and gross profit percentage broken out by reportable segment for the three months ended September 30, 2024 and 2023 were as follows:

For the three months ended September 30, 2024
Segment	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %
Americas	$4,132,935	$728,263	17.6%
International	4,089,006	797,183	19.5%
Other	87,535	(189,078)	-216.0%
Total	$8,309,476	$1,336,368	16.1%

For the three months ended September 30, 2023
Segment	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %
Americas	$4,854,052	$952,325	19.6%
International	5,903,295	1,773,768	30.0%
Other	—	(943)	—
Total	$10,757,347	$2,725,150	25.3%

Gross profit and the gross profit percentage in each segment were down for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. For both segments, the reduction in gross profit is attributable to reduced sales in each segment for the three months ended September 30, 2024. For the International segment, the gross profit percentage is down for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the import ban in Saudi Arabia reducing demand and resulted in lower selling prices.

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

In addition to funding our business with cash from operations, we have historically relied upon occasional sales of our debt and equity securities and credit facilities from financial institutions.

S&W Australia, our Australia-based wholly owned subsidiary, adopted a voluntary plan of administration on July 24, 2024 based on its determination that S&W Australia is likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. In Australia, voluntary administration is a process whereby an insolvent company is placed in the hands of one or more independent administrators whose role is to investigate the company’s affairs, to report to creditors and to recommend to creditors whether the company should enter into a deed of company arrangement, liquidation, or be returned to its board of directors. A voluntary administration involves an investigation of available options to provide a better return to creditors and, if possible, to save the business. As a result of the voluntary administration process, as of July 24, 2024 we no longer control S&W Australia for accounting purposes, and on October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to a third party. Our expectation was that S&W Australia would no longer be our subsidiary, or owned or controlled by us in any manner, at the conclusion of the voluntary administration process and therefore all of the related business conducted through S&W Australia would cease to be included within the scope of our business. Since we no longer control S&W Australia for accounting purposes, S&W Australia was deconsolidated from our financial statements prospectively as of July 24, 2024. We will not regain control of S&W Australia at the conclusion of the voluntary administration process, as detailed further in Note 15 - Subsequent Events in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

We expect to meet our future cash requirements and obligations through a combination of existing cash and cash equivalents, cash flows from operations, and through debt financing, among other sources of capital. Our ability to fund our operating needs will depend on our ability to generate sufficient cash flows through sales of our products, our ability to find other sufficient financing options if we are unable to renew our existing debt facilities, the impacts of adverse geopolitical and macroeconomic events, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024.

Below is a summary of material changes to our sources of capital during fiscal 2025 to date:

CIBC Loan Agreement

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

On October 31, 2024, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fourth Amendment, which amended the Amended CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The Fourth Amendment, effective as of October 31, 2024, among other things:

•
extended the maturity date from October 31, 2024 to November 30, 2024, and, contingent upon the Company's delivery to CIBC of an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires on December 31, 2024 or after, which was delivered on November 8, 2024; and
•
provided for a fee of $25,000 payable by the Company to CIBC on the date of the Fourth Amendment.

Except as modified by the Third Amendment and Fourth Amendment, all terms and conditions of the Amended CIBC Loan Agreement remain in full force and effect.

All amounts outstanding under the Amended CIBC Loan Agreement, including, but not limited to, accrued and unpaid principal and interest due under the CIBC Credit Facility, will be due and payable in full on November 30, 2024 (as we delivered to CIBC by November 8, 2024 an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, extending the letter of credit to December 31, 2024). As of September 16, 2024, and since then, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) has exceeded the total revolving loan commitment thereunder, which constitutes an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, we received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deems appropriate. As of the date of this filing, CIBC has not accelerated the indebtedness under the Amended CIBC Loan Agreement.

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

AgAmerica Note

No amendments have occurred to the AgAmerica Agreement for the three months ended September 30, 2024 or subsequent to period end. Due to the delayed filing of the Annual Report on Form 10-K for the year ended June 30, 2024, we were not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024.

Summary

The Amended CIBC Loan Agreement contains various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets. In addition, our loan agreements, including S&W Australia's NAB Finance Agreement, contains cross-default provisions, such that certain defaults or breaches under any of our loan agreements may entitle lenders to invoke default remedies.

S&W Australia’s entry into voluntary administration on July 24, 2024 constituted an event of default and automatic acceleration of S&W Australia’s obligations under the NAB Finance Agreement. However, such acceleration is stayed while S&W Australia is under voluntary administration. The NAB Finance Agreement was guaranteed by us, up to a maximum of AUD $15.0 million (USD $10.4 million as of September 30, 2024), or the Parent Guarantee. Our obligations under the Parent Guarantee were not subject to a stay in connection with S&W Australia’s voluntary administration. On November 22, 2024, NAB released the Company from all liability under the Parent Guarantee, as detailed further in Note 15 - Subsequent Events in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. S&W Australia’s entry into voluntary administration also constituted an event of default under our Amended CIBC Loan Agreement, as a result of a cross-default provision in the Amended CIBC Loan Agreement that is triggered by the event of default under the NAB Finance Agreement. On August 5, 2024, we received a waiver for the event of default from CIBC, which contained certain stipulations.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended September 30, 2024 and 2023 from our continuing operations:

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities	$784,662	$2,062,514
Cash flows from investing activities	(112,341)	(41,689)
Cash flows from financing activities	(478,587)	(4,509,423)
Effect of exchange rate changes on cash	117	3,768
Net increase (decrease) in cash and cash equivalents	193,851	(2,484,830)
Cash and cash equivalents, beginning of period	286,508	3,389,699
Cash and cash equivalents, end of period	$480,359	$904,869

Operating Activities

For the three months ended September 30, 2024, operating activities provided $0.8 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $3.8 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $4.6 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $6.1 million increase in accounts payable, a $2.1 million increase in accrued expenses and other current liabilities, a $1.2 million increase in deferred revenue from prepayments for our fiscal 2025 United States domestic business, a $0.8 million decrease in prepaid expenses and other current assets, and a $0.5 million increase in payables from unconsolidated subsidiary due to the deconsolidation of S&W Australia, offset by a $4.2 million increase in inventory and a $1.9 million increase in accounts receivable.

For the three months ended September 30, 2023, operating activities provided $2.1 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $2.3 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $4.3 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $5.2 million increase in accounts payable and a $1.7 million increase in accrued expenses and other current liabilities offset by a $1.6 million increase in accounts receivable, a $0.5 million increase in prepaid expenses and other current assets, and a $0.5 million increase in inventories.

Investing Activities

Investing activities during the three months ended September 30, 2024 used $0.1 million in cash, which resulted from $0.1 million in additions to property, plant and equipment for our United States facilities.

Investing activities during the three months ended September 30, 2023 used $0.0 million in cash, which resulted from $0.1 million in additions to property, plant and equipment for our United States and Australian facilities offset by $0.1 million in proceeds from the disposal of property, plant and equipment from our United States and Australian facilities.

Financing Activities

Financing activities during the three months ended September 30, 2024, used $0.5 million in cash, consisting of $0.3 million in net borrowings and repayments on the working capital lines of credit, $0.1 million in debt issuance costs and $0.1 million in repayments of long term debt.

Financing activities during the three months ended September 30, 2023, used $4.5 million in cash, consisting of $4.3 million in net borrowings and repayments on the working capital lines of credit and $0.2 million in net proceeds from sale of common stock.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the three months ended September 30, 2024 and we expect this to continue throughout the remainder of fiscal year 2025. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

Critical Accounting Estimates

In preparing our financial statements, we must select and apply various accounting policies in accordance with GAAP. Our most significant policies are discussed in Note 2 - Summary of Significant Accounting Policies, in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. In order to apply our accounting policies, we often need to make estimates, judgments and assumptions that we believe are reasonable, based upon the information available to us. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the audit committee of our Board, and do so on a regular basis.

Other than the bank guarantee below, there have been no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024.

Bank Guarantee

The Company’s obligations under the Parent Guarantee were not subject to stay in connection with S&W Australia’s voluntary administration and follows the terms of the facilities S&W Australia has with NAB, with the primary borrowing base line expiring on March 31, 2025. As the Company lost control and deconsolidated S&W Australia as a result from the voluntary administration process, the Company must recognize a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. In order for this any payments to occur, NAB must first make a claim under the Parent Guarantee, which has not occurred as of September 30, 2024. The Company assessed the fair value of the Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value at each reporting date, with any changes in fair value being recorded as a gain or loss in the Company's Condensed Consolidated Statements of Operations. The Company obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee on the Company's Condensed Consolidated Balance Sheets as of July 24, 2024 and September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and as a result of the material weaknesses described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

Notwithstanding such material weaknesses in internal control over financial reporting, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles, or GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

During the year ended June 30, 2024, in connection with the preparation of our annual financial statements as of and for the year ended June 30, 2024, we identified a material weakness in our internal control over financial reporting. The material weakness in internal control over financial reporting related to having inadequate controls to appropriately analyze all relevant information required for complete and accurate presentation and disclosure under GAAP, or the First Material Weakness.

During the current period, the Company identified an additional material weakness. The Company lacked an effectively designed system of internal control to ensure appropriate recognition and measurement of non-routine transactions under GAAP, or the Second Material Weakness.

Status of Remediation of Material Weakness

To remediate the First Material Weakness, during the three months ended September 30, 2024, we undertook efforts to improve our controls over financial reporting with respect to the analysis of all relevant information required for complete and accurate presentation and disclosure under GAAP. Management is updating its internal control procedures to include, among other things, quarterly monitoring of any changes within the Company and its impact on financial reporting. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weakness remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively. Therefore, the First Material Weakness has not been remediated as of September 30, 2024.

As it pertains to the Second Material Weakness, management is implementing certain changes in our internal controls as of the filing of this report to address the material weakness to include, among other things, quarterly monitoring of non-routine transactions, including detailed reviews with all applicable parties, and its impact on our financial reporting to ensure appropriate recognition and measurement under GAAP to address the material weakness. However, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until the material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our Condensed Consolidated Financial Statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 21, 2024, we received a notice from the Listing Qualifications Staff of The Nasdaq Stock Market, or Nasdaq, advising us that our failure to timely file our Quarterly Report on Form 10-Q for the three months ended September 30, 2024, or the Form 10-Q, with the Securities and Exchange Commission, or the SEC, is in contravention of Nasdaq Listing Rule 5250(c)(1), or the Filing Requirement, and could serve as a basis for the delisting of our securities from Nasdaq. We have 60 days from the date of the notice to submit a plan to regain compliance with the Filing Requirement for consideration by Nasdaq. We believe that the filing of this Form 10-Q allows us to regain compliance with the Filing Requirement.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Third Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7(9)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1(10)	Third Amendment to Amended and Restated Loan and Security Agreement, dated July 3, 2024, by and among S&W Seed Company and CIBC Bank USA.

10.2(11)	Fourth Amendment to Loan and Security Agreement, dated July 16, 2024, by and among S&W Seed Company and MFP Partners, L.P.

10.3(12)	Waiver, dated July 31, 2024, by and among S&W Seed Company and CIBC Bank USA.

10.4(13)	Waiver, dated November 1, 2024, by and among S&W Seed Company and AgAmerica.

10.5(14)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and CIBC Bank USA.

10.6(15)	Fifth Amendment to Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and MFP Partners, L.P.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(8)
Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 13, 2023 (File No. 001-34719).
(9)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed on May 11, 2023 (File No. 001-34719).
(10)
Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(11)
Incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(12)
Incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(13)
Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(14)
Incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(15)
Incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).

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

S&W SEED COMPANY

Date: November 26, 2024	By:	/s/Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)