Form 10-Q
period 2024-12-31
S&W Seed Co
filed 2025-02-13
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of common stock of the registrant as of February 10, 2025 was 2,145,132.

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
•
geopolitical and macroeconomic events, such as global inflation, bank failures, changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, supply chain disruptions, uncertain market conditions, the ongoing military conflict between Russia and Ukraine and related sanctions, and the extent to which they continue to disrupt the local and global economies, as well as our business and the businesses of our customers, distributors and suppliers;
•
changes in demand for our seed products, including Double Team®, our non-GMO herbicide tolerant sorghum solution;
•
whether we are able to develop and successfully launch additional trait technology products;
•
whether we are successful in commercializing our current and future trait technology products, including Double Team and Prussic Acid Free;
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
•
the disposal of S&W Australia resulted in S&W Australia’s business no longer being conducted through us, which significantly reduced the scope of our overall worldwide operations and could have a material adverse effect on our business, financial position and results of operations;
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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of December 31, 2024	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$1,393,200	$286,508
Accounts receivable, net	8,371,373	14,636,722
Inventories, net	21,021,310	22,628,343
Prepaid expenses and other current assets	3,412,588	3,431,226
Current assets of discontinued operations	—	22,391,691
TOTAL CURRENT ASSETS	34,198,471	63,374,490
Property, plant and equipment, net	5,732,484	6,127,198
Intellectual property, net	10,610,317	20,265,618
Other intangibles, net	2,386,907	3,206,720
Right of use assets - operating leases	810,018	1,113,833
Equity method investments	18,122,435	19,694,209
Other assets	1,461,381	1,364,532
Non-current assets of discontinued operations	—	5,578,941
TOTAL ASSETS	$73,322,013	$120,725,541

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,459,408	$3,255,928
Deferred revenue	4,545,199	832,283
Accrued expenses and other current liabilities	5,147,186	3,770,773
Current portion of working capital lines of credit, net	13,733,741	16,174,537
Current portion of long-term debt, net	267,848	315,304
Current liabilities of discontinued operations	—	44,893,499
TOTAL CURRENT LIABILITIES	33,153,382	69,242,324
Long-term debt, net, less current portion	4,591,207	4,721,849
Other non-current liabilities	585,435	800,620
Non-current liabilities of discontinued operations	—	929,623
TOTAL LIABILITIES	38,330,024	75,694,416
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at December 31, 2024 and June 30, 2024	6,028,130	5,768,765
TOTAL MEZZANINE EQUITY	6,028,130	5,768,765
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,140,519 issued and 2,139,203 outstanding at December 31, 2024; 2,282,704 issued and 2,281,388 outstanding at June 30, 2024	2,139	43,369
Treasury stock, at cost, 1,316 shares at December 31, 2024 and June 30, 2024	(134,196)	(134,196)
Additional paid-in capital	169,334,593	168,807,072
Accumulated deficit	(140,240,427)	(122,090,479)
Accumulated other comprehensive loss	(39,958)	(7,405,114)
Non-controlling interests	41,708	41,708
TOTAL STOCKHOLDERS' EQUITY	28,963,859	39,262,360
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$73,322,013	$120,725,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$5,076,898	$8,261,308	$13,386,374	$19,018,655
Cost of revenue (excluding depreciation and amortization shown separately below)	3,194,376	4,728,553	10,167,483	12,759,573
Gross profit	1,882,522	3,532,755	3,218,891	6,259,082
Operating expenses:
Selling, general and administrative expenses	4,687,826	4,242,906	8,690,037	8,396,468
Research and development expenses	832,586	723,594	1,574,406	1,502,483
Depreciation and amortization	696,351	818,548	1,510,804	1,625,385
Loss (gain) on disposal of property, plant and equipment	10,022	(48,281)	21,484	(70,373)
Total operating expenses	6,226,785	5,736,767	11,796,731	11,453,963
Loss from operations	(4,344,263)	(2,204,012)	(8,577,840)	(5,194,881)
Other expense (income):
Foreign currency loss (gain)	814	(25,145)	8,739	(24,557)
Interest expense - amortization of debt discount	352,677	347,496	713,815	704,063
Interest expense, net	830,235	712,290	1,592,114	1,510,569
Other (income) expenses	(864)	(59,336)	21,823	(96,896)
Net loss from continuing operations before income taxes	(5,527,125)	(3,179,317)	(10,914,331)	(7,288,060)
Provision for (benefit from) income taxes	1,551	1,833	2,692	(10,460)
Net loss from continuing operations before equity in net earnings of affiliates	(5,528,676)	(3,181,150)	(10,917,023)	(7,277,600)
Equity in loss of equity method investee, net of tax	724,895	577,039	1,571,775	1,354,012
Net loss from continuing operations	(6,253,571)	(3,758,189)	(12,488,798)	(8,631,612)
Net income (loss) from discontinued operations	4,592,714	(2,735,857)	(5,401,785)	(3,819,351)
Net loss	(1,660,857)	(6,494,046)	(17,890,583)	(12,450,963)
Loss attributable to non-controlling interests	—	(25,194)	—	(32,482)
Net loss attributable to S&W Seed Company	$(1,660,857)	$(6,468,852)	$(17,890,583)	$(12,418,481)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(1,660,857)	$(6,468,852)	$(17,890,583)	$(12,418,481)
Dividends accrued for participating securities and accretion	(131,473)	(124,431)	(259,365)	(244,476)
Net loss attributable to common shareholders	$(1,792,330)	$(6,593,283)	$(18,149,948)	$(12,662,957)

Net loss per share from continuing operations, basic and diluted	$(2.73)	$(1.66)	$(5.46)	$(3.81)
Net income (loss) per share from discontinued operations, basic and diluted	$2.00	$(1.21)	$(2.36)	$(1.69)
Net loss attributable to S&W Seed Company per common share, basic and diluted	$(0.72)	$(2.85)	$(7.82)	$(5.48)
Net loss attributable to common shareholders per common share, basic and diluted	$(0.78)	$(2.91)	$(7.94)	$(5.59)
Weighted average number of common shares outstanding, basic and diluted	2,291,746	2,267,971	2,287,328	2,265,807

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(1,660,857)	$(6,494,046)	$(17,890,583)	$(12,450,963)
Foreign currency translation adjustment, net of income taxes	(9,802)	316,614	(5,741)	155,635
Deconsolidation of subsidiary impact on currency translation adjustment, net of income taxes	—	—	7,370,897	—
Comprehensive loss	(1,670,659)	(6,177,432)	(10,525,427)	(12,295,328)
Comprehensive loss attributable to non-controlling interests	—	(25,194)	—	(32,482)
Comprehensive loss attributable to S&W Seed Company	$(1,670,659)	$(6,152,238)	$(10,525,427)	$(12,262,846)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, September 30, 2023	1,695	$5,394,193	2,265,682	$43,048	(1,316)	$(134,196)	$168,011,474	$(98,002,482)	$59,832	$(7,148,770)	$62,828,906
Stock-based compensation	—	—	—	—	—	—	283,327	—	—	—	283,327
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	98,593	—	—	—	—	—	(98,593)	—	—	(98,593)
Net issuance to settle RSUs	—	—	14,163	269	—	—	(11,919)	—	—	—	(11,650)
Cash paid related to stock issuance costs	—	—	—	—	—	—	(12,582)	—	—	—	(12,582)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	316,614	316,614
Net loss	—	—	—	—	—	—	—	(6,468,852)	(25,194)	—	(6,494,046)
Balance, December 31, 2023	1,695	$5,518,624	2,279,845	$43,317	(1,316)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138

Balance, September 30, 2024	1,695	$5,896,657	2,284,226	$43,398	(1,316)	$(134,196)	$169,048,535	$(138,448,097)	$41,708	$(30,156)	$30,521,192
Stock-based compensation	—	—	—	—	—	—	276,101	—	—	—	276,101
Cash paid to purchase common stock	—	—	(200,000)	(200)	—	—	(29,800)	—	—	—	(30,000)
Series B detachable warrant	—	25,838	—	—	—	—	—	(25,838)	—	—	(25,838)
Accrued dividends on Series B convertible preferred stock	—	105,635	—	—	—	—	—	(105,635)	—	—	(105,635)
Reverse stock split adjustment	—	—	—	(41,115)	—	—	41,115	—	—	—	—
Net issuance to settle RSUs	—	—	56,293	56	—	—	(1,358)	—	—	—	(1,302)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,802)	(9,802)
Net loss	—	—	—	—	—	—	—	(1,660,857)	—	—	(1,660,857)
Balance, December 31, 2024	1,695	$6,028,130	2,140,519	$2,139	(1,316)	$(134,196)	$169,334,593	$(140,240,427)	$41,708	$(39,958)	$28,963,859

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2023	1,695	$5,274,148	2,263,369	$43,004	(1,316)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	695,147	—	—	—	695,147
Series B detachable warrant	—	51,676	—	—	—	—	—	(51,676)	—	—	(51,676)
Accrued dividends on Series B convertible preferred stock	—	192,800	—	—	—	—	—	(192,800)	—	—	(192,800)
Net issuance to settle RSUs	—	—	16,476	313	—	—	(27,139)	—	—	—	(26,826)
Cash paid related to stock issuance costs	—	—	—	—	—	—	(165,812)	—	—	—	(165,812)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	155,635	155,635
Net loss	—	—	—	—	—	—	—	(12,418,481)	(32,482)	—	(12,450,963)
Balance, December 31, 2023	1,695	$5,518,624	2,279,845	$43,317	(1,316)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138

Balance, June 30, 2024	1,695	$5,768,765	2,282,704	$43,369	(1,316)	$(134,196)	$168,807,072	$(122,090,479)	$41,708	$(7,405,114)	39,262,360
Stock-based compensation	—	—	—	—	—	—	520,010	—	—	—	520,010
Cash paid to purchase common stock	—	—	(200,000)	(200)	—	—	(29,800)	—	—	—	(30,000)
Series B detachable warrant	—	51,676	—	—	—	—	—	(51,676)	—	—	(51,676)
Accrued dividends on Series B convertible preferred stock	—	207,689	—	—	—	—	—	(207,689)	—	—	(207,689)
Reverse stock split adjustment	—	—	—	(41,115)	—	—	41,115	—	—	—	—
Net issuance to settle RSUs	—	—	57,815	85	—	—	(3,804)	—	—	—	(3,719)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	7,370,897	7,370,897
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,741)	(5,741)
Net loss	—	—	—	—	—	—	—	(17,890,583)	—	—	(17,890,583)
Balance, December 31, 2024	1,695	$6,028,130	2,140,519	$2,139	(1,316)	$(134,196)	$169,334,593	$(140,240,427)	$41,708	$(39,958)	$28,963,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,890,583)	$(12,450,963)
Net loss from discontinued operations	(5,401,785)	(3,819,351)
Net loss from continuing operations	(12,488,798)	(8,631,612)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities:
Stock-based compensation	520,010	677,507
Provision for credit losses	237,500	506,382
Inventory write-down	294,548	679,266
Depreciation and amortization	1,510,804	1,625,385
Loss (gain) on disposal of property, plant and equipment	21,484	(70,373)
Equity in loss of equity method investees, net of tax	1,571,775	1,354,012
Foreign currency transactions	8,286	(24,454)
Amortization of debt discount	713,815	704,063
Accretion of note receivable	—	(127,476)
Changes in:
Accounts receivable	6,023,133	3,589,426
Receivable from unconsolidated subsidiary	(358,790)	(681,050)
Inventories	(4,628,393)	(4,263,483)
Prepaid expenses and other current assets	789,800	1,014,579
Other non-current assets	(258,909)	(3,266)
Accounts payable	6,219,965	2,355,799
Payable to unconsolidated subsidiary	189,042	(691,243)
Deferred revenue	3,712,916	5,047,740
Accrued expenses and other current liabilities	1,277,937	(1,214,967)
Other non-current liabilities	3,050	27,892
Net cash provided by operating activities from continuing operations	5,359,175	1,874,127
Net cash used in operating activities from discontinuing operations	(1,434,917)	(437,303)
Net cash provided by operating activities	3,924,258	1,436,824
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(195,047)	(234,404)
Proceeds from disposal of property, plant and equipment	39,300	136,589
Net cash used in investing activities from continuing operations	(155,747)	(97,815)
Net cash provided by (used in) investing activities from discontinuing operations	25,079	(906,825)
Net cash used in investing activities	(130,668)	(1,004,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings and repayments on lines of credit, net	(2,545,453)	(4,037,200)
Borrowings of long-term debt	—	227,322
Repayments of long-term debt	(196,396)	(80,456)
Payments of debt issuance costs	(1,326,678)	(41,323)
Cash paid to purchase common stock	(30,000)	—
Net proceeds from sale of common stock	—	(165,812)
Taxes paid related to net share settlements of stock-based compensation awards	(3,719)	(26,825)
Net cash used in financing activities from continuing operations	(4,102,246)	(4,124,294)
Net cash provided by financing activities from discontinued operations	1,409,838	1,374,582
Net cash used in financing activities	(2,692,408)	(2,749,712)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,510	33,107
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,106,692	(2,284,421)
CASH AND CASH EQUIVALENTS, beginning of the period	286,508	3,398,793
CASH AND CASH EQUIVALENTS, end of period	$1,393,200	$1,114,372
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,520,044	$2,119,009
Income taxes	25	22,225

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

S&W Seed Company, or the Company, is a global multi-crop, middle-market agricultural company that is principally engaged in breeding, growing, processing and selling agricultural seeds. The Company operates seed cleaning and processing facilities in Texas, with its seed products primarily grown under contract by farmers. The Company is currently focused on growing sales of its proprietary and traited products, specifically through the expansion of Double Team® for forage and grain sorghum products and new trait introductions, including the second generation of Double Team and Prussic Acid FreeTM, improving profit margins through pricing and operational efficiencies, and developing the camelina market via a partnership formed in fiscal 2023. The Company's vision is to empower the farming community with superior sorghum germplasm and innovative traits.

S&W Australia

On July 24, 2024, the Company's wholly-owned subsidiary S&W Seed Company Australia Pty Ltd., or S&W Australia, adopted a voluntary plan of administration based on its determination that S&W Australia was likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary administration process, effective July 24, 2024, the Company no longer controlled S&W Australia for accounting purposes and as such, S&W Australia was deconsolidated from the Company's financial statements as of July 24, 2024.

On October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, or DOCA, pursuant to which, among other things, the outstanding shares of S&W Australia would be transferred to Avior Asset Management No. 3 Pty Ltd. In order to facilitate the satisfaction of certain conditions to the effectiveness of the DOCA, on November 22, 2024, the Company entered into (i) a Business Transfer Agreement, (ii) a Transitional Services Deed, and (iii) a Deed of Settlement and Release with S&W Australia. The Company also entered into a Deed of Release of U.S. Corporate Guarantee with National Australia Bank Limited, or NAB, which released the Company from all liability under S&W Australia's finance agreement with NAB, and obtained a release of certain applicable liens from CIBC Bank USA, or CIBC.

Business Transfer Agreement

Under the Business Transfer Agreement, the Company transferred certain intellectual property rights related to alfalfa and white clover seeds necessary for S&W Australia’s continued operations, or the IP Rights, with a carrying value of $9.7 million, along with certain related inventory valued at approximately $5.9 million, to S&W Australia. Pursuant to the agreement, S&W Australia granted the Company a non-exclusive, non-transferable, royalty-bearing license to the IP Rights for the sale of products in the United States, Mexico, Canada, Central America, and South America for a term of five years. S&W Australia is entitled to receive a royalty in the mid-single digits from the Company on gross revenue generated from the licensed IP Rights.

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

Deed of Settlement and Release

Under the Deed of Settlement and Release, in consideration for the Company’s (i) transfers under the Business Transfer Agreement, (ii) services rendered under the Transitional Services Deed and (iii) certain other payments, S&W Australia released the Company from all its net intercompany liabilities and obligations owed to S&W Australia, which equated to a net liability of $15.3 million as of November 22, 2024.

Deed of Release of U.S. Corporate Guarantee

Under the Deed of Release of U.S. Corporate Guarantee, NAB released the Company from all liability under S&W Australia's finance agreement with NAB, which was guaranteed by the Company up to a maximum of AUD $15.0 million, or the Parent Guarantee. The fair value of this guarantee as of September 30, 2024 was $5.0 million, which the Company had recorded in its Condensed Consolidated Balance Sheets.

Lien Release

Pursuant to the Company’s Amended CIBC Loan Agreement, CIBC obtained a security interest in the Company’s assets. In connection with the execution of the agreements listed above, CIBC consented to the transfer of, and released its security interests in, the assets of the Company to be transferred to S&W Australia pursuant to the Business Transfer Agreement as described above.

Discontinued Operations

As discussed in Note 3 - Discontinued Operations, effective July 24, 2024, the Company no longer controlled S&W Australia for accounting purposes and as such, deconsolidated this subsidiary. This met the criteria to be accounted for as a discontinued operation as required by Accounting Standards Codification, or ASC, 205-20, Discontinued Operations. Accordingly, the financial results of S&W Australia are reported as discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations for all periods presented. Consistent with ASC 205-20, Discontinued Operations, because the sale of S&W Australia was completed on November 22, 2024, the Company will continue presenting the discontinued operations for comparative periods. The gain or loss recognized from the sale is reconciled in Note 3 - Discontinued Operations.

All amounts and disclosure included in the accompanying notes to the Condensed Consolidated Financial Statements reflect only the Company's continuing operations unless otherwise noted.

Reverse Stock Split

A reverse stock split of all issued and outstanding shares of the Company's common stock, at a ratio of 1-for-19, or the Reverse Stock Split, was implemented at 5:00 p.m. Eastern Time on October 17, 2024. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split. Refer to Note 11 - Equity for additional information on the Reverse Stock Split.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on November 1, 2024.

The Company has reportable segments that correspond with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, Mark Herrmann, the Company's President and Chief Executive Officer. The Company's Chief Operating Decision Maker allocates resources and assesses performance based on these segments. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating segments, each its own reportable segment, Americas and International. The Company previously had one additional operating and reportable segment, AUSDOM, which related to the Australian domestic business and was included in discontinued operations for the six months ended December 31, 2024 and is presented as such for all periods in this report. Refer to Note 10 - Business Segments for additional information regarding the Company's reportable segments.

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

The Company believes the estimates and assumptions underlying the accompanying Condensed Consolidated Financial Statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, certain adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, and uncertain market conditions, including higher inflation and supply chain disruptions, have, among other things, negatively impacted the global economy, created significant volatility and disruption of financial markets, and significantly increased economic and demand uncertainty. These factors make many of the estimates and assumptions reflected in these Condensed Consolidated Financial Statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows from operating activities for the last several years. For the six months ended December 31, 2024, the Company reported a net loss from continuing operations of $12.5 million and a net loss from discontinued operations of $5.4 million, which included a $5.2 million loss from the disposal of S&W Australia. The Company has an accumulated deficit of $140.2 million as of December 31, 2024. As of December 31, 2024, the Company had cash on hand of $1.4 million and positive working capital of $1.0 million. The Company had $1.6 million of unused availability from its new working capital facility with ABL OPCO LLC, or Mountain Ridge, as of December 31, 2024. For further information on the Company's new debt facility with Mountain Ridge, refer to Note 9 - Debt.

The Company's Credit and Security Agreement, or the Mountain Ridge Credit Agreement, with Mountain Ridge contains various financial covenants. Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations may increase the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. As of December 31, 2024, the Company was in compliance with all covenants in the Mountain Ridge Credit Agreement. While we obtained waivers for certain defaults and covenants of our credit facilities in the past, there can be no assurance we will be successful in meeting our covenants, avoiding future defaults, or securing future waivers and/or amendments from our lenders. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to our growers, sell certain assets or divest certain operations. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $0.0 million on December 31, 2024 and June 30, 2024. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $1.1 million and $0.0 million on December 31, 2024 and June 30, 2024, respectively.

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

For the three months and six months ended December 31, 2024 and 2023, the Company recognized the following foreign currency transaction gains or losses in Cost of revenue and Foreign currency loss (gain) within Other expense (income) in the Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$—	$337	$(453)	$103
Foreign currency loss (gain)	814	(25,145)	8,739	(24,557)
Total	$814	$(24,808)	$8,286	$(24,454)

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for credit losses was $0.7 million and $0.5 million on December 31, 2024 and June 30, 2024, respectively.

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

Components of inventory are as follows:

	As of December 31, 2024	As of June 30, 2024
Raw materials and supplies	$1,292,509	$1,324,087
Work in progress	7,744,362	2,305,572
Finished goods	11,984,439	18,998,684
Inventories, net	$21,021,310	$22,628,343

Property, Plant and Equipment

Property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of 5 to 35 years for buildings, 3 to 20 years for machinery and equipment, 7 to 10 years for leasehold improvements, and 2 to 5 years for vehicles.

Intangible Assets

Intangible assets acquired in business acquisitions are reported at their initial fair value less accumulated amortization. Intangible assets are amortized using the straight-line method over the estimated useful life of the asset. Periods of 10 to 30 years for technology/IP/germplasm, 5 to 20 years for customer relationships and trade names, and 10 to 20 years for other intangible assets.

Investments

The Company has one partnership resulting in a 34% ownership interest in Vision Bioenergy Oilseeds LLC, or Vision Bioenergy. Following the initial recording of this investment, the Company assesses and records its share of equity earnings from the investment on a quarterly basis, resulting in the investment carrying value increasing or decreasing depending on whether a gain or loss is recorded.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and six months ended December 31, 2024 and 2023 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Loss Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net loss attributable to the Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net loss attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and six months ended December 31, 2024 and 2023.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(6,253,571)	$(3,758,189)	$(12,488,798)	$(8,631,612)
Net income (loss) from discontinued operations	4,592,714	(2,735,857)	(5,401,785)	(3,819,351)
Net loss	(1,660,857)	(6,494,046)	(17,890,583)	(12,450,963)
Loss attributable to non-controlling interests	—	(25,194)	—	(32,482)
Net loss attributable to S&W Seed Company	(1,660,857)	(6,468,852)	(17,890,583)	(12,418,481)
Dividends accrued for participating securities	(105,635)	(98,593)	(207,689)	(192,800)
Accretion of Series B Preferred Stock redemption value	(25,838)	(25,838)	(51,676)	(51,676)
Numerator for net loss per common share - basic and diluted	$(1,792,330)	$(6,593,283)	$(18,149,948)	$(12,662,957)
Denominator:
Denominator for basic and diluted net loss per share - weighted average shares	2,291,746	2,267,971	2,287,328	2,265,807
Net loss per common share - basic and diluted	$(0.78)	$(2.91)	$(7.94)	$(5.59)

Anti-dilutive shares, which have been excluded from the computation of diluted loss per share, included 537,966 employee stock options, 74,446 restricted stock units, 89,211 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 138,602 shares of common stock related to the MFP Loan Agreement (as defined below), and 29,440 warrants issued with the Company's Series B Convertible Preferred Stock. The terms and conditions of these securities are more fully described in Note 13 - Equity-Based Compensation and Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC. For the three and six months ended December 31, 2024 and 2023, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

One customer accounted for 18% and another customer accounted for 13% of the Company's revenue for the three months ended December 31, 2024. One customer accounted for 12% of the Company's revenue for the six months ended December 31, 2024. One customer accounted for 21% and another customer accounted for 15% of the Company's revenue for the three months ended December 31, 2023. One customer accounted for 14%, a second for 13%, and a third for 11% of the Company's revenue for the six months ended December 31, 2023.

One customer accounted for 19% and another customer accounted for 12% of the Company's accounts receivable as of December 31, 2024 and one customer accounted for 17% and another customer accounted for an additional 16% of the Company’s accounts receivable as of June 30, 2024.

Sales to international markets represented 5% and 36% of revenue during the three months ended December 31, 2024 and 2023, respectively. Sales to international markets represented 42% and 57% of revenue during the six months ended December 31, 2024 and 2023, respectively.

The net book value of fixed assets located outside the United States was 0% of total fixed assets on December 31, 2024 and June 30, 2024, respectively, from continuing operations.

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

As the Company lost control and deconsolidated S&W Australia as a result from the voluntary administration process, the Company must recognize a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. The Company assessed the fair value of the Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value at each reporting date, with any changes in fair value being recorded as a gain or loss in the Company's Condensed Consolidated Statements of Operations. The Company obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee on the Company's Condensed Consolidated Balance Sheets as of July 24, 2024 and September 30, 2024. The Company determined the fair value of the Parent Guarantee based on a scenario analysis, which included a discount rate ranging between 25.4% and 35.4% as of July 24, 2024 and 25.5% and 35.5% as of September 30, 2024, and a weighted average recovery rate of 57.8% as of July 24, 2024 and September 30, 2024. As the Company was released of the Parent Guarantee on November 22, 2024, it removed this liability from its Condensed Consolidated Balance Sheets.

In conjunction with the Vision Bioenergy partnership transaction, the Company received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A full fair value analysis will be performed whenever there is a potential indicator of impairment to the valuation. No indicators have been identified for the three months ended December 31, 2024 to suggest any material change in the fair value of the purchase option.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows as of December 31, 2024 and June 30, 2024:

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3
Vision Bioenergy interest purchase option	$—	$—	$695,000
Total	$—	$—	$695,000

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3
Vision Bioenergy interest purchase option	$—	$—	$695,000
Total	$—	$—	$695,000

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, or ASU 2023-09, expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

NOTE 3 - DISCONTINUED OPERATIONS

On July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that it was likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary plan of administration, the Company no longer controlled S&W Australia for accounting purposes and as such, S&W Australia was deconsolidated as of July 24, 2024. The expectation at the time was that the Company would not regain control of S&W Australia at the conclusion of the voluntary administration process. This represented a strategic shift given that S&W Australia constituted a material component of the Company's operations, including as one of the Company's reportable segments, AUSDOM, and a material part of another reportable segment, International, for the year ended June 30, 2024. This met the criteria to be accounted for as a discontinued operation as of July 24, 2024 under ASC 205-20, Discontinued Operations.

S&W Australia's entry into voluntary administration constituted a reconsideration event, requiring the Company to reassess S&W Australia's status as a Variable Interest Entity, or VIE. The Company deconsolidated the entity because it no longer has the power to direct the activities that most significantly impact the S&W Australia's economic performance. As the Company lost control of but retained its ownership shares in S&W Australia effective July 24, 2024, it met the criteria to be classified as a VIE under ASC 810, Consolidation, with the investment not having any value. The Company was providing limited services and support to S&W Australia as they went through the voluntary administration process, which did not result in a material amount, being less than $0.1 million for the six months ended December 31, 2024. When the sale of S&W Australia occurred on November 22, 2024, the only services the Company provided to S&W Australia are what is stipulated in the executed Transitional Services Deed.

Consistent with ASC 205-20, Discontinued Operations, because the sale of the subsidiary was completed on November 22, 2024, the Company will continue presenting the discontinued operations for comparative periods. The consideration exchanged, as agreed to per the November 22, 2024 agreements specified in Note 2 - Summary of Significant Accounting Policies, included the release of all the Company's net liabilities and obligations owed to S&W Australia totaling $15.3 million and the release of the $5.0 million bank guarantee initially recorded as a liability during the three months ended September 30, 2024, partially offset by the Company transferring intangibles assets with a carrying value of $9.7 million, inventory with a carrying value of $5.9 million to S&W Australia on November 22, 2024, and recognizing a liability for $0.1 million related to services provided per the Transitional Services Deed, or TSA Liability. The $5.0 million bank guarantee was recorded as a liability on July 24, 2024, contributing towards the loss recognized during the three months ended September 30, 2024, and following guidance in ASC 460, Guarantees, the Company reversed this when it was fully released from liability under the bank guarantee in connection with the executed agreement on November 22, 2024. This resulted in a gain for the three months ended December 31, 2024 as follows:

Consideration
Net payables retired	$15,337,620
Bank guarantee released	5,000,000
Intangible assets transferred	(9,680,861)
Inventory transferred	(5,940,879)
TSA Liability	(123,166)
Gain on disposal of subsidiary	$4,592,714

Accordingly, the operating results of the discontinued operations for the three and six months ended December 31, 2024 and 2023 are presented in the Condensed Consolidated Statements of Operations within Net loss from discontinued operations. For the six months ended December 31, 2024, this includes S&W Australia activity from July 1, 2024 through July 24, 2024, the date the Company no longer controlled and deconsolidated S&W Australia. A reconciliation to Net loss from discontinued operations for the three and six months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$—	$2,603,501	$842,545	$8,278,620
Cost of revenue (excluding depreciation and amortization shown separately below)	—	2,847,132	572,862	6,237,264
Gross profit	—	(243,631)	269,683	2,041,356
Operating expenses
Selling, general and administrative expenses	—	1,650,016	276,096	3,283,034
Research and development expenses	—	271,054	50,713	578,677
Depreciation and amortization	—	257,471	47,660	519,657
Loss (gain) on disposal of property, plant and equipment	—	(20,453)	25,696	(31,317)
Total operating expenses	—	2,158,088	400,165	4,350,051
Loss from operations	—	(2,401,719)	(130,482)	(2,308,695)
Other (income) expense
(Gain) loss on disposal of subsidiary	(4,592,714)	—	5,235,539	—
Foreign currency loss (gain)	—	269,443	(120,877)	641,043
Interest expense - amortization of debt discount	—	98,521	6,799	197,528
Interest expense, net	—	625,702	149,842	1,233,190
Net income (loss) from discontinued operations before income taxes	4,592,714	(3,395,385)	(5,401,785)	(4,380,456)
Benefit from income taxes from discontinued operations	—	(758,818)	—	(745,318)
Net income (loss) from discontinued operations before equity in net earnings of affiliates	4,592,714	(2,636,567)	(5,401,785)	(3,635,138)
Equity in loss of equity method investee, net of tax, from discontinued operations	—	99,290	—	184,213
Net income (loss) from discontinued operations	$4,592,714	$(2,735,857)	$(5,401,785)	$(3,819,351)

The following table presents assets and liabilities of discontinued operations as of June 30, 2024:

ASSETS	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$7,506
Accounts receivable, net	6,228,502
Inventories, net	15,478,760
Prepaid expenses and other current assets	676,923
CURRENT ASSETS OF DISCONTINUED OPERATIONS	22,391,691
NON-CURRENT ASSETS
Property, plant and equipment, net	3,540,075
Intangibles, net	576,669
Right of use assets - operating leases	1,134,985
Other assets	327,212
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	5,578,941
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$27,970,632
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,235,898
Deferred revenue	40,456
Accrued expenses and other current liabilities	3,123,721
Current portion of working capital lines of credit, net	27,549,620
Current portion of long-term debt, net	3,943,804
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	44,893,499
Long-term debt, net, less current portion	151,387
Other non-current liabilities	778,236
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	929,623
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$45,823,122

The Company recorded a loss on the disposal of S&W Australia of $9.8 million on July 24, 2024, which is included within Net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2024. In accordance with ASC 810, Consolidation, the recorded loss was measured as the excess liabilities over assets in S&W Australia's ledger as of July 24, 2024, less all currency translation adjustments related to S&W Australia, as all unrealized gains and losses must be realized upon deconsolidation. The Company also recognized the fair value of the Parent Guarantee as of September 30, 2024 as a liability, with the offset going to Loss on disposal of subsidiary. Below is a reconciliation of the loss on disposal of S&W Australia as of July 24, 2024:

As of July 24, 2024
Realization of currency translation adjustments from accumulated other comprehensive loss	$7,289,430
Recognition of bank guarantee	5,000,000
S&W Australia total assets	43,168,611
S&W Australia total liabilities	(45,629,788)
Loss on disposal of subsidiary	$9,828,253

A reconciliation of S&W Australia total assets and total liabilities as of July 24, 2024 is as follows:

As of July 24, 2024
CURRENT ASSETS
Cash and cash equivalents	$85,876
Accounts receivable, net	6,311,994
Receivable from unconsolidated subsidiary	15,549,595
Inventories, net	15,274,546
Prepaid expenses and other current assets	666,509
TOTAL CURRENT ASSETS	37,888,520
Property, plant and equipment, net	3,322,273
Other intangibles, net	554,850
Right of use assets - operating leases	1,093,946
Other assets	309,022
TOTAL ASSETS	$43,168,611
CURRENT LIABILITIES
Accounts payable	$9,150,910
Payable to unconsolidated subsidiary	520,213
Deferred revenue	33,047
Accrued expenses and other current liabilities	2,947,985
Current portion of working capital lines of credit, net	28,263,338
Current portion of long-term debt, net	3,828,839
TOTAL CURRENT LIABILITIES	44,744,332
Long-term debt, net, less current portion	127,288
Other non-current liabilities	758,168
TOTAL LIABILITIES	$45,629,788

NOTE 4 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of December 31, 2024 and June 30, 2024 are as follows:

Leases	Balance Sheet Classification:	As of December 31, 2024	As of June 30, 2024
Assets:
Right of use assets - finance leases		$994,539	$1,086,667
Accumulated amortization - finance leases		(569,207)	(499,275)
Right of use assets - finance leases, net	Other assets	425,332	587,392
Right of use assets - operating leases	Right of use assets - operating leases	810,018	1,113,833
Total lease assets		$1,235,350	$1,701,225
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$291,250	$314,980
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	314,346	380,492
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	159,026	303,395
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	585,435	800,620
Total lease liabilities		$1,350,057	$1,799,487

The components of lease cost are as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
Lease cost:	Income Statement Classification:	2024	2023	2024	2023
Operating lease cost	Cost of revenue	$60,766	$96,092	$121,533	$175,666
Operating lease cost	Selling, general and administrative expenses	25,993	36,542	59,019	41,052
Operating lease cost	Research and development expenses	21,310	71,824	42,619	119,227
Finance lease cost	Depreciation and amortization	81,713	90,290	165,088	119,469
Finance lease cost	Interest expense, net	26,499	19,998	40,663	30,049
Total lease costs		$216,281	$314,746	$428,922	$485,463

Maturities of lease liabilities as of December 31, 2024, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$203,676	$162,853
2026	354,960	280,892
2027	241,622	44,615
2028	183,599	—
2029	56,965	—
Total lease payments	1,040,822	488,360
Less: Interest	(141,041)	(38,084)
Present value of lease liabilities	$899,781	$450,276

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of December 31, 2024:

As of December 31, 2024
Operating lease remaining lease term	3.1 years
Operating lease discount rate	8.65%
Finance lease remaining lease term	1.4 years
Finance lease discount rate	9.49%
Cash paid for operating leases	$221,650
Cash paid for finance leases	$191,247

NOTE 5 - REVENUE RECOGNITION

The Company derives its revenue primarily from the sale of seed products to seed distributors. From time to time, the Company utilizes excess capacity to provide conditioning, treating and packaging services to other seed producers. The Company also derives service revenue from Vision Bioenergy by providing administrative services under a service level agreement.

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

ADAMA Collaboration Agreement

The Company has an amended collaboration agreement, or the Amended Collaboration Agreement, with Makhteshim Agan of North America, Inc., or ADAMA, dated February 26, 2024, for the development and commercialization of the Double Team Sorghum Weed Control System, or DT, which is comprised of ADAMA’s ACCase herbicide used in concert with the Company’s ACCase tolerant ATS Sorghum product, Double Team Sorghum Cropping Solution. Although the DT product is designed to be used as a system, the Company sells only the Double Team sorghum seed portion of the system and recognizes the revenue consistent with its sales of other seed products.

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

Double Team sorghum seed sales were $1.9 million and $4.0 million for the three months ended December 31, 2024 and 2023, respectively. Double Team sorghum seed sales were $1.8 million and $4.5 million for the six months ended December 31, 2024 and 2023, respectively.

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

The Company had $0.1 million and $0.2 million in unbilled receivables as of December 31, 2024 and June 30, 2024, respectively, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized using a forward-looking approach. The Company considers current and expected future economic conditions as well as the performance of borrowers to determine the allowance for credit losses. During the three months ended December 31, 2024 and 2023, the Company recognized bad debt expense of $0.4 million and $0.3 million, respectively, associated with impaired accounts receivable. During the six months ended December 31, 2024 and 2023, the Company recognized a provision for credit losses of $0.2 million and $0.5 million, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the six months ended December 31, 2024 and 2023, the Company recognized $0.3 million and $0.4 million of revenue, respectively, that was included in the deferred balance as of June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Seed sales:
Alfalfa	$1,734,054	$2,299,360	$8,442,056	$9,385,730
Sorghum	2,970,610	5,764,167	4,403,468	9,274,134
Other	238,021	21,993	249,245	(24,656)
Services	134,213	175,788	291,605	383,447
Total revenue	$5,076,898	$8,261,308	$13,386,374	$19,018,655

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
United States	$4,800,636	95%	$5,248,009	64%	$7,735,352	58%	$8,262,250	43%
Libya	—	0%	682,200	8%	1,295,550	10%	1,755,000	9%
Mexico	—	0%	1,904,895	23%	1,052,781	8%	3,467,712	18%
Sudan	—	0%	—	0%	807,530	6%	1,267,933	7%
South Africa	—	0%	—	0%	533,125	4%	1,195,553	6%
Egypt	—	0%	348,000	4%	496,360	4%	348,000	2%
Uganda	—	0%	289,935	4%	299,640	2%	329,935	2%
Morocco	—	0%	—	0%	287,994	2%	—	0%
Bolivia	112,750	2%	—	0%	180,000	1%	—	0%
Argentina	61,479	1%	—	0%	150,769	1%	35,400	0%
Saudi Arabia	—	0%	(211,185)	-3%	—	0%	1,997,553	11%
Other	102,033	2%	(546)	0%	547,273	4%	359,319	2%
Total revenue	$5,076,898	100%	$8,261,308	100%	$13,386,374	100%	$19,018,655	100%

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2024			Six Months Ended December 31, 2024		Balance at December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Disposal	Amortization	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(13,060,119)	$20,265,618	$(9,068,039)	$(587,262)	$13,491,466	$(2,881,149)	$10,610,317
Trade name	1,831,928	(1,178,972)	652,956	(612,822)	(33,798)	232,329	(225,992)	6,337
Customer relationships	1,596,653	(1,019,623)	577,030	—	(45,203)	1,596,653	(1,064,826)	531,827
GI customer list	121,786	(93,131)	28,655	—	(3,582)	121,786	(96,713)	25,073
Supply agreement	1,512,667	(888,692)	623,975	—	(37,817)	1,512,667	(926,509)	586,158
Grower relationships	2,343,977	(1,223,208)	1,120,769	—	(52,703)	2,343,977	(1,275,911)	1,068,066
Internal use software	677,776	(474,441)	203,335	—	(33,889)	677,776	(508,330)	169,446
	$41,410,524	$(17,938,186)	$23,472,338	$(9,680,861)	$(794,254)	$19,976,654	$(6,979,430)	$12,997,224

As outlined further in Note 3 - Discontinued Operations, the sale of S&W Australia on November 22, 2024 resulted in the Company transferring intangible assets with a carrying value of $9.7 million to S&W Australia as consideration provided in this transaction. Of this amount, $9.1 million related to intellectual property and $0.6 million related to trade names.

Amortization expense totaled $0.3 million and $0.5 million for the three months ended December 31, 2024 and 2023, respectively. Amortization expense totaled $0.8 million and $0.9 million for the six months ended December 31, 2024 and 2023, respectively.

Estimated aggregate remaining amortization is as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$458,673	$900,605	$849,721	$795,496	$785,319	$9,207,410

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of December 31, 2024	As of June 30, 2024
Land and improvements	$586,849	$586,849
Buildings and improvements	2,365,835	2,371,565
Machinery and equipment	8,784,859	8,621,280
Vehicles	642,929	648,836
Leasehold improvements	473,307	552,810
Construction in progress	—	28,453
Total property, plant and equipment	12,853,779	12,809,793
Less: accumulated depreciation	(7,121,295)	(6,682,595)
Property, plant and equipment, net	$5,732,484	$6,127,198

Depreciation expense totaled $0.3 million and $0.3 million for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense totaled $0.6 million and $0.5 million for the six months ended December 31, 2024 and 2023, respectively.

NOte 8 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 - Investments to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No new activity occurred during the six months ended December 31, 2024. Activity in the period consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the Condensed Consolidated Statements of Operations.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of December 31, 2024 and June 30, 2024:

	As of December 31, 2024 (Unaudited)	As of June 30, 2024 (Unaudited)
Cash	$6,804,663	$6,327,459
Other current assets	6,944,995	3,138,627
Fixed assets	17,592,974	17,866,091
Intangible assets	18,327,881	19,624,187
Goodwill	11,564,157	11,564,157
Other assets	131,468	235,613
TOTAL ASSETS	$61,366,138	$58,756,134
Current liabilities	$4,781,810	$1,485,283
Long-term liabilities	59,760	133,070
Equity	56,524,568	57,137,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,366,138	$58,756,134

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)
Revenue	$355,864	$1,074,934	$663,635	$1,228,924
Gross (loss) profit	(68,334)	619,646	(554,606)	(327,005)
Loss from operations	(2,160,801)	(1,794,747)	(4,658,726)	(4,624,553)
Net loss	(2,126,718)	(1,750,017)	(4,573,213)	(4,509,196)

The following summarizes the carrying amount of the Company's equity method investments reflected in the Condensed Consolidated Balance Sheets:

	As of December 31, 2024		As of June 30, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$18,122,435	34%	$19,694,209	34%
Total equity method investments	$18,122,435		$19,694,209

For the six months ended December 31, 2024, the following activity occurred in the Company's equity method investments:

Vision Bioenergy
Carrying amount at June 30, 2024	$19,694,209
Equity in loss of equity method investment	(1,571,774)
Carrying amount at December 31, 2024	$18,122,435

NOTE 9 - DEBT

Total debt outstanding is presented on the Company's Condensed Consolidated Balance Sheets as follows:

	As of December 31, 2024	As of June 30, 2024
Current portion of working capital lines of credit
Mountain Ridge	$13,733,741	$—
CIBC	—	16,279,194
Debt issuance costs	—	(104,657)
Total working capital lines of credit, net	$13,733,741	$16,174,537
Current portion of long-term debt
Finance leases	$291,250	$314,980
Vehicle loans - Ford Credit	83,126	106,852
Debt issuance costs	(106,528)	(106,528)
Total current portion, net	$267,848	$315,304
Long-term debt, less current portion
Finance leases	$159,026	$303,395
Vehicle loans - Ford Credit	182,088	222,063
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(49,907)	(103,609)
Total long-term portion, net	$4,591,207	$4,721,849
Total debt, net	$4,859,055	$5,037,153

Mountain Ridge Credit Agreement

On December 19, 2024, the Company entered into a Credit and Security Agreement, or the Mountain Ridge Credit Agreement, with ABL OPCO LLC, or Mountain Ridge, as administrative agent, and the lenders party thereto. The Mountain Ridge Credit Agreement provides for a senior secured credit facility of up to $25.0 million, or the Mountain Ridge Credit Facility, which matures on February 20, 2026, provided, however, that if on or prior to December 22, 2025, the maturity date of the term loan agreement entered into on June 20, 2023 between the Company and AgAmerica Lending LLC, or AgAmerica, is extended to a maturity date on or after March 19, 2028, the maturity date under the Mountain Ridge Credit Agreement will be December 19, 2027, or the Mountain Ridge Maturity Date.

The initial advance under the Mountain Ridge Credit Facility was used to repay in full the Company’s obligations to CIBC pursuant to the Amended and Restated Loan and Security Agreement with CIBC, dated March 22, 2023, as amended, or the CIBC Loan Agreement. Future advances under the Mountain Ridge Credit Facility may be used to finance the Company’s ongoing working capital requirements and other general corporate purposes. Availability of funds under the Mountain Ridge Credit Facility is subject to a borrowing base equal to the sum of (i) up to 95% of eligible letters of credit, plus (ii) up to 70% of eligible accounts (provided, that the maximum amount of eligible accounts that constitute (y) seasonal domestic accounts (after giving effect to the advance rate) which may be included as part of this component of the borrowing base shall not exceed (1) during the calendar months of October, November, December, and January, $3.0 million, (2) during the calendar month of February, $4.0 million, (C) during the calendar months of March, July, August, and September, $5.0 million, or (3) during the calendar months of April, May, and June, $6.0 million, or (z) eligible insured foreign accounts (after giving effect to the advance rate) which may be included as part of this component of the borrowing base shall not exceed $3.5 million); plus (iii) the lesser of (y) the product of 50% multiplied by the net orderly liquidation value of eligible inventory, and (z) $10.0 million, in each case ((i), (ii) and (iii)), as more fully set forth in the Mountain Ridge Credit Agreement and subject to lender reserves that Mountain Ridge may establish from time to time in its discretion, determined in good faith.

Loan advances under the Mountain Ridge Credit Facility bear interest at a rate per annum based on one-month term SOFR plus an applicable margin of 8.0%. The interest rate under the Mountain Ridge Credit Facility as of December 31, 2024 was 12.53%. The Company’s obligations under the Mountain Ridge Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property.

The Mountain Ridge Credit Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, all subject to certain exceptions. Amounts due under the Mountain Ridge Credit Agreement may be accelerated upon an event of default, as defined in the Mountain Ridge Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods. Additionally, upon the occurrence and during the continuance of an event of default, Mountain Ridge may elect to increase the existing interest rate on all of the Company’s outstanding obligations by 2.0% per annum.

All amounts outstanding under the Mountain Ridge Credit Agreement, including, but not limited to, accrued and unpaid principal and interest due under the Mountain Ridge Credit Facility, will be due and payable in full on the Mountain Ridge Maturity Date.

As of December 31, 2024, the Company was in compliance with all financial covenants contained in the Mountain Ridge Credit Agreement. As of December 31, 2024, there was approximately $1.6 million of unused availability on the Mountain Ridge Credit Facility, which had an available borrowing base of $25.0 million.

The Company had $1.0 million in debt issuance costs associated with the Mountain Ridge facility, which was capitalized as an asset within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, $0.0 million has been amortized, with $1.0 remaining in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets to be amortized over the remaining life of the facility.

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the six months ended December 31, 2024, the Amended CIBC Loan Agreement was amended as follows:

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
o
provided for a fee of $25,000 payable by the Company to CIBC on the date of the Fourth Amendment.
•
On November 29, the Company entered into a Fifth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fifth Amendment, which amended the Amended CIBC Loan Agreement by and among the Company, as borrower, and CIBC, as administrative agent and sole lead arranger. The CIBC Amendment, effective as of November 29, 2024, among other things:
o
extended the maturity date from November 30, 2024 to December 13, 2024, on the condition that the Company delivers to CIBC an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires no earlier than January 13, 2025; and
o
provided for a fee of $40,000 payable by the Company to CIBC on the date of the CIBC Amendment.

Except as modified by the Third Amendment, Fourth Amendment and Fifth Amendment, all terms and conditions of the Amended CIBC Loan Agreement remained in full force and effect until the loan was paid off on December 19, 2024.

Effective September 16, 2024, and until the loan was paid in full on December 19, 2024, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) exceeded the total revolving loan commitment thereunder, which constituted an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, the Company received a reservation of rights letter from CIBC asserting the existence of such event of default, increasing the interest rate applicable to the loans by 2.0% per annum (which is the default rate under the Amended CIBC Loan Agreement), where it remained until the loan was paid off on December 19, 2024.

AgAmerica Note

As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the six months ended December 31, 2024. Per the agreement, interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of December 31, 2024 was 9.34%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement.

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

MFP Loan Agreement

On September 22, 2022, the Company’s largest stockholder, MFP, provided a letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, with an initial face amount of $9.0 million for the benefit of CIBC, or the MFP Letter of Credit, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement.

Concurrently, on September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement with MFP, or the MFP Loan Agreement, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company. The MFP Loan Agreement initially provided for up to $9.0 million of term loan advances. In connection with the Company’s entry into the Amended CIBC Loan Agreement, the MFP Letter of Credit was amended to increase the maximum amount of term loan advances to $13.0 million and extend the maturity date to September 30, 2024.

On July 16, 2024, the Company entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fourth Amendment, amending the MFP Loan Agreement to (i) extend the maturity date of the letter of credit to November 30, 2024 and (ii) extend the maturity date of the MFP Loan Agreement to May 31, 2025.

On October 31, 2024, the Company entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fifth Amendment, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to December 31, 2024.

On November 27, 2024, the Company entered into a Sixth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Sixth Amendment, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to January 31, 2025 in order to satisfy the Fifth Amendment condition for CIBC as discussed above.

In connection with the Company’s entry into the Mountain Ridge Credit Agreement, MFP provided a letter of credit, issued by JPMorgan Chase Bank, N.A. for the account of MFP, with a face amount equal to $13.0 million for the benefit of Mountain Ridge, or the Second MFP Letter of Credit, as collateral to support the Company’s obligations under the Mountain Ridge Credit Agreement. In addition, the Second MFP Letter of Credit constitutes an eligible letter of credit under the Mountain Ridge Credit Agreement and, therefore, provides the Company with borrowing base credit under the Mountain Ridge Credit Facility.

Concurrently with the Company’s entry into the Mountain Ridge Credit Agreement, on December 19, 2024, the Company entered into a Seventh Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Seventh Amendment, further amending the MFP Loan Agreement to reflect the payoff of the CIBC Loan Agreement and cancellation of the amended letter of credit previously issued by JPMorgan Chase Bank, N.A. for the account of MFP, for the benefit of CIBC, as additional collateral to support the Company’s obligations under the CIBC Loan Agreement, and to reflect and facilitate the issuance of the Second MFP Letter of Credit. The MFP Seventh Amendment also extended the maturity date of the MFP Loan Agreement to July 31, 2028 and the letter of credit to January 31, 2028. Except as modified by these amendments, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

Pursuant to the amended MFP Loan Agreement, the Company accrues a cash fee to be paid to MFP equal to 4.25% per annum on all amounts remaining undrawn under the Second MFP Letter of Credit. In the event any term advances are deemed made under the MFP Loan Agreement, such advances will bear interest at a rate per annum equal to term SOFR (with a floor of 1.25%) plus 9.25%, 50% of which will be payable in cash on the last day of each fiscal quarter and 50% of which will accrue as payment in kind interest payable on the maturity date, unless, with respect to any quarterly payment date, the Company elects to pay such interest in cash.

As of December 31, 2024, no amounts were outstanding. The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default and is secured by substantially all of the Company’s assets and is subordinated to the Mountain Ridge Credit Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2025	$47,548
2026	4,395,096
2027	95,096
2028	27,474
Total	$4,565,214

NOTE 10 - BUSINESS SEGMENTS

Segment Reporting

Prior to the voluntary administration of S&W Australia, the Company had three operating and reportable segments that corresponded with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, Mark Herrmann, the Company's President and Chief Executive Officer. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating and reportable segments, Americas and International. The Company's Chief Operating Decision Maker currently allocates resources and assesses performance based on these two segments, with the key performance metric utilized being gross profit.

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

Below is a summary of business activity by segment that is reviewed by the Company's Chief Operating Decision Maker for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Americas	$5,072,734	$7,148,131	$9,205,668	$12,002,183
International	994	1,113,177	4,090,001	7,016,472
Other	3,170	—	90,705	—
Revenue	5,076,898	8,261,308	13,386,374	19,018,655

Gross profit (excluding depreciation and amortization)
Americas	1,914,232	3,356,633	2,642,495	4,309,295
International	(23,003)	176,122	774,180	1,949,787
Other	(8,707)	—	(197,784)	—
Gross profit (excluding depreciation and amortization)	$1,882,522	$3,532,755	$3,218,891	$6,259,082

The Company does not allocate Other (income) expense, Equity in loss of equity method investees, net of tax, or Assets by segment as these are not provided to its Chief Operating Decision Maker.

NOTE 11 – EQUITY

Reverse Stock Split

At the Company's special meeting of stockholders held on September 26, 2024, or the Special Meeting, the Company's stockholders approved, pursuant to Nevada Revised Statutes, or NRS, 78.2055, a reverse stock split of the Company's common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of the Company's board of directors, or Board, and with such reverse stock split to be effected at such time and date as determined by the Board in its sole discretion (but in no event later than January 31, 2025). Following the Special Meeting, on October 4, 2024, the Board unanimously approved, pursuant to NRS 78.2055, a reverse stock split of all issued and outstanding shares of our common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024, or the Effective Time.

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

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 9 - Debt). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 138,602 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $30.40 - $40.85 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The MFP Warrants financial commitment assets are amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods. During the three months ended December 31, 2024 and 2023, $0.0 million and $0.2 million, respectively, was amortized as interest expense. During the six months ended December 31, 2024 and 2023, $0.2 million and $0.4 million, respectively, was amortized as interest expense.

MFP is the Company’s largest shareholder. One of the Company’s directors, Alexander C. Matina, was Portfolio Manager of MFP Investors LLC, the general partner of MFP, until December 31, 2023, at which point he transitioned to an advisor role for MFP Investors LLC. Mr. Matina continues to serve on the Board.

Stock Purchase from MFP

On December 19, 2024, the Company entered into a Stock Purchase Agreement with MFP, or the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, the Company repurchased 200,000 shares of the Company’s common stock, or the Repurchased Shares, directly from MFP in a private, non-underwritten transaction. The Repurchased Shares were retired and restored to the status of authorized but unissued shares of the Company.

Pursuant to the Stock Purchase Agreement, the Company granted MFP the right to designate one (1) individual, who shall be a representative of MFP reasonably acceptable to the Company, to attend all meetings (whether in person, telephonic or otherwise) of the Board in a non-voting, observer capacity, subject to certain exceptions. MFP has not designated a representative as of December 31, 2024.

NOTE 12 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	As of December 31,
	2024	2023
Risk free rate	4.14%	4.45% - 4.78%
Dividend yield	—	—
Volatility	75.3%	70.3%-70.6%
Forfeiture rate	8.4%	10.6%

During the six months ended December 31, 2024, the Company granted options to purchase 274,764 shares of its common stock to certain of its directors, members of the executive management team, other employees, and non-employee service providers at exercise price of $2.30 per share. These options vest in quarterly periods over three years and expire ten years from the date of grant.

A summary of stock option activity for the six months ended December 31, 2024 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	279,709	$39.18	6.8	$—
Granted	274,764	2.30	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(16,507)	29.06	—	—
Outstanding at December 31, 2024	537,966	$20.65	7.9	$—
Options vested and exercisable at December 31, 2024	240,756	$42.20	5.6	$—
Options vested and expected to vest at December 31, 2024	537,133	$20.68	7.9	$—

On December 31, 2024, the Company had $0.5 million of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 2.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the six months ended December 31, 2024 and 2023, the Company issued 70,131 and 47,741 restricted stock units, respectively, to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the six months ended December 31, 2024 and 2023 totaled $0.4 million and $0.5 million, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (Years)
Nonvested restricted units outstanding at June 30, 2024	64,602	$11.40	1.2
Granted	70,131	11.35	1.3
Vested	(58,499)	10.18	—
Forfeited	(1,790)	16.26	—
Nonvested restricted units outstanding at December 31, 2024	74,444	$6.97	1.2

On December 31, 2024, the Company had $0.5 million of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.2 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended December 31, 2024 and 2023 totaled $0.3 million in each period. Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the six months ended December 31, 2024 and 2023 totaled $0.5 million and $0.7 million, respectively.

On December 31, 2024, there were 230,380 shares available under the 2019 Plan for future grants and awards.

NOTE 13 – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Redeemable Convertible Preferred Stock and accompanying warrant are presented in Note 14 - Series B Redeemable Convertible Preferred Stock to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No issuances or conversions of Series B Redeemable Convertible Preferred Stock occurred during the six months ended December 31, 2024. Activity in the period consisted of accrual of dividends and accretion of the discount on the warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2024	$5,768,765
Dividends accrued	207,689
Accretion of discount for warrants	51,676
Balance at December 31, 2024	$6,028,130

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the six months ended December 31, 2024 and 2023, respectively, for continuing operations, unless otherwise specified:

	Six Months Ended December 31,
	2024	2023
Non-cash investing activities:
ROU assets financed by lease liabilities and lease modifications and reassessments	$(96,693)	$1,078,774
Considerations with Avior for transfer of interest in S&W Australia (discontinued operations):
Settlement of net payables due to S&W Australia	15,336,849	—
Contribution of intangible assets	(9,680,861)	—
Contribution of inventory	(5,940,878)	—
Non-cash financing activities:
Dividends accrued for participating securities	207,689	192,800
Accretion of discount for Series B preferred stock warrants	51,676	51,676

NOTE 15 - SUBSEQUENT EVENTS

Strategic Alternatives Review Process

On January 13, 2025, the Company announced that its Board is commencing a process to explore and evaluate various strategic alternatives that may be available to the Company in an effort to enhance shareholder value. The Company expects to consider a broad range of potential opportunities, including, among others, a sale of the Company, a merger with another strategic partner, a recapitalization or continued execution of the Company’s long-term business plan. There are no assurances the review process will result in the Company pursuing any transaction or any other strategic outcome, nor is there a timetable regarding the completion of this process.

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

Voluntary Administration Process Involving S&W Australia

On July 24, 2024, S&W Australia adopted a voluntary plan of administration based on its determination that S&W Australia was likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary administration process, effective July 24, 2024, we no longer controlled S&W Australia for accounting purposes, resulting in S&W Australia being deconsolidated from our financial statements as of July 24, 2024.

On October 11, 2024, creditors of S&W Australia approved a proposed Deed of Company Arrangement, or DOCA, pursuant to which, among other things, our outstanding shares of S&W Australia would be transferred to Avior Asset Management No. 3 Pty Ltd. In order to facilitate the satisfaction of certain conditions to the effectiveness of the DOCA, on November 22, 2024, we entered into (i) a Business Transfer Agreement, (ii) a Transitional Services Deed, and (iii) a Deed of Settlement and Release with S&W Australia. The Company also entered into a Deed of Release of U.S. Corporate Guarantee with National Australia Bank Limited, or NAB, and obtained a release of certain applicable liens from CIBC Bank USA, or CIBC.

Business Transfer Agreement

Under the Business Transfer Agreement, we transferred certain intellectual property rights related to alfalfa and white clover seeds necessary for S&W Australia’s continued operations, or the IP Rights, with a carrying value of $9.7 million, along with certain related inventory valued at approximately $5.9 million, to S&W Australia. Pursuant to the agreement, S&W Australia granted us a non-exclusive, non-transferable, royalty-bearing license to the IP Rights for the sale of products in the United States, Mexico, Canada, Central America, and South America for a term of five years. S&W Australia is entitled to receive a royalty in the mid-single digits from us on gross revenue generated from the licensed IP Rights.

Transitional Services Deed

Under the Transitional Services Deed, we agreed to continue providing certain services we have generally provided to S&W Australia on a temporary basis to support the transition of services from us to S&W Australia. Each party will be responsible for its own transition costs. The services provided per the Transitional Services Deed will terminate between February 22, 2025 and August 31, 2025, unless terminated earlier pursuant to its terms.

Deed of Settlement and Release

Under the Deed of Settlement and Release, in consideration for our (i) transfers under the Business Transfer Agreement, (ii) services rendered under the Transitional Services Deed and (iii) certain other payments, S&W Australia released us from all our net intercompany liabilities and obligations owed to S&W Australia, which equated to a net liability of $15.3 million on November 22, 2024.

Deed of Release of U.S. Corporate Guarantee

Under the Deed of Release of U.S. Corporate Guarantee, NAB released us from all liability under S&W Australia's finance agreement with NAB, which was guaranteed by the Company up to a maximum of AUD $15.0 million, or the Parent Guarantee, related to the NAB Finance Agreement. The fair value of this guarantee as of September 30, 2024 was $5.0 million, which we recorded in our Condensed Consolidated Balance Sheets.

Lien Release

Pursuant to the Amended CIBC Loan Agreement, CIBC obtained a security interest in our assets. In connection with the execution of the agreements listed above, CIBC consented to the transfer of, and released its security interests in, the assets of ours to be transferred to S&W Australia pursuant to the Business Transfer Agreement as described above.

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

Global Economic Conditions

We are or may be subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, uncertain market conditions, including higher inflation and supply chain disruptions, recent bank failures, and other global events, which have had and may continue to have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

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

The new U.S. administration has imposed tariffs on China, Mexico, and Canada, with the imposition on the latter two countries currently paused as of the date of this filing. Our business is directly impacted by these tariffs and/or their downstream effects, which have led or may lead to retaliatory tariffs being implemented by said countries, which could have a material adverse effect on our business. For example, China is a leading importer of sorghum produced in the United States and any retaliatory tariffs would adversely effect our margins and could lead to decreased sales. Additionally, sales of our products to Mexico could be impacted by tariffs or trade restrictions. At this time, we cannot predict whether, or to what extent, any tariffs may affect us or our business going forward.

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

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenue relates to sale of our seed products and consists of the cost of procuring seed, plant conditioning and packaging costs, direct labor and raw materials and overhead costs. Gross profit represents the profit remaining after deducting these costs from total revenue. As Double Team sorghum continues to gain market acceptance, we expect to see favorability in our gross profit.

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

Other (Income) Expense

Other (income) expense consists of foreign currency losses, interest expense, interest expense resulting from the amortization of debt discount, and other income. Interest expense and interest expense - amortization of debt discount primarily consists of interest costs related to outstanding borrowings on our working capital credit facilities. Amortization of the MFP Letter of Credit asset is also recorded to Interest expense - amortization of debt discount.

Provision for (Benefit from) for Income Taxes

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

Results of Operations

Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended December 31,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$5,076,898	100.0%	$8,261,308	100.0%	$(3,184,410)	(38.5)%
Cost of revenue (excluding depreciation and amortization)	3,194,376	62.9%	4,728,553	57.2%	(1,534,177)	(32.4)%
Gross profit	1,882,522	37.1%	3,532,755	42.8%	(1,650,233)	(46.7)%
Operating expenses
Selling, general and administrative expenses	4,687,826	92.3%	4,242,906	51.4%	444,920	10.5%
Research and development expenses	832,586	16.4%	723,594	8.8%	108,992	15.1%
Depreciation and amortization	696,351	13.7%	818,548	9.9%	(122,197)	(14.9)%
Loss (gain) on disposal of property, plant and equipment	10,022	0.2%	(48,281)	(0.6)%	58,303	(120.8)%
Total operating expenses	6,226,785	122.6%	5,736,767	69.4%	490,018	8.5%
Loss from operations	(4,344,263)	(85.6)%	(2,204,012)	(26.7)%	(2,140,251)	97.1%
Other (income) expense
Foreign currency loss (gain)	814	0.0%	(25,145)	(0.3)%	25,959	(103.2)%
Interest expense - amortization of debt discount	352,677	6.9%	347,496	4.2%	5,181	1.5%
Interest expense, net	830,235	16.4%	712,290	8.6%	117,945	16.6%
Other (income) expenses	(864)	(0.0)%	(59,336)	(0.7)%	58,472	(98.5)%
Net loss from continuing operations before income taxes	(5,527,125)	(108.9)%	(3,179,317)	(38.5)%	(2,347,808)	73.8%
Provision for income taxes	1,551	0.0%	1,833	0.0%	(282)	(15.4)%
Net loss from continuing operations before equity in net earnings of affiliates	(5,528,676)	(108.9)%	(3,181,150)	(38.5)%	(2,347,526)	73.8%
Equity in loss of equity method investee, net of tax	724,895	14.3%	577,039	7.0%	147,856	25.6%
Net loss from continued operations	$(6,253,571)	(123.2)%	$(3,758,189)	(45.5)%	$(2,495,382)	66.4%
Net income (loss) from discontinued operations	4,592,714	90.5%	(2,735,857)	(33.1)%	7,328,571	(267.9)%
Net loss	$(1,660,857)	(32.7)%	$(6,494,046)	(78.6)%	$4,833,189	(74.4)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended December 31, 2024 and the three months ended December 31, 2023. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024. If activity is consistent year-over-year, explanations may not be given.

Revenue

The $3.2 million quarter-over-quarter decrease in revenue is due to $2.1 million decrease in Double Team grain sorghum sales based on timing of our private label shipping, a $0.9 million decrease in non-dormant alfalfa sales in the Middle East North Africa region driven by the import ban on alfalfa in Saudi Arabia, a $1.1 million decrease in sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market, a $0.5 million decrease in non-dormant alfalfa sales due to lower domestic demand, and a $0.3 million decrease in sorghum sales in South Africa due to limited supply of lower quality inventory compared to prior year. These decreases were offset by a $0.9 million increase in dormant alfalfa sales due to a strategic bulk sale of conditioned alfalfa, a $0.6 million increase in conventional sorghum sales in the United States due to increased available supply in the current year, and a $0.3 million increase in millet sales in the United States.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

As anticipated with the decrease in revenue, cost of revenue decreased quarter-over-quarter. Our gross profit percentage also experienced a decrease to 37.1% from 42.8% compared to the prior year period. The gross profit decrease of 5.7 points was primarily attributable to an estimated 22.0 point decrease attributable to fewer sales of our high margin Double Team sorghum, an estimated 7.0 point decrease attributable to the strategic sale of dormant alfalfa, and an estimated 3.0 point decrease attributable to the International segment related to lower selling prices in the Middle East North Africa region due to lower demand. This was offset by an estimated 26.0 point increase in margins attributable to the sale of North American conventional sorghum and our non-dormant alfalfa business.

Selling, General and Administrative Expenses

The $0.4 million increase in selling, general and administrative expenses is attributable to a $0.6 million increase in one-time transaction expenses the Company incurred related to the S&W Australia entity voluntary administration process, a $0.1 million increase in accounting and legal fees, and a $0.1 million increase in insurance due to higher premium renewals. This increase was partially offset by a $0.1 million decrease in other operating expenses related to lower bad debt, consulting and licenses and permits expenses, a $0.1 million decrease in office expenses related to lower computer network and rent expenses, and a $0.1 million decrease in compensation and benefits and other personnel expenses.

Research and Development Expenses

The $0.1 million increase in research and development expenses is attributable to a $0.1 million increase caused by a reduction in charges related to the service level agreement with Vision Bioenergy.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.1 million following contributions of intangible assets in the voluntary administration settlement that occurred in November 2024, with these assets being transferred to S&W Australia.

Loss on Disposal of Property, Plant, and Equipment

There was a $0.1 million increase in loss recognized on the disposal of property, plant, and equipment related to the disposal of fixed assets held in the United States.

Interest Expense, Net

Interest expense for the three months ended December 31, 2024 and 2023 primarily consisted of interest incurred on our CIBC working capital facility, Mountain Ridge credit facility, the AgAmerica loan, the MFP Loan, and equipment capital leases. The $0.1 million increase was primarily due to additional charges associated with the credit facility entered into with Mountain Ridge.

Provision for Income Taxes

The income tax expense totaled $0.0 million for the three months ended December 31, 2024 and 2023. Our effective tax rate was 0.0% and (0.1%) during the three months ended December 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended December 31, 2024 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results.

Net Income (Loss) from Discontinued Operations

The $7.3 million change in net loss from discontinued operations for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 is due to the $4.6 million gain on the disposal of S&W Australia recognized on November 22, 2024 and a $2.7 million loss attributable to S&W Australia operations during the three months ended December 31, 2023. Refer to Note 3 - Discontinued Operations in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

The following table presents our results of operations for the periods indicated:

	Six Months Ended December 31,
	2024		2023		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$13,386,374	100.0%	$19,018,655	100.0%	$(5,632,281)	(29.6)%
Cost of revenue (excluding depreciation and amortization shown separately below)	10,167,483	76.0%	12,759,573	67.1%	(2,592,090)	(20.3)%
Gross profit	3,218,891	24.0%	6,259,082	32.9%	(3,040,191)	(48.6)%
Operating expenses:
Selling, general and administrative expenses	8,690,037	64.9%	8,396,468	44.1%	293,569	3.5%
Research and development expenses	1,574,406	11.8%	1,502,483	7.9%	71,923	4.8%
Depreciation and amortization	1,510,804	11.3%	1,625,385	8.5%	(114,581)	(7.0)%
Loss (gain) on disposal of property, plant and equipment	21,484	0.2%	(70,373)	(0.4)%	91,857	(130.5)%
Total operating expenses	11,796,731	88.1%	11,453,963	60.2%	342,768	3.0%
Loss from operations	(8,577,840)	(64.1)%	(5,194,881)	(27.3)%	(3,382,959)	65.1%
Other expense (income):
Foreign currency loss (gain)	8,739	0.1%	(24,557)	(0.1)%	33,296	(135.6)%
Interest expense - amortization of debt discount	713,815	5.3%	704,063	3.7%	9,752	1.4%
Interest expense, net	1,592,114	11.9%	1,510,569	7.9%	81,545	5.4%
Other expenses (income)	21,823	0.2%	(96,896)	(0.5)%	118,719	(122.5)%
Net loss from continuing operations before income taxes	(10,914,331)	(81.5)%	(7,288,060)	(38.3)%	(3,626,271)	49.8%
Provision for (benefit from) income taxes	2,692	0.0%	(10,460)	(0.1)%	13,152	(125.7)%
Net loss from continuing operations before equity in net earnings of affiliates	(10,917,023)	(81.6)%	(7,277,600)	(38.3)%	(3,639,423)	50.0%
Equity in loss of equity method investee, net of tax	1,571,775	11.7%	1,354,012	7.1%	217,763	16.1%
Net loss from continued operations	$(12,488,798)	(93.3)%	$(8,631,612)	(45.4)%	$(3,857,186)	44.7%
Net loss from discontinued operations	(5,401,785)	(40.4)%	(3,819,351)	(20.1)%	(1,582,434)	41.4%
Net loss	$(17,890,583)	(133.6)%	$(12,450,963)	(65.5)%	$(5,439,620)	43.7%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the six months ended December 31, 2024 and the six months ended December 31, 2023. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024. If activity is consistent year-over-year, explanations may not be given.

Revenue

The $5.6 million year-over-year decrease in revenue is due to a $2.6 million decrease in Double Team grain sorghum sales based on the timing of our private label shipping, a $2.4 million decrease in non-dormant alfalfa sales in the Middle East North Africa region driven by the import ban on alfalfa in Saudi Arabia and separation of the Australian entity, a $1.9 million decrease in sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market, a $0.6 million decrease in sorghum sales to South Africa due to limited inventory supply of compatible hybrids, and a $0.6 million decrease in non-dormant alfalfa sales due to lower domestic demand. These decreases were offset by a $1.1 million increase in dormant alfalfa sales due to a strategic bulk sale of conditioned dormant alfalfa, a $0.8 million increase in non-dormant alfalfa sales in Mexico, a $0.3 million increase in forage sorghum sales in the United States due to increased available supply in the current year, and a $0.3 million increase in millet sales in the United States.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

As anticipated with the decrease in revenue, cost of revenue decreased year-over-year. Our gross profit percentage also experienced a decrease to 24.1% from 32.9% compared to the prior year period. The profit decrease was driven by an estimated 10.0 point decrease attributable to fewer sales of our high margin Double Team sorghum, an estimated 5.5 point decrease attributable to the International Segment related to lower selling prices in the Middle East North Africa region due to lower demand, and an estimated 1.5 point decrease attributable to the strategic sale of dormant alfalfa. This was offset by an estimated 8.0 point increase in margins attributable to the sale of North American conventional sorghum and our non-dormant alfalfa business.

Selling, General and Administrative Expenses

The $0.3 million increase in selling, general and administrative expenses is attributable to a $0.6 million increase in one-time transaction expenses the Company incurred related to the S&W Australia entity voluntary administration process, a $0.2 million increase in accounting and legal fees, a $0.2 million increase in insurance due to higher premium renewals, and a $0.1 million increase in board of director fees due to having an additional board member and higher fees. This increase was partially offset by a $0.3 million decrease in other operating expenses related to lower bad debt, consulting and licenses and permits expenses, a $0.2 million decrease in office expenses related to lower computer network and rent expenses, and a $0.1 million decrease in compensation and benefits and other personnel expenses.

Research and Development Expenses

The $0.1 million increase in research and development expenses is attributable to a $0.1 million increase caused by a reduction in charges related to the service level agreement with Vision Bioenergy.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.1 million following contributions of intangible assets in the voluntary administration settlement that occurred in November 2024, with these assets being transferred to S&W Australia.

Loss on Disposal of Property, Plant, and Equipment

There was a $0.1 million increase in loss recognized on the disposal of property, plant, and equipment related to the disposal of fixed assets held in the United States.

Interest Expense, Net

Interest expense for the six months ended December 31, 2024 and 2023 primarily consisted of interest incurred on our CIBC working capital facility, Mountain Ridge credit facility, the AgAmerica loan, the MFP Loan, and equipment capital leases. The $0.1 million increase was primarily due to additional charges associated with the credit facility entered into with Mountain Ridge.

Provision for (Benefit from) Income Taxes

The income tax expense totaled $0.0 million for the six months ended December 31, 2024 and 2023. Our effective tax rate was 0.0% and 0.1% during the six months ended December 31, 2024 and 2023, respectively. Our effective tax rate for the six months ended December 31, 2024 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results.

Net Loss from Discontinued Operations

The $1.6 million change in net loss from discontinued operations is due to the $5.1 million loss on the disposal of S&W Australia recognized on July 24, 2024 and a $0.2 million loss attributable to S&W Australia operations, which captured activity from July 1, 2024 through July 24, 2024 for the six months ended December 31, 2024, offset by a $3.8 million loss attributable to S&W Australia operations for the six months ended December 31, 2023. Refer to Note 3 - Discontinued Operations in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Business Segments

Prior to the voluntary administration of S&W Australia, we had three operating and reportable segments that corresponded with our operating model, management structure, and internal reporting reviewed by our Chief Operating Decision Maker, who is our President and Chief Executive Officer. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating and reportable segments. Our Chief Operating Decision Maker currently allocates resources and assesses performance based on these two segments, which are Americas and International.

Americas: Consists of operations in the United States that results in sales across North and South America. Total revenue for the Americas segment represented 100% and 87% of our total consolidated revenue for the three months ended December 31, 2024 and 2023, respectively, and was largely made up of alfalfa and sorghum sales. Americas revenue decreased by $2.1 million due to fewer shipments of Double Team grain sorghum based on timing of our private label shipping and non-dormant alfalfa due to lower domestic demand. This was partially offset by increased dormant alfalfa sales due to a strategic bulk shipment of conditioned alfalfa and increased sales of of conventional sorghum in the United States due to increased available supply.

For the six months ended December 31, 2024 and 2023, total revenue for the Americas segment represented 69% and 63% of our total consolidated revenue, and was largely made up of alfalfa and sorghum sales. Americas revenue decreased by $2.8 million due to due to fewer shipments of Double Team grain sorghum based on timing of our private label shipping and non-dormant alfalfa due to lower domestic demand as well as decreased sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market. This was partially offset by increased dormant alfalfa sales due to a strategic bulk shipment of conditioned alfalfa and increased sales of of conventional sorghum in the United States due to increased available supply and increased non-dormant alfalfa sales in Mexico.

International: Consists of operations in the United States that results in sales to countries outside of North and South America. Revenue in the International segment is largely alfalfa products in addition to some sorghum and sunflower products. A large concentration of these sales went to the Middle East and North Africa region. Total revenue for the International segment represented 0% and 13% of our total consolidated revenue for the three months ended December 31, 2024 and 2023, respectively, and was largely alfalfa product sales in addition to some sorghum and sunflower product sales during the three months ended December 31, 2023. Total revenue decreased by

$1.1 million due primarily to a decrease in non-dormant alfalfa sales in the Middle East North Africa region driven by the import ban on alfalfa in Saudi Arabia.

For the six months ended December 31, 2024 and 2023, total revenue for the International segment represented 30% and 37% of our total revenue for the three months ended December 31, 2024 and 2023, respectively, and was largely alfalfa product sales in addition to some sorghum and sunflower product sales. Total revenue decreased by $2.9 million for the six months ended December 31, 2024 due to fewer sales to the Middle East North Africa region due to the import ban in Saudi Arabia, amongst other reasons.

As presented in the table below, Other consists of intercompany activity with S&W Australia. This has historically been eliminated; however, as we are not consolidating this subsidiary, the activity is no longer eliminated.

Our total revenue broken out by reportable segment for the three and six months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Americas	$5,072,734	100%	$7,148,131	87%	$9,205,668	69%	$12,002,183	63%
International	994	0%	1,113,177	13%	4,090,001	30%	7,016,472	37%
Other	3,170	0%	—	0%	90,705	1%	—	0%
Total revenue	$5,076,898	100%	$8,261,308	100%	$13,386,374	100%	$19,018,655	100%

Our gross profit (excluding depreciation and amortization) and gross profit percentage broken out by reportable segment for the three and six months ended December 31, 2024 and 2023 were as follows:

	For the three months ended December 31, 2024		For the six months ended December 31, 2024
Segment	Gross Profit (excluding depreciation and amortization)	Gross Profit %	Gross Profit (excluding depreciation and amortization)	Gross Profit %
Americas	$1,914,232	37.7%	$2,642,495	28.7%
International	(23,003)	-2314.2%	774,180	18.9%
Other	(8,707)	-274.7%	(197,784)	-218.1%
Total	$1,882,522	37.1%	$3,218,891	24.0%

	For the three months ended December 31, 2023		For the six months ended December 31, 2023
Segment	Gross Profit (excluding depreciation and amortization)	Gross Profit %	Gross Profit (excluding depreciation and amortization)	Gross Profit %
Americas	$3,356,633	47.0%	$4,309,295	35.9%
International	176,122	15.8%	1,949,787	27.8%
Total	$3,532,755	42.8%	$6,259,082	32.9%

Gross profit was down for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023, largely due to decreased sales during the three and six months ended December 31, 2024. Gross profit percentage was also down in both the Americas and International segment for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023. For the Americas segment, this decrease is primarily attributable to reduced sales of our high margin Double Team sorghum and a strategic sale of dormant alfalfa product, partially offset by an increase attributable to the sale of North America conventional sorghum and our non-dormant alfalfa business. For the International segment, this decrease is driven by lower selling prices in the Middle East North Africa region due to lower demand.

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

As previously discussed, S&W Australia adopted a voluntary plan of administration on July 24, 2024 based on its determination that it was likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary administration process, effective July 24, 2024, we no longer controlled S&W Australia for accounting purposes, resulting in S&W Australia being deconsolidated from our financial statements as of July 24, 2024.

On October 11, 2024, creditors of S&W Australia approved a proposed DOCA, pursuant to which, among other things, our outstanding shares of S&W Australia would be transferred to Avior Asset Management No. 3 Pty Ltd. In order to facilitate the satisfaction of certain conditions to the effectiveness of the DOCA, on November 22, 2024, we entered into (i) a Business Transfer Agreement, (ii) a Transitional Services Deed, and (iii) a Deed of Settlement and Release with S&W Australia. The Company also entered into a Deed of Release of U.S. Corporate Guarantee with NAB and obtained a release of certain applicable liens from CIBC. As a result of these executed agreements, we transferred all of our shares in S&W Australia to Avior Asset Management No. 3 Pty Ltd. on November 22, 2024.

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

Below is a summary of material changes to our sources of capital during fiscal 2025 to date:

Mountain Ridge Loan Agreement

On December 19, 2024, we entered into a Credit and Security Agreement, or the Mountain Ridge Credit Agreement, with ABL OPCO LLC, or Mountain Ridge, as administrative agent, and the lenders party thereto. The Mountain Ridge Credit Agreement provides for a senior secured credit facility of up to $25.0 million, or the Mountain Ridge Credit Facility, which matures on February 20, 2026, provided, however, that if on or prior to December 22, 2025, the maturity date of the term loan agreement entered into on June 20, 2023 between us and AgAmerica Lending LLC, or AgAmerica, is extended to a maturity date on or after March 19, 2028, the maturity date under the Mountain Ridge Credit Agreement will be December 19, 2027, or the Mountain Ridge Maturity Date.

The initial advance under the Mountain Ridge Credit Facility was used to repay in full our obligations to CIBC pursuant to the Amended and Restated Loan and Security Agreement with CIBC, dated March 22, 2023, as amended, or the CIBC Loan Agreement. Future advances under the Mountain Ridge Credit Facility may be used to finance our ongoing working capital requirements and other general corporate purposes. Availability of funds under the Mountain Ridge Credit Facility is subject to a borrowing base equal to the sum of (i) up to 95% of eligible letters of credit, plus (ii) up to 70% of eligible accounts (provided, that the maximum amount of eligible accounts that constitute (y) seasonal domestic accounts (after giving effect to the advance rate) which may be included as part of this component of the borrowing base shall not exceed (1) during the calendar months of October, November, December, and January, $3.0 million, (2) during the calendar month of February, $4.0 million, (C) during the calendar months of March, July, August, and September, $5.0 million, or (3) during the calendar months of April, May, and June, $6.0 million, or (z) eligible insured foreign accounts (after giving effect to the advance rate) which may be included as part of this component of the borrowing base shall not exceed $3.5 million); plus (iii) the lesser of (y) the product of 50% multiplied by the net orderly liquidation value of eligible inventory, and (z) $10.0 million, in each case ((i), (ii) and (iii)), as more fully set forth in the Mountain Ridge Credit Agreement and subject to lender reserves that Mountain Ridge may establish from time to time in its discretion, determined in good faith.

Loan advances under the Mountain Ridge Credit Facility bear interest at a rate per annum based on one-month term SOFR plus an applicable margin of 8.0%. Our obligations under the Mountain Ridge Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to certain exceptions), including intellectual property.

The Mountain Ridge Credit Agreement contains certain customary representations and warranties, events of default, and affirmative and negative covenants, including limitations with respect to debt, liens, fundamental changes, asset sales, restricted payments, investments and transactions with affiliates, all subject to certain exceptions. Amounts due under the Mountain Ridge Credit Agreement may be accelerated upon an event of default, as defined in the Mountain Ridge Credit Agreement, such as failure to pay amounts owed thereunder when due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject in some cases to cure periods. Additionally, upon the occurrence and during the continuance of an event of default, Mountain Ridge may elect to increase the existing interest rate on all of our outstanding obligations by 2.0% per annum.

All amounts outstanding under the Mountain Ridge Credit Agreement, including, but not limited to, accrued and unpaid principal and interest due under the Mountain Ridge Credit Facility, will be due and payable in full on the Mountain Ridge Maturity Date.

CIBC Loan Agreement

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

On October 31, 2024, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fourth Amendment, which amended the Amended CIBC Loan Agreement by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Fourth Amendment, effective as of October 31, 2024, among other things:

•
extended the maturity date from October 31, 2024 to November 30, 2024, and, contingent upon our delivery to CIBC of an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires on December 31, 2024 or after, which was delivered on November 8, 2024; and
•
provided for a fee of $25,000 payable by us to CIBC on the date of the Fourth Amendment.

On November 29, we entered into a Fifth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fifth Amendment, which amended the Amended CIBC Loan Agreement by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The CIBC Amendment, effective as of November 29, 2024, among other things:

•
extended the maturity date from November 30, 2024 to December 13, 2024, on the condition that we deliver to CIBC an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires no earlier than January 13, 2025; and
•
provided for a fee of $40,000 payable by us to CIBC on the date of the CIBC Amendment.

Except as modified by the Third Amendment, Fourth Amendment and Fifth Amendment, all terms and conditions of the Amended CIBC Loan Agreement remained in full force and effect until the loan was paid off on December 19, 2024.

Effective September 16, 2024, and until the loan was paid off on December 19, 2024, the revolving loan outstanding under the Amended CIBC Loan Agreement (as amended by the Third Amendment) exceeded the total revolving loan commitment thereunder, which constituted an event of default under the Amended CIBC Loan Agreement. On September 18, 2024, we received a reservation of rights letter from CIBC asserting the existence of suuch event of default, increasing the interest rate applicable to the loans by 2% per annum (which is the default rate under the Amended CIBC Loan Agreement), and reserving CIBC’s right to immediately exercise any of CIBC’s other rights or remedies under the Amended CIBC Loan Agreement as it deemed appropriate. CIBC did not accelerate the indebtedness under the Amended CIBC Loan Agreement prior to it being paid in full on December 19, 2024.

MFP Loan Agreement

On July 16, 2024, we entered into a Fourth Amendment to Subordinate Loan and Security Agreement with MFP, amending the MFP Loan Agreement to (i) extend the maturity date of the letter of credit to November 30, 2024 and (ii) extend the maturity date of the MFP Loan Agreement to May 31, 2025.

On October 31, 2024, we entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to December 31, 2024.

On November 27, 2024, we entered into a Sixth Amendment to Subordinate Loan and Security Agreement with MFP, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to January 31, 2025 in order to satisfy the Fifth Amendment condition for CIBC as discussed above.

In connection with our entry into the Mountain Ridge Credit Agreement, MFP provided a letter of credit, issued by JPMorgan Chase Bank, N.A. for the account of MFP, with a face amount equal to $13.0 million for the benefit of Mountain Ridge, or the Second MFP Letter of Credit, as collateral to support our obligations under the Mountain Ridge Credit Agreement. In addition, the Second MFP Letter of Credit constitutes an eligible letter of credit under the Mountain Ridge Credit Agreement and, therefore, provides us with borrowing base credit under the Mountain Ridge Credit Facility.

Concurrently with our entry into the Mountain Ridge Credit Agreement, on December 19, 2024, we entered into a Seventh Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Seventh Amendment, further amending the MFP Loan Agreement to reflect the payoff of the CIBC Loan Agreement and cancellation of the amended letter of credit previously issued by JPMorgan Chase Bank, N.A. for the account of MFP, for the benefit of CIBC, as additional collateral to support our obligations under the CIBC Loan Agreement. The MFP Seventh Amendment also extended the maturity date of the MFP Loan Agreement to July 31, 2028 and the letter of credit to January 31, 2028. Except as modified by these amendments, all terms and conditions of the MFP Loan Agreement remain in full force and effect.

AgAmerica Note

No amendments have occurred to the AgAmerica Agreement for the six months ended December 31, 2024 or subsequent to period end. Due to the delayed filing of the Annual Report on Form 10-K for the year ended June 30, 2024, we were not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024.

Summary

The Mountain Ridge Credit Agreement contains various operating and financial covenants. Adverse geopolitical and macroeconomic events and uncertain market conditions have increased the risk of our inability to comply with these covenants, which could result in acceleration of our repayment obligations and foreclosure on our pledged assets.

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

We cannot assure you that we will be successful in renewing or refinancing our existing debt, raising additional capital, securing future waivers and/or amendments from Mountain Ridge or our other lenders, or securing new financing. If we are unsuccessful in doing so, we may need to reduce the scope of our operations, repay amounts owing to our lenders, finance our cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, sell certain assets or divest certain operations.

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

As a result of the ongoing military conflict between Russia and Ukraine, changing U.S. and foreign trade policies, including increased trade restrictions or tariffs, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. While we did not have deposits at Silicon Valley Bank, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, our ability to comply with the terms of our loan agreements can be compromised and could result in an event of default. If an event of default were to occur, our lenders could accelerate our repayment obligations or enforce their other rights under our agreements with them. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended December 31, 2024 and 2023 from our continuing operations:

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities	$5,359,175	$1,874,127
Cash flows from investing activities	(155,747)	(97,815)
Cash flows from financing activities	(4,102,246)	(4,124,294)
Effect of exchange rate changes on cash	5,510	29,246
Net increase (decrease) in cash and cash equivalents	1,106,692	(2,318,736)
Cash and cash equivalents, beginning of period	286,508	3,389,698
Cash and cash equivalents, end of period	$1,393,200	$1,070,962

Operating Activities

For the six months ended December 31, 2024, operating activities provided $5.4 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $7.6 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $13.0 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $6.2 million increase in accounts payable, a $6.0 million decrease in accounts receivable, a $3.7 million increase in deferred revenue from prepayments for our fiscal 2025 United States domestic business, a $1.3 million increase in accrued expenses and other current liabilities, and a $0.8 million decrease in prepaid expenses and other current assets, partially offset by a $4.6 million increase in inventories and a $0.3 million decrease in other non-current assets.

For the six months ended December 31, 2023, operating activities provided $1.9 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $3.3 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $5.2 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $5.0 million increase in deferred revenue, a $3.6 million decrease in accounts receivable, a $2.4 million in accounts payable, and a $1.0 million decrease in prepaid expenses and other current assets, partially offset by a $4.3 million increase in inventories, a $1.2 million decrease in accrued expenses and other current liabilities, a $0.7 million increase in receivable from unconsolidated subsidiary and a $0.7 million increase in payable to unconsolidated subsidiary.

Investing Activities

Investing activities during the six months ended December 31, 2024 used $0.2 million in cash, which resulted from $0.2 million in additions to property, plant and equipment for our United States facilities.

Investing activities during the six months ended December 31, 2023 used $0.1 million in cash, which resulted from $0.2 million in additions to property, plant and equipment for our United States facilities offset by $0.1 million in proceeds from the disposal of property, plant and equipment from our United States facilities.

Financing Activities

Financing activities during the six months ended December 31, 2024, used $4.1 million in cash, consisting of $2.5 million in net borrowings and repayments on the working capital lines of credit, $1.3 million in payments of debt issuance costs and $0.2 million in repayments of long term debt.

Financing activities during the six months ended December 31, 2023, used $4.1 million in cash, consisting of $4.0 million in net borrowings and repayments on the working capital lines of credit and $0.2 million in net proceeds from sale of common stock partially offset by $0.1 million in repayments of long-term debt.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the six months ended December 31, 2024 and we expect this to continue throughout the remainder of fiscal year 2025. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

Other than the bank guarantee below, assessed in the first fiscal quarter of 2025 and released this quarter, there have been no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024.

Bank Guarantee

The Company’s obligations under the Parent Guarantee were not subject to stay in connection with S&W Australia’s voluntary administration and follows the terms of the facilities S&W Australia has with NAB, with the primary borrowing base line expiring on March 31, 2025. As the Company lost control and deconsolidated S&W Australia as a result from the voluntary administration process, the Company must recognize a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. The Company assessed the fair value of the Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value at each reporting date, with any changes in fair value being recorded as a gain or loss in the Company's Condensed Consolidated Statements of Operations. The Company obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee on the Company's Condensed Consolidated Balance Sheets as of September 30, 2024. On November 22, 2024, the Company was released of the liability in connection with the settlement of the voluntary administration and, as such, this liability was removed on the Company's Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and as a result of the material weaknesses described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level.

Notwithstanding such material weaknesses in internal control over financial reporting, our Principal Executive Officer and Principal Financial Officer have concluded that our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles, or GAAP.

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

During the three months ended September 30, 2024, the Company identified an additional material weakness. The Company lacked an effectively designed system of internal control to ensure appropriate recognition and measurement of non-routine transactions under GAAP, or the Second Material Weakness.

Status of Remediation of Material Weakness

To remediate the First Material Weakness, during the three months ended December 31, 2024, we continued our efforts to improve our controls over financial reporting with respect to the analysis of all relevant information required for complete and accurate presentation and disclosure under GAAP. Management has updated its internal control procedures to include, among other things, quarterly monitoring of any changes within the Company and its impact on financial reporting.

As it pertains to the Second Material Weakness, management is implementing certain changes in our internal controls to address the material weakness to include, among other things, quarterly monitoring of non-routine transactions, including detailed reviews with all applicable parties, and its impact on our financial reporting to ensure appropriate recognition and measurement under GAAP to address the material weakness.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weaknesses remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively. Therefore, the First Material Weakness and Second Material Weakness have not been remediated as of December 31, 2024.

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

S&W Australia, our Australia-based wholly owned subsidiary, adopted a voluntary plan of administration on July 24, 2024. The sale of S&W Australia was completed on November 22, 2024. Refer to Note 1 - General in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional details on the resolution of the voluntary plan of administration.

There are no other matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

We are a smaller reporting company, and, as such, we are not required to provide the information under this Item of Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	−	−	−	−
November 1, 2024 to November 30, 2024	−	−	−	−
December 1, 2024 to December 31, 2024	200,000(1)	$0.15	−	−
Total	200,000	$0.15	−	−

(1) On December 19, 2024, the Company entered into a Stock Purchase Agreement with MFP Partners L.P. (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company repurchased 200,000 shares of the Company’s common stock (the “Repurchased Shares”) directly from MFP in a private, non-underwritten transaction. The Repurchased Shares were retired and restored to the status of authorized but unissued shares of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1(1)	Registrant's Articles of Incorporation, as amended.

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

3.3(3)	Registrant's Third Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Form of Common Stock Certificate.

4.3(5)	Form of Warrant issued on February 18, 2022.

4.4(6)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on September 22, 2022.

4.5(7)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on October 28, 2022.

4.6(8)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on December 22, 2022.

4.7(9)	Common Stock Purchase Warrant issued to MFP Partners, L.P. on March 22, 2023.

10.1(10)	Waiver, dated November 1, 2024, by and among S&W Seed Company and AgAmerica.

10.2(11)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and CIBC Bank USA.

10.3(12)	Fifth Amendment to Loan and Security Agreement, dated October 31, 2024, by and among S&W Seed Company and MFP Partners, L.P.

10.4	Credit and Security Agreement, dated December 19, 2024, by and among S&W Seed Company, ABL OPCO LLC, as administrative agent, and the lenders party thereto.

10.5	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated November 9, 2024, by and among S&W Seed Company and CIBC Bank USA.

10.6	Sixth Amendment to Loan and Security Agreement, dated November 7, 2024, by and among S&W Company and MFP Partners, L.P.

10.7	Seventh Amendment to Loan and Security Agreement, dated December 19, 2024, by and among S&W Company and MFP Partners, L.P.

10.8+	S&W Seed Company 2019 Equity Incentive Plan, as amended.

10.9*	Business Transfer Agreement, dated November 22, 2024, by and among S&W Seed Company and S&W Seed Company Australia Pty Ltd.

10.10*	Deed of Settlement and Release, dated November 22, 2024, by and among S&W Seed Company, S&W Seed Company Australia Pty Ltd, and S&W Holding Australia Pty Ltd.

10.11*	Deed of Release of U.S. Corporate Guarantee, dated November 22, 2024, by and among S&W Seed Company and National Australia Bank Limited.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(11)
Incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).
(12)
Incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed on November 1, 2024 (File No. 001-34719).

+ Management compensatory plan or arrangement

* Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

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

S&W SEED COMPANY

Date: February 13, 2025	By:	/s/Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)