Form 10-Q
period 2025-03-31
S&W Seed Co
filed 2025-05-15
CIK 1477246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of common stock of the registrant as of May 12, 2025 was 2,146,806.

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
•
whether we are successful in commercializing our current and future trait technology products, including Double Team and Prussic Acid FreeTM;
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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

S&W SEED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	As of March 31, 2025	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$354,497	$286,508
Accounts receivable, net	11,411,618	14,636,722
Inventories, net	16,853,780	22,628,343
Prepaid expenses and other current assets	2,856,036	3,431,226
Current assets of discontinued operations	—	22,391,691
TOTAL CURRENT ASSETS	31,475,931	63,374,490
Property, plant and equipment, net	5,463,647	6,127,198
Intellectual property, net	10,469,290	20,265,618
Other intangibles, net	2,301,085	3,206,720
Right of use assets - operating leases	1,042,937	1,113,833
Equity method investments	17,440,148	19,694,209
Other assets	1,420,343	1,364,532
Non-current assets of discontinued operations	—	5,578,941
TOTAL ASSETS	$69,613,381	$120,725,541

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,971,330	$3,255,928
Deferred revenue	2,212,530	832,283
Accrued expenses and other current liabilities	2,823,529	3,770,773
Current portion of working capital lines of credit, net	17,116,322	16,174,537
Current portion of long-term debt, net	283,533	315,304
Current liabilities of discontinued operations	—	44,893,499
TOTAL CURRENT LIABILITIES	31,407,244	69,242,324
Long-term debt, net, less current portion	4,537,930	4,721,849
Other non-current liabilities	690,892	800,620
Non-current liabilities of discontinued operations	—	929,623
TOTAL LIABILITIES	36,636,066	75,694,416
MEZZANINE EQUITY
Preferred stock, $0.001 par value; 3,323 shares authorized; 1,695 issued and outstanding at March 31, 2025 and June 30, 2024	6,157,306	5,768,765
TOTAL MEZZANINE EQUITY	6,157,306	5,768,765
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,146,448 issued and 2,145,132 outstanding at March 31, 2025; 2,282,704 issued and 2,281,388 outstanding at June 30, 2024	2,146	43,369
Treasury stock, at cost, 1,316 shares at March 31, 2025 and June 30, 2024	(134,196)	(134,196)
Additional paid-in capital	169,550,408	168,807,072
Accumulated deficit	(142,605,637)	(122,090,479)
Accumulated other comprehensive loss	(34,420)	(7,405,114)
Non-controlling interests	41,708	41,708
TOTAL STOCKHOLDERS' EQUITY	26,820,009	39,262,360
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$69,613,381	$120,725,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$9,552,427	$9,367,984	$22,938,801	$28,386,639
Cost of revenue (excluding depreciation and amortization shown separately below)	5,947,095	7,062,360	16,114,578	19,821,935
Gross profit	3,605,332	2,305,624	6,824,223	8,564,704
Operating expenses:
Selling, general and administrative expenses	2,955,365	3,960,684	11,645,402	12,357,152
Research and development expenses	734,521	767,210	2,308,927	2,269,692
Depreciation and amortization	578,047	815,807	2,088,851	2,441,191
Loss (gain) on disposal of property, plant and equipment	—	—	21,484	(70,373)
Total operating expenses	4,267,933	5,543,701	16,064,664	16,997,662
Loss from operations	(662,601)	(3,238,077)	(9,240,441)	(8,432,958)
Other expense (income):
Foreign currency loss	1,611	25,168	10,350	611
Interest expense - amortization of debt discount	241,375	367,624	955,190	1,071,686
Interest expense, net	657,042	740,347	2,249,157	2,250,914
Other income	(23,629)	(50,476)	(1,806)	(147,370)
Net loss from continuing operations before income taxes	(1,539,000)	(4,320,740)	(12,453,332)	(11,608,799)
Provision for (benefit from) income taxes	3,831	1,720	6,523	(8,740)
Net loss from continuing operations before equity in net earnings of affiliates	(1,542,831)	(4,322,460)	(12,459,855)	(11,600,059)
Equity in loss of equity method investee, net of tax	682,286	487,617	2,254,061	1,841,630
Net loss from continuing operations	(2,225,117)	(4,810,077)	(14,713,916)	(13,441,689)
Net loss from discontinued operations	(10,917)	(667,409)	(5,412,701)	(4,486,760)
Net loss	(2,236,034)	(5,477,486)	(20,126,617)	(17,928,449)
Loss (income) attributable to non-controlling interests	—	23,051	—	(9,431)
Net loss attributable to S&W Seed Company	$(2,236,034)	$(5,500,537)	$(20,126,617)	$(17,919,018)

Calculation of net loss per share:
Net loss attributable to S&W Seed Company	$(2,236,034)	$(5,500,537)	$(20,126,617)	$(17,919,018)
Dividends accrued for participating securities and accretion	(129,176)	(123,359)	(388,541)	(367,835)
Net loss attributable to common shareholders	$(2,365,210)	$(5,623,896)	$(20,515,158)	$(18,286,853)

Net loss per share from continuing operations, basic and diluted	$(1.04)	$(2.11)	$(6.57)	$(5.92)
Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.29)	$(2.42)	$(1.98)
Net loss attributable to S&W Seed Company per common share, basic and diluted	$(1.04)	$(2.41)	$(8.98)	$(7.89)
Net loss attributable to common shareholders per common share, basic and diluted	$(1.10)	$(2.47)	$(9.16)	$(8.05)
Weighted average number of common shares outstanding, basic and diluted	2,144,517	2,279,736	2,240,381	2,270,416

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(2,236,034)	$(5,477,486)	$(20,126,617)	$(17,928,449)
Foreign currency translation adjustment, net of income taxes	5,538	(578,482)	(203)	(422,847)
Deconsolidation of subsidiary impact on currency translation adjustment, net of income taxes	—	—	7,370,897	—
Comprehensive loss	(2,230,496)	(6,055,968)	(12,755,923)	(18,351,296)
Comprehensive loss attributable to non-controlling interests	—	23,051	—	(9,431)
Comprehensive loss attributable to S&W Seed Company	$(2,230,496)	$(6,079,019)	$(12,755,923)	$(18,341,865)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, December 31, 2023	1,695	$5,518,624	2,279,845	$43,317	(1,316)	$(134,196)	$168,270,300	$(104,595,765)	$34,638	$(6,832,156)	$56,786,138
Stock-based compensation	—	—	—	—	—	—	284,083	—	—	—	284,083
Series B detachable warrant	—	25,837	—	—	—	—	—	(25,837)	—	—	(25,837)
Accrued dividends on Series B convertible preferred stock	—	97,522	—	—	—	—	—	(97,522)	—	—	(97,522)
Net issuance to settle RSUs	—	—	1,207	23	—	—	(2,644)	—	—	—	(2,621)
Liquidation of subsidiary	—	—	—	—	—	—	(10,798)	330,091	—	—	319,293
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(578,482)	(578,482)
Net (loss) income	—	—	—	—	—	—	—	(5,500,537)	23,051	—	(5,477,486)
Balance, March 31, 2024	1,695	$5,641,983	2,281,052	$43,340	(1,316)	$(134,196)	$168,540,941	$(109,889,570)	$57,689	$(7,410,638)	$51,207,566

Balance, December 31, 2024	1,695	$6,028,130	2,140,519	$2,139	(1,316)	$(134,196)	$169,334,593	$(140,240,427)	$41,708	$(39,958)	$28,963,859
Stock-based compensation	—	—	—	—	—	—	221,440	—	—	—	221,440
Series B detachable warrant	—	25,837	—	—	—	—	—	(25,837)	—	—	(25,837)
Accrued dividends on Series B convertible preferred stock	—	103,339	—	—	—	—	—	(103,339)	—	—	(103,339)
Net issuance to settle RSUs	—	—	5,929	7	—	—	(5,625)	—	—	—	(5,618)
Other comprehensive income	—	—	—	—	—	—	—	—	—	5,538	5,538
Net loss	—	—	—	—	—	—	—	(2,236,034)	—	—	(2,236,034)
Balance, March 31, 2025	1,695	$6,157,306	2,146,448	$2,146	(1,316)	$(134,196)	$169,550,408	$(142,605,637)	$41,708	$(34,420)	$26,820,009

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Non- controlling	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Loss	Equity
Balance, June 30, 2023	1,695	$5,274,148	2,263,369	$43,004	(1,316)	$(134,196)	$167,768,104	$(91,932,808)	$67,120	$(6,987,791)	$68,823,433
Stock-based compensation	—	—	—	—	—	—	979,230	—	—	—	979,230
Series B detachable warrant	—	77,513	—	—	—	—	—	(77,513)	—	—	(77,513)
Accrued dividends on Series B convertible preferred stock	—	290,322	—	—	—	—	—	(290,322)	—	—	(290,322)
Net issuance to settle RSUs	—	—	17,683	336	—	—	(29,783)	—	—	—	(29,447)
Cash paid related to stock issuance costs	—	—	—	—	—	—	(165,812)	—	—	—	(165,812)
Liquidation of subsidiary	—	—	—	—	—	—	(10,798)	330,091	—	—	319,293
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(422,847)	(422,847)
Net loss	—	—	—	—	—	—	—	(17,919,018)	(9,431)	—	(17,928,449)
Balance, March 31, 2024	1,695	$5,641,983	2,281,052	$43,340	(1,316)	$(134,196)	$168,540,941	$(109,889,570)	$57,689	$(7,410,638)	$51,207,566

Balance, June 30, 2024	1,695	$5,768,765	2,282,704	$43,369	(1,316)	$(134,196)	$168,807,072	$(122,090,479)	$41,708	$(7,405,114)	39,262,360
Stock-based compensation	—	—	—	—	—	—	741,450	—	—	—	741,450
Cash paid to purchase common stock	—	—	(200,000)	(200)	—	—	(29,800)	—	—	—	(30,000)
Series B detachable warrant	—	77,513	—	—	—	—	—	(77,513)	—	—	(77,513)
Accrued dividends on Series B convertible preferred stock	—	311,028	—	—	—	—	—	(311,028)	—	—	(311,028)
Reverse stock split adjustment	—	—	—	(41,115)	—	—	41,115	—	—	—	—
Net issuance to settle RSUs	—	—	63,745	92	—	—	(9,429)	—	—	—	(9,337)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	7,370,897	7,370,897
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(203)	(203)
Net loss	—	—	—	—	—	—	—	(20,126,617)	—	—	(20,126,617)
Balance, March 31, 2025	1,695	$6,157,306	2,146,448	$2,146	(1,316)	$(134,196)	$169,550,408	$(142,605,637)	$41,708	$(34,420)	$26,820,009

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

S&W SEED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,126,617)	$(17,928,449)
Net loss from discontinued operations	(5,412,701)	(4,486,760)
Net loss from continuing operations	(14,713,916)	(13,441,689)
Adjustments to reconcile net loss from operating activities to net cash used in operating activities:
Stock-based compensation	741,450	953,140
Provision for credit losses	237,500	589,855
Inventory write-down	291,452	1,220,904
Depreciation and amortization	2,088,851	2,441,191
Loss (gain) on disposal of property, plant and equipment	21,484	(70,373)
Equity in loss of equity method investees, net of tax	2,254,061	1,841,630
Foreign currency transactions	10,350	1,331
Amortization of debt discount	955,190	1,071,686
Accretion of note receivable	—	(153,110)
Changes in:
Accounts receivable	2,987,093	5,737,336
Receivable from unconsolidated subsidiary	(358,790)	(1,868,133)
Inventories	(468,683)	19,735
Prepaid expenses and other current assets	1,158,886	1,346,391
Other non-current assets	(258,909)	(3,266)
Accounts payable	5,731,350	(3,039,829)
Payable to unconsolidated subsidiary	187,430	(2,436,777)
Deferred revenue	1,380,247	2,037,398
Accrued expenses and other current liabilities	(1,165,447)	(215,116)
Other non-current liabilities	7,353	(124)
Net cash provided by (used in) operating activities from continuing operations	1,086,952	(3,967,820)
Net cash used in operating activities from discontinuing operations	(1,434,917)	(1,614,002)
Net cash used in operating activities	(347,965)	(5,581,822)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business interest	—	6,000,000
Additions to property, plant and equipment	(207,942)	(288,999)
Proceeds from disposal of property, plant and equipment	39,300	136,588
Net cash (used in) provided by investing activities from continuing operations	(168,642)	5,847,589
Net cash provided by (used in) investing activities from discontinuing operations	25,079	(50,242)
Net cash (used in) provided by investing activities	(143,563)	5,797,347
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of lines of credit, net	837,128	(4,855,733)
Borrowings of long-term debt	—	78,215
Repayments of long-term debt	(300,178)	(30,851)
Payments of debt issuance costs	(1,354,265)	(166,156)
Cash paid to purchase common stock	(30,000)	—
Net proceeds from sale of common stock	—	(165,812)
Taxes paid related to net share settlements of stock-based compensation awards	(9,337)	(29,447)
Net cash used in financing activities from continuing operations	(856,652)	(5,169,784)
Net cash provided by financing activities from discontinued operations	1,409,838	1,726,779
Net cash provided by (used in) financing activities	553,186	(3,443,005)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,331	(304)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	67,989	(3,227,784)
CASH AND CASH EQUIVALENTS, beginning of the period	286,508	3,398,793
CASH AND CASH EQUIVALENTS, end of period	$354,497	$171,009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,293,126	$3,107,100
Income taxes	25	22,225

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

Business Transfer Agreement

Under the Business Transfer Agreement, the Company transferred certain intellectual property rights related to alfalfa and white clover seeds necessary for S&W Australia’s continued operations, or the IP Rights, with a carrying value of $9.7 million, along with certain related inventory valued at approximately $6.0 million, to S&W Australia. Pursuant to the agreement, S&W Australia granted the Company a non-exclusive, non-transferable, royalty-bearing license to the IP Rights for the sale of products in the United States, Mexico, Canada, Central America, and South America for a term of five years. S&W Australia is entitled to receive a royalty in the mid-single digits from the Company on gross revenue generated from the licensed IP Rights.

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

Strategic Review

On January 13, 2025, the Company announced that its board of directors, or Board, commenced a process to explore and evaluate various strategic alternatives that may be available to S&W in an effort to enhance shareholder value. The Company is considering a broad range of potential opportunities, including, among others, a sale of the Company, a merger with another strategic partner, a recapitalization or continued execution of the Company's attractive long-term business plan. There are no assurances the review process will result in the Company pursuing any transaction or any other strategic outcome, nor is there a timetable for completion of this process.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, cash flows and mezzanine equity and stockholders’ equity for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission, or SEC, on November 1, 2024.

The Company has reportable segments that correspond with its operating model, management structure, and internal reporting reviewed by its Chief Operating Decision Maker, Mark Herrmann, the Company's President and Chief Executive Officer. The Company's Chief Operating Decision Maker allocates resources and assesses performance based on these segments. Effective with the loss of control of S&W Australia on July 24, 2024, this was reduced to two operating segments, each its own reportable segment, Americas and International. The Company previously had one additional operating and reportable segment, AUSDOM, which related to the Australian domestic business and was included in discontinued operations for the nine months ended March 31, 2025 and is presented as such for all periods in this report. Refer to Note 10 - Business Segments for additional information regarding the Company's reportable segments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company is not profitable and has recorded negative cash flows from operating activities for the last several years. For the nine months ended March 31, 2025, the Company reported a net loss from continuing operations of $14.7 million and a net loss from discontinued operations of $5.4 million, which included a $5.2 million loss from the disposal of S&W Australia. The Company has an accumulated deficit of $142.6 million as of March 31, 2025. As of March 31, 2025, the Company had cash on hand of $0.4 million and positive working capital of $0.1 million. The Company had $1.6 million of unused availability from its working capital facility with ABL OPCO LLC, or Mountain Ridge, as of March 31, 2025. This facility, or the Mountain Ridge Credit Agreement, has a current maturity date of February 20, 2026.

The Mountain Ridge Credit Agreement contains various financial covenants. Adverse geopolitical and macroeconomic events and other factors affecting the Company’s results of operations may increase the risk of the Company’s inability to comply with these covenants, which could result in acceleration of its repayment obligations and foreclosure on its pledged assets. As of March 31, 2025, the Company was in compliance with all covenants in the Mountain Ridge Credit Agreement. In April 2025, there were events of default, but the Company received a waiver for these defaults (refer to Note 15 - Subsequent Events for additional information). While the Company has obtained waivers for certain defaults and covenants of our credit facilities in the past, there can be no assurance it will be successful in meeting our covenants, avoiding future defaults, or securing future waivers and/or amendments from our lenders. If the Company is unsuccessful in doing so, it may need to reduce the scope of its operations, repay amounts owing to its lenders, finance its cash needs through a combination of equity and debt financings, enter into collaborations, strategic alliances and licensing arrangements, delay payments to its growers, sell certain assets or divest certain operations. These operating and liquidity factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Cost of Revenue

The Company records purchasing and receiving costs, inspection costs and warehousing costs in Cost of revenue. When the Company is required to pay for outward freight and/or the costs incurred to deliver products to its customers, the costs are included in Cost of revenue.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. Cash balances located outside of the United States may not be insured and totaled $0.0 million on March 31, 2025 and June 30, 2024. Cash balances residing in the United States exceeding the Federal Deposit Insurance Corporation limit of $250,000 totaled $0.1 million and $0.0 million on March 31, 2025 and June 30, 2024, respectively.

Accounts Receivable

The Company provides an allowance for credit losses equal to the estimated uncollectible amounts. Prior to July 1, 2023, that estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Effective July 1, 2023, in determining the Company's reserve for credit losses, receivables are assigned an expected loss based on historical information adjusted for forward-looking economic factors. The allowance for credit losses was $0.4 million and $0.5 million on March 31, 2025 and June 30, 2024, respectively.

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

Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified. Inventory quality is a function of germination percentage. Our experience has shown that our alfalfa seed quality tends to be stable under proper storage conditions; therefore, we do not view inventory obsolescence for alfalfa seed as a material concern. Hybrid crops (sorghum) seed quality may be affected by warehouse storage pests such as insects and rodents. The Company maintains a strict pest control program to mitigate risk and maximize hybrid seed quality.

Components of inventory are as follows:

	As of March 31, 2025	As of June 30, 2024
Raw materials and supplies	$1,110,091	$1,324,087
Work in progress	4,882,761	2,305,572
Finished goods	10,860,928	18,998,684
Inventories, net	$16,853,780	$22,628,343

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

In April 2025, the Company transferred 341 Vision Bioenergy membership units to Equilon Enterprises LLC (dba Shell Oil Products, or Shell) due to Shell covering the Company's portion of a capital call. Refer to Note 15 - Subsequent Events for additional information.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s effective tax rate for the three and nine months ended March 31, 2025 and 2024 has been affected by the valuation allowance on the Company’s deferred tax assets.

Net Loss Per Common Share Data

The Company computes earnings per share using the two-class method. The two-class method requires an earnings allocation formula that determines earnings per share for common shareholders and participating security holders according to dividends declared and participating rights in undistributed earnings. The Company's Series B Preferred Stock and related warrant, or Series B Warrant (see Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC), are participating securities because holders of such shares have non-forfeitable dividend rights and participate in any undistributed earnings with common stock. Under the two-class method, total dividends provided to the holders of participating securities and undistributed earnings allocated to participating securities, are subtracted from net loss attributable to the Company in determining net loss attributable to common shareholders in the two-class earnings per share, or EPS, calculation. Accretion to the redemption value for the Series B Preferred Stock is also treated as a deemed dividend and subtracted from net loss attributable to shareholders. There were no undistributed earnings to allocate to the participating securities in the three and nine months ended March 31, 2025 and 2024.

The calculation of net loss per common share is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(2,225,117)	$(4,810,077)	$(14,713,916)	$(13,441,689)
Net loss from discontinued operations	(10,917)	(667,409)	(5,412,701)	(4,486,760)
Net loss	(2,236,034)	(5,477,486)	(20,126,617)	(17,928,449)
Loss attributable to non-controlling interests	—	23,051	—	(9,431)
Net loss attributable to S&W Seed Company	(2,236,034)	(5,500,537)	(20,126,617)	(17,919,018)
Dividends accrued for participating securities	(103,339)	(97,522)	(311,028)	(290,322)
Accretion of Series B Preferred Stock redemption value	(25,837)	(25,837)	(77,513)	(77,513)
Numerator for net loss per common share - basic and diluted	$(2,365,210)	$(5,623,896)	$(20,515,158)	$(18,286,853)
Denominator:
Denominator for basic and diluted net loss per share - weighted average shares	2,144,517	2,279,736	2,240,381	2,270,416
Net loss per common share - basic and diluted	$(1.10)	$(2.47)	$(9.16)	$(8.05)

Anti-dilutive shares, which have been excluded from the computation of diluted loss per share, included 558,806 employee stock options, 72,063 restricted stock units, 89,211 shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to purchase 138,602 shares of common stock related to the MFP Loan Agreement (as defined below), and 29,440 warrants issued with the Company's Series B Convertible Preferred Stock. The terms and conditions of these securities are more fully described in Note 13 - Equity-Based Compensation and Note 14 - Series B Redeemable Convertible Preferred Stock of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC. For the three and nine months ended March 31, 2025 and 2024, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because net losses were recognized.

Concentrations

No one customer accounted for more than 10% of the Company's revenue for the three months ended March 31, 2025 and 2024. Additionally, no one customer accounted for more than 10% of the Company's revenue for the nine months ended March 31, 2025 and 2024.

One customer accounted for 13% of the Company's accounts receivable as of March 31, 2025 and one customer accounted for 17% and another customer accounted for an additional 16% of the Company’s accounts receivable as of June 30, 2024.

Sales to international markets represented 9% and 16% of revenue during the three months ended March 31, 2025 and 2024, respectively. Sales to international markets represented 29% and 43% of revenue during the nine months ended March 31, 2025 and 2024, respectively.

The net book value of fixed assets located outside the United States was 0% of total fixed assets on March 31, 2025 and June 30, 2024, respectively, from continuing operations.

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

As the Company lost control and deconsolidated S&W Australia as a result from the voluntary administration process, the Company recognized a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. The Company assessed the fair value of the

Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value at each reporting date, with any changes in fair value being recorded as a gain or loss in the Company's Condensed Consolidated Statements of Operations. The Company obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee on the Company's Condensed Consolidated Balance Sheets as of July 24, 2024 and September 30, 2024. The Company determined the fair value of the Parent Guarantee based on a scenario analysis, which included a discount rate ranging between 25.4% and 35.4% as of July 24, 2024 and 25.5% and 35.5% as of September 30, 2024, and a weighted average recovery rate of 57.8% as of July 24, 2024 and September 30, 2024. As the Company was released of the Parent Guarantee on November 22, 2024, it removed this liability from its Condensed Consolidated Balance Sheets.

In conjunction with the Vision Bioenergy partnership transaction, the Company received a one-time option, or Purchase Option, exercisable at any time on or before the fifth anniversary of the closing of the partnership transaction, to repurchase a 6% membership interest from Shell. The option repurchase prices range between approximately $7.1 and $12.0 million, depending on the date on which such purchase is completed. The Purchase Option was valued at $0.7 million using a lattice option valuation model. The valuation model incorporated significant, unobservable inputs including a discounted cash flow model based on management projections of future Vision Bioenergy results and an estimate of the current per share value of Vision Bioenergy shares. In the model, the estimate of the current per share value was discounted to account for lack of control and marketability, which were considered to be part of the unit of account given the restrictions of the limited liability company agreement that governs the ownership rights of the members. Other unobservable inputs included the risk-free rates and the estimated future stock volatility based on the historical stock price volatilities of other market participants. A full fair value analysis will be performed at each fiscal year-end or when there is an indication that there may be an impairment to the valuation. Management will estimate and adjust the balance for interim periods. A full fair value analysis will be performed whenever there is a potential indicator of impairment to the valuation. No indicators have been identified for the three months ended March 31, 2025 to suggest any material change in the fair value of the purchase option.

Quantitative information about Level 3 fair value measurement is as follows:

	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range
Purchase Option	$695,000	Option Model	Risk-free rate	3.8% - 4.9%
			Stock price volatility	60% - 65%
			Lack of control premium	13%
			Lack of marketability premium	30%

Assets and liabilities that are recognized and measured at fair value on a recurring basis are categorized as follows as of March 31, 2025 and June 30, 2024:

	Fair Value Measurements as of March 31, 2025:
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

S&W Australia's entry into voluntary administration constituted a reconsideration event, requiring the Company to reassess S&W Australia's status as a Variable Interest Entity, or VIE. The Company deconsolidated the entity because it no longer has the power to direct the activities that most significantly impact the S&W Australia's economic performance. As the Company lost control of but retained its ownership shares in S&W Australia effective July 24, 2024, it met the criteria to be classified as a VIE under ASC 810, Consolidation, with the investment not having any value. The Company was providing limited services and support to S&W Australia as they went through the voluntary administration process, which did not result in a material amount, being less than $0.1 million for the nine months ended March 31, 2025. When the sale of S&W Australia occurred on November 22, 2024, the only services the Company provided to S&W Australia are what is stipulated in the executed Transitional Services Deed.

Consistent with ASC 205-20, Discontinued Operations, because the sale of the subsidiary was completed on November 22, 2024, the Company will continue presenting the discontinued operations for comparative periods. The consideration exchanged, as agreed to per the November 22, 2024 agreements specified in Note 2 - Summary of Significant Accounting Policies, included the release of all the Company's net liabilities and obligations owed to S&W Australia totaling $15.3 million and the release of the $5.0 million bank guarantee initially recorded as a liability during the three months ended September 30, 2024, partially offset by the Company transferring intangibles assets with a carrying value of $9.7 million, inventory with a carrying value of $6.0 million to S&W Australia on November 22, 2024, and recognizing a liability for $0.1 million related to services provided per the Transitional Services Deed, or TSA Liability. The $5.0 million bank guarantee was recorded as a liability on July 24, 2024, contributing towards the loss recognized during the three months ended September 30, 2024, and following guidance in ASC 460, Guarantees, the Company reversed this when it was fully released from liability under the bank guarantee in connection with the executed agreement on November 22, 2024. This resulted in a gain from the disposal of the subsidiary as follows:

Consideration
Net payables retired	$15,337,620
Bank guarantee released	5,000,000
Intangible assets transferred	(9,680,861)
Inventory transferred	(5,951,796)
TSA Liability	(123,166)
Gain on disposal of subsidiary	$4,581,797

Accordingly, the operating results of the discontinued operations for the three and nine months ended March 31, 2025 and 2024 are presented in the Condensed Consolidated Statements of Operations within Net loss from discontinued operations. For the nine months ended March 31, 2025, this includes S&W Australia activity from July 1, 2024 through July 24, 2024, the date the Company no longer controlled and deconsolidated S&W Australia. A reconciliation to Net loss from discontinued operations for the three and nine months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$—	$8,956,651	$842,545	$17,235,271
Cost of revenue (excluding depreciation and amortization shown separately below)	—	6,232,975	572,862	12,470,238
Gross profit	—	2,723,676	269,683	4,765,033
Operating expenses
Selling, general and administrative expenses	—	1,675,604	276,096	4,958,638
Research and development expenses	—	169,158	50,713	747,835
Depreciation and amortization	—	260,424	47,660	780,081
Loss (gain) on disposal of property, plant and equipment	—	11,065	25,696	(20,252)
Total operating expenses	—	2,116,251	400,165	6,466,302
Income (loss) from operations	—	607,425	(130,482)	(1,701,269)
Other (income) expense
Loss on disposal of subsidiary	10,917	—	5,246,456	—
Foreign currency loss (gain)	—	521,913	(120,878)	1,162,956
Interest expense - amortization of debt discount	—	98,406	6,799	295,934
Interest expense, net	—	656,217	149,842	1,889,409
Net loss from discontinued operations before income taxes	(10,917)	(669,111)	(5,412,701)	(5,049,568)
Benefit from income taxes from discontinued operations	—	(100,536)	—	(845,854)
Net loss from discontinued operations before equity in net earnings of affiliates	(10,917)	(568,575)	(5,412,701)	(4,203,714)
Equity in loss of equity method investee, net of tax, from discontinued operations	—	98,834	—	283,046
Net loss from discontinued operations	$(10,917)	$(667,409)	$(5,412,701)	$(4,486,760)

The following table presents assets and liabilities of discontinued operations as of June 30, 2024:

ASSETS	As of June 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$7,506
Accounts receivable, net	6,228,502
Inventories, net	15,478,760
Prepaid expenses and other current assets	676,923
CURRENT ASSETS OF DISCONTINUED OPERATIONS	22,391,691
NON-CURRENT ASSETS
Property, plant and equipment, net	3,540,075
Intangibles, net	576,669
Right of use assets - operating leases	1,134,985
Other assets	327,212
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	5,578,941
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$27,970,632
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,235,898
Deferred revenue	40,456
Accrued expenses and other current liabilities	3,123,721
Current portion of working capital lines of credit, net	27,549,620
Current portion of long-term debt, net	3,943,804
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	44,893,499
Long-term debt, net, less current portion	151,387
Other non-current liabilities	778,236
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	929,623
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$45,823,122

The Company recorded a loss on the disposal of S&W Australia of $9.8 million on July 24, 2024, which is included within Net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2025. In accordance with ASC 810, Consolidation, the recorded loss was measured as the excess liabilities over assets in S&W Australia's ledger as of July 24, 2024, less all currency translation adjustments related to S&W Australia, as all unrealized gains and losses must be realized upon deconsolidation. The Company also recognized the fair value of the Parent Guarantee as of September 30, 2024 as a liability, with the offset going to Loss on disposal of subsidiary. Below is a reconciliation of the loss on disposal of S&W Australia as of July 24, 2024:

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

NOTE 4 - LEASES

The Company leases office and laboratory space, research plots and equipment used in connection with its operations under various operating and finance leases. The components of lease assets and liabilities as of March 31, 2025 and June 30, 2024 are as follows:

Leases	Balance Sheet Classification:	As of March 31, 2025	As of June 30, 2024
Assets:
Right of use assets - finance leases		$924,704	$1,086,667
Accumulated amortization - finance leases		(540,409)	(499,275)
Right of use assets - finance leases, net	Other assets	384,295	587,392
Right of use assets - operating leases	Right of use assets - operating leases	1,042,937	1,113,833
Total lease assets		$1,427,232	$1,701,225
Liabilities:
Current lease liabilities - finance leases	Current portion of long-term debt, net	$312,007	$314,980
Current lease liabilities - operating leases	Accrued expenses and other current liabilities	434,617	380,492
Long-term portion of lease liabilities - finance leases	Long-term debt, net, less current portion	104,863	303,395
Long-term portion of lease liabilities - operating leases	Other non-current liabilities	690,892	800,620
Total lease liabilities		$1,542,379	$1,799,487

The components of lease cost are as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
Lease cost:	Income Statement Classification:	2025	2024	2025	2024
Operating lease cost	Cost of revenue	$60,766	$60,766	$182,299	$215,994
Operating lease cost	Selling, general and administrative expenses	25,993	36,542	85,013	109,627
Operating lease cost	Research and development expenses	34,144	26,585	76,763	100,854
Finance lease cost	Depreciation and amortization	82,361	88,817	247,449	246,603
Finance lease cost	Interest expense, net	11,556	18,151	41,309	48,328
Total lease costs		$214,820	$230,861	$632,833	$721,406

Maturities of lease liabilities as of March 31, 2025, are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$146,039	$88,036
2026	476,628	303,920
2027	337,622	54,943
2028	255,599	—
2029	56,967	—
Total lease payments	1,272,855	446,899
Less: Interest	(147,346)	(30,029)
Present value of lease liabilities	$1,125,509	$416,870

The following are the weighted average assumptions used for lease term and discount rate and supplemental cash flow information related to leases as of March 31, 2025:

As of March 31, 2025
Operating lease remaining lease term	2.8 years
Operating lease discount rate	7.41%
Finance lease remaining lease term	1.2 years
Finance lease discount rate	9.43%
Cash paid for operating leases	$342,044
Cash paid for finance leases	$297,547

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

Double Team sorghum seed sales were $3.3 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. Double Team sorghum seed sales were $5.1 million and $7.9 million for the nine months ended March 31, 2025 and 2024, respectively.

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

The Company had $0.1 million and $0.2 million in unbilled receivables as of March 31, 2025 and June 30, 2024, respectively, which related to its service level agreement with Vision Bioenergy, as the Company bills Vision Bioenergy on a quarterly basis.

Losses on accounts receivable and unbilled receivables are recognized using a forward-looking approach. The Company considers current and expected future economic conditions as well as the performance of borrowers to determine the allowance for credit losses. During the three months ended March 31, 2025 and 2024, the Company recognized bad debt expense of $0.0 million and $0.1 million, respectively, associated with impaired accounts receivable. During the nine months ended March 31, 2025 and 2024, the Company recognized a provision for credit losses of $0.2 million and $0.6 million, respectively, associated with impaired accounts receivable.

Deferred revenue represents payments received from customers in advance of completion of the Company's performance obligation. During the nine months ended March 31, 2025 and 2024, the Company recognized $0.5 million and $0.4 million of revenue, respectively, that was included in the deferred balance as of June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue by type of contract and by destination country. The following table shows revenue from external sources by type of contract:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Seed sales:
Sorghum	$7,732,892	$7,844,083	$12,136,359	$17,088,393
Alfalfa	1,498,215	1,276,018	9,940,271	10,662,750
Other	180,564	54,905	429,810	59,070
Services	140,756	192,978	432,361	576,426
Total revenue	$9,552,427	$9,367,984	$22,938,801	$28,386,639

The following tables show revenue and percentage of revenue from external sources by destination country:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
United States	$8,660,317	91%	$7,877,056	84%	$16,395,669	71%	$16,136,306	57%
Libya	—	0%	—	0%	1,295,550	6%	1,755,000	6%
Mexico	95,000	1%	272,790	3%	1,147,781	5%	3,740,502	13%
Sudan	—	0%	—	0%	807,530	4%	1,267,933	4%
South Africa	—	0%	(27,932)	0%	534,120	3%	1,167,621	4%
Egypt	—	0%	—	0%	496,360	2%	348,000	1%
Argentina	160,200	2%	152,180	2%	310,969	1%	187,580	1%
Uganda	—	0%	—	0%	299,640	1%	329,935	1%
Morocco	—	0%	—	0%	287,994	1%	—	0%
Japan	245,504	2%	156,845	2%	245,670	1%	157,104	1%
Saudi Arabia	—	0%	—	0%	—	0%	1,997,553	7%
Other	391,406	4%	937,045	9%	1,117,518	5%	1,299,105	5%
Total revenue	$9,552,427	100%	$9,367,984	100%	$22,938,801	100%	$28,386,639	100%

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Balance at June 30, 2024			Nine Months Ended March 31, 2025		Balance at March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Disposal	Amortization	Gross Carrying Amount	Accumulated Amortization	Net
Intellectual property	$33,325,737	$(13,060,119)	$20,265,618	$(9,068,039)	$(728,289)	$13,491,466	$(3,022,176)	$10,469,290
Trade name	1,831,928	(1,178,972)	652,956	(612,822)	(34,923)	232,329	(227,118)	5,211
Customer relationships	1,596,653	(1,019,623)	577,030	—	(67,805)	1,596,653	(1,087,428)	509,225
GI customer list	121,786	(93,131)	28,655	—	(5,373)	121,786	(98,504)	23,282
Supply agreement	1,512,667	(888,692)	623,975	—	(56,725)	1,512,667	(945,417)	567,250
Grower relationships	2,343,977	(1,223,208)	1,120,769	—	(77,154)	2,343,977	(1,300,362)	1,043,615
Internal use software	677,776	(474,441)	203,335	—	(50,833)	677,776	(525,274)	152,502
	$41,410,524	$(17,938,186)	$23,472,338	$(9,680,861)	$(1,021,102)	$19,976,654	$(7,206,279)	$12,770,375

As outlined further in Note 3 - Discontinued Operations, the sale of S&W Australia on November 22, 2024 resulted in the Company transferring intangible assets with a carrying value of $9.7 million to S&W Australia as consideration provided in this transaction. Of this amount, $9.1 million related to intellectual property and $0.6 million related to trade names.

Amortization expense totaled $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense totaled $1.0 million and $1.4 million for the nine months ended March 31, 2025 and 2024, respectively.

Estimated aggregate remaining amortization is as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$229,337	$900,605	$849,721	$795,496	$785,319	$9,209,897

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	As of March 31, 2025	As of June 30, 2024
Land and improvements	$586,849	$586,849
Buildings and improvements	2,365,835	2,371,565
Machinery and equipment	8,784,859	8,621,280
Vehicles	642,929	648,836
Leasehold improvements	473,307	552,810
Construction in progress	—	28,453
Total property, plant and equipment	12,853,779	12,809,793
Less: accumulated depreciation	(7,390,132)	(6,682,595)
Property, plant and equipment, net	$5,463,647	$6,127,198

Depreciation expense totaled $0.3 million for the three months ended March 31, 2025 and 2024. Depreciation expense totaled $0.8 million for the nine months ended March 31, 2025 and 2024.

NOte 8 - investments

Shell Partnership

The terms and conditions of the Contribution and Membership Interest Purchase Agreement, or Purchase Agreement, with Shell relating to the February 6, 2023 partnership for the development and production of sustainable biofuel feedstocks through Vision Bioenergy are presented in Note 7 - Investments to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No new activity occurred during the nine months ended March 31, 2025. Activity in the period consisted of the recording of the Company's 34% share of Vision Bioenergy's loss for the period, which is recorded to Equity in loss of equity method investees, net of tax in the Condensed Consolidated Statements of Operations.

The summarized unaudited balance sheet presented below reflects the financial information of Vision Bioenergy as of March 31, 2025 and June 30, 2024:

	As of March 31, 2025 (Unaudited)	As of June 30, 2024 (Unaudited)
Cash	$4,087,504	$6,327,459
Other current assets	7,547,526	3,138,627
Fixed assets	17,404,708	17,866,091
Intangible assets	17,687,354	19,624,187
Goodwill	11,564,157	11,564,157
Other assets	121,349	235,613
TOTAL ASSETS	$58,412,598	$58,756,134
Current liabilities	$3,903,146	$1,485,283
Long-term liabilities	41,262	133,070
Equity	54,468,190	57,137,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,412,598	$58,756,134

The summarized unaudited income statement presented below reflects the financial information of Vision Bioenergy for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Revenue	$256,425	$254,808	$524,545	$1,440,643
Gross profit (loss)	167,897	(21,718)	(386,708)	(1,680)
Loss from operations	(2,093,852)	(2,181,599)	(6,752,578)	(6,409,108)
Net loss	(2,056,378)	(2,112,219)	(6,629,591)	(6,224,371)

The following summarizes the carrying amount of the Company's equity method investments reflected in the Condensed Consolidated Balance Sheets:

	As of March 31, 2025		As of June 30, 2024
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Vision Bioenergy	$17,440,148	34%	$19,694,209	34%
Total equity method investments	$17,440,148		$19,694,209

For the nine months ended March 31, 2025, the following activity occurred in the Company's equity method investments:

Vision Bioenergy
Carrying amount at June 30, 2024	$19,694,209
Equity in loss of equity method investment	(2,254,061)
Carrying amount at March 31, 2025	$17,440,148

NOTE 9 - DEBT

Total debt outstanding is presented on the Company's Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2025	As of June 30, 2024
Current portion of working capital lines of credit
Mountain Ridge	$17,116,322	$—
CIBC	—	16,279,194
Debt issuance costs	—	(104,657)
Total working capital lines of credit, net	$17,116,322	$16,174,537
Current portion of long-term debt
Finance leases	$312,007	$314,980
Vehicle loans - Ford Credit	78,054	106,852
Debt issuance costs	(106,528)	(106,528)
Total current portion, net	$283,533	$315,304
Long-term debt, less current portion
Finance leases	$104,863	$303,395
Vehicle loans - Ford Credit	156,707	222,063
Secured real estate note - AgAmerica	4,300,000	4,300,000
Debt issuance costs	(23,640)	(103,609)
Total long-term portion, net	$4,537,930	$4,721,849
Total debt, net	$4,821,463	$5,037,153

Mountain Ridge Credit Agreement

On December 19, 2024, the Company entered into a Credit and Security Agreement, or the Mountain Ridge Credit Agreement, with Mountain Ridge, as administrative agent, and the lenders party thereto. The Mountain Ridge Credit Agreement provides for a senior secured credit facility of up to $25.0 million, or the Mountain Ridge Credit Facility, which matures on February 20, 2026, provided, however, that if on or prior to December 22, 2025, the maturity date of the term loan agreement entered into on June 20, 2023 between the Company and AgAmerica Lending LLC, or AgAmerica, is extended to a maturity date on or after March 19, 2028, the maturity date under the Mountain Ridge Credit Agreement will be December 19, 2027, or the Mountain Ridge Maturity Date.

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

Loan advances under the Mountain Ridge Credit Facility bear interest at a rate per annum based on one-month term SOFR plus an applicable margin of 8.0%. The interest rate under the Mountain Ridge Credit Facility as of March 31, 2025 was 12.32%. The Company’s obligations under the Mountain Ridge Credit Agreement are secured by a first priority security interest in substantially all of the Company’s assets (subject to certain exceptions), including intellectual property.

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

As of March 31, 2025, the Company was in compliance with all financial covenants contained in the Mountain Ridge Credit Agreement. As of March 31, 2025, there was approximately $1.6 million of unused availability on the Mountain Ridge Credit Facility, which had an available borrowing base of $18.8 million.

The Company had $1.1 million in debt issuance costs associated with the Mountain Ridge facility, which was capitalized as an asset within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2025, $0.3 million has been amortized with the remaining balance to be amortized over the remaining life of the facility.

On May 9, 2025, the Company entered into an amendment to the Mountain Ridge Credit Agreement. Refer to Note 15 - Subsequent Events for additional information.

CIBC Loan Agreement

On December 26, 2019, the Company entered into the CIBC Loan Agreement with CIBC, which originally provided for a $35.0 million credit facility, or the CIBC Credit Facility. As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the CIBC Loan Agreement was subsequently amended on several occasions, including on March 22, 2023, when the Company entered into the Amended CIBC Loan Agreement. During the nine months ended March 31, 2025, the Amended CIBC Loan Agreement was amended as follows:

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
o
extended the maturity date from October 31, 2024 to November 30, 2024, contingent upon the Company's delivery to CIBC of an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires no earlier than December 31, 2024, which was delivered on November 8, 2024; and
o
provided for a fee of $25,000 payable by the Company to CIBC on the date of the Fourth Amendment.
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

AgAmerica Note

As described in Note 8 - Debt to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, the Company entered into a term loan agreement, or the AgAmerica Loan Agreement, with AgAmerica on June 20, 2023 pursuant to which AgAmerica issued a term loan of $4.3 million to the Company and, as security therefor, the Company granted to AgAmerica a mortgage on approximately 31 acres of land located in Lubbock and Moore Counties, Texas, and certain personal property thereon. No changes to this agreement have occurred during the nine months ended March 31, 2025. Per the agreement, interest will accrue at a rate per annum equal to 4.85% plus the Term SOFR Rate, defined as the forward-looking term rate based on the secured overnight financing rate, or SOFR, computed based on the actual number of days elapsed divided by a 360-day year. The annual interest rate as of March 31, 2025 was 9.26%. Interest payments are due quarterly in arrears, commencing on June 20, 2023, and on the last day of each quarter thereafter, unless otherwise accelerated in accordance with the terms of the AgAmerica Loan Agreement.

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

On October 31, 2024, the Company entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, or the MFP Fifth Amendment, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to March 31, 2025.

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

As of March 31, 2025, no amounts were outstanding. The MFP Loan Agreement, as amended, includes customary affirmative and negative covenants and events of default and is secured by substantially all of the Company’s assets and is subordinated to the Mountain Ridge Credit Agreement. Upon the occurrence and during the continuance of an event of default, MFP may declare all outstanding obligations under the MFP Loan Agreement immediately due and payable and take such other actions as set forth in the MFP Loan Agreement.

Maturities of Long-Term Debt

The annual maturities of long-term debt, excluding finance lease liabilities, are as follows:

Fiscal Year	Amount
Remainder of 2025	$23,774
2026	4,395,096
2027	95,096
2028	20,795
Total	$4,534,761

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

International: Consists of operations in the United States that results in sales to countries outside of North and South America. Revenue in the International segment is largely alfalfa products in addition to some sorghum products. A large concentration of these sales went to the Middle East and North Africa region.

As presented in the table below, Other consists of intercompany activity with S&W Australia. This has historically been eliminated; however, with the deconsolidation of this subsidiary, the activity is no longer eliminated on a prospective basis as of July 24, 2024.

Below is a summary of business activity by segment, including the significant segment expenses, that is reviewed by the Company's Chief Operating Decision Maker for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Americas	$8,822,813	$8,404,205	$18,028,481	$20,406,388
International	729,614	963,779	4,819,615	7,980,251
Other	—	—	90,705	—
Revenue	9,552,427	9,367,984	22,938,801	28,386,639

Gross profit (excluding depreciation and amortization)
Americas	3,473,174	2,464,517	6,115,670	6,773,708
International	132,158	(158,893)	906,337	1,790,996
Other	—	—	(197,784)	—
Gross profit (excluding depreciation and amortization)	$3,605,332	$2,305,624	$6,824,223	$8,564,704

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

MFP Warrants

On September 22, 2022, the Company entered into a Subordinate Loan and Security Agreement, or the MFP Loan Agreement, with MFP, pursuant to which any draw CIBC may make on the MFP Letter of Credit will be deemed to be a term loan advance made by MFP to the Company (see Note 9 - Debt). Pursuant to the terms and conditions of the MFP Loan Agreement and subsequent amendments on October 28, 2022, December 22, 2022 and March 22, 2023, warrants to purchase a total of 138,602 shares of the Company’s common stock were issued to MFP in fiscal 2023. All warrants will expire five years from the date of issuance and have exercise prices ranging from $30.40 - $40.85 per share. The stated purchase prices of all of the MFP Warrants are subject to adjustment in connection with any stock dividends and splits, distributions with respect to common stock and certain fundamental transactions as described in the MFP Warrant. The MFP Warrants were valued using the Black-Scholes-Merton model as of the respective issue dates and recorded as financial commitment assets within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The MFP Warrants financial commitment assets were amortized on a straight-line basis over the period from their initial issue dates through the end of the related MFP Letter of Credit commitment periods, which was initially September 30, 2024 until subsequently extended. As such, these were fully amortized as of September 30, 2024. During the nine months ended March 31, 2025 and 2024, $0.2 million and $0.6 million, respectively, was amortized as interest expense.

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

Pursuant to the Stock Purchase Agreement, the Company granted MFP the right to designate one (1) individual, who shall be a representative of MFP reasonably acceptable to the Company, to attend all meetings (whether in person, telephonic or otherwise) of the Board in a non-voting, observer capacity, subject to certain exceptions. MFP has not designated a representative as of March 31, 2025.

NOTE 12 - EQUITY-BASED COMPENSATION

Stock Options

The Company utilizes a Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company's common stock to estimate the fair value of employee options grants. Weighted-average assumptions used in the Black-Scholes-Merton model are set forth below for the periods indicated:

	As of March 31,
	2025	2024
Risk free rate	4.1% - 4.3%	4.2% - 4.8%
Dividend yield	—	—
Volatility	80.7%-81.5%	70.3%-70.6%
Forfeiture rate	9.5%	10.2%

During the nine months ended March 31, 2025, the Company granted options to purchase 310,192 shares of its common stock to certain of its directors, members of the executive management team, other employees, and non-employee service providers at exercise prices ranging from $2.30 - $7.75 per share. These options vest in quarterly periods over three years and expire ten years from the date of grant.

A summary of stock option activity for the nine months ended March 31, 2025 is presented below:

	Number of Options	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	279,709	$20.65	6.8	$—
Granted	310,192	2.91	—	—
Exercised	—	—	—	—
Canceled/forfeited/expired	(31,095)	26.17	—	—
Outstanding at March 31, 2025	558,806	$19.77	8.0	1,285,923
Options vested and exercisable at March 31, 2025	252,347	$39.35	6.1	$107,132
Options vested and expected to vest at March 31, 2025	557,337	$19.81	8.0	$1,283,181

On March 31, 2025, the Company had $0.6 million of unrecognized stock compensation expense, net of estimated forfeitures, related to the options under the S&W Seed Company 2019 Equity Incentive Plan, or 2019 Plan, which will be recognized over the weighted average remaining service period of 2.4 years. The Company settles employee stock option exercises with newly issued shares of common stock.

Restricted Stock Units

During the nine months ended March 31, 2025 and 2024, the Company issued 74,386 and 62,931 restricted stock units, respectively, to its directors, certain members of the executive management team, other employees, and non-employee service providers. The restricted stock units have varying vesting periods ranging from immediate vesting to quarterly or annual installments over one to three years. The fair value of the awards granted during the nine months ended March 31, 2025 and 2024 totaled $0.5 million and $0.7 million, respectively, and was based on the closing stock price on the date of grants.

A summary of activity related to non-vested restricted stock units is presented below:

	Number of Nonvested Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (Years)
Nonvested restricted units outstanding at June 30, 2024	64,602	$11.40	1.2
Granted	74,386	11.35	1.0
Vested	(65,137)	10.14	—
Forfeited	(1,790)	-	—
Nonvested restricted units outstanding at March 31, 2025	72,061	$6.85	1.0

On March 31, 2025, the Company had $0.4 million of unrecognized stock compensation expense related to the restricted stock units, which will be recognized over the weighted average remaining service period of 1.0 years.

Stock-based Compensation Expense

Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the three months ended March 31, 2025 and 2024 totaled $0.2 million and $0.3 million, respectively. Stock-based compensation expense recorded for grants of stock options, restricted stock grants and restricted stock units for the nine months ended March 31, 2025 and 2024 totaled $0.7 million and $1.0 million, respectively.

On March 31, 2025, there were 205,994 shares available under the 2019 Plan for future grants and awards.

NOTE 13 – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The terms and conditions of the Company’s Series B Redeemable Convertible Preferred Stock and accompanying warrant are presented in Note 14 - Series B Redeemable Convertible Preferred Stock to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. No issuances or conversions of Series B Redeemable Convertible Preferred Stock occurred during the nine months ended March 31, 2025. Activity in the period consisted of accrual of dividends and accretion of the discount on the warrants.

The following summarizes changes to the Series B Convertible Preferred Stock:

Balance at June 30, 2024	$5,768,765
Dividends accrued	311,028
Accretion of discount for warrants	77,513
Balance at March 31, 2025	$6,157,306

NOTE 14 - NON-CASH ACTIVITIES FOR STATEMENTS OF CASH FLOWS

The below table represents supplemental information to the Company’s condensed consolidated statements of cash flows for non-cash activities during the nine months ended March 31, 2025 and 2024, respectively, for continuing operations, unless otherwise specified:

	Nine Months Ended March 31,
	2025	2024
Non-cash investing activities:
ROU assets financed by lease liabilities and lease modifications and reassessments	$255,808	$1,081,430
Considerations with Avior for transfer of interest in S&W Australia (discontinued operations):
Settlement of net payables due to S&W Australia	15,336,849	—
Contribution of intangible assets	(9,680,861)	—
Contribution of inventory	(5,940,878)	—
Non-cash financing activities:
Dividends accrued for participating securities	311,028	290,322
Accretion of discount for Series B preferred stock warrants	77,513	77,513

NOTE 15 - SUBSEQUENT EVENTS

Vision Bioenergy Capital Call

On September 17, 2024, Vision Bioenergy issued a capital call notice in the amount of $6.0 million to the Company and Shell. Based on the Company's and Shell's membership interest in Vision Bioenergy of 34.0% and 66.0%, respectively, the Company was required to pay $2.0 million and Shell was required to pay $4.0 million on or before January 3, 2025. Vision Bioenergy received payment from Shell in December 2024. On January 30, 2025, the Company, Vision Bioenergy and Shell entered into an agreement that allowed the Company until April 15, 2025 to pay its portion of the capital call. The agreement also provided that, in the event the Company did not pay its share by April 15, 2025, Shell had the immediate option to fund the Company's portion. If Shell elected to cover the Company's portion of the capital call, the Company was required to promptly transfer to Shell 341 membership units in Vision Bioenergy, representing a 3.4% membership interest. The Company did not fund its portion of the capital call by April 15, 2025 and Shell elected to fund the Company's $2.0 million portion of the capital call. In turn, the Company transferred 341 Vision Bioenergy membership units to Shell. Effective April 23, 2025, the Company's membership interest was reduced to 30.6% while Shell's membership interest increased to 69.4%.

Mountain Ridge Amendment

On May 9, 2025, the Company entered into Amendment No. 1 and Waiver to the Mountain Ridge Credit Agreement, or the Mountain Ridge Amendment, which amended the Mountain Ridge Credit Agreement by and among the Company, as borrower, and Mountain Ridge, as administrative agent and sole lead arranger. The Mountain Ridge Amendment, among other things:

•
waived existing events of default, which included:
o
the Company's failure to immediately prepay the obligations in an aggregate amount equal to the amount by which the outstanding balance exceeded the available borrowing base reflected in the certification delivered by the Company to Mountain Ridge on April 9, 2025; and
o
the Company's failure to cause S&W Holdings Australia Pty Ltd, an Australian private limited company, to be dissolved by April 18, 2025. S&W Holdings Australia Pty Ltd must now be dissolved by July 31, 2025. Failure by the Company to do so will constitute an event of default; and
•
revised the covenant calculation definition of "EBITDA", with effectiveness retroactive to December 31, 2024, to add two new add-backs (clauses (7) and (8) of the definition of "EBITDA") as follows:
o
"EBITDA" means, for any fiscal period, net income (or loss) for that period adjusted to exclude each of the following for that period (all calculated on a consolidated basis for the Loan Parties): (1) interest expense, (2) non-cash amortization of debt discount, (3) taxes, (4) depreciation and amortization, (5) non-cash stock based compensation, (6) non-cash foreign currency loss, (7) non-cash gains or losses on sales of fixed assets or discontinued or disposed of operations, including the discontinuation or disposition of a subsidiary or line of business, in each case to the extent such sale or disposition is permitted hereunder, and (8) non-cash gains or losses attributable to the Company's equity investment in Vision Bioenergy to the extent such investment is accounted for by the equity method of accounting (provided, that to the extent any non-cash item added back to EBITDA in any period pursuant to any of the foregoing clauses results in a cash payment in such period or a subsequent period, such cash payment shall result in a reduction of EBITDA in the period when such payment is made).

Except as modified by the Mountain Ridge Amendment, all terms and conditions of the Mountain Ridge Credit Agreement remain in full force and effect.

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

Strategic Review

We have maintained our strategic path for operations and future growth in sorghum while continuing to execute and refine our key centers of value for our alfalfa business. With grower adoption of our Double Team sorghum solution accelerating since its fiscal 2022 launch and the continued technological development of our traited forage and grain sorghum products in fiscal 2025, including the introduction of two new traits - the second generation of Double Team and Prussic Acid Free - we believe we are in a unique position to be the leading technology provider of this important global crop.

We have continued to align our cost structure to support our key centers of value in order to drive the business towards profitability. We have reduced obsolescence costs through improved life cycle management and SKU optimization efforts with the reduction of low margin forage lines and seed treatment offerings. We continue to recognize improvement in our seed cost position as additional operational efficiency plans are implemented and guided by best-in-class cost standards.

In fiscal 2025, we are launching a new business model for many of our private label customers focused on licensing our product for them to sell. There are multiple components, including a production agreement, germplasm agreement and trait agreement, where applicable. The production agreement will provide customers with their requested, high quality seed, while the germplasm and trait agreements will only allow us to collect revenue based on when the customer sells their product, which is treated as a royalty. We believe that by switching to this strategy, we will not only be more aligned with our competitors, but also provide our customers with more flexibility and control over their costs.

On January 13, 2025, we announced that our board of directors, or Board, commenced a process to explore and evaluate various strategic alternatives that may be available to us in an effort to enhance shareholder value. We expect to consider a broad range of potential opportunities, including, among others, a sale of the Company, a merger with another strategic partner, a recapitalization or continued execution of our attractive long-term business plan. There are no assurances the review process will result in us pursuing any transaction or any other strategic outcome, nor is there a timetable for completion of this process.

Voluntary Administration Process Involving S&W Australia

On July 24, 2024, our wholly-owned subsidiary S&W Seed Company Australia Pty Ltd., or S&W Australia, adopted a voluntary plan of administration based on its determination that S&W Australia was likely to become “insolvent” within the meaning of section 436A(1) of Australia’s Corporations Act 2001. As a result of the voluntary administration process, effective July 24, 2024, we no longer controlled S&W Australia for accounting purposes, resulting in S&W Australia being deconsolidated from our financial statements as of July 24, 2024.

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

Business Transfer Agreement

Under the Business Transfer Agreement, we transferred certain intellectual property rights related to alfalfa and white clover seeds necessary for S&W Australia’s continued operations, or the IP Rights, with a carrying value of $9.7 million, along with certain related inventory valued at approximately $6.0 million, to S&W Australia. Pursuant to the agreement, S&W Australia granted us a non-exclusive, non-transferable, royalty-bearing license to the IP Rights for the sale of products in the United States, Mexico, Canada, Central America, and South America for a term of five years. S&W Australia is entitled to receive a royalty in the mid-single digits from us on gross revenue generated from the licensed IP Rights.

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

Reverse Stock Split

At a special meeting of stockholders held on September 26, 2024, our stockholders approved a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of our Board and on October 4, 2024 the Board unanimously approved a reverse stock split of all issued and outstanding shares of our common stock, at a ratio of 1-for-19, or the Reverse Stock Split. The Reverse Stock Split was implemented at 5:00 p.m. Eastern Time on October 17, 2024.

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

Our revenue will fluctuate depending on the timing of orders from our customers and distributors and the extent to which markets are impacted by sources of instability and volatility in global markets and industries. In fiscal 2024, we were impacted, among other things, by the military conflict between Russia and Ukraine, changing U.S. and foreign trade policies, including trade restrictions or tariffs, supply chain issues and global inflation. Because some of our large customers and distributors order in bulk only one or two times per year, our product revenue can fluctuate significantly from period to period. In addition, due to the numerous logistical challenges we have experienced in our shipping and distribution networks resulting from current geopolitical and macroeconomic events, our product revenue has fluctuated, and our ability to recognize revenues within a particular fiscal period has been impacted. We expect our product revenue will fluctuate from period to period as a result of current geopolitical and macroeconomic conditions.

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

Provision for (Benefit from) Income Taxes

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025		2024		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$9,552,427	100.0%	$9,367,984	100.0%	$184,443	2.0%
Cost of revenue (excluding depreciation and amortization)	5,947,095	62.3%	7,062,360	75.4%	(1,115,265)	(15.8)%
Gross profit	3,605,332	37.7%	2,305,624	24.6%	1,299,708	56.4%
Operating expenses
Selling, general and administrative expenses	2,955,365	30.9%	3,960,684	42.3%	(1,005,319)	(25.4)%
Research and development expenses	734,521	7.7%	767,210	8.2%	(32,689)	(4.3)%
Depreciation and amortization	578,047	6.1%	815,807	8.7%	(237,760)	(29.1)%
Total operating expenses	4,267,933	44.7%	5,543,701	59.2%	(1,275,768)	(23.0)%
Loss from operations	(662,601)	(6.9)%	(3,238,077)	(34.6)%	2,575,476	(79.5)%
Other (income) expense
Foreign currency loss (gain)	1,611	0.0%	25,168	0.3%	(23,557)	(93.6)%
Interest expense - amortization of debt discount	241,375	2.5%	367,624	3.9%	(126,249)	(34.3)%
Interest expense, net	657,042	6.9%	740,347	7.9%	(83,305)	(11.3)%
Other income	(23,629)	(0.2)%	(50,476)	(0.5)%	26,847	(53.2)%
Net loss from continuing operations before income taxes	(1,539,000)	(16.1)%	(4,320,740)	(46.1)%	2,781,740	(64.4)%
Provision for income taxes	3,831	0.0%	1,720	0.0%	2,111	122.7%
Net loss from continuing operations before equity in net earnings of affiliates	(1,542,831)	(16.2)%	(4,322,460)	(46.1)%	2,779,629	(64.3)%
Equity in loss of equity method investee, net of tax	682,286	7.1%	487,617	5.2%	194,669	39.9%
Net loss from continued operations	$(2,225,117)	(23.3)%	$(4,810,077)	(51.3)%	$2,584,960	(53.7)%
Net loss from discontinued operations	(10,917)	(0.1)%	(667,409)	(7.1)%	656,492	(98.4)%
Net loss	$(2,236,034)	(23.4)%	$(5,477,486)	(58.5)%	$3,241,452	(59.2)%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the three months ended March 31, 2025 and the three months ended March 31, 2024. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024. If activity is consistent year-over-year, explanations may not be given.

Revenue

The $0.2 million quarter-over-quarter increase in revenue is due to a $0.6 million increase in non-dormant alfalfa sales in Mexico, a $0.4 million increase in conventional grain sorghum sales in the United States, and a $0.2 million increase from newly introduced Prussic Acid Free sorghum sales. These increases were partially offset by a $0.5 million decrease in sorghum sales into Asia due to the separation from the Australian entity and market focus going forward, a $0.3 million decrease in sorghum sales in Mexico due to credit restrictions, and a $0.2 million decrease in dormant alfalfa sales in the United States.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenue decreased quarter-over-quarter. Our gross profit percentage increased to 37.7% from 24.6% compared to the prior year period. The gross profit increase of 13.1 points was primarily attributable to a 7.0 point improvement from the decrease in sorghum inventory write-downs, a 3.0 point improvement attributable to our international margins due to shift from non-dormant alfalfa mix to sorghum, a 3.0 percent increase attributable to margins from North America alfalfa sales, and a slight increase in margin attributable to the shift from conventional sorghum to higher margin Prussic Acid Free sorghum.

Selling, General and Administrative Expenses

The $1.0 million decrease in selling, general and administrative expenses is attributable to a $0.7 million decrease in compensation and benefits and other personnel expenses, a $0.3 million decrease in legal and accounting fees, a $0.1 million decrease in stock based compensation, a $0.1 million decrease in advertising and marketing expenses, and a $0.1 million decrease in other operating expenses related to lower bad debt. This decrease was partially offset by a $0.2 million increase in one-time transaction expenses and a $0.1 million increase in insurance due to higher premium renewals.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.2 million following contributions of intangible assets in the voluntary administration settlement that occurred in November 2024, with these assets being transferred to S&W Australia.

Interest Expense - Amortization of Debt Discount

The slight decrease in debt amortization expense is due to changes in the amortization of costs associated with the Mountain Ridge and CIBC credit facilities.

Interest Expense, Net

Interest expense for the three months ended March 31, 2025 and 2024 primarily consisted of interest incurred on our working capital facilities, the AgAmerica loan, the MFP Loan, and equipment capital leases. The $0.1 million decrease was primarily due to fewer charges associated with the working capital facilities.

Provision for Income Taxes

The income tax expense totaled $0.0 million for the three months ended March 31, 2025 and 2024. Our effective tax rate was (0.3%) and 0.0% during the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $0.7 million and $0.5 million for the three months ending March 31, 2025 and 2024, respectively, was related to our proportionate share of loss from our 34% interest in Vision Bioenergy.

Net Loss from Discontinued Operations

The $0.7 million change in net loss from discontinued operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is attributable to S&W Australia operations during the three months ended March 31, 2024. Refer to Note 3 - Discontinued Operations in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

The following table presents our results of operations for the periods indicated:

	Nine Months Ended March 31,
	2025		2024		Change
	$	% of Revenue(1)	$	% of Revenue(1)	$	% Change
Revenue	$22,938,801	100.0%	$28,386,639	100.0%	$(5,447,838)	(19.2)%
Cost of revenue (excluding depreciation and amortization shown separately below)	16,114,578	70.3%	19,821,935	69.8%	(3,707,357)	(18.7)%
Gross profit	6,824,223	29.7%	8,564,704	30.2%	(1,740,481)	(20.3)%
Operating expenses:
Selling, general and administrative expenses	11,645,402	50.8%	12,357,152	43.5%	(711,750)	(5.8)%
Research and development expenses	2,308,927	10.1%	2,269,692	8.0%	39,235	1.7%
Depreciation and amortization	2,088,851	9.1%	2,441,191	8.6%	(352,340)	(14.4)%
Loss (gain) on disposal of property, plant and equipment	21,484	0.1%	(70,373)	(0.2)%	91,857	(130.5)%
Total operating expenses	16,064,664	70.0%	16,997,662	59.9%	(932,997)	(5.5)%
Loss from operations	(9,240,441)	(40.3)%	(8,432,958)	(29.7)%	(807,483)	9.6%
Other expense (income):
Foreign currency loss	10,350	0.0%	611	0.0%	9,739	1594.6%
Interest expense - amortization of debt discount	955,190	4.2%	1,071,686	3.8%	(116,496)	(10.9)%
Interest expense, net	2,249,157	9.8%	2,250,914	7.9%	(1,757)	(0.1)%
Other income	(1,806)	(0.0)%	(147,370)	(0.5)%	145,564	(98.8)%
Net loss from continuing operations before income taxes	(12,453,332)	(54.3)%	(11,608,799)	(40.9)%	(844,533)	7.3%
Provision for (benefit from) income taxes	6,523	0.0%	(8,740)	(0.0)%	15,263	(174.6)%
Net loss from continuing operations before equity in net earnings of affiliates	(12,459,855)	(54.3)%	(11,600,059)	(40.9)%	(859,796)	7.4%
Equity in loss of equity method investee, net of tax	2,254,061	9.8%	1,841,630	6.5%	412,431	22.4%
Net loss from continued operations	$(14,713,916)	(64.1)%	$(13,441,688)	(47.4)%	$(1,272,227)	9.5%
Net loss from discontinued operations	(5,412,701)	(23.6)%	(4,486,760)	(15.8)%	(925,941)	20.6%
Net loss	$(20,126,617)	(87.7)%	$(17,928,448)	(63.2)%	$(2,198,169)	12.3%

(1) Amount in column may not foot due to rounding

The discussion and analysis presented below is concerned with material changes in our results of operations between the nine months ended March 31, 2025 and the nine months ended March 31, 2024. All comparisons presented are with respect to the prior year period, unless stated otherwise. This discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on November 1, 2024. If activity is consistent year-over-year, explanations may not be given.

Revenue

The $5.4 million year-over-year decrease in revenue is due to a $2.4 million decrease in non-dormant alfalfa sales in the Middle East North Africa region driven by the import ban on alfalfa in Saudi Arabia and separation of the Australian entity, a $2.3 million decrease in Double Team grain sorghum sales based on the timing of our private label shipping, a $2.2 million decrease in sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market, a $0.6 million decrease in sorghum sales to South Africa due to limited inventory supply of compatible hybrids, and a $0.4 million decrease in sorghum sales in Asia due to the separation from the Australian entity and market focus going forward. These decreases were partially offset by a $0.9 million increase in dormant alfalfa sales due to a strategic bulk sale of conditioned dormant alfalfa, a $0.9 million increase in non-dormant alfalfa sales in North America, a $0.4 million increase in conventional grain sorghum sales in the United States and a $0.2 million increase from newly introduced Prussic Acid Free sorghum sales.

Cost of Revenue (Excluding Depreciation and Amortization) and Gross Profit

As anticipated with the decrease in revenue, cost of revenue decreased year-over-year. Our gross profit percentage also experienced a slight decrease to 29.7% from 30.2% compared to the prior year period. The gross profit decrease was attributable to a 3.8 point decrease in our international business, partially offset by a 2.6 point increase in conventional sorghum margins due to lower inventory write-offs, a 0.6 point increase attributable to the shift from conventional sorghum to Prussic Acid Free sorghum, and a 0.2 point increase in alfalfa margins in North America.

Selling, General and Administrative Expenses

The $0.7 million decrease in selling, general and administrative expenses is attributable to a $0.9 million decrease in compensation and benefits and other personnel expenses, a $0.4 million in other operating expenses related to lower bad debt, a $0.2 million decrease in stock based compensation, a $0.2 million decrease in office expenses related to lower software licenses, computer network, and rent expenses, and a $0.2 million decrease in advertising and marketing expenses. This was partially offset by a $0.8 million increase in one-time transaction expenses the Company incurred related to the S&W Australia entity voluntary administration process, a $0.2 million increase in insurance due to higher premium renewals, a $0.1 million increase in board of director fees, and a $0.1 million increase due to a reduction in expenses associated with the service level agreement with Vision Bioenergy.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.4 million following contributions of intangible assets in the voluntary administration settlement that occurred in November 2024, with these assets being transferred to S&W Australia.

Loss on Disposal of Property, Plant, and Equipment

There was a $0.1 million increase in loss recognized on the disposal of property, plant, and equipment related to the disposal of fixed assets held in the United States.

Interest Expense - Amortization of Debt Discount

The slight decrease in debt amortization expense is due to changes in the amortization of costs associated with the Mountain Ridge and CIBC credit facilities.

Provision for (Benefit from) Income Taxes

The income tax expense totaled $0.0 million for the nine months ended March 31, 2025 and 2024. Our effective tax rate was (0.1%) and 0.1% during the nine months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the nine months ended March 31, 2025 was due primarily to the valuation allowance recorded against substantially all of our deferred tax assets. Due to the valuation allowance, we do not record the income tax expense or benefit related to substantially all of our current year operation results.

Equity in Loss of Equity Method Investees, Net of Tax

The loss on equity investments of $2.3 million and $1.8 million for the nine months ending March 31, 2025 and 2024, respectively, was related to our proportionate share of loss from our 34% interest in Vision Bioenergy.

Net Loss from Discontinued Operations

The $0.9 million change in net loss from discontinued operations is due to the $5.2 million loss on the disposal of S&W Australia recognized on July 24, 2024 and a $0.2 million loss attributable to S&W Australia operations, which captured activity from July 1, 2024 through July 24, 2024 for the nine months ended March 31, 2025, offset by a $4.5 million loss attributable to S&W Australia operations for the nine months ended March 31, 2024. Refer to Note 3 - Discontinued Operations in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

Americas: Consists of operations in the United States that results in sales across North and South America. Total revenue for the Americas segment represented 92% and 90% of our total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively, and was largely made up of sorghum and alfalfa sales. Americas revenue increased by $0.4 million due to a $0.4 million increase in conventional grain sorghum sales in the United States and a $0.2 million increase in sales of our new Prussic Acid Free sorghum, partially offset by a $0.2 million decrease in dormant alfalfa sales in the United States.

For the nine months ended March 31, 2025 and 2024, total revenue for the Americas segment represented 79% and 72% of our total consolidated revenue, and was largely made up of alfalfa and sorghum sales. Americas revenue decreased by $2.4 million due to fewer shipments of Double Team grain sorghum based on timing of our private label shipping and non-dormant alfalfa due to lower domestic demand as well as decreased sorghum sales in Mexico related to tightening of credit policies and carryover seed from the prior year in the market. This was partially offset by increased dormant alfalfa sales due to a strategic bulk shipment of conditioned alfalfa, increased sales of conventional sorghum in the United States due to increased available supply, increased non-dormant alfalfa sales in Mexico, and increased sales of our higher margin Prussic Acid Free sorghum recently introduced.

International: Consists of operations in the United States that results in sales to countries outside of North and South America. Revenue in the International segment is largely alfalfa products in addition to some sorghum products. A large concentration of these sales went to the Middle East and North Africa region. Total revenue for the International segment represented 8% and 10% of our total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Total revenue decreased by $0.2 million due primarily to a decrease in non-dormant alfalfa sales in the Middle East North Africa region driven by the import ban on alfalfa in Saudi Arabia.

For the nine months ended March 31, 2025 and 2024, total revenue for the International segment represented 21% and 28% of our total revenue for the three months ended March 31, 2025 and 2024, respectively, and was largely alfalfa product sales in addition to some sorghum and sunflower product sales. Total revenue decreased by $3.2 million for the nine months ended March 31, 2025 due to fewer sales to the Middle East North Africa region due to the import ban in Saudi Arabia, amongst other reasons.

As presented in the table below, Other consists of intercompany activity with S&W Australia. This has historically been eliminated; however, as we are not consolidating this subsidiary, the activity is no longer eliminated.

Our total revenue broken out by reportable segment for the three and nine months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Americas	$8,822,813	92%	$8,404,205	90%	$18,028,481	79%	$20,406,388	72%
International	729,614	8%	963,779	10%	4,819,615	21%	7,980,251	28%
Other	—	0%	—	0%	90,705	0%	—	0%
Total revenue	$9,552,427	100%	$9,367,984	100%	$22,938,801	100%	$28,386,639	100%

Our gross profit (excluding depreciation and amortization) and gross profit percentage broken out by reportable segment for the three and nine months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31, 2025			For the nine months ended March 31, 2025
Segment	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %
Americas	$8,822,813	$3,473,174	39.4%	$18,028,481	$6,115,670	33.9%
International	729,614	132,158	18.1%	4,819,615	906,337	18.8%
Other	—	—	—	90,705	(197,784)	-218.1%
Total	$9,552,427	$3,605,332	37.7%	$22,938,801	$6,824,223	29.7%

	For the three months ended March 31, 2024			For the nine months ended March 31, 2024
Segment	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %	Revenue	Gross Profit (Excluding Depreciation and Amortization)	Gross Profit %
Americas	$8,404,205	$2,464,517	29.3%	$20,406,388	$6,773,708	33.2%
International	963,779	(158,893)	-16.5%	7,980,251	1,790,996	22.4%
Total	$9,367,984	$2,305,624	24.6%	$28,386,639	$8,564,704	30.2%

Both gross profit and gross profit percentage increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to increased sales and a more favorable product mix with fewer inventory write-downs in the Americas segment in addition to favorability in gross profit of the International segment, which saw negative gross profit for the three months ended March 31, 2024.

For the nine months ending March 31, 2025 compared to the nine months ending March 31, 2024, both gross profit and gross profit percentage decreased due to fewer sales and a less favorable product mix. For the Americas segment, this decrease is primarily attributable to reduced sales of our high margin Double Team sorghum and a strategic sale of dormant alfalfa product, partially offset by an increase attributable to the sale of North America conventional sorghum and our non-dormant alfalfa business. For the International segment, this decrease is driven by lower selling prices in the Middle East North Africa region due to lower demand.

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

On May 9, 2025, we entered into Amendment No. 1 and Waiver to the Mountain Ridge Credit Agreement, or the Mountain Ridge Amendment, which amended the Mountain Ridge Credit Agreement by and among us, as borrower, and Mountain Ridge, as administrative agent and sole lead arranger. The Mountain Ridge Amendment, among other things:

•
waived existing events of default, which included:
o
our failure to immediately prepay the obligations in an aggregate amount equal to the amount by which the outstanding balance exceeded the available borrowing base reflected in the certification delivered by us to Mountain Ridge on April 9, 2025; and
o
our failure to cause S&W Holdings Australia Pty Ltd, an Australian private limited company, to be dissolved by April 18, 2025. S&W Holdings Australia Pty Ltd must now be dissolved by July 31, 2025. Failure by us to do so will constitute an event of default; and
•
revised the covenant calculation definition of "EBITDA", with effectiveness retroactive to December 31, 2024, to add two new add-backs (clauses (7) and (8) of the definition of "EBITDA") as follows:
o
"EBITDA" means, for any fiscal period, net income (or loss) for that period adjusted to exclude each of the following for that period (all calculated on a consolidated basis for the Loan Parties): (1) interest expense, (2) non-cash amortization of debt discount, (3) taxes, (4) depreciation and amortization, (5) non-cash stock based compensation, (6) non-cash foreign currency loss, (7) non-cash gains or losses on sales of fixed assets or discontinued or disposed of operations, including the discontinuation or disposition of a subsidiary or line of business, in each case to the extent such sale or disposition is permitted hereunder, and (8) non-cash gains or losses attributable to our equity investment in Vision Bioenergy to the extent such investment is accounted for by the equity method of accounting (provided, that to the extent any non-cash item added back to EBITDA in any period pursuant to any of the foregoing clauses results in a cash payment in such period or a subsequent period, such cash payment shall result in a reduction of EBITDA in the period when such payment is made).

Except as modified by the Mountain Ridge Amendment, all terms and conditions of the Mountain Ridge Credit Agreement remain in full force and effect.

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

On October 31, 2024, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with CIBC, or the Fourth Amendment, which amended the Amended CIBC Loan Agreement by and among us, as borrower, and CIBC, as administrative agent and sole lead arranger. The Fourth Amendment, effective as of October 31, 2024, among other things:

•
extended the maturity date from October 31, 2024 to November 30, 2024, and, contingent upon our delivery to CIBC of an amended letter of credit issued by JPMorgan Chase Bank, N.A. for the account of MFP, and for the benefit of CIBC, that expires no earlier than December 31, 2024, which was delivered on November 8, 2024; and
•
provided for a fee of $25,000 payable by us to CIBC on the date of the Fourth Amendment.

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

On October 31, 2024, we entered into a Fifth Amendment to Subordinate Loan and Security Agreement with MFP, further amending the MFP Loan Agreement to extend the maturity date of the letter of credit to March 31, 2025.

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

AgAmerica Note

No amendments have occurred to the AgAmerica Agreement for the nine months ended March 31, 2025 or subsequent to period end. Due to the delayed filing of the Annual Report on Form 10-K for the year ended June 30, 2024, we were not in compliance with the reporting requirements per the AgAmerica Loan Agreement; however, a waiver was received from AgAmerica for such non-compliance, executed on November 1, 2024.

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

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended March 31, 2025 and 2024 from our continuing operations:

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities	$1,086,952	$(3,967,820)
Cash flows from investing activities	(168,642)	5,847,589
Cash flows from financing activities	(856,652)	(5,169,784)
Effect of exchange rate changes on cash	6,331	2,921
Net increase (decrease) in cash and cash equivalents	67,989	(3,287,094)
Cash and cash equivalents, beginning of period	286,508	3,389,698
Cash and cash equivalents, end of period	$354,497	$102,604

Operating Activities

For the nine months ended March 31, 2025, operating activities provided $1.1 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $8.1 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $9.2 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $5.7 million increase in accounts payable, a $3.0 million decrease in accounts receivable, a $1.4 million increase in deferred revenue from prepayments for our fiscal 2025 United States domestic business, and a $1.2 million decrease in prepaid expenses and other current assets, partially offset by a $1.2 million decrease in accrued expenses and other current liabilities, a $0.5 million increase in inventories, a $0.4 million increase in receivable from unconsolidated subsidiary, and a $0.2 million increase in other non-current assets.

For the nine months ended March 31, 2024, operating activities used $4.0 million in cash. Of this, the net loss excluding non-cash items as detailed on the statement of cash flows used $5.5 million in cash and changes in operating assets and liabilities as detailed on the statement of cash flows provided $1.6 million in cash. The increase in cash from changes in operating assets and liabilities was primarily driven by a $5.7 million decrease in accounts receivable, a $2.0 million increase in deferred revenue, and a $1.3 million decrease in prepaid expenses and other current assets, partially offset by a $4.9 million decrease in accounts payable, a $1.9 million increase in receivable from unconsolidated subsidiary, a $0.5 million decrease in payable to unconsolidated subsidiary, and a $0.2 million decrease in accrued expenses and other current liabilities.

Investing Activities

Investing activities during the nine months ended March 31, 2025 used $0.2 million in cash, which resulted from $0.2 million in additions to property, plant and equipment for our United States facilities.

Investing activities during the nine months ended March 31, 2024 provided $5.8 million in cash, which resulted from $6.0 million in proceeds from the sale of business interest and $0.1 million in proceeds from the disposal of property, plant and equipment, partially offset by $0.3 million in additions to property, plant and equipment for our United States facilities.

Financing Activities

Financing activities during the nine months ended March 31, 2025, used $0.9 million in cash, consisting of $1.4 million in payments of debt issuance costs and $0.3 million in repayments of long term debt, partially offset by $0.8 million in net borrowings and repayments on the working capital lines of credit.

Financing activities during the nine months ended March 31, 2024, used $5.2 million in cash, consisting of $4.9 million in net borrowings and repayments on the working capital lines of credit, $0.2 million in payments of debt issuance costs, and $0.2 million in net proceeds from sale of common stock partially offset by $0.1 million in borrowings of long-term debt.

Inflation Risk

Inflationary pressures on labor and commodity price increases directly impacted our condensed consolidated results of operations during the nine months ended March 31, 2025 and we expect this to continue throughout the remainder of fiscal year 2025. We attempt to manage any inflationary costs through selective price increases and changes in product mix, but rapidly changing inflationary pressures from global commodity prices and logistics could impact our costs of goods before pricing adjustments can be implemented. Delays in implementing such price increases, competitive pressures, and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through the product mix that we sell and selective price increases.

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

Bank Guarantee

Our obligations under the Parent Guarantee were not subject to stay in connection with S&W Australia’s voluntary administration and followed the terms of the facilities S&W Australia had with NAB. As we lost control and deconsolidated S&W Australia as a result of the voluntary administration process, we recognized a liability for the fair value of the Parent Guarantee per ASC 460, Guarantees. We assessed the fair value of the Parent Guarantee as of July 24, 2024 and elected to record the guarantee at fair value as of each reporting date, with any changes in fair value being recorded as a gain or loss in our Condensed Consolidated Statements of Operations. We obtained an independent valuation, assigning probabilities under various scenarios and applying estimated recovery and discount rates, which resulted in a $5.0 million liability being recorded for the Parent Guarantee under Bank guarantee in the our Condensed Consolidated Balance Sheets as of September 30, 2024. On November 22, 2024, we were released from this liability in connection with the settlement of the voluntary administration and, as such, this liability was removed in our Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and as a result of the material weaknesses described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Status of Remediation of Material Weakness

To remediate the First Material Weakness, during the nine months ended March 31, 2025, we continued our efforts to improve our controls over financial reporting with respect to the analysis of all relevant information required for complete and accurate presentation and disclosure under GAAP. Management has updated its internal control procedures to include, among other things, quarterly monitoring of any changes within the Company and its impact on financial reporting. We have updated our internal control procedures to include quarterly monitoring of any changes within the Company and its impact on financial reporting as well as formalizing a more robust process around financial statement reviews to ensure complete and accurate presentation and disclosure.

As it pertains to the Second Material Weakness, we have implemented certain changes in our internal controls to address the material weakness to include quarterly monitoring of non-routine transactions, including detailed reviews with all applicable parties, and its impact on our financial reporting to ensure appropriate recognition and measurement under GAAP to address this material weakness.

While we believe that these efforts have improved our internal control over financial reporting, the implementation of our remediation is ongoing and we will not consider the material weaknesses remediated until our controls are operational for a sufficient period of time and tested, enabling management to conclude that the controls are operating effectively. Therefore, the First Material Weakness and Second Material Weakness have not been remediated as of March 31, 2025.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. Except for the risk factor set forth below, there have been no material changes in our risk factors included in our Annual Report. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our growers, customers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2025, we entered into Amendment No. 1 and Waiver to the Credit and Security Agreement, or the Mountain Ridge Amendment, which amended the Credit and Security Agreement, or the Mountain Ridge Credit Agreement, by and among us, as borrower, and ABL OPCO LLC, or Mountain Ridge, as administrative agent and sole lead arranger. The Mountain Ridge Amendment, among other things, (i) waived existing events of default under the Mountain Ridge Credit Agreement and (ii) revised the definition of "EBITDA" utilized in the debt covenant calculation, with effectiveness retroactive to December 31, 2024. Except as modified by the Mountain Ridge Amendment, all terms and conditions of the Mountain Ridge Credit Agreement remain in full force and effect.

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

S&W SEED COMPANY

Date: May 15, 2025	By:	/s/Vanessa Baughman
Vanessa Baughman
Chief Financial Officer (On behalf of the registrant in her capacity as Principal Financial and Accounting Officer)